Form 10-Q
period 1998-09-30
BROADCOM CORP
filed 1998-11-13
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended      SEPTEMBER 30, 1998
                                   --------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________.


                      Commission file number: 000-23993


                              BROADCOM CORPORATION
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                       33-0480482
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.


                            16251 LAGUNA CANYON ROAD
                            IRVINE, CALIFORNIA 92618
              (Address of principal executive offices and zip code)


                                 (949) 450-8700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

The number of shares of the registrant's Common Stock, $0.0001 par value, outstanding as of November 11, 1998: 10,375,996 shares of Class A Common Stock and 34,245,739 shares of Class B Common Stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                           THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1998

                                      INDEX


                                                                              Page
                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets at September 30, 1998 (unaudited)
               and December 31, 1997                                            1

               Unaudited Condensed Statements of Operations for the Three
               and Nine Months Ended September 30, 1998 and 1997                2

               Unaudited Condensed Statements of Cash Flows for the Nine
               Months Ended September 30, 1998 and 1997                         3

               Notes to Unaudited Condensed Financial Statements                4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk      30

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                               30

Item 2.        Change in Securities and Use of Proceeds                        30

Item 3.        Defaults Upon Senior Securities                                 31

Item 4.        Submission of Matters to a Vote of Security Holders             31

Item 5.        Other Information                                               31

Item 6.        Exhibits and Reports on Form 8-K                                32

Signatures                                                                     33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             September 30,     December 31,
                                                                 1998             1997
                                                              -----------      -----------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   42,706       $  22,116
   Short-term investments                                         14,944              --
   Accounts receivable, net                                       22,356           9,913
   Inventory                                                       5,877           2,705
   Other current assets                                            6,514           1,785
                                                              ----------       ---------
        Total current assets                                      92,397          36,519
Property and equipment, net                                       24,649           8,449
Long-term investments                                             43,152              --
Other assets                                                       2,139             276
                                                              ----------       ---------
        Total assets                                          $  162,337       $  45,244
                                                              ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                      $  13,465       $   7,380
   Wages and related benefits                                      2,735             846
   Accrued liabilities                                             4,284             933
   Current portion of long-term debt                                 110           1,098
                                                               ---------       ---------
        Total current liabilities                                 20,594          10,257
Long-term debt, less current portion                                  --           1,595
Shareholders' equity:
   Convertible preferred stock                                        --          28,617
   Common stock                                                  124,655           7,129
   Notes receivable from employees                                (3,016)         (3,362)
   Deferred compensation                                          (5,550)         (1,090)
   Retained earnings                                              25,654           2,098
                                                               ---------       ---------
        Total shareholders' equity                               141,743          33,392
                                                               ---------       ---------
        Total liabilities and shareholders' equity             $ 162,337       $  45,244
                                                               =========       =========

                             See accompanying notes.

                              BROADCOM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                            ----------------------    ----------------------
                                               1998        1997          1998        1997
                                            ---------    ---------    ---------    ---------
Revenue:
   Product revenue                          $  51,075    $   8,096    $ 129,568    $  16,265
   Development revenue                          1,410        1,159        3,429        3,416
                                            ---------    ---------    ---------    ---------
        Total revenue                          52,485        9,255      132,997       19,681
Cost of revenue                                23,658        4,047       57,870        8,857
                                            ---------    ---------    ---------    ---------
Gross profit                                   28,827        5,208       75,127       10,824
Operating expense:
   Research and development                    10,877        5,503       25,496       11,708
   Selling, general and administrative          6,486        2,670       15,808        5,211
                                            ---------    ---------    ---------    ---------
        Total operating expense                17,363        8,173       41,304       16,919
                                            ---------    ---------    ---------    ---------
Income (loss) from operations                  11,464       (2,965)      33,823       (6,095)
Interest and other income (expense), net        1,116          (41)       2,417           22
                                            ---------    ---------    ---------    ---------
Income (loss) before income taxes              12,580       (3,006)      36,240       (6,073)
Provision (benefit) for income taxes            4,403       (1,202)      12,684       (2,428)
                                            ---------    ---------    ---------    ---------
Net income (loss)                           $   8,177    $  (1,804)   $  23,556    $  (3,645)
                                            =========    =========    =========    =========
Basic earnings (loss) per share             $    0.20    $   (0.07)   $    0.64    $   (0.14)
                                            =========    =========    =========    =========
Diluted earnings (loss) per share           $    0.17    $   (0.07)   $    0.51    $   (0.14)
                                            =========    =========    =========    =========
Weighted average shares (basic)                41,205       27,024       36,591       26,295
                                            =========    =========    =========    =========
Weighted average shares (diluted)              48,425       27,024       45,866       26,295
                                            =========    =========    =========    =========

                             See accompanying notes.

                              BROADCOM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             1998             1997
                                                           --------         --------
OPERATING ACTIVITIES
Net income (loss)                                          $ 23,556         $ (3,645)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                            5,213            2,159
     Amortization of deferred compensation                      909               --
     Change in operating assets and liabilities:
        Accounts receivable                                 (12,443)          (2,353)
        Inventory                                            (3,172)             (20)
        Other assets                                         (6,754)            (180)
        Accounts payable                                      6,085            2,336
        Income taxes payable                                  4,313           (4,278)
        Other accrued liabilities                             5,240            1,462
                                                           --------         --------
Net cash provided by (used in) operating activities          22,947           (4,519)

INVESTING ACTIVITIES
Purchases of property and equipment                         (21,413)          (4,009)
Purchases of held-to-maturity investments                   (58,096)              --
                                                           --------         --------
Net cash used in investing activities                       (79,509)          (4,009)

FINANCING ACTIVITIES
Proceeds from bank term loan                                     --            3,000
Payments on bank term loan                                   (2,500)            (250)
Payments on capital lease obligations                           (83)             (52)
Proceeds from issuance of Preferred Stock                        --           22,689
Net proceeds from initial public offering
   of Class A Common Stock                                   79,170               --
Net proceeds from issuance (payments for
   repurchase) of Class B Common Stock                          565              682
                                                           --------         --------
Net cash provided by financing activities                    77,152           26,069
                                                           --------         --------
Increase in cash and cash equivalents                        20,590           17,541
Cash and cash equivalents at beginning of period             22,116            4,657
                                                           --------         --------
Cash and cash equivalents at end of period                 $ 42,706         $ 22,198
                                                           ========         ========
Supplemental disclosure of non-cash activities:
     Notes receivable from employees in connection
        with exercise of stock options                     $    191         $    729
                                                           ========         ========

                             See accompanying notes.

                              BROADCOM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

        The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the financial position of Broadcom Corporation (the "Company") at September 30, 1998 and the results of its operations and cash flows for the nine months ended September 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited condensed financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Final Prospectus dated October 20, 1998 (the "Final Prospectus"), filed as part of a Registration Statement on Form S-1, as amended (Reg. No. 333-65117).

2. EARNINGS PER SHARE

     The following table sets forth the computation of earnings (loss) per share:

                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                         --------------------    --------------------
                                            1998        1997       1998        1997
                                         ---------   --------    --------    --------
                                             (In thousands, except per share data)
Numerator:  Net income (loss)            $   8,177   $ (1,804)   $ 23,556    $ (3,645)
                                         =========   ========    ========    ========
Denominator:
   Weighted-average shares
      outstanding                           43,827     30,557      39,711      29,841
   Less:  nonvested common shares
      outstanding                           (2,622)    (3,533)     (3,120)     (3,546)
                                         ---------   --------    --------    --------
Denominator for basic earnings per
   common share                             41,205     27,024      36,591      26,295
Effect of dilutive securities:
   Nonvested common shares                   1,673         --       1,917          --
   Stock options                             5,540         --       4,538          --
   Warrants                                      7         --           2
   Convertible preferred stock                  --         --       2,818          --
                                         ---------   --------    --------    --------
Denominator for diluted earnings
   per common share                         48,425     27,024      45,866      26,295
                                         =========   ========    ========    ========
Basic earnings (loss) per share          $    0.20   $  (0.07)   $   0.64    $  (0.14)
                                         =========   ========    ========    ========
Diluted earnings (loss) per share        $    0.17   $  (0.07)   $   0.51    $  (0.14)
                                         =========   ========    ========    ========

3. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three and nine month periods ended September 30, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

4. INVESTMENTS

     The Company accounts for its investments in debt securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. At September 30, 1998, all of the Company's investments were in state, municipal, county and United States government agency bonds, and were classified as held-to-maturity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of held-to-maturity securities by balance sheet caption at September 30, 1998, is as follows:

                                               Gross         Gross
                                 Amortized   Unrealized    Unrealized     Fair
                                   Cost        Gains         Losses       Value
                                 ---------   ----------    ----------   --------
                                                   (In thousands)
    Cash equivalents              $23,153       $ --         $ (1)      $23,152
    Short-term investments         14,944         33           --        14,977
    Long-term investments          43,152        154           --        43,306
                                  -------       ----         ----       -------
    Securities classified as
       held-to-maturity           $81,249       $187         $ (1)      $81,435
                                  =======       ====         ====       =======

    Scheduled maturities of held-to-maturity investments at September 30, 1998 were as follows:

                                            Amortized    Fair
                                              Cost       Value
                                            ---------   -------
                                               (In thousands)
    Debt securities maturing within:
        One year                             $38,097    $38,129
        Two years                             43,152     43,306
                                             -------    -------
                                             $81,249    $81,435
                                             =======    =======

5. INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                             September 30,   December 31,
                                                 1998             1997
                                             -------------   ------------
                                                   (In thousands)
        Raw materials                          $ 1,282         $   670
        Work in process                          3,132           1,645
        Finished goods                           5,286           2,076
                                               -------         -------
                                                 9,700           4,391
        Less reserve for excess and
          obsolete inventory                    (3,823)         (1,686)
                                               -------         -------
                                               $ 5,877         $ 2,705
                                               =======         =======

6. LONG-TERM DEBT

     The following is a summary of the Company's long-term debt:

                                                      September 30,    December 31,
                                                           1998            1997
                                                      -------------    -----------
                                                              (In thousands)
  Silicon Valley Bank term loan, collateralized by
    substantially all of the Company's assets,
    payable in varying monthly installments at a
    rate of 9.3%                                        $  --            $ 2,500
  Capitalized lease obligations payable in varying
    monthly installments at rates from 10.4% to 22.3%      110               193
                                                        ------           -------
                                                           110             2,693
   Less current portion of long-term debt                 (110)           (1,098)
                                                        ------           -------
                                                        $   --           $ 1,595
                                                        ======           =======

7. SHAREHOLDERS' EQUITY

Stock Option Plan

     The 1998 Stock Incentive Plan (the "1998 Plan") was adopted on February 3, 1998 to serve as the successor equity incentive program to the Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan"). On April 8, 1998, the 1998 Plan effective date, outstanding options under the 1994 Plan and under the 1998 Special Stock Option Plan (the "Special Plan") (a plan adopted to permit options to be granted with certain terms permitted by the 1998 Plan prior to the 1998 Plan becoming effective) were incorporated into the 1998 Plan, and no further option grants will be made under the 1994 Plan or the Special Plan. A total of 15,948,439 shares of Common Stock have been authorized for issuance under the 1998 Plan (including shares reserved for issuance for options outstanding under the 1994 Plan and Special Plan). As of September 30, 1998, options to purchase an aggregate of 7,778,024 shares of Class B Common Stock were outstanding at a weighted average exercise price per share of $5.25 and options to purchase an aggregate of 920,050 shares of Class A Common Stock were outstanding at a weighted average exercise price per share of $37.03.

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

Initial Public Offering

     In April 1998, the Company completed its initial public offering (the "Offering") of 4,025,000 shares of its Class A Common Stock. Of these shares, the Company sold 3,120,000 shares (including 355,000 shares issued in connection with the exercise of the underwriters' over-allotment option), and selling shareholders sold 905,000 shares (including 170,000 shares in connection with the exercise of the underwriters' over-allotment option), at a price of $24 per share. In addition, the Company sold 500,000 shares of Class A Common Stock to Cisco Systems, Inc. ("Cisco Systems") in a concurrent registered offering that was not underwritten, at a price of $22.32 per share. The Company received aggregate net proceeds from the Offering and the sale of shares to Cisco Systems of approximately $79.2 million in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 8,453,517 shares of Class B Common Stock.

Follow-on Public Offering

     In October 1998, the Company completed a follow-on public offering of 3,450,000 shares of its Class A Common Stock. Of these shares, the Company sold 470,000 shares (including 77,500 shares in connection with the exercise of the underwriters' over-allotment option), and selling shareholders sold 2,980,000 shares (including 372,500 shares in connection with the exercise of the underwriters' over-allotment option), at a price of $69 per share. The Company received net aggregate proceeds of approximately $30.6 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds from the follow-on public offering have not been included in the accompanying balance sheet at September 30, 1998.

Stock Split

     On March 9, 1998, prior to the Offering, the Company effected a 3-for-2 stock split of the Company's Class B Common Stock. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect this change in the Company's capital structure.

8. LITIGATION

     In December 1996, Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleges that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringe one of STI's patents (the " '352 Patent"). STI is seeking an injunction as well as the recovery of monetary damages, including treble damages for willful infringement. The Company has filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and has asserted a counterclaim requesting declaratory relief that the Company is not infringing the '352 Patent and that the '352 Patent is invalid and unenforceable. The Company believes that it has strong defenses to STI's claims on invalidity, noninfringement and inequitable conduct grounds. The Company and STI are currently conducting discovery in this case. On June 10, 1998 and July 21, 1998, the Court issued orders interpreting the claims of the '352 patent. The Court has scheduled trial for May 1999. Although the Company believes that it has strong defenses, a finding of infringement by the Company in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, substantial product redesign expenses (assuming that a non-infringing design is feasible and economic) and associated time-to-market delays, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

     In April 1997, Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserts claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint seeks to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. The Company has asserted and believes that Sarnoff's claims are without merit. The Company has filed an answer and is vigorously defending itself in this action. In May 1997, the New Jersey court denied Sarnoff's request for a temporary restraining order. In June 1998, the New Jersey court denied the Company's motion for summary judgment. Sarnoff has clarified its claims to some extent by specifying in greater detail the trade secrets that it alleges the Company and the Former Employees misappropriated. The discovery period has been closed, subject to the completion by the parties of certain additional discovery no later than November 27, 1998. The Company has filed new motions for summary judgment based on recent admissions and other events. The Company's renewed motions for summary judgment are expected to be heard in December 1998 or January 1999, with trial expected to commence on or before February 16, 1999.

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

     In March 1998, Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. These claims relate to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 78,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase all 26,000 shares of Series D Preferred Stock at the original price paid per share in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned from the Company in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleges that the repurchase right should not be enforceable under several legal theories and seeks unspecified damages and declaratory relief. If Mr. Davis is successful in his claim, he may be entitled to receive the shares of Class B Common Stock described above and may be entitled to certain other rights as a holder of Series D Preferred Stock, including without limitation the right to acquire certain shares of the Company's Series E Preferred Stock (or the shares of Class B Common Stock into which such shares of Series E Preferred Stock would have converted upon consummation of the initial public offering). In the alternative, Mr. Davis may be entitled to unspecified damages and punitive damages should he prevail. This case is currently in discovery. In April 1998, the Company filed an answer and affirmative defenses to Mr. Davis' complaint, denying the allegations in Mr. Davis' complaint. The Company has also asserted counterclaims against Mr. Davis for fraud and breach of fiduciary duty and is seeking to recover compensatory and punitive damages, in addition to other relief.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section of this Form 10-Q entitled "Risk Factors" and in the Company's Final Prospectus as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

     The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Final Prospectus, that discuss the Company's business in greater detail and attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business in the future.

OVERVIEW

     The Company is a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to the home and within the business enterprise. The Company's products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, the Company has designed and developed integrated circuits ("ICs") for some of the most significant broadband communications markets including cable set-top boxes, cable modems, high-speed networking, DBS (direct broadcast satellite) and terrestrial digital broadcast, and xDSL (digital subscriber line). From the Company's inception in 1991 through 1994, it was primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, the Company generated the majority of its total revenue from development work performed for key customers. The Company began shipping its products in 1994, and subsequently the Company's total revenue has grown predominately through sales of its semiconductor products. The Company intends to continue to enter into development contracts with key customers, but expects that development revenue will constitute a decreasing percentage of its total revenue. In any given quarter, development revenue may vary significantly due to the number of outstanding contracts and the timing of contract milestones. The Company generates a small percentage of its product revenue from sales of its system level reference designs.

     For a further overview of the Company's accounting policies and significant factors affecting the Company's business and operations, please refer to the additional disclosures made in the Company's Final Prospectus.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                           --------------------        -------------------
                                            1998         1997           1998         1997
                                           ------       -------        ------       ------
Revenue:
   Product revenue                           97.3%        87.5%          97.4%        82.6%
   Development revenue                        2.7         12.5            2.6         17.4
                                            -----        -----          -----        -----
        Total revenue                       100.0        100.0          100.0        100.0
Cost of revenue                              45.1         43.7           43.5         45.0
                                            -----        -----          -----        -----
Gross profit                                 54.9         56.3           56.5         55.0
Operating expense:
   Research and development                  20.7         59.5           19.2         59.5
   Selling, general and administrative       12.3         28.8           11.9         26.4
                                            -----        -----          -----        -----
        Total operating expense              33.0         88.3           31.1         85.9
                                            -----       ------          -----        -----
Income (loss) from operations                21.9        (32.0)          25.4        (30.9)
Interest and other income (expense), net      2.1         (0.5)           1.8          0.1
                                            -----       -------         -----        -----
Income (loss) before income taxes            24.0        (32.5)          27.2        (30.8)
Provision (benefit) for income taxes          8.4        (13.0)           9.5        (12.3)
                                            -----       ------          -----        -----
Net income (loss)                            15.6%       (19.5)%         17.7%       (18.5)%
                                            =====       ======          =====        =====

     TOTAL REVENUE. Total revenue consists of product revenue generated principally by sales of the Company's semiconductor products and development revenue generated under development contracts with the Company's customers. Total revenue for the three months ended September 30, 1998 was $52.5 million, an increase of $43.2 million or 467% from total revenue of $9.3 million in the three months ended September 30, 1997. Total revenue for the nine months ended September 30, 1998 was $133.0 million, an increase of $113.3 million or 576% from total revenue of $19.7 million in the nine months ended September 30, 1997. The increase in total revenue was derived mainly from an increase in volume shipments of ICs for digital cable set-top boxes, high-speed networking and, to a lesser extent, for the cable modem market.

     GROSS PROFIT. Gross profit represents total revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended September 30, 1998 was $28.8 million or 54.9% of total revenue, an increase of $23.6 million as compared with gross profit of $5.2 million or 56.3% of total revenue in the three months ended September 30, 1997. Gross profit for the nine months ended September 30, 1998 was $75.1 million or 56.5% of total revenue, an increase of $64.3 million as compared with gross profit of $10.8 million or 55.0% of total revenue in the nine months ended September 30, 1997. The increase in gross profit was mainly attributable to the significant increase in the volume of product shipments. It is expected that gross profit as a percentage of total revenue will decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, the Company's gross margin may be affected by the introduction in the future of certain lower margin products.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, as well as related subcontracting costs. Research and development expense for the three and nine months ended September 30, 1998 was $10.9 million and $25.5 million or 20.7% and 19.2% of total revenue, respectively, an increase of $5.4 million and $13.8 million as compared with research and development expense of $5.5 million and $11.7 million or 59.5% of total revenue for both the three and nine months ended September 30, 1997, respectively. The increase in absolute dollars was primarily due to the addition of personnel for the development of new products and the enhancement of existing products. The decline in research and development expense as a percentage of total revenue reflected a significant increase in total revenue during the three and nine months ended September 30, 1998. The Company expects that research and development expense in absolute dollars will continue to increase for the foreseeable future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended September 30, 1998 was $6.5 million or 12.3% of total revenue, an increase of $3.8 million as compared with $2.7 million or 28.8% of total revenue for the three months ended September 30, 1997. Selling, general and administrative expense for the nine months ended September 30, 1998 was $15.8 million or 11.9% of total revenue, an increase of $10.6 million as compared with $5.2 million or 26.4% of total revenue for the nine months ended September 30, 1997. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of total revenue reflected a significant increase in total revenue during the three and nine months ended September 30, 1998. The Company expects that selling, general and administrative expense in absolute dollars will continue to increase in the near term to support the planned expansion of the Company's operations.

     DEFERRED COMPENSATION. In the nine months ended September 30, 1998, the Company recorded approximately $5.4 million of net deferred compensation in connection with the grant of employee stock options to purchase an aggregate of 1,298,050 shares of Class B Common Stock in late March 1998 (in addition to approximately $1.1 million of deferred compensation recorded in 1997). The deferred compensation represents the difference between the deemed value of the Class B Common Stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount has been presented as a reduction of shareholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $406,000 and $909,000 of deferred compensation in the three and nine months ended September 30, 1998, respectively. The remaining balance of total deferred compensation will be amortized at a rate of approximately $406,000 (pre-tax) per quarter through September 2001 and approximately $338,000 (pre-tax) for the quarters ending December 31, 2001 and March 31, 2002.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net reflects interest earned on average cash and cash equivalents and investment balances, less interest on the Company's long-term debt and capital lease obligations. Interest and other income, net for the three and nine months ended September 30, 1998 was $1.1 million and $2.4 million, respectively, compared to interest and other expense, net of $41,000 in the three months ended September 30, 1997 and interest and other income, net of $22,000 in the nine months ended September 30, 1997. The increases were principally due to increased cash balances available to invest resulting from consummation of the Company's Offering and sale of shares to Cisco Systems in April 1998.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company accrues a provision for federal and state income tax at applicable statutory rates. The Company's effective tax rates were approximately 35% and 40% for the nine months ended September 30, 1998 and 1997, respectively. The difference between the Company's effective tax rates and the federal statutory tax rate of 34% was primarily related to the effect of state income taxes and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through a combination of sales of equity securities and cash generated by operations. At September 30, 1998, the Company had $71.8 million in working capital and $57.7 million in cash, cash equivalents and short-term investments, compared to $26.3 million in working capital and $22.1 million in cash and cash equivalents at December 31, 1997. In addition, at September 30, 1998, the Company had long-term investments of $43.2 million; at December 31, 1997, the Company had no long-term investments. At October 31, 1998, the Company had $89.9 million in cash, cash equivalents and short-term investments and $43.0 million in long-term investments. The net increase in cash, cash equivalents and investments from September 1998 was primarily due to the net proceeds from the Company's follow-on public offering in October 1998.

     The Company's operating activities provided cash of $22.9 million in the nine months ended September 30, 1998, primarily as a result of net income and a growth in accounts payable, partially offset by increases in accounts receivable, inventory and other assets. In the nine months ended September 30, 1997, cash used in operating activities was $4.5 million, primarily as a result of a net loss.

     In the nine months ended September 30, 1998, the Company's investing activities used cash in the amount of $58.1 million for the purchase of held-to-maturity investments and $21.4 million for the purchase of capital equipment to support its expanding operations. In the nine months ended September 30, 1997, the Company's investing activities used $4.0 million for the purchase of capital equipment. At September 30, 1998, the Company had outstanding purchase commitments for capital equipment of approximately $4.2 million.

     Cash provided by financing activities was $77.2 million for the nine months ended September 30, 1998, primarily from aggregate net proceeds of $79.2 million from the Company's Offering and sale of shares to Cisco Systems in April 1998, partially offset by the repayment of $2.5 million outstanding under a bank term loan. In the nine months ended September 30, 1997, cash provided by financing activities was $26.1 million, primarily from $22.7 million in net proceeds from the issuance of preferred stock and $3.0 million in proceeds from a bank term loan.

     In October 1998, the Company completed an underwritten follow-on public offering. Of the 3,450,000 shares of Class A Common Stock offered, the Company sold 470,000 shares and selling shareholders sold 2,980,000 shares, at a price of $69 per share. The Company received net aggregate proceeds from the follow-on offering of approximately $30.6 million after deducting underwriting discounts and commissions and estimated offering costs.

     The Company believes that the aggregate net proceeds from the follow-on public offering, its initial public offering and sale of shares to Cisco Systems in April 1998, together with cash generated from its operations, will be sufficient to meet the Company's capital requirements for at least the next twelve months. Nonetheless, the Company may elect to sell additional equity securities or to obtain credit facilities. The Company's future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory and accounts receivable; the market acceptance of the Company's products; the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace; volume pricing concessions; the Company's business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to the Company's products; and the Company's relationships with suppliers and customers. In addition, the Company may require an increase in the level of working capital to accommodate planned growth, hiring, infrastructure and facility needs, including the Company's recently executed lease of new facilities to centralize all Irvine employees and operations on one campus. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. To the extent that the funds generated by the follow-on offering, the Company's initial public offering and sale of shares to Cisco Systems, together with existing resources and cash generated from operations, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings or borrowings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to the Company and its shareholders.

YEAR 2000

     The Company is aware of problems associated with computer systems as the year 2000 approaches. Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. These problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

     The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

     PRODUCTS. The Company has evaluated each of its products and believes that each is substantially year 2000 compliant. However, the Company believes that it is not possible to determine whether all of its customers' products into which the Company's products are incorporated will be year 2000 compliant because the Company has little or no control over the design, production and testing of its customers' products.

     INTERNAL INFRASTRUCTURE. The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, master production scheduling, materials requirement planning, networks and telecommunications systems. The Company believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in the process of modifying and upgrading all affected systems and expects to complete this process by early 1999. Because most of the software applications used by the Company are recent versions of vendor supported, commercially available products, the Company has not incurred, and does not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors.

     THIRD-PARTY SUPPLIERS. The Company relies, directly and indirectly, on external systems utilized by its suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company has sent questionnaires to the two independent foundries, Taiwan Semiconductor Manufacturing Corporation ("TSMC") and Chartered Semiconductor Manufacturing ("Chartered"), that fabricate substantially all of its semiconductor devices, and to the two subcontractors, ASAT Ltd. ("ASAT") and ST Assembly Test Services ("STATS"), that assemble and test substantially all of its products to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. In addition, certain of the Company's key employees have scheduled on-site visits at the facilities of each of these suppliers in late 1998 to evaluate the systems and remediation efforts employed by each of them. The Company expects to resolve any significant Year 2000 Problems with its suppliers; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption to the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition or results of operations.

     FACILITY AND LABORATORY RELATED SYSTEMS. Systems such as heating, sprinklers, elevators, test equipment and security systems at the Company's facilities and labs may also be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of and costs of remediating the Year 2000 Problem on its facility and lab related systems. The Company estimates that the total cost to the Company of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company presently estimates that the total cost of addressing its year 2000 issues will be approximately $500,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

     The Company is currently developing contingency plans to address the year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

RISK FACTORS

     In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

     FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company's quarterly results of operations have fluctuated significantly in the past and may continue to fluctuate in the future based on a number of factors, many of which are not in the Company's control. Such factors include, but are not limited to, the volume of product sales and pricing concessions on volume sales; the timing, rescheduling or cancellation of significant customer orders; the gain or loss of a significant customer; the timing of customer qualification and industry interoperability certification of new products and the risk of non-qualification or non-certification; the rate of adoption by customers and end users of new and emerging technologies in the high-speed data networking, cable set-top box, cable modem, direct broadcast satellite ("DBS") and terrestrial digital broadcast, and digital subscriber line ("xDSL") markets; the rate of adoption and acceptance of new industry standards in the foregoing markets; the Company's ability to specify, develop, introduce and market new products and technologies on a timely basis; the qualification, availability and pricing of competing products and technologies from other vendors; fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; uncertainties associated with international operations; the Company's ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels needed to implement its business and product plans; problems or delays in migrating product designs to smaller geometry processes and achieving higher levels of design integration; intellectual property disputes; changes in product and customer mix; the amount and timing of recognition of development revenue; general business conditions in the semiconductor industry and the broadband communications markets; availability of foundry capacity and raw materials; the quality of the Company's products; the timing of investments in, and the results of, research and development; the Company's ability to expand and implement its sales and marketing programs; the level of orders received that can be shipped in a quarter; the effects on operations and management of facility relocations; currency fluctuations; and general economic conditions. The Company intends to continue to increase its operating expenses in 1998 and 1999. Because a large portion of the Company's operating expense, including rent, salaries and capital lease expenses, is fixed and difficult to reduce or modify, if total revenue does not meet the Company's expectations, the effect of any revenue shortfall will be magnified by the fixed nature of these operating expenses. Based on the foregoing or other factors, it is possible that in some future periods the Company's reported or anticipated operating results will fail to meet or exceed the expectations of analysts or investors. In such event, the price of the Company's Class A Common Stock would likely be materially and adversely affected.

     CUSTOMER CONCENTRATION. A relatively small number of customers have accounted for a significant portion of the Company's total revenue to date, and the Company expects that this trend will continue for the foreseeable future. In particular, sales to General Instrument and 3Com (including sales to their respective manufacturing subcontractors) accounted for approximately 33.6% and 25.9%, respectively, of total revenue in the three months ended September 30, 1998 and 32.6% and 32.0%, respectively, of total revenue in the nine months ended September 30, 1998. In 1997, sales to General Instrument and 3Com accounted for 31.9% and 14.6%, respectively, of total revenue. Moreover, sales to the Company's five largest customers (including sales to their respective manufacturing subcontractors) represented approximately 73.4% and 76.1% of the Company's total revenue in the three and nine months ended September 30, 1998, respectively, and 61.7% of total revenue in fiscal 1997. Accordingly, the Company's future results of operations will continue to be substantially dependent on the success of its largest customers and on the Company's success in selling its existing and future products to those customers in significant quantities. Any reduction or delay in sales of the Company's products to one or more of these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will retain its largest customers or that it will be able to obtain additional key customers. The loss of one or more of the Company's largest customers or the inability of the Company to successfully develop relationships with additional key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON EMERGING MARKETS AND EVOLVING STANDARDS. The semiconductor industry and the broadband communications markets are characterized by rapidly changing technology, frequent new product introductions and evolving industry standards. Substantially all of the Company's current product revenue is derived from sales of products for the high-speed networking, cable set-top box and cable modem markets. These markets are characterized by intense competition, rapid technological change and short product life cycles. In particular, the high-speed networking, cable set-top box and cable modem markets continue to undergo a period of rapid growth and consolidation. The Company's business, financial condition and results of operations would be materially and adversely affected in the event of a significant slowdown in any of these or other broadband communications markets. The Company's success will depend on the ability of its customers to develop new products and enhance existing products for the broadband communications markets and to successfully introduce and promote such products. There can be no assurance that the broadband communications markets will develop to the extent or in the timeframes anticipated by the Company. The failure of new markets to develop as anticipated or the failure of the Company's products in these markets to gain widespread acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Products for broadband communications applications are generally based on industry standards, which are continually evolving. The emergence of new industry standards could render products of the Company or its customers unmarketable or obsolete and may require the Company to incur substantial unanticipated costs to comply with any such new standards. Moreover, the Company's past sales and profitability have resulted, to a significant extent, from its ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products. The Company's continued ability to adapt to such changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving the Company's competitive position and its prospects for growth. The Company has in the past invested substantial resources in emerging technologies, such as 100Base-T4 for high-speed networking, for which the market did not ultimately meet the Company's expectations. There can be no assurance that the Company will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the broadband communications markets, or that the Company will be able to successfully develop and introduce new products into such markets. The failure of the Company to anticipate technological change and introduce new products that achieve market acceptance could materially and adversely affect the Company's business, financial condition and results of operations.

     DEPENDENCE ON DEVELOPMENT OF NEW PRODUCTS. The Company's future success will depend upon its ability to develop new silicon solutions for existing and new markets, introduce such products in a timely and cost-effective manner and have such products selected for design into new products of leading equipment manufacturers ("design wins"). The development of these new devices is highly complex, and from time to time the Company has experienced delays in completing the development and introduction of new products. Successful product development and introduction depends on a number of factors, including, among other things, accurate prediction of market requirements and evolving standards; accurate new product definition; timely completion and introduction of new product designs; timely qualification and industry interoperability certification of the Company's products and the products into which the Company's products will be incorporated; availability of foundry capacity; achievement of high manufacturing yields; and market acceptance of the Company's and its customers' products. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that such products will satisfy customer requirements or achieve market acceptance. The Company's quarterly results have in the past been, and are expected in the future to continue to be, dependent upon the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The Company's or its customers' failure to develop and introduce new products successfully and in a timely manner would materially and adversely affect the Company's business, financial condition and results of operations. The Company's new products are generally incorporated into customers' products or systems at the design stage. Achieving a design win often requires significant expenditures by the Company without any assurance of success. Moreover, design wins frequently precede the generation of volume sales, if any, by six to nine months or more. The value of any design win largely depends upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates components manufactured by the Company's competitors. There can be no assurance that the Company will continue to achieve design wins or that the products for which the Company achieves design wins will be commercially successful.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel and on its ability to continue to attract, retain and motivate qualified personnel, particularly experienced mixed-signal circuit designers and systems applications engineers. The competition for such employees is intense, and the Company may not be able to attract as many qualified new personnel as it was able to employ prior to its initial public offering. The loss of the services of one or more of the Company's key employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of the services of Dr. Henry T. Nicholas, III, the co-founder, President and Chief Executive Officer of the Company, or Dr. Henry Samueli, the co-founder, Vice President of Research and Development and Chief Technical Officer of the Company, could materially and adversely affect the Company. The Company does not have any employment contracts with its employees that govern the length of their service.

     COMPETITION. The broadband communications markets and semiconductor industry are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and price erosion. The Company competes with a number of major domestic and international suppliers of equipment in the markets for cable set-top boxes, cable modems, high-speed networking, DBS and terrestrial digital broadcast, and xDSL. This competition has resulted and may continue to result in declining average selling prices for the Company's products. The Company currently competes in the cable television set-top box market with Fujitsu, LSI Logic, Philips Electronics, Rockwell International and VLSI Technology for communication devices and with ATI Technologies, C-Cube, LSI Logic, Motorola and STMicroelectronics (formerly SGS-THOMSON) in the MPEG/graphics segment. The Company expects other major semiconductor manufacturers to enter the market as the digital broadcast television and other digital cable television markets become more established. A number of companies, including Hitachi, Libit Signal Processing, LSI Logic, Rockwell International, Stanford Telecommunications, Inc. ("STI") and Toshiba have announced that they are developing and plan to introduce MCNS/DOCSIS compliant products in 1998, which could result in significant competition in the cable modem market. In the high-speed networking market, the Company principally competes with established suppliers including Level One Communications, Lucent Technologies, National Semiconductor and Texas Instruments. The Company's principal competitors in the DBS/terrestrial broadcast market include LSI Logic, Lucent Technologies, Philips Electronics, Rockwell International, Sony, STMicroelectronics and VLSI Technology. The Company's principal competitors in the xDSL market include Alcatel, Analog Devices, Globespan, Motorola, Rockwell International and Texas Instruments. The Company also may face competition from suppliers of products based on new or emerging technologies. Many of the Company's competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than the Company. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than the Company. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, existing or new competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost. There can be no assurance that the Company will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

     MANAGEMENT OF GROWTH. The Company has experienced a period of rapid growth, expanding from 182 employees in September 1997 to 400 employees (including temporary and contract employees) in September 1998. This expansion has placed, and continues to place, significant strain on the Company's resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which may require substantial management effort. There can be no assurance that such efforts can be accomplished successfully. The Company's rapid growth and expansion, as well as its product development and selling, general and administrative activities, have necessitated the increase in the number of employees as well as increased responsibilities for the Company's management. To support its growth, the Company recently entered into a new lease for larger facilities and is in the process of improving these facilities. These new facilities will allow all of the Company's Irvine employees and operations to be centralized on one campus. This relocation of the Company's headquarters and Irvine operations could result in a temporary disruption of the Company's operations or a temporary diversion of management attention and resources. From time to time, the Company engages in other relocations of employees or operations. If the Company sustains its growth in the future, it will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its expanding employee base. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations. Any difficulties resulting from relocation of employees or operations or any failure to improve the Company's operational, financial and management information systems, or to hire, train, motivate or manage its employees could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON INDEPENDENT FOUNDRIES. The Company does not own or operate a fabrication facility, and substantially all of its semiconductor device requirements are currently supplied by two outside foundries, TSMC in Taiwan and Chartered in Singapore. There are significant risks associated with the Company's reliance on outside foundries, including the lack of ensured wafer supply; limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and the unavailability of or delays in obtaining access to key process technologies. In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although the Company works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies.

     The Company provides its foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide semiconductor devices to the Company is limited by the foundry's available capacity. Although the Company has entered into contractual commitments to supply specified levels of products to certain of its customers, the Company does not have a long-term volume purchase agreement or a guaranteed level of production capacity with TSMC or Chartered because the Company believes excess foundry capacity is currently available. The Company places its orders on a purchase order basis, and these foundries may allocate capacity to the production of other companies' products while reducing deliveries to the Company on short notice. In particular, foundry customers that are larger and better financed than the Company or that have long-term agreements with the Company's foundries may cause such foundries to reallocate capacity in a manner adverse to the Company. In addition, if the Company chooses to use a new foundry, several months are typically required to complete the qualification process before the Company can begin shipping products from the new foundry. Although the Company primarily utilizes two independent foundries, most of the Company's components are not manufactured at both foundries at any given time. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company's business, financial condition and results of operations. In the event either foundry experiences financial difficulties (whether as a result of the Asian economic crisis or otherwise) or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. Even the Company's current outside foundries would need to have certain manufacturing processes qualified in the event of disruption at another foundry, which the Company may not be able to accomplish in a timely enough manner to prevent an interruption in supply of the affected products. There can be no assurance that any existing or new foundries would be able to produce ICs with acceptable manufacturing yields. Furthermore, there can be no assurance that the Company's foundries will continue to deliver sufficient quantities of semiconductor devices on a timely basis, will not experience lower than expected manufacturing yields in the future, or will continue to have excess capacity, any of which events could materially and adversely affect the Company's business, financial condition and results of operations.

     DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST. Substantially all of the Company's products are assembled and tested by one of two third-party subcontractors, ASAT in Hong Kong and STATS in Singapore. The Company does not have long-term agreements with either of these suppliers and typically procures services from such suppliers on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event either subcontractor experiences financial difficulties (whether as a result of the Asian economic crisis or otherwise) or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity. As a result of this reliance on third-party subcontractors for assembly and testing of its products, the Company cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of the Company's products. Due to the amount of time normally required to qualify assemblers and testers, if the Company is required to find alternative manufacturing assemblers or testers of its components, shipments could be delayed. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities. Although the Company has no current understandings or agreements with respect to any material acquisitions, the Company may make acquisitions of businesses, products or technologies in the future. However, there can be no assurance that the Company will be able to locate suitable acquisition opportunities or to consummate any such acquisitions on terms and conditions acceptable to the Company. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, large one-time write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's results of operations or the price of the Company's Class A Common Stock. Furthermore, acquisitions entail numerous risks, including difficulties in the assimilation and integration of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic or business markets in which the Company has no or limited prior experience and the potential loss of key employees. Since the Company has not made any material acquisitions in the past, no assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH EXPANSION OF INTERNATIONAL BUSINESS ACTIVITIES. The Company currently procures substantially all of its manufacturing, assembly and test services from suppliers located outside the United States and may expand its manufacturing and distribution activities abroad. Approximately 15.8% of the Company's total revenue in the nine months ended September 30, 1998 was derived from sales to independent customers based outside the United States. In 1997, approximately 15.4% of the Company's total revenue was derived from sales to independent customers based outside of the United States. In addition, the Company often ships products to its domestic customers' international manufacturing divisions and subcontractors. Accordingly, the Company is subject to risks inherent in international operations, which include, but are not limited to, political, social and economic instability, trade restrictions, the imposition of governmental controls, exposure to different legal standards (particularly with respect to intellectual property), burdens of complying with a variety of foreign laws, import and export license requirements, future import and export restrictions, unexpected changes in regulatory requirements, foreign technical standards, changes in tariffs, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. In particular, certain Asian countries have recently experienced significant economic difficulties, including currency devaluation and instability, business failures and a generally depressed business climate, particularly in the semiconductor industry. In view of the Company's reliance on Asian foundries and assemblers, and the Company's expanded international operations, the Asian economic crisis may have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to expand its international operations in the near future and may establish foreign subsidiaries to conduct certain of the Company's international activities. As a result, the Company's business may be impacted to a greater degree in the future by the foregoing risks.

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

     RELIANCE ON STRATEGIC RELATIONSHIPS. The Company has relied on in the past, and intends to continue to form in the future, strategic relationships with certain of its customers who are technology leaders in the Company's target markets. These relationships often involve the proposed development by the Company of new products involving significant technological challenges. Since the proposed product under development may offer potential competitive advantages to the strategic partner, considerable pressure is frequently placed on the limited resources of the Company to meet development schedules. While an essential element of the Company's strategy involves establishing such relationships, these projects utilize substantial amounts of the Company's limited resources, and could materially detract from or delay the completion of other important development projects. Delays in development could impair the relationship between the Company and its strategic partners and negatively impact sales of the products under development. Moreover, there can be no assurance that customers of the Company will not develop their own solutions for products currently supplied by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     TRANSITION TO SMALLER GEOMETRY PROCESS TECHNOLOGIES AND HIGHER LEVELS OF DESIGN INTEGRATION. The Company continuously evaluates the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs and has commenced migration of certain products to smaller geometry processes. The Company believes that the transition of its products to increasingly smaller geometries will be important for the Company to remain competitive. The Company has in the past experienced difficulty in migrating to smaller geometry process technologies or new manufacturing processes, which has resulted and could continue to result in reduced yields, delays in product deliveries and increased expense levels. Moreover, the Company is dependent on its relationships with its foundries to migrate to smaller geometry processes successfully. No assurance can be given that the Company's future process migrations will be achieved without difficulties, delays or increased expenses. The Company's business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented. As smaller geometry processes become more prevalent, the Company expects to integrate greater levels of functionality as well as customer and third-party intellectual property into its products. No assurance can be given that higher levels of design integration will not adversely affect the Company's ability to deliver new integrated products on a timely basis, or at all.

     RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY PROTECTION. The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued three United States patents and has filed 14 United States patent applications. There can be no assurance that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide meaningful protection to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. In connection with its participation in the development of various industry standards, the Company may be required to agree to license certain of its patents to other parties, including its competitors, that develop products based upon the adopted standards. The Company also generally enters into confidentiality agreements with its employees and strategic partners, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its designs, and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of management's efforts and other Company resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The semiconductor industry is characterized by vigorous protection of and pursuit of intellectual property rights. From time to time, the Company has received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. The Company has received a letter from counsel for BroadCom, Inc. asserting rights in the "Broadcom" trademark and demanding that the Company cease and desist from any further use of the Broadcom name. The Company and BroadCom, Inc. have exchanged correspondence outlining their respective positions on the matter. In addition, the Company is currently involved in litigation with STI concerning the alleged infringement of one of STI's patents by several of the Company's modem products and with Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") concerning the alleged misappropriation and misuse of certain Sarnoff trade secrets by the Company. There can be no assurance that the Company will prevail in these actions, or that other actions alleging infringement by the Company of third-party patents, misappropriation or misuse by the Company of third-party trade secrets or the invalidity of one or more patents held by the Company will not be asserted or prosecuted against the Company, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of Company-held patents will not materially and adversely affect the Company's business, financial condition and results of operations. For example, in a patent or trade secret action, an injunction could be issued against the Company requiring that the Company withdraw certain products from the market or necessitating that certain products offered for sale or under development be redesigned. The Company has also entered into certain indemnification obligations in favor of its customers and strategic partners that could be triggered upon an allegation or finding of the Company's infringement, misappropriation or misuse of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, the Company would likely incur significant costs and diversion of its management and personnel resources with respect to the defense of such claims, which could also have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available on commercially reasonable terms, if at all.

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

     ORDER AND SHIPMENT UNCERTAINTIES. The Company's sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Cancellation or deferral of product orders could have a material adverse effect on the Company's business, financial condition and results of operations and could result in the Company holding excess inventory, which in turn could have a material adverse effect on the Company's profit margins and restrict its ability to fund its operations. The Company recognizes revenue upon shipment of products to the customer. Refusal of customers to accept shipped products or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES. As of October 31, 1998, the Company's directors and executive officers beneficially owned approximately 50.1% of the outstanding Common Stock and 62.8% of the total voting control of the Company. In particular, as of October 31, 1998, the two founders of the Company, Dr. Henry T. Nicholas, III and Dr. Henry Samueli, beneficially owned an aggregate of approximately 46.3% of the outstanding Common Stock and 58.3% of the total voting control of the Company. Accordingly, such persons will have sufficient voting power to control the outcome of matters (including the election of a majority of the Board of Directors, and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the Company's shareholders for approval and will also have control over the management and affairs of the Company. As a result of such control, certain transactions may not be possible without the approval of such shareholders. These transactions include proxy contests, mergers involving the Company, tender offers, open market purchase programs or other purchases of Class A Common Stock that could give shareholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of Class A Common Stock.

     STOCK PRICE VOLATILITY. The trading price of the Company's Class A Common Stock has been and will likely continue to be subject to wide fluctuations in response to quarter to quarter variations in results of operations, announcements of technological innovations or new products by the Company, its competitors or its customers, general conditions in the semiconductor, telecommunications and data communications equipment markets, changes in earnings estimates or investment recommendations by analysts, investor perceptions and expectations regarding the products, plans and strategic position of the Company, its competitors and its customers, or other events or factors. For example, since the Company's initial public offering, the Company's Class A Common Stock has traded as low as $47.00 and as high as $100.25 per share. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Class A Common Stock.

     YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond, but there can be no assurance that such upgrades will be completed on a timely basis or without incurring substantial costs. While the Company has evaluated its products for year 2000 compliance there can be no assurance that the Company's products are or will ultimately be year 2000 compliant. In addition, the Company believes that it is not possible to determine whether all of its customers' products into which the Company's products are incorporated will be year 2000 compliant because the Company has little or no control over the design, production and testing of its customers' products. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. Although the Company is in the process of upgrading its software to address the year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the year 2000. The Company also relies, directly and indirectly, on external systems of suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products and of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant year 2000 systems. There can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations or that any such plans will be successful. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company believes that the aggregate net proceeds from the follow-on public offering, together with the net proceeds of the Company's initial public offering and cash generated from its operations will be sufficient to meet its capital requirements for at least the next twelve months. Nonetheless, the Company may elect to sell additional equity securities or obtain credit facilities. The Company's future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory and accounts receivable; the market acceptance of the Company's products; the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace; volume pricing concessions; the Company's business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to the Company's products; and the Company's relationships with suppliers and customers. In addition, the Company may require an increase in the level of working capital to accommodate planned growth, hiring, infrastructure and facility needs, including the Company's recently executed lease of new facilities to centralize all Irvine employees and operations on one campus. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. To the extent the Company's existing resources and any future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financings or borrowings. No assurance can be given that additional financing will be available or that if available, any such financing can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then existing shareholders of the Company would be reduced. Such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The current status of the Company's previously reported claims and litigation is discussed in Note 8 of the "Notes to Unaudited Condensed Financial Statements" in Part I, Item 1, and under "Risks Associated with Intellectual Property Protection" in Part I, Item 2, elsewhere in this Form 10-Q, which sections are hereby incorporated by this reference. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity, the results of litigation are inherently uncertain, and such outcome is at least reasonably possible. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the financial statements included in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 1998, the Company issued 21,875 shares of Class B Common Stock to a former employee for an aggregate purchase price of $24,792, upon the exercise of options to purchase shares of Class B Common Stock. The sale of Class B Common Stock made by the Company pursuant to the exercise of stock options was made pursuant to the exemptions from registration by Section 4(2) of the Securities Act of 1933.

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

     In connection with the Offering, the Company paid an aggregate of $5,241,600 in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1,628,000. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering and sale of shares to Cisco Systems of approximately $79,170,400. In April 1998, the Company used $2,250,000 of the proceeds to repay the balance outstanding under its term loan with Silicon Valley Bank and through September 1998, used approximately $13.6 million for the purchase of capital equipment. The balance of the proceeds will be used for general corporate purposes, including working capital and capital purchases such as test equipment and leasehold improvements associated with the Company's planned facilities expansion. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In October 1998, the Company completed an underwritten follow-on public offering. Of the 3,450,000 shares of Class A Common Stock offered, the Company sold 470,000 shares and selling shareholders sold 2,980,000 shares, at a price of $69 per share. The Company received net aggregate proceeds from the follow-on offering of approximately $30.6 million after deducting underwriting discounts and commissions and estimated offering costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        1.1     Underwriting Agreement dated October 20, 1998
       27.1     Financial Data Schedule

(b)  Reports on Form 8-K

     No such reports were filed during the three months ended September 30, 1998.

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


                                           BROADCOM CORPORATION
                                           A CALIFORNIA CORPORATION
                                          (Registrant)



November 12, 1998                         /s/ WILLIAM J. RUEHLE
                                          --------------------------------------
                                          William J. Ruehle
                                          Vice President and Chief Financial
                                          Officer (principal financial and
                                          accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  1.1               Underwriting Agreement dated October 20, 1998

 27.1               Financial Data Schedule