Form 10-K405
period 1998-12-31
BROADCOM CORP
filed 1999-03-31
CIK 1054374

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


                        COMMISSION FILE NUMBER 000-23993
                              BROADCOM CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                              --------------------

CALIFORNIA                                                   33-0480482
(State or Other Jurisdiction                                 (I.R.S.   Employer
of Incorporation or Organization)                            Identification No.)

          16215 ALTON PARKWAY, IRVINE, CALIFORNIA          92618-3616
          (Address of Principal Executive Offices)         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 450-8700
--------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              CLASS A COMMON STOCK

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sale price on the Nasdaq National Market on March 26, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,898,882,245. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The Company has two classes of Common Stock authorized, the Class A Common Stock and the Class B Common Stock. The rights, preferences and privileges of each class of Common Stock are substantially identical in all respects except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to ten votes. As of March 26, 1999, there were 35,984,972 shares of Class A Common Stock outstanding and 54,646,007 shares of Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held on May 6, 1999.


================================================================================

                              BROADCOM CORPORATION
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

                                                 PART I.

   ITEM 1.     Business.....................................................................    1
   ITEM 2.     Properties...................................................................   16
   ITEM 3.     Legal Proceedings............................................................   16
   ITEM 4.     Submission of Matters to a Vote of Security Holders..........................   18

                                                 PART II.

   ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
                  Matters...................................................................   18
   ITEM 6.     Selected Consolidated Financial Data.........................................   19
   ITEM 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................   20
   ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk...................   37
   ITEM 8.     Financial Statements and Supplementary Data..................................   38
   ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................................   38

                                                PART III.

   ITEM 10.    Directors and Executive Officers of the Registrant...........................   38
   ITEM 11.    Executive Compensation.......................................................   38
   ITEM 12.    Security Ownership of Certain Beneficial Owners and
                  Management................................................................   38
   ITEM 13.    Certain Relationships and Related Transactions...............................   38

                                                 PART IV.

   ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   38

                                           OTHER INFORMATION

   Glossary of Technical Terms...............................................................  40

CAUTIONARY STATEMENT

        This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," believes" or similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements concerning projected revenues, expenses and gross profit, need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to achieve further integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries and the success of pending litigation. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and similar discussions in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I.

ITEM 1.   BUSINESS

        Broadcom Corporation is a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to the home and within the business enterprise. Our products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, we have designed and developed integrated circuits for some of the most significant broadband communications markets, including the markets for cable set-top boxes, cable modems, high-speed networking, digital broadcast satellite and terrestrial digital broadcast, and xDSL. Although the communications infrastructures of these markets are very different, we have leveraged our core technologies and introduced integrated circuits for each of these markets that deliver the cost and performance levels necessary to enable the widespread deployment of broadband transmission services. Our broadband transmission products consist primarily of high-performance digital signal processing circuits that implement complex communications algorithms, surrounded by precision high-speed analog-to-digital and digital-to-analog converter circuits. Our products integrate comprehensive systems solutions into single chips or chip-sets, which:


        o       eliminate costly external components;

        o       reduce board space;

        o       simplify our customer's manufacturing process;

        o       lower our customer's system costs; and

        o       enable higher performance.

        Customers currently shipping broadband communications equipment incorporating our products include 3Com, Cabletron, Cisco Systems, General Instrument, Hewlett Packard, Motorola, Nortel Networks, Samsung and Scientific-Atlanta.

INDUSTRY BACKGROUND

        In recent years, there has been a dramatic increase in business and consumer demand for high-speed access to multimedia information and entertainment content, consisting of data, voice and video. This demand is being driven by the growth of desirable information and entertainment content accessible via the Internet and cable and data networks. The improved availability and affordability of access devices such as set-top boxes, PCs and other consumer appliances have also stimulated demand for high-speed transmissions. Computer processor speeds over the last decade have increased dramatically and, as a result, significantly improved the rate at which multimedia data can be processed. However, the rate at which such data can be transmitted has not kept pace. This disparity has become known as the "bandwidth gap" and has frustrated users and challenged solutions providers in a number of markets.

        The bandwidth gap has emerged in a variety of commercial and consumer applications. Businesses are constantly seeking new ways to access and analyze larger amounts of information to improve the quality of management decisions and enhance customer and employee communications. Many businesses have deployed local area networks, commonly known as LANs, which are principally based upon the Ethernet standard. Ethernet is the predominant networking protocol used in LANs for connecting devices at data rates of 10, 100, and soon, 1000 Megabits per second ("Mbps") by means of copper twisted pair cabling. Emerging trends such as the convergence of voice, video and data along with the ever-increasing volumes of electronic traffic are placing new demands on legacy LAN technologies and infrastructures. Businesses would prefer to address these new demands without incurring the cost of installing new cabling or switching network technologies. In order to accommodate the need for more bandwidth, much of the installed base of 10 Mbps Ethernet ports will need to be upgraded to higher speed 100 and 1000 Mbps connections. Furthermore, real-time traffic such as voice and video will not only place additional demands on network bandwidth, it will also require intelligence and deterministic behavior provided by devices referred to as switches. Switches provide dedicated bandwidth to each end-user, versus repeaters, which share the bandwidth among end-users.

        Individuals are also increasingly using their home PCs to access the Internet and to telecommute. Consumer online usage is expected to increase rapidly with the availability and market acceptance of low cost PCs (sub $1,000) and the increased availability and improving quality of content. In addition, the increasing number of next generation television set-top boxes, PCs and other devices that feature integrated Internet access will contribute to the surging demand for rapid access to information. As the volume of traffic continues to grow, consumers are becoming increasingly frustrated with the low performance of "last mile" remote access connections that are typically limited to data rates of only 28.8 kbps to 56 kbps and require several minutes or hours to download large multimedia intensive files.

        Business and residential PC users have not been the only ones affected by the bandwidth gap. Cable television subscribers seeking more entertainment options, including Internet access, and cable service providers seeking higher revenue services beyond basic cable, have generally been frustrated by the limited amount of programming that can be provided over the existing cable infrastructure. The cable infrastructure historically also has not been able to deliver interactive multimedia content. With the advent of digital television and digital compression technologies such as MPEG, the conversion from analog transmission to digital transmission enables a dramatic increase in the number of channels available to the subscriber. In late 1996, cable television service providers began offering expanded services, including digital programming through new digital set-top boxes, as well as high-speed Internet access and telecommuting through cable modems. A cable modem is a device that allows a cable subscriber to transmit and receive data over coaxial cable. In order to satisfy customer demand for increased programming and other entertainment options, and to capitalize on the revenue growth opportunities associated with these expanded services, service providers will have to deploy a new generation of digital set-top boxes and headend equipment. A headend is the central distribution point in a cable television system.

        Much of the bandwidth gap is a result of the existing "last mile" communications infrastructure, which was originally designed for lower speed analog transmission rather than high-speed digital transmission. This infrastructure consists primarily of copper twisted pair wiring, coaxial cable and wireless communication connections. Copper twisted pair wiring was originally intended for the transmission of narrowband analog voice while coaxial cable was intended for delivery of one-way analog video signals. These analog infrastructures have numerous impairments, which make broadband transmission of digital data very difficult.

        Because it is impractical to replace these communications infrastructures with entirely new infrastructures that are optimized for digital data transmission, the fundamental challenge for service and equipment providers is to enable broadband communications over existing infrastructures. These providers are in a race to introduce new cost-effective technologies and products into the broadband communications marketplace.

MARKETS

        The principal segments that define this marketplace include:

        Cable Set-Top Boxes

        The last decade has seen rapid growth in the quantity of and diversity in television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exist to provide the content demanded by consumers. In an effort to increase the number of channels and to provide higher picture quality, cable service providers began offering digital programming in 1996 through new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber's television and the cable network. Cable set-top boxes are currently able to support downstream (to the subscriber) transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 compressed digital television channels to be delivered to the consumer. Additional applications for digital cable set-top boxes are expected to include Internet access, interactive television, high definition television and cable telephony. We believe a new generation of digital cable set-top boxes will be introduced in the future to facilitate television Internet access and to support high definition television.

        Cable Modems

        Cable television operators have been upgrading their systems to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry. These upgraded HFC networks are able to support two-way communications, high-speed Internet access and telecommuting through the use of a cable modem. High-speed Internet access services, including @Home, RoadRunner and HighwayOne (the predecessor to MediaOne), were introduced in 1996 in conjunction with several cable system operators. These services use cable modems to connect PCs to the cable network and have been designed to achieve downstream transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and upstream (to the network) transmission speeds of up to 10 Mbps. These transmission rates are nearly 1,000 times faster than the fastest analog telephone modems (56 kbps downstream and 28.8 kbps upstream) currently available. We believe the high speeds of cable modems should enable an entirely new generation of multimedia-rich content over the Internet and make telecommuting a productive and effective means for work at home. Cable modems will allow cable operators to offer expanded services such as cable telephony. The cable industry's adoption of the Multimedia Cable Network Systems Data Over Cable Services Interface Specifications, commonly known as MCNS/DOCSIS, in 1997 is anticipated to enable interoperability between different manufacturers' cable modems and headend equipment across different cable networks. We believe this interoperability should facilitate the creation of a retail market for cable modems.

        High-Speed Networking

        A LAN is comprised of different types of equipment interconnected by cables. Computers and servers via Network Interface Cards ("NICs"), repeaters, switches and routers are all examples of networking equipment. Ethernet is a computer networking protocol that describes a set of rules by which devices connected to a LAN may communicate. Ethernet physical layer standards have been established for different data rates (10, 100, and 1000 Mbps) and transmission mediums (copper, fiber and coax cabling). 100 Mbps Ethernet is sometimes referred to as Fast Ethernet, and 1000 Mbps is referred to as Gigabit Ethernet.

        As communications bottlenecks have appeared in corporate LANs, new technologies such as Fast Ethernet and Gigabit Ethernet are being employed to replace older technologies such as 10Base-T Ethernet (10 Mbps) and Token Ring (16 Mbps). As desktop connections continue to migrate to Fast Ethernet, we believe that Gigabit Ethernet will emerge as the predominant technology for backbone infrastructures that support LANs, and will eventually migrate to the desktop itself. We anticipate that a significant portion of the installed base of 10Base-T Ethernet repeater/hub ports, switches and NICs will be upgraded to the faster technologies. In addition, the need for dedicated and predictable bandwidth to the desktop will drive a transition from legacy repeater to switch connections. Switches will not only have the ability to provide dedicated bandwidth to each connection, but will also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data.

        DBS and Terrestrial Digital Broadcast

        Digital Broadcast Satellite, commonly known as DBS in the telecommunications industry, is the primary alternative to cable for providing digital television programming. DBS can be used to transmit information at speeds of up to 90 Mbps. DBS broadcasts video and audio data from satellites directly to set-top boxes in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the U.S. market for DBS may eventually be surpassed by the international market where the cable infrastructure is generally less extensive.

        Other broadband wireless technologies include:

        o Terrestrial Digital Broadcast Television, the upgrade of analog broadcast television to digital, which enables the delivery of high definition television;

        o Multichannel Multipoint Distribution System, commonly known as MMDS, which uses microwave frequencies (2.5 GHz) to transmit digital video signals over terrestrial digital broadcast channels to digital set-top boxes; and

        o Local Multipoint Distribution System, commonly known as LMDS, which uses even higher microwave frequencies (28 to 38 GHz) to transmit video and data to digital set-top boxes over a shorter distance via a cellular-like network.

        MMDS and LMDS are wireless systems that are currently being tested in limited deployments. These new networks, which are able to provide programming in areas that do not have cable, will also require a digital set-top box.

        Beginning in 1999, the FCC has mandated that the top four affiliated television stations begin digital broadcasting and has required that all current television broadcasters and their affiliates return the old analog spectrum by the year 2006 for FCC auction. ABC, CBS and NBC have announced that they are transmitting high definition television signals in some markets and will continue to expand that offering in 1999. We believe this conversion to digital broadcasting will also require new set-top boxes and television receivers.

        xDSL

        Digital Subscriber Lines, commonly known as xDSL, represent a family of newer broadband technologies which use the copper twisted pair wiring in the existing telephone local loops to deliver high speed data transmission. xDSL speeds range from 128 kbps to 52 Mbps depending on the distance between the central office and the subscriber. We expect that these data rates will enable a wide range of new services, including high-speed Internet access and digital television. Several Regional Bell Operating Companies, including Southwestern Bell, Bell Atlantic, Bell South and U S West, and several international telephone companies, including Bell Canada, British Telecom and Deutsche Telekom, have conducted field trials, deployed or announced plans to conduct trials or deploy xDSL services in select markets for high-speed Internet access and telecommuting. Certain Internet service providers are also embracing xDSL technologies. Asymmetric DSL, commonly known as ADSL, and very-high-bit-rate DSL or VDSL represent the xDSL technologies that have recently attracted the most interest from the service providers. ADSL can provide transmission at speeds of up to 8 Mbps, and VDSL can provide transmission at speeds of up to 52 Mbps,

        These broadband communications markets are at different phases in their evolution. High-speed networking is an established market that is currently being upgraded, cable and DBS set-top boxes are, on a global basis, in an early growth phase, and the cable modem and xDSL markets are emerging.

        The desire by equipment manufacturers and service providers to develop these markets has created the need for new generations of semiconductor solutions. Broadband transmission of digital information over existing infrastructures requires highly integrated mixed-signal semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, that typically cannot be adequately addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by the broadband communications markets. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog and digital functions with high performance circuitry that can be manufactured in high volumes using cost-effective semiconductor technologies.

THE BROADCOM SOLUTION

        Broadcom Corporation is a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to the home and within the business enterprise. Using our proprietary communications algorithms and protocols, unique DSP architectures, silicon compiler design methodologies and full-custom, mixed-signal circuit design techniques, we have designed and developed integrated circuits for some of the most significant broadband communications markets. Our expertise in communications algorithms and our detailed understanding of transmission media enable us to integrate complex systems incorporating signal processing functions such as digital demodulation, adaptive equalization and error correction in a single device. In addition, our broad knowledge of advanced communications protocols enables us to design protocol processing integrated circuits that seamlessly interface our mixed-signal transceiver integrated circuits with higher-level networking layers for communications applications.

        We develop all of our products using low-cost, highly-manufacturable Complementary Metal Oxide Semiconductor technologies, commonly known as CMOS, that enable us to integrate comprehensive systems solutions into single-chips, thereby eliminating costly external components, reducing board space, simplifying the customer's equipment manufacturing process, lowering customer system costs and enabling higher performance. Our proprietary technology and advanced design methodologies facilitate a high likelihood of first pass silicon success, accelerated time-to-market, and ease of porting to multiple foundries. Our design methodologies also allow us to rapidly and cost-effectively incorporate proprietary features or intellectual property from our key strategic customers into products that are exclusive to those customers, thereby enabling them to differentiate their products.

        STRATEGY

        Our objective is to be the leading provider of highly integrated silicon solutions to the worldwide broadband communications markets. Key elements of our strategy include the following:

        Target Multiple High-Growth Broadband Communications Markets. Our strategy is to identify rapidly growing broadband digital communications markets and to develop highly integrated silicon solutions for applications in those markets. Our initial products were designed for the cable set-top box, cable modem and high-speed networking markets, which require high-performance, feature-rich and highly integrated semiconductor solutions. We have recently leveraged our core technologies to design and develop semiconductor solutions for the DBS and terrestrial digital broadcast, and xDSL markets, which we believe have significant growth potential.

        Strengthen and Expand Strategic Relationships with Industry Leaders. We have established strategic relationships with key equipment manufacturers, including 3Com, Cisco Systems, General Instrument, Motorola, Nortel Networks and Scientific-Atlanta, which are market and technology leaders within the broadband communications markets. While we design products that can be used by multiple customers, our proprietary design methodologies allow us to design custom features rapidly based on either our own or our customers' intellectual property. This capability enables our customers to improve their time-to-market, differentiate their products and address new market opportunities. We believe that these strategic relationships are essential to our continued growth and to the further development and acceptance of our technologies.

        Extend Technology Leadership and Achieve Rapid Time-to-Market. We are aggressively building on our technology leadership by investing substantial development resources in all of our key technology areas. We work closely with leading communications systems companies to develop new and enhanced algorithms that address next generation broadband market opportunities. Our strategy is to continue to implement these algorithms in highly integrated, full-custom integrated circuits using DSP architectures that optimize performance, efficiency and cost. During product development, we leverage our silicon compiler technologies and proprietary circuit libraries and layouts of high-performance analog and digital chip building blocks, thereby accelerating time-to-market for new products. The silicon solutions for each of these markets benefit from the same underlying core technologies, providing us significant leverage in our ability to address a diverse set of end user markets with a relatively focused investment in research and development.

        Drive Industry Standards. We actively participate in the formulation of critical standards for the broadband communications markets. We believe such participation provides us with several significant benefits, including accelerating and expanding the development of markets for our products by encouraging all market participants to focus their efforts on developing products compliant with the standards. We also believe our participation in the formulation of industry standards provides us with valuable insight and relationships, which assists us to be early to market with products incorporating the standards. We have established strategic relationships with major networking equipment and cable modem vendors and were a principal participant in formulating and writing MCNS/DOCSIS. These standards govern the end-to-end delivery of high-speed data services over HFC cable networks, and facilitate the development of interoperable networking products, including cable modems. Our active participation in this process helped us to be the first provider of transmission and protocol chips to equipment manufacturers developing MCNS/DOCSIS compliant products. We are also currently participating in the formulation and evolution of standards for Gigabit Ethernet, next generation cable modems and xDSL systems.

        Focus on Highly Integrated Solutions. We believe our analog mixed-signal technology and advanced design methodologies enable us to offer silicon solutions that are more highly integrated than competitive alternatives. High levels of integration and aggressive product development roadmaps allow us to enhance the value-added benefits of our products in our customers' systems. Integration, which reduces the total component count in the system, provides many fundamental benefits for our customers, including streamlining their production flow, improving yields, saving board space, shortening time-to-market, reducing production costs and improving performance and reliability. These benefits have often helped our customers to achieve faster and broader penetration within their respective markets.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

        We sell our products to leading manufacturers of data communications equipment in each of our target markets. Because we leverage our technology across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets. Equipment manufacturers from which we recognized aggregate revenue of at least $500,000 in 1998 included, among others:


----------------------------------------------------------------------
           MARKETS                            CUSTOMERS
----------------------------------------------------------------------
 Cable Set-Top Boxes                      General Instrument
                                          Echostar
                                          Italtel
                                          Scientific-Atlanta
----------------------------------------------------------------------
 Cable Modems                             3Com
                                          Cisco Systems
                                          Com21
                                          General Instrument
                                          Hybrid Networks
                                          Motorola
                                          Nortel Networks
                                          Samsung
                                          Thomson
----------------------------------------------------------------------
 High-Speed Networking                    3Com
                                          Accton Technology
                                          Cabletron
                                          Cisco Systems
                                          D-Link
                                          Delta Electronics
                                          Hewlett-Packard
                                          Nortel Networks
                                          Runtop
                                          Samsung
----------------------------------------------------------------------
 DBS and Terrestrial Digital Broadcast    Italtel
                                          Samsung
----------------------------------------------------------------------
 xDSL                                     Next Level Communications
----------------------------------------------------------------------


        As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997, we entered into a Development, Supply and License Agreement with General Instrument. This agreement provides that we will develop chips for General Instrument's digital cable set-top boxes and supply these chips to General Instrument for four years. General Instrument agreed to purchase 100% of its requirements for components containing transmission, communications or video decompression (MPEG) functions for its digital cable set-top box subscriber products from us in the first year of this agreement. General Instrument's purchase requirements are subject to our good faith efforts to maintain our competitive position with respect to these components. The percentage of its product requirements that General Instrument must purchase from us declines each year over the term of the agreement to 45% of General Instrument's requirements in 2001. General Instrument also granted us a royalty-bearing, perpetual, nonexclusive, worldwide license to use its MPEG and related technology.

        From time to time, we have also entered into development agreements with 3Com, Cisco Systems, Nortel Networks and Sony. We have worked closely with these customers to co-develop products for these customers.

        A small number of customers have historically accounted for a substantial portion of our total revenue. Sales to General Instrument (including sales to its manufacturing subcontractors) represented approximately 37.9% of our total revenue in 1998 and approximately 31.9% of our total revenue in 1997. Sales to 3Com (including sales to its manufacturing subcontractors) represented approximately 28.5% of our total revenue in 1998 and approximately 14.6% of our total revenue in 1997. Sales to our five largest customers represented approximately 78.0% of our total revenue in 1998 and approximately 61.7% of our revenue in 1997. The loss of any key customer could materially and adversely affect our business, financial condition and results of operations.

PRODUCTS

        Our five primary product lines encompass:

        o high-speed communications and MPEG video/audio/graphics devices for the cable television set-top box market;

        o high-speed data transmission and media access control devices for the cable modem market;

        o 10/100/1000Base-T Ethernet transceivers, integrated repeater controllers, integrated switch controllers and proprietary application specific integrated circuits ("ASICs") for the high-speed networking market;

        o receivers and MPEG video/audio/graphics devices for the DBS and terrestrial digital broadcast markets; and

        o       broadband transceivers for the xDSL market.

        We also develop and sell reference platforms designed around our integrated circuit products that represent application examples for incorporation into our customers' equipment. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs through final production releases. These reference platforms enhance the customer's confidence that our products will meet their market requirements and product introduction schedules.

        Cable Set-Top Boxes

        We offer a suite of silicon solutions for digital cable set-top boxes and cable headends which encompass the high-speed transmission, reception and decompression of digital audio and video multimedia signals. These products are also applicable to the terrestrial digital broadcast markets. Our QAMLink(TM) transmission products integrate the core functionality required of advanced communications transceiver devices including modulators and demodulators for quadrature amplitude modulation commonly known as QAM and quadrature phase shift keying commonly known as QPSK. QAM is a digital modulation technique that allows very efficient transmission of data over media with limited available bandwidth. QSPK is a digital modulation technique which is widely employed in DBS transmission systems. Our QAMLink transmission products also integrate adaptive equalization, which corrects for distortion in the transmission media, forward error correction, which corrects for errors that occur in the transmitted data, and high-speed analog-to-digital and digital-to-analog conversion. We have designed these products to meet both international and North American communications standards for cable networks. Several of these products also incorporate additional set-top box functionality such as cable network protocol processing for entitlement and tiered programming access and input/output device control.

        In the second quarter of 1998, we introduced our first single-chip MPEG multimedia device that incorporates all of the processing capabilities necessary to decode and decompress an MPEG-2 digital television data stream and subsequently reconstruct an analog studio quality television signal that can be displayed on a standard television receiver. This chip integrates MPEG-2 video decompression, Dolby AC3 audio decompression, MPEG-2 transport processing, on-screen display, analog video reconstruction and other necessary MPEG related functions required to deliver video and audio to a television. In the fourth quarter of 1998, we introduced our digital set-top box graphics chip, which incorporates studio quality graphics capabilities for displaying computer images on ordinary television sets. We believe our combination of transmission and MPEG silicon solutions, licensed MIPS microprocessor cores and graphics technology will provide all of the significant silicon functionality of most existing digital cable set-top boxes with the exception of the security functions and memory.

        Cable Modems

        We have leveraged our core transmission technologies that were developed for the cable set-top box market and adapted them to the development of a family of products that enable digital data to be delivered over an HFC cable network at downstream speeds of up to 56 Mbps and upstream speeds of up to 10 Mbps. These products incorporate modulation, adaptive equalization and error correction technologies similar to those of our set-top box products and thereby achieve robust and reliable transmission, especially in the noisy and interference prone upstream direction. The cable modem product family also includes both a headend and a subscriber media access controller device, commonly know as a MAC, that controls the upstream and downstream data flow over the cable network. In September 1998, we introduced the Broadcom(R) BCM3300 chip, which integrates the upstream and downstream physical layers with the MCNS/DOCSIS media access control functions. This device allows cable modems to provide telephony over the cable network using the Internet Protocol. Our cable modem products have been designed to conform to the MCNS/DOCSIS specifications. The combination of the transmission and media access control chips provides a complete end-to-end silicon platform for our customers to build headend systems and subscriber modems. With the integration of MIPS microprocessor cores, we believe we have all of the silicon functionality necessary to eventually reduce the cable data modem into a single chip with the exception of the memory.

        Our principal products for cable set-top boxes and cable modems include the following:


------------------------------------------------------------------------------------------
  PRODUCT                            FUNCTION                          INTRODUCTION DATE
------------------------------------------------------------------------------------------
 BCM3033     Universal headend QAM modulator                           First Quarter 1997
------------------------------------------------------------------------------------------
 BCM3036     Universal QPSK/QAM burst modulator.                       Fourth Quarter 1996
------------------------------------------------------------------------------------------
 BCM3037     Universal QPSK/QAM burst modulator for MCNS/DOCSIS        Fourth Quarter 1997
             applications
------------------------------------------------------------------------------------------
 BCM3115     Downstream QAM receiver for North American set-top box    Fourth Quarter 1995
             applications. Includes QPSK control channel receiver.
------------------------------------------------------------------------------------------
 BCM3116     Downstream QAM receiver for North American set-top box    Fourth Quarter 1997
             and MCNS/DOCSIS applications.
------------------------------------------------------------------------------------------
 BCM3118     Downstream QAM receiver for international applications.   Fourth Quarter 1996
------------------------------------------------------------------------------------------
 BCM3120     Universal set-top box transceiver for both North          Second Quarter 1998
             American and international applications. Includes QAM
             receiver, QPSK control channel receiver, peripheral
             device interfaces and QPSK/QAM transmitter.
------------------------------------------------------------------------------------------
 BCM3125     Universal set-top box transceiver for both North           First Quarter 1999
             American and international applications. Includes QAM
             receiver, QPSK control channel receiver and QPSK/QAM
             transmitter.
------------------------------------------------------------------------------------------
 BCM3137     Headend QPSK/QAM burst receiver for MCNS/DOCSIS           Second Quarter 1998
             applications.
------------------------------------------------------------------------------------------
 BCM3210     Headend MCNS/DOCSIS MAC for downstream and upstream       Second Quarter 1998
             traffic flow. Includes data encryption and decryption.
------------------------------------------------------------------------------------------
 BCM3220     Subscriber MCNS/DOCSIS cable modem MAC for downstream     Fourth Quarter 1997
             and upstream traffic flow. Includes data encryption and
             decryption.
------------------------------------------------------------------------------------------
 BCM3300     Single chip MCNS/DOCSIS cable modem. Includes receiver,   Third Quarter 1998
             transmitter and MAC.

---------------------------------------------------------------------------------------------
  PRODUCT                            FUNCTION                              INTRODUCTION DATE
---------------------------------------------------------------------------------------------
 BCM3900     Downstream QAM receiver for North American set-top box       First Quarter 1997
             applications. Includes QPSK control channel receiver and
             peripheral device interfaces.
---------------------------------------------------------------------------------------------
 BCM7010     MPEG system on a chip. Integrates MPEG-2 video               Second Quarter 1998
             decompression, Dolby AC3 audio decompression, MPEG
             transport, on-screen display, analog video reconstruction
             and other MPEG related functions for delivering video
             and audio to a television.
---------------------------------------------------------------------------------------------
BCM7014      Set-top box video graphics processor                         Fourth Quarter 1998
---------------------------------------------------------------------------------------------


        High-Speed Networking

        Our networking products provide the core functionality required for building Ethernet Network Interface Cards commonly known as NICs, repeater/hubs and switches which support the Ethernet, Fast Ethernet and Gigabit Ethernet standards. Our Digi-(PHI)(TM) transceivers are the basic elements required to implement an Ethernet connection. The Digi-(PHI)(TM) architecture incorporates our patent-pending DSP processing algorithms combined with high-speed analog-to-digital and digital-to-analog converters to create a highly-robust and cost effective solution. In addition to the DSP-based architecture, the family of Digi-(PHI)(TM) transceiver products feature low power and low voltage (3.3 Volts) operation, making them suitable for high port density switches and hubs, as well as PCI2.2 compliant adapter cards and computer motherboards. We also offer a variety of integrated repeater and switch controller devices, to provide a broad suite of Fast Ethernet products to meet the demands of the adapter card, repeater/hub, switch, network peripheral and router markets. In addition, we develop and produce proprietary ASICs combining our customer's intellectual property with our advanced Digi-(PHI)(TM) transceiver and communication cores.

        Our principal networking products include the following:


--------------------------------------------------------------------------------------------------------
     PRODUCT                             FUNCTION                                     INTRODUCTION DATE
--------------------------------------------------------------------------------------------------------
BCM5012      100Base-T managed repeater controller. Incorporates                     Fourth Quarter 1995
             13 repeater ports, MAC port, microprocessor port, and a
             port for stacking hubs. Interfaces to external transceivers.
--------------------------------------------------------------------------------------------------------
BCM5020      100Base-T network management. Incorporates statistical analysis         Second Quarter 1997
             of network traffic to enable control of repeating hubs by
             network management software.
--------------------------------------------------------------------------------------------------------
 BCM5100     Single-channel 10/100Base-T4 transceiver. Incorporates a                Fourth Quarter 1996
             10Base-T and 100Base-T4 transceiver for Category 3, 4 and 5 twisted pair cabling.
--------------------------------------------------------------------------------------------------------
BCM5201/5202 Single-channel 3.3/5 Volt 10/100Base-TX transceiver.                    First Quarter 1998
             Incorporates a 10Base-T and 100Base-TX transceiver for Category
             5 twisted pair cabling.
--------------------------------------------------------------------------------------------------------
BCM5203      Quad 100Base-TX transceiver. Contains four                              Second Quarter 1997
             100Base-TX Fast Ethernet transceivers.
--------------------------------------------------------------------------------------------------------
BCM5205      Quad 100Base-TX integrated repeater. Incorporates four                  Second Quarter 1997
             100Base-TX transceivers, MII port, repeater controller and repeater management functions.
--------------------------------------------------------------------------------------------------------
BCM5208      Quad 10/100Base-T transceiver. Integrates four                          Third Quarter 1997
             10Base-T/100Base-TX transceivers. 100Base-FX is
             also supported at each port through an external
             fiber optic transceiver.
--------------------------------------------------------------------------------------------------------
BCM5209      Eight port 10/100Base-T hub. Integrates eight                           Fourth Quarter 1998
             10/100Base-TX transceivers, nine MACs and switching
             fabric.
--------------------------------------------------------------------------------------------------------
BCM5216      Hex 10/100Base-T transceiver. Integrates six 10                         Third Quarter 1998
             Base-T/100Base-TX transceivers.
--------------------------------------------------------------------------------------------------------
BCM5218      Octal 10/100Base-T transceiver. Integrates eight                        First Quarter 1999
             10Base-T/100Base-TX transceivers.
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
     PRODUCT                             FUNCTION                                     INTRODUCTION DATE
--------------------------------------------------------------------------------------------------------
BCM5308      Nine port 10/100Base-T switch. Integrates eight                         Fourth Quarter 1998
             10/100 Base-TX transceivers, nine MACs and switching
             fabric.
--------------------------------------------------------------------------------------------------------
BCM5903      Single chip 10/100Base-T transceiver with integrated                    Second Quarter 1998
             MAC.
--------------------------------------------------------------------------------------------------------
BCM5904      Single chip 10/100Base-T transceiver with integrated                    First Quarter 1999
             MAC ASIC.
--------------------------------------------------------------------------------------------------------


        DBS and Terrestrial Digital Broadcast

        Our products for the DBS market are designed to meet the needs of satellite set-top box providers and incorporate the functionality necessary to receive, demodulate and decode a broadband QPSK signal, including advanced forward error correction. These products can be programmed to accommodate satellite standards such as DSS, the DIRECTV standard; DVB, the international standard; and Primestar. These products can operate at any data rate from 2 to 90 Mbps. Our MPEG system on a chip, the BCM7010, employs the MPEG-2 standard, which enables it to be used in either cable set-top boxes or DBS set-top boxes.


    Our principal DBS and terrestrial digital broadcast products include the following:


--------------------------------------------------------------------------------------------------------
     PRODUCT                             FUNCTION                                     INTRODUCTION DATE
--------------------------------------------------------------------------------------------------------
BCM4200      QPSK receiver for DSS (DIRECTV) and DVB (international)                 First Quarter 1997
             digital satellite reception. Accommodates data rates from 2 to 90 Mbps.
--------------------------------------------------------------------------------------------------------
BCM4201      Universal QPSK receiver for DSS, DVB and Primestar digital              Third Quarter 1998
             satellite reception. Accommodates data rates from 2 to 90
             Mbps.
--------------------------------------------------------------------------------------------------------
BCM7010      MPEG system on a chip. Integrates MPEG-2 video decompression,           Second Quarter 1998
             Dolby AC3 audio decompression, MPEG transport, on-screen
             display, analog video reconstruction and other MPEG related functions for delivering video and audio to a television.
--------------------------------------------------------------------------------------------------------


        xDSL

        Our product for xDSL transmission incorporates the functionality to enable data to be transmitted and received at high speed over the existing copper twisted pair wiring in the telephone local loops. We believe our BCM6010 currently offers the industry's only single-chip silicon solution that can be configured to operate at data rates spanning ISDN (128 kbps) to VDSL (52 Mbps), thereby accommodating the needs of a wide variety of xDSL market segments in a single chip. This solution offers network operators the ability to initially install high-speed ADSL data services on the existing local loop plant and subsequently offer higher data rates for video related services on an upgraded plant. We have leveraged our mixed-signal and DSP processing design expertise developed for cable television and wireless products to develop the following QAM transceiver product for the xDSL market:


--------------------------------------------------------------------------------------------------------
     PRODUCT                             FUNCTION                                     INTRODUCTION DATE
--------------------------------------------------------------------------------------------------------
BCM6010      Scalable xDSL QAM transceiver for twisted-pair applications.            Third Quarter 1997
             Incorporates ATM Utopia interface and programmable rate transmitter and receiver. Can accommodate data rates from 128 kbps to 52 Mbps in either a symmetric or asymmetric configuration.
--------------------------------------------------------------------------------------------------------


        Our future success will depend upon our ability to develop new silicon solutions for existing and new markets, introduce such products in a timely and cost-effective manner, and achieve design wins. We may not be able to develop or introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand. In addition, it is possible that new products may not satisfy customer requirements or achieve market acceptance.

CORE TECHNOLOGIES

        We believe that one of our key competitive advantages is our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on four primary technology foundations:

        o       proprietary communications systems algorithms and protocols;

        o       advanced DSP hardware architectures;

        o silicon compiler design methodologies and advanced cell library development for both standard cell and full-custom integrated circuit design; and

        o high performance analog and mixed-signal circuit design using industry standard CMOS processes.

        Communications Algorithms and Protocols

        We have been an innovator in integrating a high-speed QAM digital demodulator with adaptive equalization and forward error correction into a single chip. In addition, we have continued to make system advances in the areas of Forward Error Correction, QAM and QPSK modulation and demodulation, variable rate transmitters and receivers, digital clock and carrier recovery techniques and adaptive equalization algorithms. We have also designed and deployed fully integrated, DSP-based transceiver chips for Fast Ethernet LAN applications. We have developed a Digi-(PHI)(TM) core transceiver that employs high performance 125 MBaud digital equalizers and high-speed analog-to-digital converters and clock recovery circuits. This core transceiver has been used in a number of our single, quad, hex and octal channel transceiver products for Ethernet (10/100Base-TX) applications including NICs, switches and repeaters. This DSP transceiver expertise is now being extended and applied to the development of a Gigabit copper twisted pair transceiver. In addition to data transmission algorithms, we have developed significant expertise in networking protocols which we have applied to the development of MAC devices for cable modems and interactive set-top box applications as well as repeaters/hub, switch and MAC controllers for Fast Ethernet applications. We have introduced the industry's first MCNS/DOCSIS physical layer and media access control chips for cable modems.

        Digital Signal Processing Hardware Architectures

        We have developed cost-effective, single-chip broadband transceivers by mapping complex communications algorithms into low-complexity DSP hardware architectures. We are a technology leader in the area of low-complexity, high-performance "silicon embedded algorithms." We have individually implemented these communications algorithms in full-custom logic rather than the conventional approach of running all of the algorithms in firmware on a single general purpose programmable DSP architecture. This design approach is combined with silicon compiler based design methodologies which generate the custom logic functions. This results in chips that are less complex and less expensive to manufacture than conventional implementations. One particular area where we have developed leading DSP technology is in digital adaptive equalization. Equalizers are key components in all of our transceiver products. We believe that the speed and density of our equalizers help to distinguish our products in the marketplace. We are currently developing a single-chip, mixed-signal adaptive DSP transceiver for Gigabit Ethernet.

        Silicon Compiler Design Methodologies

        We have developed proprietary silicon compiler technologies that enable designers to implement chips using a high level of abstraction yet produce area-efficient integrated circuit layouts and achieve short design cycles. The cells that are synthesized from this process can be individually optimized for functionality, performance, topology, electrical characteristics and manufacturing process portability. We have designed compilers for standard cells, arithmetic processing, memories and analog building blocks. In addition, we have created compilers to manage the implementation of higher level functions such as digital filters, adaptive equalizers, modulators, demodulators and numerically controlled oscillators/direct digital frequency synthesizers. We believe that these silicon compiler capabilities accelerate time-to-market by improving designer productivity and by providing functional blocks that can be reused in multiple products. In addition, these compiler techniques significantly reduce errors, thereby frequently resulting in first pass silicon success. We have also developed, and continue to improve and expand, our own proprietary set of circuit and layout libraries for both standard-cell and full-custom integrated circuits.

        Full-Custom Analog and Mixed-Signal Circuit Design

        We have developed significant analog and mixed-signal circuit expertise. We have achieved a level of circuit performance in standard CMOS process technologies that is normally associated with more expensive special purpose silicon fabrication technologies. All of our high-performance analog building blocks are implemented in the same low-cost CMOS technologies as the digital semiconductor circuitry. In addition to achieving high performance, our analog-to-digital and digital-to-analog converters are among the lowest die area devices in the industry, which makes them well suited for integration into high volume mixed-signal products. Our 10-bit, 50 Msample/sec analog-to-digital converter design received the Best Paper Award of the 1997 International Solid State Circuits Conference, a prestigious semiconductor conference. This converter was integrated onto the same die as our broadband QAM receiver, which we believe was the first such mixed-signal QAM receiver product ever demonstrated (BCM3118). We have also developed very high-speed 125 MHz analog-to-digital converters for Fast Ethernet transceivers and 200 MHz digital-to-analog converters for cable modulator applications. All of these data converters were designed for integration with high-speed digital circuits in conventional CMOS technologies. We have also evaluated experimental IC designs and are in the development phase of producing other analog functions such as low noise RF amplifiers, linear high-gain RF amplifiers, RF mixers, frequency synthesizers, RF phase-locked loops and other building blocks to enable higher levels of system integration.

RESEARCH AND DEVELOPMENT

        We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 1998, a majority of our 256 research and development employees had advanced degrees, including approximately 50 with Ph.D.s. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in the areas of broadband communications and digital video technology in our target markets. The transmission solutions for each of these markets benefit from the same underlying core technologies, which enables us to leverage our ability to address various broadband communications markets with a relatively focused investment in research and development.

        We believe that the achievement of higher levels of integration and the introduction of new products in our target markets is essential to our growth. As a result, we plan to continue to increase research and development staffing levels in 1999. We have established additional design centers in San Jose, California and Atlanta, Georgia and are establishing a design center in Bunnik, The Netherlands. We anticipate establishing additional design centers in the United States and other countries in the future.

MANUFACTURING

        Wafer Fabrication

        We manufacture our products using standard CMOS process techniques. The standard nature of these processes permits us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating a semiconductor wafer fabrication facility.

        Our Operations and Quality Engineering Group closely manages the interface between manufacturing and design engineering. While our design methodology typically creates smaller than average die for a given function, it also generates full-custom integrated circuit designs. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-progress control, making the manufacturing subcontracting process transparent to our customers.

        Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan and Chartered Semiconductor Manufacturing in Singapore. While we currently use two independent foundries, few of our components are manufactured at both foundries at any given time. Any inability of one of our foundries to provide the necessary capacity or output could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event either foundry experiences financial difficulties, whether as a result of the Asian economic crisis or otherwise, or if either foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

        Our products are currently fabricated with 0.5 micron, triple layer metal and 0.35 micron, quad layer metal feature sizes. We continuously evaluate the benefits, on a product by product basis, of migrating to a smaller geometry process technology in order to reduce costs. Our experience to date with the migration of products to smaller geometry processes has been favorable, but we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

        Assembly and Test

        One of our independent foundries or independent wafer probe test subcontractors conducts our wafer probe testing. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our two key subcontractors: ASAT Ltd. in Hong Kong and ST Assembly Test Services in Singapore. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event either subcontractor experiences financial difficulties, whether as a result of the Asian economic crisis or otherwise, or if either subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

        Quality Assurance

        The broadband communications industry demands high-quality and reliability of the semiconductors incorporated into their equipment. We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. In addition, we subject our designs to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process.

        We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed cost basis, any improvement in yields can reduce our cost per chip.

        As part of our total quality program, we plan to apply for ISO 9001 certification, a comprehensive International Standards Organization specified quality system. Our objective is to exceed ISO 9001 requirements, especially in the areas of continuous improvements and customer satisfaction. All of our principal independent foundries and package assembly facilities are ISO 9000 certified.

PRODUCT DISTRIBUTION

        Historically we have distributed products to our customers through our operations and distributions center located in Irvine, California. We are in the process of establishing an international distribution center in Singapore. This new facility will put us closer to our suppliers and certain key customers and will improve our ability to meet our customers' needs. While our Irvine facility will continue to ship product to US destinations, we expect to transition our international customers to the Singapore facility during the course of 1999.

SALES AND MARKETING

        Our sales and marketing strategy is to achieve design wins with technology leaders in each of the our targeted broadband communications markets by, among other things, providing superior field application and engineering support. We market and sell our products in the United States through a direct sales force, which has largely been established within the last two years. Our direct sales force is based out of four regional sales offices located in Irvine and San Jose, California, Atlanta, Georgia and Garwood, New Jersey. We dedicate sales managers to principal customers to promote close cooperation and communication. We also provide our customers with reference platform designs, which enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance our customer's confidence that our products will meet their market requirements and product introduction schedules.

        We also market and sell our products internationally through a direct sales force based out of regional sales offices located in Japan, The Netherlands, Singapore and United Kingdom, as well as through a network of independent distributors and representatives in France, Germany, Israel, Japan, Korea and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars.

COMPETITION

        The broadband communications markets and semiconductor industries are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers to these industries include:

        o       product capabilities;

        o       level of integration;

        o       reliability;

        o       price;

        o       time-to-market;

        o       standards compliance;

        o       system cost;

        o       intellectual property;

        o       customer support; and

        o       reputation.


        We believe that we compete favorably with respect to each of these factors.

        We compete with a number of major domestic and international suppliers of equipment in our target broadband communications markets, which competition has resulted and may continue to result in declining average selling prices for our products. We currently compete in the cable set-top box market with Conexant, Fujitsu, LSI Logic, Philips Electronics, STMicroelectronics and VLSI Technology for communication devices, and with ATI Technologies, C-Cube, LSI Logic, Motorola and STMicroelectronics in the MPEG/graphics segment. We expect that other major semiconductor manufacturers will enter the market as digital broadcast television and other digital cable television markets become more established. A number of companies, including Conexant, Libit Signal Processing and others have announced MCNS/DOCSIS compliant products, which could result in significant competition in the cable modem market. In the high-speed networking market, we principally compete with established suppliers including Galileo, Level One Communications, Lucent Technologies, National Semiconductor and Texas Instruments. Intel Corporation recently announced its intention to acquire Level One Communications. A number of smaller companies have announced products in our target markets, such as AdHoc, Seeq and Allayer. We also compete for customer specific ASICs against traditional ASIC suppliers such as Lucent, LSI Logic, NEC and Toshiba. Our principal competitors in the DBS and terrestrial broadcast market include Conexant, LSI Logic, Lucent Technologies, Philips Electronics, Sony, STMicroelectronics and VLSI Technology. Our principal competitors in the xDSL market include Alcatel, Analog Devices, Conexant, Globespan, Motorola, and Texas Instruments. In all of the foregoing markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies.


        Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than we can. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, our competitors may develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost. Increased competition could result in pricing pressures and decreased margins and may materially and adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We have received four United States patents and have filed 40 United States patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any right granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including our competitors that develop products based upon the adopted industry standards. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers' intellectual property may not be successful. Moreover, we may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We are currently involved in litigation with Stanford Telecommunications, Inc. concerning the alleged infringement of one of Stanford's patents by several of our modem products and with Sarnoff Corporation and Sarnoff Digital Communications, Inc. concerning our alleged misappropriation and misuse of certain of their trade secrets. In addition, we have received a letter from counsel for BroadCom, Inc. asserting rights in the "Broadcom" trademark and demanding that we cease and desist from any further use of the Broadcom name. We have exchanged correspondence with Broadcom, Inc. outlining our respective positions on the matter. It is possible that we will not prevail in these actions, or any other actions in the future alleging our infringement of third-party patents, our misappropriation or misuse of third-party trade secrets, or seeking to invalidate any of our patents. Any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents could materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw certain products from the market or requiring that certain products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of certain of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement, misappropriation or misuse of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our management and personnel resources to defend these claims, which could also materially and adversely affect our business. If any claims or actions are asserted against us, we may need to obtain a license to a third party's intellectual property rights. Such a license may not be available on commercially reasonable terms, if at all.

EMPLOYEES

        As of December 31, 1998, we had 411 full-time employees and 25 contract and temporary employees, including 256 employees engaged in research and development, 59 engaged in sales and marketing, 60 engaged in manufacturing operations and 61 engaged in general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2. PROPERTIES

        We lease two adjacent buildings in Irvine, California, which have approximately 152,350 square feet, pursuant to a lease that expires in November 2005. These facilities comprise our corporate headquarters and include our administration, sales and marketing, and research and development departments. We also have the right of first refusal to lease a third building in the same complex covering an additional 60,000 square feet. In addition, we have a lease on a 17,000 square foot facility in Irvine, California that expires in May 2000. That facility was part of our former corporate headquarters, which we vacated in December 1998. We are currently negotiating either a sublease of the facility or an early buyout of the lease.

        We also lease a 16,100 square foot facility in Atlanta, Georgia, which houses our Residential Broadband Business Unit. This lease terminates in May 2002. In addition, we lease a 28,800 square foot facility in San Jose, California, which lease expires in September 2000, for our Digital Video Technology Group. We are also in the process of leasing space to house a design center in The Netherlands and an international distribution center in Singapore. We believe that our current facilities, together with planned expansions, will be adequate for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

        In December 1996, Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleges that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringe one of STI's patents (the " '352 Patent"). STI is seeking an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company has filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and has asserted a counterclaim requesting declaratory relief that the Company is not infringing the '352 Patent and that the '352 Patent is invalid and unenforceable. The Company believes that it has strong defenses to STI's claims on invalidity, noninfringement and inequitable conduct grounds. The Company and STI are currently conducting discovery in this case. On June 10, 1998 and July 21, 1998, the Court issued orders interpreting the claims of the '352 patent. The Court has scheduled trial for May 1999. Although the Company believes that it has strong defenses, a finding of infringement by the Company in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, substantial product redesign expenses (assuming that a non-infringing design is feasible and economic) and associated time-to-market delays, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

        In April 1997, Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserts claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint seeks to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. The Company has asserted and believes that Sarnoff's claims are without merit. The Company has filed an answer and is vigorously defending itself in this action. In May 1997, the Court denied Sarnoff's request for a temporary restraining order. In June 1998, the Court denied the Company's motion for summary judgment. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon Broadcom's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. The Court has yet to rule on these remaining claims, and has asked the parties to submit proposed findings of fact and conclusions of law no later than March 29, 1999. On February 15, 1999 Sarnoff filed a motion for interlocutory review with the New Jersey Superior Court, Appellate Division, seeking leave to appeal the Court's February 2 order. Sarnoff may further appeal both the trial court's February 2 order and any subsequent rulings as a matter of right following the entry of final judgment in this matter.

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

        In March 1998, Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. These claims relate to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase all 26,000 shares of Series D Preferred Stock at the original price paid per share in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned from the Company in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleges that the repurchase right should not be enforceable under several legal theories and seeks unspecified damages and declaratory relief. If Mr. Davis is successful in his claim, he may be entitled to receive the shares of Class B Common Stock described above and may be entitled to certain other rights as a holder of Series D Preferred Stock, including without limitation the right to acquire certain shares of the Company's Series E Preferred Stock (or the shares of Class B Common Stock into which such shares of Series E Preferred Stock would have converted upon consummation of the initial public offering). In the alternative, Mr. Davis may be entitled to unspecified damages and punitive damages should he prevail. This case is currently in discovery. In April 1998, the Company filed an answer and affirmative defenses to Mr. Davis' complaint, denying the allegations in Mr. Davis' complaint. The Company has also asserted counterclaims against Mr. Davis for fraud and breach of fiduciary duty and is seeking to recover compensatory and punitive damages, in addition to other relief. The Company has reached a tentative settlement with Mr. Davis in this matter, although no formal agreement has yet been finalized. The terms of the tentative settlement are confidential but would not have a material effect on the Company's business, results of operations, financial condition or equity. There can be no assurance that a final settlement of this matter will be attained in a timely manner, if at all, or on the terms of the tentative settlement.

        The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

        The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the

Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial position, the results of litigation are inherently uncertain, and such outcome is at least reasonably possible. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        The Company's Class A Common Stock is traded on the Nasdaq National Market(R) under the symbol "BRCM." The following table sets forth, for the periods indicated, the high and low sale prices for the Class A Common Stock on the Nasdaq National Market, adjusted to reflect the 2-for-1 stock split, in the form of a 100% stock dividend, effective February 17, 1999:


       Fiscal Year 1998                                               High          Low
       ----------------                                              ------       ------
       Second Quarter (commencing April 17, 1998)                    $38.31       $23.50
       Third Quarter                                                  44.88        23.50
       Fourth Quarter                                                 67.50        29.00


       Fiscal Year 1999                                               High          Low
       ----------------                                              ------       ------
       First Quarter (through March 19, 1999)                        $95.63       $46.25


        As of March 19, 1999, there were approximately 319 record holders of the Company's Class A Common Stock and approximately 229 record holders of the Company's Class B Common Stock. On March 19, 1999, the last reported sale price of the Class A Common Stock on the Nasdaq National Market was $60.69 per share.

        The Company's Class B Common Stock is not publicly traded. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock.

DIVIDEND POLICY

        The Company has never declared or paid cash dividends on shares of its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of the Company's business activities, its capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with summary historical consolidated financial data of Broadcom Corporation. We have prepared this information using the historical consolidated financial statements of Broadcom Corporation for the five years ended December 31, 1998. The historical consolidated financial statements for the five years ended December 31, 1998 have been audited.

        When you read this summary historical financial data, it is important that you read it along with the historical consolidated financial statements and related notes contained in this Report and in our quarterly reports filed with the SEC, as well as the section of this Report and our quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                  1998           1997            1996           1995            1994
                                                --------       --------        --------       --------        --------
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue:
   Product revenue ..........................   $198,481       $ 31,668        $ 18,981       $  4,317        $  1,554
   Development revenue ......................      4,614          5,287           2,389          1,790           2,082
                                                --------       --------        --------       --------        --------
Total revenue ...............................    203,095         36,955          21,370          6,107           3,636
Cost of revenue .............................     87,422         14,926           7,860          1,398             707
                                                --------       --------        --------       --------        --------
Gross profit ................................    115,673         22,029          13,510          4,709           2,929
Operating expense:
   Research and development .................     38,438         16,204           5,662          2,687           1,746
   Selling, general and administrative ......     25,005          8,063           3,546          2,135             944
                                                --------       --------        --------       --------        --------
Total operating expense .....................     63,443         24,267           9,208          4,822           2,690
                                                --------       --------        --------       --------        --------
Income (loss) from operations ...............     52,230         (2,238)          4,302           (113)            239
Interest and other income, net ..............      3,767            290             213            120              41
Net loss on sale of investments .............         --             --              --             --             (42)
                                                --------       --------        --------       --------        --------
Income (loss) before income taxes ...........     55,997         (1,948)          4,515              7             238
Provision (benefit) for income taxes ........     19,599           (775)          1,499              3               1
                                                --------       --------        --------       --------        --------
Net income (loss) ...........................   $ 36,398       $ (1,173)       $  3,016       $      4        $    237
                                                ========       ========        ========       ========        ========
Basic earnings (loss) per share (1) .........   $    .48       $   (.02)       $    .06       $    .00        $    .01
                                                ========       ========        ========       ========        ========
Diluted earnings (loss) per share (1) .......   $    .39       $   (.02)       $    .05       $    .00        $    .00
                                                ========       ========        ========       ========        ========


                                                                             DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                  1998           1997            1996           1995            1994
                                                --------       --------        --------       --------        --------
                                                                            (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents ...................   $ 62,629       $ 22,116        $  4,657       $  1,990        $    100
Working capital .............................    130,192         26,262           5,529          2,247           1,958
Total assets ................................    237,444         45,244          14,367          4,509           3,144
Long-term debt, including current portion ...         95          2,693             216             49              85
Convertible preferred stock .................         --         28,617           6,084          3,150           2,161
Total shareholders' equity ..................    210,341         33,392           9,770          3,475           2,474


----------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock split, in the form of a 100% stock dividend, effective February 17, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto, contained elsewhere in this Report, before deciding to invest in our company or to maintain or increase your investment. In this Report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock split, in the form of a 100% stock dividend, effective February 17, 1999.

OVERVIEW

        We are a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to the home and within the business enterprise. Our products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, we have designed and developed integrated circuits for some of the most significant broadband communications markets, including cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During this period, we generated the majority of our total revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our total revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of system level reference designs.

        We recognize product revenue at the time of shipment. Provision is concurrently made for estimated product returns, which historically have been immaterial. Our products typically carry a one-year warranty. We recognize development revenue when earned.

        The percent of our total revenue derived from independent customers located outside of the United States was approximately 15.8% in 1998, 15.4% in 1997 and 12.5% in 1996. All of our revenue to date has been denominated in U.S. dollars. See Note 9 of Notes to Consolidated Financial Statements.

        From time to time, our key customers have placed large orders causing quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers (including sales to their respective manufacturing subcontractors) represented approximately 78.0% of our total revenue in 1998, 61.7% of our total revenue in 1997 and 67.7% of our total revenue in 1996. We expect that our key customers will continue to account for a significant portion of our total revenue for 1999 and in the future.

        Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

        o       our product mix;

        o       the position of our products in their respective life cycles;

        o       competitive pricing strategies;

        o       the mix of product revenue and development revenue; and

        o       manufacturing cost efficiencies and inefficiencies.

For example, newly-introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

        The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between increasing expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, during 1999 and thereafter, we intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be materially and adversely affected.

RESULTS OF OPERATIONS

        The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:


                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                           1998          1997           1996
                                          ------        ------         ------
Revenue:
     Product revenue ..............         97.7%         85.7%          88.8%
     Development revenue ..........          2.3          14.3           11.2
                                          ------        ------         ------
Total revenue .....................        100.0         100.0          100.0
Cost of revenue ...................         43.1          40.4           36.8
                                          ------        ------         ------
Gross profit ......................         56.9          59.6           63.2
Operating expense:
     Research and development .....         18.9          43.9           26.5
     Selling, general and
     administrative ...............         12.3          21.8           16.6
                                          ------        ------         ------
Total operating expense ...........         31.2          65.7           43.1
                                          ------        ------         ------
Income (loss) from operations .....         25.7          (6.1)          20.1
Interest and other income, net ....          1.9            .8            1.0
                                          ------        ------         ------
Income (loss) before income taxes .         27.6          (5.3)          21.1
Provision (benefit) for income
taxes .............................          9.7          (2.1)           7.0
                                          ------        ------         ------
Net income (loss) .................         17.9%         (3.2)%         14.1%
                                          ======        ======         ======


YEARS ENDED DECEMBER 31, 1998 AND 1997

        Total Revenue. Total revenue consists of product revenue generated principally by sales of our semiconductor products and development revenue generated under development contracts with our customers. Total revenue for 1998 was $203.1 million, an increase of $166.1 million or 449.6% from total revenue of $37.0 million in 1997. The growth in total revenue was derived mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

        Gross Profit. Gross profit represents total revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for 1998 was $115.7 million or 56.9% of total revenue, an increase of $93.6 million or 425.1% from gross profit of $22.0 million or 59.6% of total revenue in 1997. The increase in gross profit was mainly attributable to the significant increase in the volume of product shipments. The decrease in gross profit as a percentage of total revenue was largely driven by volume pricing agreements on products for the high-speed networking market. We expect that gross profit as a percentage of total revenue may continue to decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross margin may be affected by the introduction in the future of certain lower margin products.

        Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, as well as related subcontracting costs. Research and development expense for 1998 was $38.4 million or 18.9% of total revenue, an increase of $22.2 million or 137.2% from research and development expense of $16.2 million or 43.9% of total revenue in 1997. The increase in absolute dollars was primarily due to the addition of personnel for the development of new products and the enhancement of existing products. The decline in research and development expense as a percentage of total revenue reflected a significant increase in total revenue during 1998. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future.

        Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for 1998 was $25.0 million or 12.3% of total revenue, an increase of $16.9 million or 210.1% from $8.1 million or 21.8% of total revenue in 1997. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of total revenue reflected a significant increase in total revenue during 1998. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned expansion of our operations.

        Deferred Compensation. In 1998, we recorded approximately $5.4 million of net deferred compensation in connection with the grant of employee stock options to purchase an aggregate of 2,596,100 shares of Class B Common Stock in March 1998 (in addition to approximately $1.2 million of deferred compensation recorded in 1997). The deferred compensation represents the difference between the deemed value of the Class B Common Stock for accounting purposes and the option exercise price of such options at the date of grant. We have presented this amount as a reduction of shareholders' equity and are amortizing this amount ratably over the vesting period of the applicable options. We amortized an aggregate of $1.3 million of deferred compensation in 1998. The remaining balance of total deferred compensation will be amortized at a rate of approximately $406,000 (pre-tax) per quarter through September 2001 and approximately $338,000 (pre-tax) for the quarters ending December 31, 2001 and March 31, 2002.

        Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash and cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for 1998 was $3.8 million compared to $290,000 in 1997. This increase was principally due to increased cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems in April 1998, and the consummation of our follow-on offering in October 1998.

        Provision (Benefit) for Income Taxes. We accrue a provision for federal and state income tax at the applicable statutory rates. Our effective tax rates were approximately 35% for 1998 and 40% for 1997. The federal statutory tax rates were 35% in 1998 and 34% in 1997. Although our effective tax rate was approximately the same as the federal statutory tax rate in 1998, we received a benefit from research and development tax credits which was offset by state taxes and foreign losses without benefit. The difference between our effective tax rate and the federal statutory rate in 1997 was due mainly to research and development tax credits. We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See Note 3 of Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1997 AND 1996

        Total Revenue. Total revenue for 1997 was $37.0 million, an increase of $15.6 million or 72.9% from total revenue of $21.4 million in 1996. This increase was primarily due to our introduction of new products and also to a higher volume of shipments of existing products to manufacturers of cable set-top boxes and networking customers selling Fast Ethernet hubs and switches.

        Gross Profit. Gross profit for 1997 was $22.0 million or 59.6% of total revenue, an increase of $8.5 million or 63.1% from gross profit of $13.5 million or 63.2% of total revenue in 1996. The increase in absolute dollars was largely due to higher total revenue. Gross margin declined in 1997 from 1996 primarily due to volume pricing concessions made in 1997 for cable set-top box products.

        Research and Development Expense. Research and development expense for 1997 was $16.2 million or 43.9% of total revenue, an increase of $10.5 million or 186.2% from research and development expense of $5.7 million or 26.5% of total revenue in 1996. The increase in absolute dollars was primarily due to the addition of personnel for the development of new products and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. The decline in research and development expense as a percentage of total revenue reflected a significant increase in total revenue during the period.

        Selling, General and Administrative Expense. Selling, general and administrative expense for 1997 was $8.1 million or 21.8% of total revenue, an increase of $4.5 million or 127.4% from $3.5 million or 16.6% of total revenue in 1996. The increase in absolute dollars principally reflected higher personnel related costs resulting from a net increase in sales and marketing personnel to address each of our target markets. This increase was also due to the hiring of senior level management and administrative personnel and increased occupancy, legal and other professional fees. As our infrastructure expanded in 1997, selling, general and administrative expense as a percentage of total revenue increased at a more rapid rate than total revenue.

        Deferred Compensation. We recorded deferred compensation of approximately $1.2 million during 1997 in connection with certain stock options we granted. The deferred compensation represents the difference between the deemed value of the Class B Common Stock for accounting purposes and the option exercise price of such options at the date of grant. We have presented this amount as a reduction of shareholders' equity and are amortizing this amount ratably over the vesting period of the applicable options. In 1997, we amortized $66,000 of deferred compensation on a pre-tax basis.

        Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash and cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for 1997 was $290,000, compared to $213,000 in 1996. The increase was primarily due to interest earned on higher levels of short-term investments and cash balances, partially offset by interest expense incurred on higher average debt balances.

        Provision (Benefit) for Income Taxes. We accrue a provision for federal and state income tax at the applicable statutory rates. Our effective tax rates were approximately 40% for 1997 and 33% for 1996. The difference between our effective tax rate and the federal statutory tax rate of 34% was primarily related to state income taxes and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 1998, we had $130.2 million in working capital, $97.0 million in cash, cash equivalents and short-term investments, and $42.8 million in long-term investments.

        Operating activities provided cash of $8.4 million in 1998. This was primarily the result of net income, the non-cash impact of depreciation and amortization and a growth in accounts payable, partially offset by increases in accounts receivable, inventory and deferred tax assets. Operating activities used $2.6 million in cash in 1997 and generated cash in the amount of $3.2 million in 1996.

        Cash used in operating activities in 1997 was primarily attributable to a net loss, growth in accounts receivable and inventory, and a decrease in income taxes payable, which more than offset growth in accounts payable and the non-cash impact of depreciation and amortization. Cash provided by operating activities in 1996 was primarily attributable to net income and growth in accounts payable and income taxes payable, partially offset by growth in accounts receivable.

        Investing activities used cash in the amount of $77.2 million in 1998 for the purchase of held-to-maturity investments and $27.3 million for the purchase of capital equipment to support our expanding operations. Investing activities used cash of $7.1 million in 1997 and $3.7 million in 1996, primarily for the purchase of capital equipment.

        Cash provided by financing activities was $136.6 million in 1998, which was primarily the result of the following:

        o $79.2 million in aggregate net proceeds from our initial public offering and sale of Class A Common Stock to Cisco Systems in April 1998;

        o $30.5 million in net proceeds from our follow-on offering in October 1998; and

        o       $25.2 million in tax benefits related to stock option exercises.

        Cash provided by financing activities was $27.1 million in 1997 and $3.2 million in 1996, primarily from the sale of convertible preferred stock and, in 1997, from the establishment of a revolving credit facility and term loan.

        We completed our initial public offering of Class A Common Stock in April 1998. Of the 8,050,000 shares of Class A Common Stock offered, we sold 6,240,000 shares and selling shareholders sold 1,810,000 shares, at a price of $12.00 per share. In addition, we sold 1,000,000 shares to Cisco Systems in a concurrent, non-underwritten registered offering at a price of $11.16 per share. We received net aggregate proceeds from the initial public offering and the sale of shares to Cisco Systems of approximately $79.2 million in cash, net of underwriting discounts and commissions and offering costs. In April 1998, we used approximately $2.3 million of the net proceeds to retire all outstanding indebtedness under a term loan.

        In October 1998, we completed a follow-on public offering. Of the 6,900,000 shares of Class A Common Stock offered, we sold 940,000 shares and selling shareholders sold 5,960,000 shares, at a price of $34.50 per share. We received net aggregate proceeds of approximately $30.5 million after deducting underwriting discounts and commissions and offering costs.

        We believe that the net proceeds we received from our follow-on offering, together with the net proceeds we received from our initial public offering and sale of shares to Cisco Systems and the cash that we generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        We had commitments totaling approximately $3.5 million as of December 31, 1998 for the purchase of workstation hardware and software and for information systems infrastructure. During 1998, we spent $27.3 million on capital equipment to support our expanding operations. We expect that we will spend more than this amount during 1999 to purchase additional workstation hardware and software, test equipment, design tools, information systems and leasehold improvements as our operations continue to expand. We may finance these purchases from the proceeds of the initial public offering and sale of shares to Cisco Systems, the proceeds of the follow-on offering, cash generated from our operations, or a combination thereof. See Note 5 of Notes to Consolidated Financial Statements.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        o       the market acceptance of our products;

        o the levels of promotion and advertising that will be required to launch our products and attain a competitive position in the marketplace;

        o       volume price discounts;

        o our business, product, capital expenditure and research and development plans and technology roadmap;

        o the levels of inventory and accounts receivable that we maintain;

        o       capital improvements to new and existing facilities;

        o       technological advances;

        o       our competitors' response to our products; and

        o       our relationships with our suppliers and customers.

        In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

YEAR 2000 COMPLIANCE

        We are aware of the widely publicized problems associated with computer systems as they relate to the year 2000. Many existing computer hardware systems and software applications, and embedded computer chips, software and firmware in control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such system applications and devices could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. These problems are expected to increase in frequency and severity as the year 2000 approaches.

        We have largely completed our business risk assessment of the impact that the year 2000 problem may have on our operations. As business conditions warrant, this assessment may be revised as new information is made available to us. To date, we have identified the following four key areas of our business that may be affected:

        Products. We have evaluated each of our products and believe that they do not contain date sensitive functionality. We cannot determine whether all of our customers' products into which our products are incorporated will be year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

        Internal Infrastructure. The year 2000 problem could affect the systems, transaction processing computer applications and devices used by us to operate and monitor all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll), security systems, customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems and other systems with embedded computer chips. We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to our business. In the normal course of business, we are currently in the process of upgrading or replacing all affected systems and expect to complete this process by September 1999. To date, we have completed testing of our Enterprise Resource Planning transactional application and believe it is year 2000 ready. Because most of the software applications used by us are recent versions of vendor supported, commercially available products, we have not incurred, and do not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors. We will continue to seek certifications that products installed are year 2000 ready, and are targeting September 1999 to complete this process.

        Third-Party Suppliers. We rely, directly and indirectly, on external systems utilized by our suppliers for the management and control of fabrication, assembly and testing of substantially all of our products. We have completed surveys and on site visits of the two independent foundries, Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor Manufacturing, that fabricate substantially all of our semiconductor devices. In addition, we have completed surveys and on site visits of the two subcontractors, ASAT Ltd. and ST Assembly Test Services, that assemble and test substantially all of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. The key suppliers mentioned above continue to track to their internal year 2000 plans, and while we expect to resolve any significant year 2000 problems with our suppliers by October 1999, it is possible that these suppliers will not be able to resolve all or any year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their year 2000 problems in a timely manner could materially disrupt our business. Any such disruption could negatively impact our sales, harm our relationships with our customers and materially and adversely affect our business, financial condition and results of operations.

        Facility and Laboratory Related Systems. Systems such as heating, sprinklers, elevators, test equipment and security at our facilities and labs may also be affected by the year 2000 problem. We have completed assessing the business risks of and costs of remediating the year 2000 problem on our facility and lab related systems. We estimate that our total cost of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on our business or results of operations. We currently expect to complete the remediation of our facility and lab related systems by June 1999.

        We presently estimate that the total cost of addressing our year 2000 issues will be approximately $500,000. To date, we have incurred approximately $20,000 in expenditures for testing of systems. This estimate was derived utilizing numerous assumptions, including the assumption that we have already identified our most significant year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially and adversely from those anticipated after completion of remediation, testing, and contingency planning phases.

        We are currently developing contingency plans to address those year 2000 issues that may pose a significant risk to our on-going operations. We currently expect to complete these contingency plans by May 1999. Such plans could include accelerated replacement of affected equipment software and systems, temporary use of back-up equipment and software, the use of back up suppliers and buffer inventories for certain products or the implementation of manual procedures to compensate for system deficiencies. However, any contingency plans we implement may not succeed or may not be adequate to meet our needs without materially impacting our operations. In addition, the delays and inefficiencies inherent in conducting operations in an alternative manner could materially and adversely affect our results of operations. More specifically, if our third party suppliers were to lose power, or the ability to ship product as a result of year 2000 related issues, we would be exposed to missing customer shipments and potentially losing revenues and profits.

RISK FACTORS

        BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

        OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. These factors include, but are not limited to, the following:

        o the volume of our product sales and pricing concessions on volume sales;

        o the timing, rescheduling or cancellation of significant customer orders;

        o       the gain or loss of a key customer;

        o the timing of customer qualification and industry interoperability certification of new products and the risk of non-qualification or non-certification;

        o the rate at which customers and end users adopt new and emerging technologies in our target markets;

        o the rate of adoption and acceptance of new industry standards in our target markets;

        o our ability to specify, develop, introduce and market new products and technologies in a timely manner;

        o the qualification, availability and price of competing products and technologies and the resulting effects on our sales;

        o fluctuations in our manufacturing yields and other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

        o       uncertainties associated with international operations;

        o our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans;

        o problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

        o       intellectual property disputes;

        o       changes in our product or customer mix;

        o economic and market conditions in the semiconductor industry and the broadband communications market;

        o       the availability of foundry capacity and raw materials;

        o       the quality of our products;

        o       costs related to acquisitions of technologies or businesses;

        o       the level of orders received that we can ship in a quarter;

        o potential business disruptions, claims, expenses and other difficulties resulting from "Year 2000" problems in computer-based systems used by us, our suppliers or our customers; and

        o       general economic and market conditions.

        We intend to continue to increase our operating expenses in 1999. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

        Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our Class A Common Stock may decline.

        WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES. We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers, including General Instrument and 3Com. Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 78.0% of our total revenue in 1998 and approximately 61.7% of our total revenue in 1997. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

        We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

        o Most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty.

        o Our agreements with our customers typically do not require them to purchase a minimum amount of our products.

        o Many of our customers have pre-existing relationships with our current or potential competitors that may affect their decision to purchase our products.

        o Our customers face intense competition from other manufacturers that do not use our products.

        o Some of our customers offer or may offer products that compete with our products.

        o Our longstanding relationship with some of our larger customers may also deter other potential customers who compete with these customers from buying our products.

        In addition, in order to attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual "most favored nation" pricing arrangements. In that event, our average selling prices and gross margins would be materially and adversely affected. The loss of or a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

        WE FACE INTENSE COMPETITION IN THE BROADBAND COMMUNICATIONS MARKETS AND SEMICONDUCTOR INDUSTRY. The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of equipment in the markets for cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. We currently compete in the cable set-top box market with Conexant, Fujitsu, LSI Logic, Philips Electronics, STMicroelectronics and VLSI Technology for communication devices, and with ATI Technologies, C-Cube, LSI Logic, Motorola and STMicroelectronics in the MPEG/graphics segment. We expect that other major semiconductor manufacturers will enter the market as digital broadcast television and other digital cable television markets become more established. A number of companies, including Conexant, Libit Signal Processing and others have announced MCNS/DOCSIS compliant products, which could result in significant competition in the cable modem market. In the high-speed networking market, we principally compete with established suppliers including Galileo, Level One Communications, Lucent Technologies, National Semiconductor and Texas Instruments. Intel Corporation recently announced its intention to acquire Level One Communications. A number of smaller companies have announced products in our target markets, such as AdHoc, Seeq and Allayer. We also compete for customer specific ASICs against traditional ASIC suppliers such as Lucent, LSI Logic, NEC and Toshiba. Our principal competitors in the DBS and terrestrial broadcast market include Conexant, LSI Logic, Lucent Technologies, Philips Electronics, Sony, STMicroelectronics and VLSI Technology. Our principal competitors in the xDSL market include Alcatel, Analog Devices, Conexant, Globespan, Motorola, and Texas Instruments. In all of the foregoing markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies.

        Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution and technical resources than we do. As a result, these competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationship among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures at lower costs than our technologies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

        WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS. Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our current product revenue is derived from sales of products for the high-speed networking, cable set-top box and cable modem markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to successfully introduce and promote those products. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

        WE MUST ANTICIPATE AND ADAPT TO EVOLVING INDUSTRY STANDARDS. Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products. Our ability to adapt to such changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies, such as 100Base-T4 for high-speed networking, which did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into such markets could materially and adversely affect our business, financial condition and results of operations.

        OUR FUTURE SUCCESS DEPENDS IN PART ON THE DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS. Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select such products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to successfully develop new products will depend on various factors, including our ability to:

        o accurately predict market requirements and evolving industry standards;

        o       accurately define new products;

        o       timely complete and introduce new product designs;

        o timely qualify and obtain industry interoperability certification of our products and our customers' products into which our products will be incorporated;

        o       obtain sufficient foundry capacity;

        o       achieve high manufacturing yields; and

        o gain market acceptance of our products and our customers' products.

        If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

        Our new products generally are incorporated into our customers' products at the design stage. We have often incurred significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Even if our product is selected, volume sales of our new product often are not generated for an additional six to nine months, if at all. The value of our products largely depends on the commercial success of our customers' products and on the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins. In addition, the equipment that incorporates our products may never become commercially successful.

        WE MAY BE UNABLE TO RETAIN AND ATTRACT KEY PERSONNEL. Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry T. Nicholas, III, and our co-founder, Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr.

Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. We may not be able to attract as many qualified new personnel as we were able to employ prior to our initial public offering. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

        OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. During the past year, we have significantly increased the scope of our operations and expanded our workforce, growing from 164 employees in June 1997 to 436 employees in December 1998, including contract and temporary employees. This growth has placed, and our anticipated future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort.
In order to support our growth, we recently relocated our headquarters and Irvine operations into larger facilities, which allowed us to centralize all of our Irvine employees and operations on one campus. In the future, we may engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management's attention and resources. If we are unable to effectively manage our expanding operations, our business, financial condition and result of operations could be materially and adversely affected.

        WE DEPEND ON TWO INDEPENDENT FOUNDRIES TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS. We do not own or operate a fabrication facility. Two outside foundries, Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan and Chartered Semiconductor Manufacturing ("Chartered") in Singapore, currently manufacture substantially all of our semiconductor devices. Because we rely on outside foundries, we face several significant risks, including:

        o       a lack of ensured wafer supply;

        o limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

        o the unavailability of or potential delays in obtaining access to key process technologies.

        In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies.

        The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Excess foundry capacity may not always be available when we need it or at reasonable prices. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any such delays would likely materially and adversely affect our business, financial condition and results of operations. In addition, if either TSMC or Chartered experiences financial difficulties, whether as a result of the current Asian economic crisis or otherwise, if either foundry suffers any damage to its facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have certain manufacturing processes qualified if there is a disruption at the other foundry. If we choose to use a new foundry, it would typically take us several months to qualify the new foundry before we can begin shipping products from it. If we cannot accomplish such qualification in a timely manner, we may still experience a significant interruption in supply of the affected products. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

        WE DEPEND ON TWO THIRD-PARTY SUBCONTRACTORS FOR THE ASSEMBLY AND TESTING OF SUBSTANTIALLY ALL OF OUR PRODUCTS. Two third-party subcontractors, ASAT Ltd. ("ASAT") in Hong Kong and ST Assembly Test Services ("STATS") in Singapore, assemble and test almost all of our products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past, and could in the future, result in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with either ASAT or STATS. We typically procure services from these suppliers on a per order basis. If either ASAT or STATS experiences financial difficulties, whether as a result of the current Asian economic crisis or otherwise, if either subcontractor suffers any damage to its facilities or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, if we are required to find alternative assemblers or testers for our components, we could experience delays in product shipments. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

        WE MAY BE SUBJECT TO RISKS RELATED TO POTENTIAL ACQUISITIONS. As part of our business strategy, we may acquire businesses, products or technologies that would allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Acquisitions entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt and contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method but that method may not be available. Any of these events could cause the price of our Class A Common Stock to decline. Furthermore, if we issue equity securities to pay for a future acquisition, such issuance may be dilutive to our existing shareholders. In addition, the debt or equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        We cannot assure you that we will be able to find suitable acquisition opportunities. Even if we do find such opportunities, we may not be able to consummate any acquisitions on commercially acceptable terms. Moreover, due to our limited acquisition experience, it may be difficult for us to integrate successfully any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH EXPANSION OF OUR INTERNATIONAL BUSINESS ACTIVITIES. We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 15.8% of our total revenue in 1998 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In the future, we intend to expand these international business activities and also to open design and operational centers abroad. International operations are subject to many inherent risks, including:

        o       political, social and economic instability;

        o       trade restrictions;

        o       the imposition of governmental controls;

        o exposure to different legal standards, particularly with respect to intellectual property;

        o       burdens of complying with a variety of foreign laws;

        o       import and export license requirements and restrictions;

        o       unexpected changes in regulatory requirements;

        o       foreign technical standards;

        o       changes in tariffs;

        o       difficulties in staffing and managing international operations;

        o       fluctuations in currency exchange rates;

        o       difficulties in collecting receivables; and

        o       potentially adverse tax consequences.

        In particular, certain Asian countries have recently experienced significant economic difficulties. These difficulties include currency devaluation and instability, business failures and a generally depressed business climate, particularly in the semiconductor industry. Because we rely on Asian foundries and assemblers and have expanded our international operations, the Asian economic crisis may materially and adversely affect our business, financial condition and results of operations.

        In addition, various government export regulations apply to the encryption or other features contained in some of our products. We have applied for export licenses under these regulations, but we cannot assure you that we will obtain such licenses or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship such products to certain customers located outside the United States. Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Any one or more of the foregoing factors could materially and adversely affect our business, financial condition or results of operations or require us to modify our current business practices significantly. These factors are anticipated to impact our business to a greater degree as we expand our international business activities.

        OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART ON STRATEGIC RELATIONSHIPS WITH CERTAIN OF OUR CUSTOMERS. In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form such strategic relationships in the future. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations would be materially and adversely affected.

        WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION. In order to remain competitive, we believe that we will have to transition our products to increasingly smaller geometries. This transition will require us to redesign certain of our products and modify the manufacturing process for our products. We continually evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting some of our products to smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement such transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

        WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently have four issued United States patents and have filed over 40 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under such patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

        We generally enter into confidentiality agreements with our employees and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

        In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations under those agreements, including product supply obligations, and do not correct such failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. In the future, we may have to engage in litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. Such litigation may be very expensive, divert management's attention and materially and adversely affect our business, financial condition and results of operations.

        Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We are currently involved in litigation with Stanford Telecommunications, Inc. ("STI") that relates to the alleged infringement of one of STI's patents by several of our modem products. We are also currently involved in litigation with Sarnoff Corporation and Sarnoff Digital Communications, Inc., who allege that we misappropriated and misused certain of their trade secrets. In addition, we have received a letter from counsel for BroadCom, Inc. asserting rights in the "Broadcom" trademark and demanding that we stop using the Broadcom name. We have exchanged correspondence with BroadCom, Inc. that outlines our differing positions on that matter. It is possible that we will not prevail in these suits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any such claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw certain products from the market or redesign certain products offered for sale or under development. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused such party's proprietary rights. Even if claims against us are not valid or successfully asserted, such claims could result in significant costs and a diversion of management and personnel resources to defend such claims. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under third party's intellectual property rights. Under such circumstances, we may not be able to obtain a license on commercially reasonable terms, if at all.

        OUR PRODUCTS HAVE LENGTHY SALES CYCLES THAT CAN AFFECT OUR OPERATING RESULTS. After we have developed and delivered a product to a customer, our customer will often test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test and evaluate our product and an additional six to nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory, until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that such customer will ultimately market and sell their equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

        WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for such products, we could incur significant charges against our income. Such charges could materially and adversely affect our operating results.

        THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSES AND AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS. Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future continue to experience, these errors, defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, such defects or problems could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our suppliers, our customers and we test our products, we cannot assure you that our new products will not contain defects or bugs. If any such problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product repair or replacement costs. Such problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products and lose credibility with our current and prospective customers.

        OUR OPERATING RESULTS MAY BE IMPACTED BY THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. We operate in the semiconductor industry, which is highly cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant economic downturns, characterized by diminished product demand, accelerated erosion of prices and excess production capacity. This industry also periodically experiences increased demand and production capacity constraints. Accordingly, our quarterly results may vary significantly as a result of general conditions in the semiconductor industry.

        WE HAVE A LIMITED OPERATING HISTORY. We did not begin shipping products until 1994, and accordingly, we have a limited operating history upon which you may evaluate our performance and future prospects. We may not be able to sustain the recent growth in our revenue and you should not consider such growth as an indicator of our future performance. We cannot assure you that we will be profitable in any future period. You should consider our prospects in light of the risks, challenges and difficulties frequently encountered by early stage companies, particularly companies in intensely competitive and rapidly evolving markets like the semiconductor industry and broadband communications markets. In order to address these risks, we must, among other things:

        o       successfully manage the expansion of our operations;

        o       respond to competitive and technological developments;

        o       continue to attract, retain and motivate qualified personnel;

        o maintain our current strategic relationships and attract new relationships with leaders in the broadband communications markets; and

        o continue to commercialize products that incorporate innovative technologies.

        We cannot assure you that we will be able to successfully address these risks and challenges.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENT REGULATION. The Federal Communications Commission has broad jurisdiction over each of our target markets. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. As a result, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business, financial condition and results of operations. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services or other aspects of their business may impede the sale of our products. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications. We may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. Such tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

        WE ARE CONTROLLED BY CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES. As of March 1, 1999, our directors and executive officers beneficially owned approximately 47.5% of our outstanding Common Stock and 70.4% of the total voting control held by our shareholders. In particular, as of March 1, 1999, our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 44.5% of our outstanding Common Stock and 66.4% of the total voting control held by our shareholders. Accordingly, these shareholders will have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders will also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A Common Stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

        OUR STOCK PRICE IS HIGHLY VOLATILE. The market price of our Class A Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A Common Stock has traded as low as $23.50 and as high as $95.63 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

        o       quarter-to-quarter variations in our operating results;

        o announcements of technological innovations or new products by our competitors, customers or us;

        o general conditions in the semiconductor industry and telecommunications and data communications equipment markets;

        o changes in earnings estimates or investment recommendations by analysts;

        o       changes in investor perceptions; or

        o changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

In addition, the market prices of securities of Internet-related and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of Common Stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management's attention and resources from other matters.

        OUR OPERATING RESULTS MAY BE NEGATIVELY IMPACTED BY YEAR 2000 COMPLIANCE PROBLEMS. Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field. These systems and software applications will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, such systems and applications will need to be upgraded to comply with the Year 2000 requirements or risk system failure, miscalculations or other disruptions to normal business activities.

        We are currently evaluating our Year 2000 readiness, both in terms of the compliance of our products and the compliance of our information systems and applications which monitor all aspects of our business, including financial systems, customer services, marketing information, infrastructure and telecommunications equipment. We are presently updating our products and internal information systems, but we may not be able to complete these upgrades in a timely manner or at reasonable costs. We also may not be able to anticipate the extent of the Year 2000 impact until the Year 2000 arrives due to the interaction between our own systems and products and the systems and products of third parties. We believe our greatest exposure to Year 2000 risks relates to the readiness of our third party suppliers who fabricate, assemble and test our products and of our customers who incorporate our products into their own products. Any failure of these third parties to resolve their own Year 2000 issues in a timely manner could cause a material disruption in our business and affect the marketability of our products.

        We also rely on the external systems of other third parties such as creditors, financial organizations, governmental entities and other suppliers, both domestic and international, to provide us with accurate data. Our business could be materially and adversely affected if any of these third parties experience disruptions in their operations or if an economic crisis or general widespread problems result from systems that are not Year 2000 compliant. Although we are working on contingency plans to address these issues, any contingency plans that we implement may not be adequate to meet our needs without disrupting our business or without causing delays and inefficiencies inherent in conducting operations in an alternative manner. If we fail to address any of the foregoing Year 2000 risks, our business, financial condition and results of operations may be materially and adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for detailed information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

        WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US. We believe that the net proceeds we received from our follow-on public offering, together with the net proceeds we received from our initial public offering and sale of shares to Cisco Systems and the cash that we generate from our operations, will be sufficient to meet our capital needs for 1999. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity securities, your percentage ownership in us would be reduced. In addition, the equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        o       the market acceptance of our products;

        o the levels of promotion and advertising that will be required to launch our products and attain a competitive position in the marketplace;

        o       volume price discounts;

        o our business, product, capital expenditure and research and development plans and technology roadmap;

        o the levels of inventory and accounts receivable that we maintain;

        o       capital improvements to new and existing facilities;

        o       technological advances;

        o       our competitors' response to our products; and

        o       our relationships with our suppliers and customers.

        In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

        OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE PRICE OF OUR STOCK. Our Articles of Incorporation and Bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have issued shares of Class B Common Stock to certain shareholders with superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote. Our Board of Directors also has the authority to fix the rights and preferences of shares of our Preferred Stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B Common Stock, and our officers' ownership of a majority of the Class B Common Stock and the ability of our Board of Directors to issue Preferred Stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A Common Stock at a premium over the market price for such stock. Finally, such factors may also materially and adversely affect the market price of our Class A Common Stock, and the voting and other rights of the holders of our Class A Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

        We do not use derivative financial instruments in our non-trading investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. We do not expect any material loss with respect to our investment portfolio.

        The table below provides information about our non-trading investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. Our investment policy requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year.

        Principal (Notional) Amounts by Expected Maturity (at December 31,
1998):


                                                                                     FAIR VALUE
                                   1999              2000              TOTAL             1998
                                ----------        ----------        -----------      ----------
                                       (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash and cash equivalents ..    $   35,934        $       --        $    35,934        $ 35,931
   Weighted average rate ...          4.50%               --               4.50%
Investments ................    $   34,344        $   42,826        $    77,170        $ 77,497
   Weighted average rate ...          4.67%             3.79%              4.18%
Total portfolio ............    $   70,278        $   42,826        $   113,104        $113,428
   Weighted average rate ...          4.58%             3.79%              4.28%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

        (b) Identification of Executive Officers. The information under the caption "Executive Officers and Key Employees," appearing in the Proxy Statement, is incorporated herein by reference.

        (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS.

        The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are filed as part of this Form 10-K.


                                                                               Page
                                                                               ----
    Report of Independent Auditors                                             F-1
    Consolidated Balance Sheets as of December 31, 1998 and 1997               F-2
    Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                                         F-3
    Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1998, 1997 and 1996                                   F-4
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                         F-5
    Notes to Consolidated Financial Statements                                 F-6

        2. FINANCIAL STATEMENT SCHEDULES.

        The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


                                                                            Page
                                                                            ----
    Report of Independent Auditors on Financial Statement Schedule           S-1

    Schedule II - Consolidated Valuation and Qualifying Accounts             S-2


        3. EXHIBITS

        The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed in the fourth quarter of 1998.

                          GLOSSARY OF TECHNICAL TERMS

Adaptive Equalization.........   Receiver technique for compensating for
                                 distortions in a transmission media.

ADSL..........................   Asymmetric Digital Subscriber Line.
                                 Twisted-pair modem technology that achieves data rates up to 8 Mbps downstream to the subscriber and 1 Mbps upstream to the network at distances up to 18,000 feet.

Bandwidth.....................   A range of signal frequencies, measured in
                                 cycles per second or Hertz (Hz). Also refers to the speed at which data is transmitted, measured in bits per second (bps).

Broadband Communications......   Data transmission at speeds of greater than 1.5
                                 Mbps.

CMOS..........................   Complementary Metal Oxide Semiconductor.
                                 Technology used to manufacture silicon
                                 integrated circuits.

DBS...........................   Digital Broadcast Satellite. A broadband
                                 communications technology that broadcasts digital television programming from satellites directly to dish antennas.

DSP...........................   Digital Signal Processing.

Ethernet (10Base-T)...........   Networking protocol widely used in LANs for
                                 connecting devices by means of copper twisted pair wiring at speeds of 10 Mbps.

Fast Ethernet (100Base-T).....   An extension to the 10Base-T Ethernet network
                                 access method which operates at 100 Mbps.

FEC...........................   Forward Error Correction. A receiver technique
                                 for correcting errors in the received data.

GHz...........................   GigaHertz. One billion cycles per second.

Gigabit Ethernet
(1000Base-T)..................   An extension to the 100Base-T Ethernet network
                                 access method which operates at 1,000 Mbps or equivalently 1 Gbps.

Headend.......................   The central distribution point in a cable
                                 television system. Typically serves tens to hundreds of thousands of homes.

HFC...........................   Hybrid Fiber Coax. Upgraded cable plant which
                                 uses a combination of fiber optic cable in the backbone and coaxial cable in the subscriber feeder plant.

IC............................   Integrated Circuit.

kbps..........................   Kilobits per second.

LAN...........................   Local Area Network. A private data
                                 communications network linking a variety of data devices such as computers and printers within an office or home environment.

LMDS..........................   Local Multipoint Distribution System. A
                                 broadband wireless communications network that uses microwave frequencies around 28 GHz to transmit video and data to residences over a cellular-like network at distances under a few miles.

MAC...........................   Media Access Control. Protocol for controlling
                                 the upstream and downstream traffic flow in a local or wide area network.

Mbps..........................   Megabits per second. Million bits per second.

MCNS/DOCSIS...................   Multimedia Cable Network System/Data Over Cable
                                 Service Interface Specifications. Industry specification that defines the technical equipment for high-speed cable modem and headend equipment.

MMDS..........................   Multichannel Multipoint Distribution Service. A
                                 broadband wireless communications network that uses microwave frequencies around 2.5 GHz to transmit video to residences at distances up to tens of miles.

MPEG..........................   Moving Picture Experts Group. Industry standard
                                 for compressing and decompressing digital audio video signals.

NIC...........................   Network Interface Card. Plug-in adapter card
                                 enables a computer to connect to a LAN.

QAM...........................   Quadrature Amplitude Modulation. A digital
                                 modulation technique that allows very efficient transmission of data over media with limited available bandwidth.

QPSK..........................   Quadrature Phase Shift Keying. A digital
                                 technique which is widely employed in direct broadcast satellite transmission systems.

VDSL..........................   Very High Bit-Rate Digital Subscriber Line.
                                 Twisted pair modem technology that achieves data rates up to 52 Mbps downstream to the subscriber and 6 Mbps upstream to the network at distances up to 4,000 feet.

WAN...........................   Wide Area Network. A data communications
                                 network, such as the Internet, which links a variety of data devices over a large geographical distance.

xDSL..........................   Generic representation of the entire family of
                                 Digital Subscriber Line technology spanning data rates from 128 kbps to 52 Mbps depending on the distance between the central office and subscriber.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Broadcom Corporation

        We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                /s/ Ernst & Young LLP

Orange County, California
January 26, 1999

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents ....................................  $  62,629        $  22,116
  Short-term investments .......................................     34,344               --
  Accounts receivable (net of allowances for doubtful accounts
     and sales returns of $5,061 in 1998 and $721 in 1997) .....     36,917            9,913
  Inventory ....................................................      7,307            2,705
  Deferred taxes ...............................................      6,181            1,090
  Income taxes receivable ......................................      3,933              433
  Prepaid expenses .............................................      5,984              262
                                                                  ---------        ---------
          Total current assets .................................    157,295           36,519
Property and equipment, net ....................................     28,286            8,449
Long-term investments ..........................................     42,826               --
Deferred taxes .................................................      5,352               --
Other assets ...................................................      3,685              276
                                                                  ---------        ---------
          Total assets .........................................  $ 237,444        $  45,244
                                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .......................................  $  19,586        $   7,380
  Wages and related benefits ...................................      2,606              846
  Accrued liabilities ..........................................      4,816              933
  Current portion of long-term debt ............................         95            1,098
                                                                  ---------        ---------
          Total current liabilities ............................     27,103           10,257
Long-term debt, less current portion ...........................         --            1,595
Commitments and contingencies
Shareholders' equity:
  Convertible Preferred Stock $.0001 par value:
     Authorized shares -- 10,000,000
       Issued and outstanding shares -- none in 1998
       and 3,567,839 in 1997 ...................................         --           28,617
  Class A Common Stock, $.0001 par value:
     Authorized shares--200,000,000
     Issued and outstanding shares--26,991,390 in 1998
      and none in 1997 .........................................          3               --
  Class B Common Stock, $.0001 par value:
     Authorized shares--100,000,000
     Issued and outstanding shares--63,074,096 in 1998
      and 63,003,120 in 1997 ...................................          6                6
  Additional paid-in capital ...................................    179,723            7,123
  Notes receivable from employees ..............................     (2,743)          (3,362)
  Deferred compensation ........................................     (5,144)          (1,090)
  Retained earnings ............................................     38,496            2,098
                                                                  ---------        ---------
          Total shareholders' equity ...........................    210,341           33,392
                                                                  ---------        ---------
          Total liabilities and shareholders' equity ...........  $ 237,444        $  45,244
                                                                  =========        =========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                              1998           1997            1996
                                            --------       --------        --------
Revenue:
  Product revenue ........................  $198,481       $ 31,668        $ 18,981
  Development revenue ....................     4,614          5,287           2,389
                                            --------       --------        --------
          Total revenue ..................   203,095         36,955          21,370
Cost of revenue ..........................    87,422         14,926           7,860
                                            --------       --------        --------
Gross profit .............................   115,673         22,029          13,510

Operating expense:
  Research and development ...............    38,438         16,204           5,662
  Selling, general and administrative ....    25,005          8,063           3,546
                                            --------       --------        --------
          Total operating expense ........    63,443         24,267           9,208
                                            --------       --------        --------
Income (loss) from operations ............    52,230         (2,238)          4,302
Interest and other income, net ...........     3,767            290             213
                                            --------       --------        --------
Income (loss) before income taxes ........    55,997         (1,948)          4,515
Provision (benefit) for income taxes .....    19,599           (775)          1,499
                                            --------       --------        --------
Net income (loss) ........................  $ 36,398       $ (1,173)       $  3,016
                                            ========       ========        ========
Basic earnings (loss) per share ..........  $    .48       $   (.02)       $    .06
                                            ========       ========        ========
Diluted earnings (loss) per share ........  $    .39       $   (.02)       $    .05
                                            ========       ========        ========
Weighted average shares (basic) ..........    76,225         52,903          49,879
                                            ========       ========        ========
Weighted average shares (diluted) ........    93,664         52,903          66,287
                                            ========       ========        ========


                             See accompanying notes.

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           CONVERTIBLE
                                                          PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                   --------------------------      -------------------------      PAID-IN
                                                     SHARES          AMOUNT          SHARES         AMOUNT        CAPITAL
                                                   ----------      ----------      ----------     ----------     ----------
Balance at December 31, 1995 ...................    1,600,000      $    3,150      56,190,000     $        6     $      396
  Issuance of Preferred Stock, net of
  issuance costs of $29 ........................      493,839           2,934              --             --             --
  Exercise of stock options, net of
  repurchases ..................................           --              --       2,617,536             --            761
  Net income ...................................           --              --              --             --             --
                                                   ----------      ----------      ----------     ----------     ----------

Balance at December 31, 1996 ...................    2,093,839           6,084      58,807,536              6          1,157
  Issuance of Preferred Stock, net of
  issuance costs of $36 ........................    1,500,000          22,689              --             --             --
  Repurchases of Preferred Stock ...............      (26,000)           (156)             --             --             --
  Issuance of Class B Common Stock .............           --              --         570,000             --          1,050
  Exercise of stock options, net of
  repurchases ..................................           --              --       3,625,584             --          3,569
  Tax benefit from exercise of stock options ...           --              --              --             --            191
  Deferred compensation related to grant of
  stock options ................................           --              --              --             --          1,156
  Amortization of deferred compensation ........           --              --              --             --             --
  Net loss .....................................           --              --              --             --             --
                                                   ----------      ----------      ----------     ----------     ----------
Balance at December 31, 1997 ...................    3,567,839          28,617      63,003,120              6          7,123
  Conversion of Preferred Stock into Class B
  Common Stock .................................   (3,567,839)        (28,617)     16,907,034              2         28,615
  Issuance of Class A Common Stock in initial
  public offering, net of offering costs
  of $1,628 ....................................           --              --       7,240,000              1         79,169
  Issuance of Class A Common Stock in
  follow-on offering, net of offering
  costs of $584 ................................           --              --         940,000             --         30,548
  Exercise of stock options, net of
  repurchases ..................................           --              --       1,806,204             --          2,003
  Employee stock purchase plan .................           --              --         169,128             --          1,725
  Repayment of notes receivable from employees .           --              --              --             --             --
  Tax benefit from exercise of stock options
  and stock purchase plan ......................           --              --              --             --         25,171
  Deferred compensation related to grant of
  stock options ................................           --              --              --             --          5,369
  Amortization of deferred compensation ........           --              --              --             --             --
  Net income ...................................           --              --              --             --             --
                                                   ----------      ----------      ----------     ----------     ----------
Balance at December 31, 1998 ...................           --      $       --      90,065,486     $        9     $  179,723
                                                   ==========      ==========      ==========     ==========     ==========



                                                      NOTES
                                                    RECEIVABLE                                       TOTAL
                                                      FROM          DEFERRED        RETAINED      SHAREHOLDERS'
                                                    EMPLOYEES     COMPENSATION      EARNINGS         EQUITY
                                                   ----------     -----------      ----------     -------------
Balance at December 31, 1995 ...................   $     (332)     $       --      $      255      $    3,475
  Issuance of Preferred Stock, net of
  issuance costs of $29 ........................           --              --              --           2,934
  Exercise of stock options, net of
  repurchases ..................................         (416)             --              --             345
  Net income ...................................           --              --           3,016           3,016
                                                   ----------      ----------      ----------      ----------

Balance at December 31, 1996 ...................         (748)             --           3,271           9,770
  Issuance of Preferred Stock, net of
  issuance costs of $36 ........................           --              --              --          22,689
  Repurchases of Preferred Stock ...............           --              --              --            (156)
  Issuance of Class B Common Stock .............           --              --              --           1,050
  Exercise of stock options, net of
  repurchases ..................................       (2,614)             --              --             955
  Tax benefit from exercise of stock options ...           --              --              --             191
  Deferred compensation related to grant of
  stock options ................................           --          (1,156)             --              --
  Amortization of deferred compensation ........           --              66              --              66
  Net loss .....................................           --              --          (1,173)         (1,173)
                                                   ----------      ----------      ----------      ----------
Balance at December 31, 1997 ...................       (3,362)         (1,090)          2,098          33,392
  Conversion of Preferred Stock into Class B
  Common Stock .................................           --              --              --              --
  Issuance of Class A Common Stock in initial
  public offering, net of offering costs
  of $1,628 ....................................           --              --              --          79,170
  Issuance of Class A Common Stock in
  follow-on offering, net of offering
  costs of $584 ................................           --              --              --          30,548
  Exercise of stock options, net of
  repurchases ..................................         (191)             --              --           1,812
  Employee stock purchase plan .................           --              --              --           1,725
  Repayment of notes receivable from employees .          810              --              --             810
  Tax benefit from exercise of stock options
  and stock purchase plan ......................           --              --              --          25,171
  Deferred compensation related to grant of
  stock options ................................           --          (5,369)             --              --
  Amortization of deferred compensation ........           --           1,315              --           1,315
  Net income ...................................           --              --          36,398          36,398
                                                   ----------      ----------      ----------      ----------
Balance at December 31, 1998 ...................   $   (2,743)     $   (5,144)     $   38,496      $  210,341
                                                   ==========      ==========      ==========      ==========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                          1998              1997              1996
                                                        ---------         ---------         ---------
OPERATING ACTIVITIES
Net income (loss) ....................................  $  36,398         $  (1,173)        $   3,016
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
     Depreciation and amortization ...................      7,504             3,039               897
     Amortization of deferred compensation ...........      1,315                66                --
     Deferred taxes ..................................    (10,443)             (571)             (416)
     Change in operating assets and liabilities:
       Accounts receivable ...........................    (27,004)           (6,191)           (2,982)
       Inventory .....................................     (4,602)           (1,851)             (461)
       Income taxes receivable .......................     (3,500)           (2,245)            1,835
       Prepaid expenses and other assets .............     (9,131)             (221)             (251)
       Accounts payable ..............................     12,206             5,240             1,276
       Other accrued liabilities .....................      5,643             1,350               285
                                                        ---------         ---------         ---------
Net cash provided by (used in) operating
     activities ......................................      8,386            (2,557)            3,199

INVESTING ACTIVITIES
Purchases of property and equipment, net .............    (27,341)           (7,132)           (3,747)
Purchases of investments .............................    (77,170)               --                --
                                                        ---------         ---------         ---------
Net cash used in investing activities ................   (104,511)           (7,132)           (3,747)

FINANCING ACTIVITIES
Proceeds from bank term loan .........................         --             3,000                --
Payments on bank term loan ...........................     (2,500)             (500)               --
Payments on capital lease obligations ................        (98)              (81)              (64)
Proceeds from issuance of Preferred Stock ............         --            22,689             2,934
Payments on repurchase of Preferred Stock ............         --              (156)               --
Net proceeds from initial public offering of
  Class A Common Stock ...............................     79,170                --                --
Net proceeds from follow-on offering of
  Class A Common Stock ...............................     30,548                --                --
Net proceeds from issuance of Common Stock ...........      3,537             2,005               345
Tax benefit from exercise of stock options
  and stock purchase plan ............................     25,171               191                --
Proceeds from repayment of notes receivables
 from employees ......................................        810                --                --
                                                        ---------         ---------         ---------
Net cash provided by financing activities ............    136,638            27,148             3,215
                                                        ---------         ---------         ---------
Increase in cash and cash equivalents ................     40,513            17,459             2,667
Cash and cash equivalents at beginning of year .......     22,116             4,657             1,990
                                                        ---------         ---------         ---------
Cash and cash equivalents at end of year .............  $  62,629         $  22,116         $   4,657
                                                        =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ........................................  $     104         $     191         $      26
                                                        =========         =========         =========
Income taxes paid ....................................  $   8,372         $   1,850         $      79
                                                        =========         =========         =========


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Broadcom Corporation (the "Company") is a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to the home and within the business enterprise. The Company's products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, the Company has designed and developed integrated circuits for some of the most significant broadband communications markets, including the markets for cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broadcom (BVI) Limited. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves and income tax valuation allowances.

REVENUE RECOGNITION

        Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns. Development revenue is recognized when earned.

CONCENTRATION OF CREDIT RISK

        The Company sells the majority of its products throughout the United States, Europe and Asia. Sales to the Company's recurring customers are generally made on open account while sales to occasional customers are typically made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's expectations.

        The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings and in a variety of industries. It is the Company's policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of not more than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and borrowings. The Company believes all of the financial instruments' recorded values approximate current values.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

INVESTMENTS

        The Company accounts for its investments in debt securities under Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

INVENTORY

        Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:


                                                             DECEMBER 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
                                                            (IN THOUSANDS)
Raw materials ...................................     $  1,251         $    670
Work in process .................................        4,582            1,645
Finished goods ..................................        6,257            2,076
                                                      --------         --------
                                                        12,090            4,391
Less reserve for excess and obsolete inventory ..       (4,783)          (1,686)
                                                      --------         --------
                                                      $  7,307         $  2,705
                                                      ========         ========


PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line method over the assets' estimated useful lives ranging from two to seven years. Property and equipment are comprised of the following:


                                                            DECEMBER 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
                                                            (IN THOUSANDS)
Leasehold improvements ...........................    $    648         $    296
Office furniture and equipment ...................       3,258            1,510
Machinery and equipment ..........................       8,228            1,509
Computer software and equipment ..................      21,318            9,817
Construction in progress .........................       5,330               --
                                                      --------         --------
                                                        38,782           13,132
Less accumulated depreciation and amortization ...     (10,496)          (4,683)
                                                      --------         --------
                                                      $ 28,286         $  8,449
                                                      ========         ========


LONG-LIVED ASSETS

        Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 had no impact on the consolidated financial statements of the Company.

INCOME TAXES

        The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation.

EARNINGS PER SHARE

        In 1997, the FASB issued Statement No. 128, Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998.

        The following table sets forth the computation of earnings (loss) per share:


                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                            1998             1997             1996
                                                          --------         --------         --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator: net income (loss) ..........................   $ 36,398         $ (1,173)        $  3,016
                                                          ========         ========         ========
Denominator:
  Weighted-average shares outstanding .................     82,001           60,426           57,680
  Less: nonvested common shares outstanding ...........     (5,776)          (7,523)          (7,801)
                                                          --------         --------         --------
Denominator for basic earnings (loss) per common
  share ...............................................     76,225           52,903           49,879
Effect of dilutive securities:
  Nonvested common shares .............................      3,578               --            3,702
  Stock options .......................................      9,627               --              390
  Convertible Preferred Stock .........................      4,227               --           12,316
  Warrants ............................................          7               --               --
                                                          --------         --------         --------
Denominator for diluted earnings (loss) per common
  share ...............................................     93,664           52,903           66,287
                                                          ========         ========         ========
  Basic earnings (loss) per share .....................   $    .48         $   (.02)        $    .06
                                                          ========         ========         ========
  Diluted earnings (loss) per share ...................   $    .39         $   (.02)        $    .05
                                                          ========         ========         ========


RESEARCH AND DEVELOPMENT EXPENDITURES

        Research and development expenditures are expensed in the period incurred.

WARRANTY

        The Company provides a one-year warranty on all products and records a related provision for estimated warranty costs at the date of sale. The estimated warranty liability at December 31, 1998 and 1997 was $2.0 million and $150,000, respectively.

COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 1998, 1997 and 1996, the Company did not have any components of comprehensive income as defined in Statement No. 130.

SEGMENTS OF A BUSINESS ENTERPRISE

        Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 superseded Statement No. 14, Financial Reporting for

Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect the consolidated results of operations or financial position of the Company.

STATEMENT OF CASH FLOWS

        For purposes of the statement of cash flows, the Company considers investment securities with original maturities of ninety days or less to be cash equivalents.

        The following table sets forth certain non-cash transactions excluded from the statements of cash flows:


                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                     1998          1997          1996
                                                    ------        ------        ------
                                                               (IN THOUSANDS)
Purchase of equipment through capital leases ...    $   --        $   58        $  231
Notes receivable from employees issued in
  connection with exercise of stock options ....       191         2,614           416


RECLASSIFICATIONS

        Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

2. INVESTMENTS

        At December 31, 1998, all of the Company's investments were in commercial paper and state, municipal and county government bonds, and were classified as held-to-maturity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of held-to-maturity securities by balance sheet caption at December 31, 1998 is as follows:


                                                 GROSS           GROSS
                                AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                  COST           GAINS           LOSSES           VALUE
                                --------       ----------       ----------       --------
                                                    (IN THOUSANDS)
Cash equivalents ...........    $ 35,934        $      1        $     (4)        $ 35,931
Short-term investments .....      34,344              39              (4)          34,379
Long-term investments ......      42,826             292              --           43,118
                                --------        --------        --------         --------
Securities classified as
  held-to-maturity .........    $113,104        $    332        $     (8)        $113,428
                                ========        ========        ========         ========


        Scheduled maturities of held-to-maturity investments at December 31, 1998 are as follows:

                                        AMORTIZED        FAIR
                                          COST           VALUE
                                        --------        --------
                                             (IN THOUSANDS)
Debt securities maturing within:
  One year ...........................  $ 70,278        $ 70,310
  Two years ..........................    42,826          43,118
                                        --------        --------
                                        $113,104        $113,428
                                        ========        ========


3. INCOME TAXES

        A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate follows:


                                                                  YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                           1998             1997             1996
                                                         --------         --------         --------
                                                                        (IN THOUSANDS)
Statutory federal provision (benefit) for income
taxes ..............................................     $ 19,599         $   (662)        $  1,535
Increase (decrease) in taxes resulting from:
  State taxes, net of federal benefit ..............          783               40              218
  Benefit of research and development tax credits ..       (3,640)            (229)            (270)
  Foreign losses without benefit ...................        3,068               --               --
  Tax exempt interest ..............................         (458)              --               --
  Other ............................................          247               76               16
                                                         --------         --------         --------
Total provision (benefit) for income taxes .........     $ 19,599         $   (775)        $  1,499
                                                         ========         ========         ========


        The federal and state income tax provision (benefit) is summarized as follows:


                         YEARS ENDED DECEMBER 31,
                 ------------------------------------------
                   1998             1997             1996
                 --------         --------         --------
                              (IN THOUSANDS)
Current:
  Federal ....   $ 24,826         $   (205)        $  1,578
  State ......      5,216                1              337
                 --------         --------         --------
                   30,042             (204)           1,915
Deferred:
  Federal ....     (7,800)            (631)            (409)
  State ......     (2,643)              60               (7)
                 --------         --------         --------
                  (10,443)            (571)            (416)
                 --------         --------         --------
                 $ 19,599         $   (775)        $  1,499
                 ========         ========         ========


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:


                                                                  DECEMBER 31,
                                                           -------------------------
                                                              1998            1997
                                                           --------         --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Book depreciation in excess of tax depreciation ....     $  1,376         $     60
  Research and development tax credit carryforwards ..        3,710              141
  Reserves and accruals not currently deductible
     for tax purposes ................................        6,216            1,208
  California manufacturer's investment credit
     carryforward ....................................          479               --
  Other ..............................................           85               14
  Valuation allowance ................................         (333)            (333)
                                                           --------         --------
Net deferred tax assets ..............................     $ 11,533         $  1,090
                                                           ========         ========

        At December 31, 1998, the Company had federal and state research and experimentation credit carryforwards of $2,288,000 and $1,422,000, respectively, which begin to expire in 2012. Additionally, at December 31, 1998, the Company had a California manufacturer's investment credit carryforward of $479,000, which expires in 2006.

4. LONG-TERM DEBT

        In March 1995, the Company entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB") which, as amended in June 1997, provided for a $3.0 million term loan and a $3.0 million revolving credit facility. A $500,000 letter of credit facility was also included in the agreement provided that sufficient credit was available under the other two facilities. During 1997, the full amount of the $3.0 million term loan facility was utilized at an interest rate of SVB's prime rate as announced from time to time plus .5%. At December 31, 1997, $2.5 million was outstanding under the term loan facility. During 1998, the Company repaid all outstanding indebtedness under this facility. The Loan and Security Agreement expired on April 5, 1998.

        The following is a summary of the Company's long-term debt and other loans at:


                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   -------         -------
                                                                        (IN THOUSANDS)
Silicon Valley Bank term loan collateralized by
  substantially all of the Company's assets,
  payable in varying monthly installments at a rate of 9.3%        $    --         $ 2,500
Capitalized lease obligations payable in varying
  monthly installments at rates from 10.4% to 22.3% .......             95             193
                                                                   -------         -------
                                                                        --           2,693
Less current portion of long-term debt ....................            (95)         (1,098)
                                                                   -------         -------
                                                                   $    --         $ 1,595
                                                                   =======         =======


        Interest expense for the years ended December 31, 1998, 1997 and 1996 was $84,000, $171,000, and $26,000, respectively.

5.      COMMITMENTS

        The Company leases its facilities and certain computer software and equipment under operating lease agreements expiring through 2005. Future minimum payments under noncancelable operating leases with initial terms of one year or more are as follows: $9.2 million in 1999; $12.6 million in 2000; $9.1 million in 2001; $6.9 million in 2002; $6.0 million in 2003; and $5.9 million thereafter.

        The Company had commitments totaling approximately $3.5 million as of December 31, 1998 for the purchase of workstation hardware and software and for information systems infrastructure.

        Rent expense for the years ended December 31, 1998, 1997 and 1996 aggregated $1.8 million, $739,000 and $325,000, respectively.

6.      SHAREHOLDERS' EQUITY

COMMON STOCK

        In February 1998, the Board of Directors approved the amendment and restatement of the articles of incorporation to authorize 200,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock. Effective with the amendment, all outstanding Common Stock was converted into Class B Common Stock and all outstanding stock options became exercisable for shares of Class B Common Stock. The shares of Class A and Class B Common Stock are substantially identical, except that holders of Class A Common Stock are entitled to one vote for each share held, and holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of the shareholders. In addition, holders of Class B Common Stock are entitled to vote separately on the proposed issuance of additional shares of Class B

Common Stock. The Class A Common Stock and Class B Common Stock are sometimes collectively referred to herein as the "Common Stock."

STOCK SPLIT

        In February 1998, the Board of Directors approved a 3-for-2 stock split, effective March 9, 1998, of the Company's Common Stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the stock split.

SALE OF SHARES TO CISCO SYSTEMS, INC.

        On February 3, 1998, Cisco Systems, Inc. ("Cisco Systems") exercised its option to purchase 1,000,000 shares of Class A Common Stock upon consummation of the Company's initial public offering at a price per share equal to the initial public offering price, net of underwriting discounts and commissions. Such option was granted to Cisco Systems in connection with the Development and License Agreement entered into between the Company and Cisco Systems effective in September 1996, as amended on February 3, 1998.

INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERING

        In April 1998, the Company completed its initial public offering (the "Offering") of 8,050,000 shares of its Class A Common Stock. Of these shares, the Company sold 6,240,000 shares (including 710,000 shares issued in connection with the exercise of the underwriters' over-allotment option) and selling shareholders sold 1,810,000 shares (including 340,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price of $12.00 per share. In addition, the Company sold 1,000,000 shares of Class A Common Stock to Cisco Systems, in a concurrent registered offering that was not underwritten, at a price of $11.16 per share. The Company received aggregate net proceeds from the Offering and the sale of shares to Cisco Systems of approximately $79.2 million in cash (net of underwriting discounts and commissions and offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 16,907,034 shares of Class B Common Stock.

        In October 1998, the Company completed a follow-on public offering (the "Follow-On Offering"). Of the 6,900,000 shares of Class A Common Stock offered, the Company sold 940,000 shares and selling shareholders sold 5,960,000 shares, at a price of $34.50 per share. The Company received net aggregate proceeds of approximately $30.5 million after deducting underwriting discounts and commissions and offering costs.

CONVERTIBLE PREFERRED STOCK

        Preferred Stock consisted of the following at December 31, 1997:


                       SHARES          SHARES ISSUED      LIQUIDATION
SERIES               AUTHORIZED       AND OUTSTANDING     PREFERENCE
                    -----------       ---------------     -----------
A .............         500,000            500,000        $ 1,000,000
B .............         600,000            600,000          1,200,000
C .............         500,000            500,000          1,000,000
D .............         500,000            467,839          2,807,034
E .............       1,800,000          1,500,000         22,725,000
Undesignated ..       6,100,000                 --                 --
                    -----------        -----------        -----------
                     10,000,000          3,567,839        $28,732,034
                    ===========        ===========        ===========


        Each share of Series A, B, C and D Preferred Stock is convertible into six shares of Class B Common Stock. Each share of Series E Preferred Stock is convertible into three shares of Class B Common Stock. Such shares may be converted at any time at the option of the holder and automatically convert into Class B Common Stock in the event of an underwritten public offering of the Company's Common Stock as long as the value of the Company for purposes of the public offering is not less than $45,000,000.

        Holders of the Company's Series A, B, C, D and E Preferred Stock are entitled to noncumulative annual dividends of $0.20 per share in preference to holders of Common Stock when declared by the Board of Directors.

No such cash dividends have been declared since the inception of the Company.

        In the event of the liquidation of the Company, holders of Series A, B, C, D and E Preferred Stock are entitled to receive an amount per share equal to the original issuance price plus declared and unpaid dividends, prior and in preference to any distribution of assets to holders of Common Stock.

        The holders of Series A, B, C, D and E Preferred Stock have the right to purchase additional shares of stock in order to maintain their ownership percentage in the event of certain future sales of stock by the Company.

        Holders of Series A, B, C, D and E Preferred Stock are entitled to the same number of votes per share on any and all matters submitted to a shareholder vote as the Class B Common Stock into which the Preferred Stock is convertible.

        Upon consummation of the initial public offering in April 1998, each share of Series A, B, C and D Preferred Stock was converted into six shares of Class B Common Stock, and each share of Series E Preferred Stock was converted into three shares of Class B Common Stock.

ISSUANCE OF WARRANTS

        In April 1998, the Company issued a Class A Common Stock Purchase Warrant (the "Warrant") to Brobeck, Phleger & Harrison LLP, counsel to the Company, to purchase up to 20,000 shares of the Company's Class A Common Stock at an exercise price of $12.00 per share. The Warrant is exercisable from April 30, 1999 to April 30, 2000. The Warrant was issued in a transaction exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

1998 EMPLOYEE STOCK PURCHASE PLAN

        The 1998 Employee Stock Purchase Plan (the "Purchase Plan"), adopted on February 3, 1998, allows employees to designate up to 15% of their total compensation to purchase shares of the Company's Class A Common Stock at 85% of fair market value (calculated in the manner provided in the Purchase Plan). 1,500,000 shares of Class A Common Stock have been reserved for issuance under the Purchase Plan. In 1998, 169,128 shares were purchased at a price of $10.20 per share.

1994 STOCK OPTION PLAN

        Under the Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), the Board of Directors or a Committee consisting of two or more members of its Board of Directors is authorized to grant options to purchase the Company's Class B Common Stock to its employees, members of the Board of Directors and certain consultants. Incentive options may be granted at an exercise price equal to or greater than 100% of the fair market value of the underlying Class B Common Stock at the date of grant, and non-qualified options may be granted at an exercise price equal to or greater than 85% of the fair market value of the underlying Class B Common Stock on the date of grant.

        The options are exercisable immediately upon issuance and generally have a term of ten years. The Company reserves the right to repurchase all unvested shares held by the participant upon the participant's termination at the original purchase price. Fully vested options not purchased by the participant within three months after termination are cancelled and returned to the plan. The Board of Directors or the Committee determines the vesting schedule at the time of issuance. Stock options generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. Until the Company's initial public offering in April 1998, the Company had the right of first refusal to purchase any shares of Common Stock issued under the 1994 Plan.

        At the discretion of the Board of Directors or the Committee, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. During 1998, 1997 and 1996, the Company loaned $191,000, $2,614,00 and $416,000, respectively, to employees for the exercise of options. These notes are full-recourse, are secured by the shares of stock, are interest bearing with rates ranging from 5.6% to 6.5%, are due between three and five years from the exercise date and must be ratably repaid upon sale of the underlying shares of stock.

        During 1997 and 1996, the Company's Board of Directors approved increases in the number of shares of Class B Common Stock reserved and available for issuance under the 1994 Plan of 19,200,000 shares and 9,000,000 shares, respectively. A total of 39,000,000 shares of Class B Common Stock was available for issuance at December 31, 1998 and 1997. In April 1998, all amounts reserved for issuance under the 1994 Plan were assumed by the 1998 Plan. As of December 31, 1998, no shares were available for grant under the 1994 Plan.

1998 STOCK INCENTIVE PLAN

        The Company's 1998 Stock Incentive Plan (the "1998 Plan"), which became effective on April 8, 1998 (the "Plan Effective Date"), is intended to serve as the successor equity incentive program to the Company's 1994 Plan and the Company's 1998 Special Stock Option Plan (the "Special Plan"). The Special Plan was adopted to permit options to be granted with terms permitted by the 1998 Plan prior to the 1998 Plan becoming effective. A total of 4,000,000 shares of Class B Common Stock were authorized for issuance under the Special Plan. A total of 31,896,878 shares of Common Stock have been authorized for issuance under the 1998 Plan. Such share reserve consists of (i) the number of shares which remain available for issuance under the 1994 Plan and the Special Plan on the Plan Effective Date, including the shares subject to outstanding options, and (ii) an additional increase of 6,000,000 shares of Class A Common Stock. Any unvested shares of Class B Common Stock issued under the 1994 Plan or the Special Plan repurchased by the Company after the Plan Effective Date will be added to the reserve of Class A Common Stock available for issuance under the 1998 Plan. In addition, the number of shares of Class A Common Stock reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 1999. The increase will be equal to 3% of the total number of shares of Class A Common Stock outstanding on the last trading day of the immediately preceding calendar year.

        In April 1998, outstanding options under the 1994 Plan and the Special Plan were incorporated into the 1998 Plan, and no further option grants may be made under the 1994 Plan or the Special Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options.

        Activity under the 1994 Plan, the Special Plan and the 1998 Plan during 1998, 1997 and 1996 is set forth below:


                                                                        OPTIONS OUTSTANDING
                                                        --------------------------------------------------
                                                                                                  WEIGHTED-
                                       SHARES                                                     AVERAGE
                                     AVAILABLE           NUMBER OF              PRICE             EXERCISE
                                     FOR GRANT            SHARES              PER SHARE             PRICE
                                    -----------         -----------         -------------        ----------
Balance at December 31, 1995            405,000             195,000         $         .03        $      .03
  Additional shares reserved          9,000,000                  --                    --                --
  Options granted ..........         (6,538,500)          6,538,500            .03-   .57               .37
  Options exercised ........                 --          (2,628,600)           .03-   .57               .26
                                    -----------         -----------         -------------        ----------
Balance at December 31, 1996          2,866,500           4,104,900            .03-   .57               .42
  Additional shares reserved         19,200,000                  --                    --                --
  Options granted ..........        (10,660,800)         10,660,800            .57-  4.00              1.26
  Options canceled .........             22,122             (22,122)           .25-   .57               .39
  Options exercised ........                 --          (3,940,714)           .03-  4.00               .94
                                    -----------         -----------         -------------        ----------
Balance at December 31, 1997         11,427,822          10,802,864            .03-  4.00              1.06
  Additional shares reserved         10,000,000                  --                    --                --
  Options granted ..........        (13,894,350)         13,894,350           5.00- 60.38             22.67
  Options canceled .........            793,150            (793,150)           .57- 24.50              3.70
  Options repurchased ......              6,000                  --                    --                --
  Options exercised ........                 --          (1,810,516)           .03- 31.06              1.30
                                    -----------         -----------         -------------        ----------
Balance at December 31, 1998          8,332,622          22,093,548          $ .03-$60.38        $    14.54
                                    ===========         ===========         =============        ==========

        The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1998 were as follows:


                                          OUTSTANDING
                          -------------------------------------------------
                                        WEIGHTED AVERAGE                           EXERCISABLE
                           NUMBER OF        REMAINING                        --------------------------------
   RANGE OF                 SHARES      CONTRACTUAL LIFE   WEIGHTED AVERAGE    SHARES        WEIGHTED AVERAGE
EXERCISE PRICES          OUTSTANDING        (YEARS)         EXERCISE PRICE   EXERCISABLE      EXERCISE PRICE
---------------          -----------    ----------------   ----------------  -----------     ----------------
$   .03 to $   .62        6,000,642            8.14           $      .54      5,742,642        $      .54
$  1.50 to $  5.00        7,986,522            9.08           $     4.06      3,463,739        $     2.85
$ 12.00 to $ 40.91        6,997,384            9.70           $    33.22        251,922        $    12.78
$ 41.47 to $ 60.38        1,109,000            9.91           $    47.80             --                --


        Additional information relating to the 1994 Plan, the Special Plan and the 1998 Plan is as follows at December 31:


                                                        1998              1997              1996
                                                     ----------        ----------        ----------
Nonvested common shares subject to repurchase ....    3,997,314         7,522,446         7,801,180
Weighted average repurchase price ................   $      .76        $      .52        $      .11
Unvested options outstanding .....................   20,443,320         9,922,435         3,985,178
Total reserved Common Stock shares for
  stock option plans .............................   30,426,170        22,230,686         6,971,400


        The Company recorded approximately $5.4 million and $1.2 million of net deferred compensation in the years ended December 31, 1998 and 1997, respectively, for the difference between the exercise price of certain of the Company's stock options granted under the 1994 Plan and the deemed fair market value of the underlying Class B Common Stock. Such amounts have been presented as a reduction to shareholders' equity and are being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $1.3 million and $66,000 of deferred compensation in 1998 and 1997, respectively. The remaining balance of total deferred compensation will be amortized at a rate of approximately $406,000 (pre-tax) per quarter through September 2001 and approximately $338,000 (pre-tax) for the quarters ending December 31, 2001 and March 31, 2002.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION PLANS

        Pro forma information regarding results of operations and net income
(loss) per share is required by Statement No. 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under Statement No. 123.

        The value of the Company's stock-based awards granted to employees prior to the Company's initial public offering in April 1998 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted in 1998 subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with Statement No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

        The fair value of the Company's stock-based awards granted to employees prior to the initial public offering was estimated assuming no expected dividends, a weighted average expected life of 3.5 years, a weighted average risk-free interest rate of 6.0% and no expected volatility. The fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of 1.5 years from vest date, a weighted average risk-free interest rate of 5.0% and an expected volatility of .74. The fair value of employee stock purchase rights was estimated assuming no expected dividends, a weighted average expected life of 15 months, a weighted average risk-free interest rate of 5.0% and an expected volatility of .74.

        The weighted-average fair value of options granted during 1998, 1997 and 1996 were $13.15, $.37, $.06, respectively. The weighted-average fair value of employee stock purchase rights granted in 1998 was $6.15. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying Statement No. 123 to the Company's stock-based awards to employees would approximate the following:


                                                    YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------
                                            1998              1997             1996
                                         ----------        ----------        ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
   As reported .....................     $   36,398        $   (1,173)       $    3,016
   Pro forma .......................         19,248            (1,755)            2,947
Basic earnings (loss) per share
   As reported .....................     $      .48        $     (.02)       $      .06
   Pro forma .......................            .25              (.03)              .06
Diluted earnings (loss) per share
   As reported .....................     $      .39        $     (.02)       $      .05
   Pro forma .......................            .21              (.03)              .04


7.      EMPLOYEE BENEFIT PLANS

        The Company sponsors a defined contribution 401(k) Savings and Investment Plan, which was established in 1996, covering substantially all of the Company's employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. The Company made no contributions to this plan in 1998, 1997 and 1996.

8.      LITIGATION

        In December 1996, Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleges that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringe one of STI's patents (the " '352 Patent"). STI is seeking an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company has filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and has asserted a counterclaim requesting declaratory relief that the Company is not infringing the '352 Patent and that the '352 Patent is invalid and unenforceable. The Company believes that it has strong defenses to STI's claims on invalidity, noninfringement and inequitable conduct grounds. The Company and STI are currently conducting discovery in this case. On June 10, 1998 and July 21, 1998, the Court issued orders interpreting the claims of the '352 patent. The Court has scheduled trial for May 1999. Although the Company believes that it has strong defenses, a finding of infringement by the Company in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, substantial product redesign expenses (assuming that a non-infringing design is feasible and economic) and associated time-to-market delays, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

        In April 1997, Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserts claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint seeks to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. The

Company has asserted and believes that Sarnoff's claims are without merit. The Company has filed an answer and is vigorously defending itself in this action. In May 1997, the Court denied Sarnoff's request for a temporary restraining order. In June 1998, the Court denied the Company's motion for summary judgment. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon Broadcom's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. The Court has yet to rule on these remaining claims, and has asked the parties to submit proposed findings of fact and conclusions of law no later than March 29, 1999. On February 15, 1999 Sarnoff filed a motion for interlocutory review with the New Jersey Superior Court, Appellate Division, seeking leave to appeal the Court's February 2 order. Sarnoff may further appeal both the trial court's February 2 order and any subsequent rulings as a matter of right following the entry of final judgment in this matter.

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

        In March 1998, Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. These claims relate to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase all 26,000 shares of Series D Preferred Stock at the original price paid per share in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned from the Company in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleges that the repurchase right should not be enforceable under several legal theories and seeks unspecified damages and declaratory relief. If Mr. Davis is successful in his claim, he may be entitled to receive the shares of Class B Common Stock described above and may be entitled to certain other rights as a holder of Series D Preferred Stock, including without limitation the right to acquire certain shares of the Company's Series E Preferred Stock (or the shares of Class B Common Stock into which such shares of Series E Preferred Stock would have converted upon consummation of the initial public offering). In the alternative, Mr. Davis may be entitled to unspecified damages and punitive damages should he prevail. This case is currently in discovery. In April 1998, the Company filed an answer and affirmative defenses to Mr. Davis' complaint, denying the allegations in Mr. Davis' complaint. The Company has also asserted counterclaims against Mr. Davis for fraud and breach of fiduciary duty and is seeking to recover compensatory and punitive damages, in addition to other relief. The Company has reached a tentative settlement with Mr. Davis in this matter, although no formal agreement has yet been finalized. The terms of the tentative settlement are confidential but would not have a material effect on the Company's business, results of operations, financial condition or equity. There can be no assurance that a final settlement of this matter will be attained in a timely manner, if at all, or on the terms of the tentative settlement.

        The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

        The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial position, the results of litigation are inherently uncertain, and such outcome is at least reasonably possible. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

9.      SEGMENT, SIGNIFICANT CUSTOMER AND SUPPLIER INFORMATION

        The Company operates in one industry segment, broadband communications. During 1998, 1997 and 1996, the Company had a total of three customers whose revenue represented a significant portion of total revenue in certain or all years. Revenue from one customer represented approximately 37.9% in 1998, 31.9% in 1997 and 28.0% in 1996 of total revenue for the respective year. Revenue from a second customer was approximately 28.5% in 1998, 14.6% in 1997 and 15.2% in 1996 of total revenue for the respective year. Revenue from a third customer accounted for approximately 16.1% of total revenue in 1996.

        No other customer represented more than 10% of the Company's annual revenue.

        Export revenue to all foreign customers as a percent of total revenue was as follows:


                               YEARS ENDED DECEMBER 31,
                          ------------------------------------
                           1998           1997           1996
                          ------         ------         ------
Europe .........             3.7%           5.2%           6.1%
Asia ...........             7.3            6.7            2.9
Other ..........             4.8            3.5            3.5
                          ------         ------         ------
                            15.8%          15.4%          12.5%
                          ======         ======         ======


        The Company does not own or operate a fabrication facility. Two outside foundries in Asia currently supply substantially all of the Company's semiconductor device requirements. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company's products. In addition, substantially all of the Company's products are assembled and tested by one of two third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities, and the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

10.     RELATED PARTY TRANSACTIONS

ISSUANCE OF COMMON STOCK

        Pursuant to an agreement dated as of October 31, 1997, the Company issued and sold an aggregate of 450,000 shares of Class B Common Stock to Irell & Manella LLP for an aggregate purchase price of $1.1 million. Werner F. Wolfen, a director of the Company, served until December 31, 1998 as a Senior Partner of Irell & Manella LLP, which firm represents the Company in various legal matters.

ENGAGEMENT AGREEMENT WITH IRELL & MANELLA LLP

        Irell & Manella LLP has represented and continues to represent the Company in various legal matters pursuant to an engagement agreement dated as of January 1, 1997, and amended as of January 1, 1998. Under the engagement agreement, the Company has agreed to pay Irell & Manella LLP a fixed fee plus costs for the firm's legal services rendered from and after January 1, 1998 with respect to certain litigation matters. Irell & Manella LLP has agreed to render legal services to the Company on most other matters at reduced rates from the firm's standard rates for the two-year period commencing January 1, 1998. During 1998, 1997 and 1996, the Company paid approximately $2.9 million, $1.2 million and $19,000, respectively, to Irell & Manella LLP for legal services rendered by that firm. At December 31, 1998, approximately $376,000 was due to Irell & Manella LLP.

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data is as follows (in thousands, except per share data):


                                                                                DILUTED
                                                              NET               EARNINGS
                         TOTAL              GROSS            INCOME              (LOSS)
                        REVENUE            PROFIT            (LOSS)             PER SHARE
                        --------          --------          --------           -----------
1998
First Quarter           $ 35,344          $ 21,512          $  7,663           $       .09
Second Quarter            45,168            24,788             7,716                   .08
Third Quarter             52,485            28,827             8,177                   .08
Fourth Quarter            70,098            40,546            12,842                   .13

1997
First Quarter           $  5,031          $  2,497          $   (763)          $      (.01)
Second Quarter             5,395             3,119            (1,078)                 (.02)
Third Quarter              9,255             5,208            (1,804)                 (.03)
Fourth Quarter            17,274            11,205             2,472                   .03


12.     SUBSEQUENT EVENTS

ACQUISITION

        On January 25, 1999, the Company signed a definitive agreement to acquire Maverick Networks ("Maverick"). Maverick develops highly integrated silicon for multi-layer switching equipment in enterprise networks. Under the terms of the agreement, the Company will issue 1,728,400 shares of its Class B Common Stock in exchange for all shares of Maverick Networks Preferred Stock and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The merger transaction is currently expected to close in May 1999 and be accounted for as a pooling-of-interests. The Boards of Directors of both companies have approved the agreement. The Company's historical consolidated financial statements presented after the closing of the transaction will be restated to include the financial position and results of operations of Maverick.

STOCK SPLIT

        On January 24, 1999, the Board of Directors approved a 2-for-1 split of the Company's Common Stock, to be effected in the form of a 100% stock dividend. Holders of the Company's Class A Common Stock received one additional share of Class A Common Stock for every share held on the record date of February 5, 1999. The additional shares were distributed on February 17, 1999. A comparable stock dividend was distributed to holders of the Company's Class B Common Stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following Exhibits are attached hereto and incorporated herein by reference.


             EXHIBIT
              NUMBER                              DESCRIPTION
              ------                              -----------
               2.1            Strategic Alliance Agreement and Plan of Merger by
                              and between Broadcom Corporation, Mavnet
                              Acquisition Corp. and Maverick Networks

               3.1* Amended and Restated Articles of Incorporation of the Registrant.

               3.2*           Bylaws of the Registrant.

               10.1*          Form of Indemnification Agreement for the
                              Directors and Officers of the Registrant.

               10.3* 1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.

               10.4***        1998 Stock Incentive Plan, together with forms of
                              Stock Option Agreements, Notice of Grant, Stock
                              Issuance Agreement, Stock Purchase Agreement and related Addenda.

               10.5****       1998 Employee Stock Purchase Plan, form of ESPP
                              Stock Purchase Agreement and Enrollment/Change
                              Form.

               10.6* Loan and Security Agreement dated March 23, 1995 between the Registrant and Silicon Valley Bank, as amended.

               10.7* Standard Form Office Lease dated April 30, 1995 between the Registrant and Laguna Canyon, Inc., as amended.

               10.8+*         Development, Supply and License Agreement dated
                              September 29, 1997 between the Registrant and
                              General Instrument Corporation, formerly known as NextLevel Systems, Inc.

               10.9* Stock Purchase Agreement dated February 3, 1998 between the Registrant and Cisco Systems, Inc.

               10.10*         Registration Rights Agreement dated February 26,
                              1996 among the Registrant and certain of its shareholders, as amended.

               10.11* Industrial Lease dated February 16, 1998 between the Registrant and Irvine Technology Partners.

               10.12* 1994 Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock
                              Purchase Agreement.

               10.13* Stock Purchase Agreement dated October 31, 1997 between the Registrant and Irell & Manella LLP.

               10.14+* Engagement Agreement dated January 1, 1997, as amended, between the Registrant and Irell &
                              Manella LLP.

               10.15**        Industrial Lease (Single Tenant; Net) dated August
                              7, 1998 between the Registrant and The Irvine
                              Company.

               11.1           Statement Regarding Computation of Earnings Per
                              Share (contained in Note 1 of Notes to
                              Consolidated Financial Statements).

               23.1           Consent of Independent Auditors.

               27.1           Financial Data Schedule.


----------

        * Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

        ** Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-65117).

        *** Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

        **** Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

        + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.

        FINANCIAL STATEMENT SCHEDULES

                (1) Report of Independent Auditors on Financial              S-1
                Statement Schedule

                (2) Schedule II -- Valuation and Qualifying Accounts         S-2

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 30, 1999.


                                    BROADCOM CORPORATION


                                    By:     /s/ Henry T. Nicholas III
                                       ---------------------------------------
                                       Henry T. Nicholas III, Ph.D.
                                       President, Chief Executive Officer
                                       and Co-Chairman

                                POWER OF ATTORNEY

        We, the undersigned officers and directors of Broadcom Corporation, do hereby constitute and appoint Henry T. Nicholas III, Ph.D., and William J. Ruehle, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


           Signature                                     Title                            Date
           ---------                                     -----                            ----
/s/ Henry T. Nicholas III              President, Chief Executive Officer and Co-     March 30, 1999
-------------------------------        Chairman (principal executive officer)
Henry T. Nicholas III, Ph.D.

/s/ Henry Samueli                      Vice President of Research & Development,      March 30, 1999
-------------------------------        Chief Technical Officer  and Co-Chairman
Henry Samueli, Ph.D.

/s/ Myron S. Eichen                    Director                                       March 30, 1999
-------------------------------
Myron S. Eichen

/s/ Alan E. Ross                       Director                                       March 30, 1999
-------------------------------
Alan E. Ross

/s/ Werner F. Wolfen                   Director                                       March 30, 1999
-------------------------------
Werner F. Wolfen

/s/ William J. Ruehle                  Vice President and Chief Financial Officer     March 30, 1999
-------------------------------        (principal accounting officer)
William J. Ruehle

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Shareholders
Broadcom Corporation

        We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                            /s/ Ernst & Young LLP

Orange County, California
January 26, 1999

          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                              BROADCOM CORPORATION
                                 (IN THOUSANDS)


                                                 BALANCE AT       CHARGED TO      CHARGED TO                      BALANCE AT
                                                BEGINNING OF       COSTS AND        OTHER                          END OF
DESCRIPTION                                        PERIOD          EXPENSES        ACCOUNTS      DEDUCTIONS        PERIOD
-----------                                     ------------      ----------      ----------     ----------       ----------
Year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts and
     sales returns ..........................     $   721          $ 7,817          $   --        $ 3,477          $ 5,061
     Reserve for excess and obsolete
     inventory ..............................       1,686            4,154              --          1,057            4,783
     Reserve for warranty ...................         150            1,872              --             --            2,022
                                                  -------          -------          ------        -------          -------
          Total .............................     $ 2,557          $13,843          $   --        $ 4,534          $11,866
                                                  =======          =======          ======        =======          =======
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts and
     sales returns ..........................     $   147          $   574          $   --        $    --          $   721
     Reserve for excess and obsolete
     inventory ..............................         749            1,028              --             91            1,686
     Reserve for warranty ...................          --              150              --             --              150
                                                  -------          -------          ------        -------          -------
          Total .............................     $   896          $ 1,752          $   --        $    91          $ 2,557
                                                  =======          =======          ======        =======          =======
Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts and
     sales returns ..........................     $   162          $   213          $   --        $   228          $   147
     Reserve for excess and obsolete
     inventory ..............................          55            1,055              --            361              749
                                                  -------          -------          ------        -------          -------
          Total .............................     $   217          $ 1,268          $   --        $   589          $   896
                                                  =======          =======          ======        =======          =======

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
2.1            Strategic Alliance Agreement and Plan of Merger by and between
               Broadcom Corporation, Mavnet Acquisition Corp. and Maverick
               Networks

3.1*           Amended and Restated Articles of Incorporation of the Registrant.

3.2*           Bylaws of the Registrant.

10.1* Form of Indemnification Agreement for the Directors and Officers of the Registrant.

10.3* 1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.

10.4***        1998 Stock Incentive Plan, together with forms of Stock Option
               Agreements, Notice of Grant, Stock Issuance Agreement, Stock
               Purchase Agreement and related Addenda.

10.5****       1998 Employee Stock Purchase Plan, form of ESPP Stock Purchase
               Agreement and Enrollment/Change Form.

10.6*          Loan and Security Agreement dated March 23, 1995 between the
               Registrant and Silicon Valley Bank, as amended.

10.7*          Standard Form Office Lease dated April 30, 1995 between the
               Registrant and Laguna Canyon, Inc., as amended.

10.8+*         Development, Supply and License Agreement dated September 29,
               1997 between the Registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.

10.9*          Stock Purchase Agreement dated February 3, 1998 between the
               Registrant and Cisco Systems, Inc.

10.10*         Registration Rights Agreement dated February 26, 1996 among the
               Registrant and certain of its shareholders, as amended.

10.11* Industrial Lease dated February 16, 1998 between the Registrant and Irvine Technology Partners.

10.12*         1994 Special Stock Option Plan, together with form of Stock
               Option Agreement and form of Stock Purchase Agreement.

10.13*         Stock Purchase Agreement dated October 31, 1997 between the
               Registrant and Irell & Manella LLP.

10.14+* Engagement Agreement dated January 1, 1997, as amended, between the Registrant and Irell & Manella LLP.

10.15** Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the Registrant and The Irvine Company.

11.1 Statement Regarding Computation of Earnings Per Share (contained in Note 1 of Notes to Consolidated Financial Statements).

23.1           Consent of Independent Auditors.

27.1           Financial Data Schedule.

----------

        * Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

        ** Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-65117).

        *** Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

        **** Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

        + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.