Form 10-Q
period 1999-03-31
BROADCOM CORP
filed 1999-05-17
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended      MARCH 31, 1999
                                      --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.


     Commission file number:  000-23993


                              BROADCOM CORPORATION
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                        33-0480482
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                               16215 ALTON PARKWAY
                          IRVINE, CALIFORNIA 92618-3616
              (Address of principal executive offices and zip code)


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

The number of shares of the registrant's Common Stock, $0.0001 par value, outstanding as of May 14, 1999: 38,684,344 shares of Class A Common Stock and 53,771,217 shares of Class B Common Stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON

                                    FORM 10-Q

                               THREE MONTHS ENDED

                                 MARCH 31, 1999



                                      INDEX

                                                                             Page
                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 1999
           (unaudited) and December 31, 1998                                  1

           Unaudited Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998                         2

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and 1998                 3

           Notes to Unaudited Condensed Consolidated Financial Statements     4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        31


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 32

Item 2.    Changes in Securities and Use of Proceeds                         34

Item 3.    Defaults Upon Senior Securities                                   34

Item 4.    Submission of Matters to a Vote of Security Holders               35

Item 5.    Other Information                                                 35

Item 6.    Exhibits and Reports on Form 8-K                                  35

Signatures                                                                   36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          March 31,
                                                            1999               December 31,
                                                         (Unaudited)              1998
                                                         -----------           -----------
ASSETS
Current assets:
   Cash and cash equivalents                             $  73,456             $  62,629
   Short-term investments                                   47,345                34,344
   Accounts receivable, net                                 42,041                36,917
   Inventory                                                15,284                 7,307
   Deferred taxes                                            6,181                 6,181
   Other current assets                                      7,178                 9,917
                                                         ---------             ---------
        Total current assets                               191,485               157,295
Property and equipment, net                                 32,030                28,286
Long-term investments                                       42,124                42,826
Deferred taxes                                               5,352                 5,352
Other assets                                                11,364                 3,685
                                                         ---------             ---------
        Total assets                                     $ 282,355             $ 237,444
                                                         =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                $  28,066             $  19,586
   Wages and related benefits                                6,383                 2,606
   Accrued liabilities                                       7,331                 4,911
                                                         ---------             ---------
        Total current liabilities                           41,780                27,103
Shareholders' equity:
   Common stock                                            189,856               179,732
   Notes receivable from employees                          (2,330)               (2,743)
   Deferred compensation                                    (4,738)               (5,144)
   Retained earnings                                        57,787                38,496
                                                         ---------             ---------
        Total shareholders' equity                         240,575               210,341
                                                         ---------             ---------
        Total liabilities and shareholders' equity       $ 282,355             $ 237,444
                                                         =========             =========

                             See accompanying notes.

                              BROADCOM CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended
                                                                   March 31,
                                                          ------------------------
                                                             1999            1998
                                                          --------         -------
Revenue                                                   $ 96,320         $35,344
Cost of revenue                                             39,777          13,832
                                                          --------         -------
Gross profit                                                56,543          21,512
Operating expense:
   Research and development                                 18,301           5,952
   Selling, general and administrative                      10,198           3,989
                                                          --------         -------
        Total operating expense                             28,499           9,941
                                                          --------         -------
Income from operations                                      28,044          11,571
Interest and other income, net                               1,634             218
                                                          --------         -------
Income before income taxes                                  29,678          11,789
Provision for income taxes                                  10,387           4,126
                                                          --------         -------
Net income                                                $ 19,291         $ 7,663
                                                          ========         =======
Basic earnings per share                                  $    .22         $   .14
                                                          ========         =======
Diluted earnings per share                                $    .19         $   .09
                                                          ========         =======
Weighted average shares (basic)                             86,793          55,979
                                                          ========         =======
Weighted average shares (diluted)                          101,641          82,559
                                                          ========         =======


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1999         1998
                                                          --------       -------
OPERATING ACTIVITIES
Net income                                                $ 19,291       $ 7,663
Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                           2,418         1,222
     Amortization of deferred compensation                     406            90
     Change in operating assets and liabilities:
        Accounts receivable                                 (5,124)       (6,215)
        Inventory                                           (7,977)       (4,866)
        Income taxes                                         1,955         4,134
        Prepaid expenses and other assets                   (6,895)       (1,591)
        Accounts payable                                     8,480        11,050
        Other accrued liabilities                            6,292         1,932
                                                          --------       -------
Net cash provided by operating activities                   18,846        13,419

INVESTING ACTIVITIES
Purchases of property and equipment, net                    (6,162)       (5,693)
Purchases of investments                                   (12,299)           --
                                                          --------       -------
Net cash used in investing activities                      (18,461)       (5,693)

FINANCING ACTIVITIES
Payments on bank term loan                                      --          (250)
Payments on capital lease obligations                          (95)          (28)
Net proceeds from issuance of Common Stock                   1,296           201
Tax benefit from exercise of stock options                   8,828            --
Proceeds from repayment of notes receivable
   from employees                                              413            --
                                                          --------       -------
Net cash provided by (used in) financing activities         10,442           (77)
                                                          --------       -------
Increase in cash and cash equivalents                       10,827         7,649
Cash and cash equivalents at beginning of period            62,629        22,116
                                                          --------       -------
Cash and cash equivalents at end of period                $ 73,456       $29,765
                                                          ========       =======

Supplemental disclosure of non-cash activities:
     Notes receivable from employees in connection
        with exercise of stock options                    $     --       $   166
                                                          ========       =======

                             See accompanying notes.

                              BROADCOM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.  Basis of Presentation

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation (the "Company") at March 31, 1999 and the consolidated results of its operations and cash flows for the three months ended March 31, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Earnings Per Share

        The following table sets forth the computation of earnings per share:

                                                            Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                            1999          1998
                                                        -----------    ----------
                                                             (In thousands,
                                                          except per share data)

Numerator:  Net income                                  $    19,291    $    7,663
                                                        ===========    ==========
Denominator:
   Weighted-average shares outstanding                       90,484        63,169
   Less:  nonvested common shares outstanding                (3,691)       (7,190)
                                                        -----------    ----------
Denominator for basic earnings per common share              86,793        55,979

Effect of dilutive securities:
   Nonvested common shares                                    2,370         4,172
   Stock options                                             12,461         5,501
   Warrants                                                      17            --
   Convertible preferred stock                                   --        16,907
                                                        -----------    ----------
Denominator for diluted earnings per common share           101,641        82,559
                                                        ===========    ==========
Basic earnings per share                                $       .22    $      .14
                                                        ===========    ==========
Diluted earnings per share                              $       .19    $      .09
                                                        ===========    ==========

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 MARCH 31, 1999

3.  Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                       March 31,    December 31,
                                                         1999          1998
                                                       ---------    ------------
                                                             (In thousands)
    Raw materials                                       $ 1,765        $ 1,251
    Work in process                                       9,296          4,582
    Finished goods                                        9,650          6,257
                                                        -------        -------
                                                         20,711         12,090
    Less reserve for excess and obsolete inventory       (5,427)        (4,783)
                                                        -------        -------
                                                        $15,284        $ 7,307
                                                        =======        =======

4.  Shareholders' Equity

        On February 17, 1999, the Company effected a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock in the form of a 100% stock dividend. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

5.  Litigation

        In December 1996, Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleges that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringe one of STI's patents (the "'352 Patent"). STI is seeking an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company has filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and has asserted a counterclaim requesting declaratory relief that the Company is not infringing the '352 Patent and that the '352 Patent is invalid and unenforceable. The Company believes that it has strong defenses to STI's claims on invalidity, noninfringement and inequitable conduct grounds. On June 10, 1998 and July 21, 1998, the Court issued orders interpreting the claims of the '352 patent. Both sides have filed motions for summary judgment with respect to various causes of action and defenses in the case, and such motions are currently under consideration by the Court. Trial is scheduled to commence May 24, 1999. Although the Company believes that it has strong defenses, a finding of infringement by the Company in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market (including recalling products previously shipped to customers), lost or deferred sales, substantial product redesign expenses (assuming that a non-infringing design is feasible and economic) and associated time-to-market delays, and indemnification or other claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 MARCH 31, 1999

        In April 1997, Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997, the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon Broadcom's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999, the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Judgment on the order has not yet been entered. The Company has filed a request for payment of a portion of its attorneys' fees in the case. On February 15, 1999, Sarnoff filed a motion for interlocutory review with the New Jersey Superior Court, Appellate Division, seeking leave to appeal the Court's February 2 order. Sarnoff may further appeal that order as well as the Court's April 27 order and the judgment to be entered thereon.

        In July 1997, the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action. Now that the trial court in New Jersey has resolved the New Jersey case, the Company has petitioned the District Court to lift the stay so that litigation of the California action can go forward. If the Court grants the Company's motion for lifting of the stay, the Company plans to vigorously prosecute the California action against Sarnoff.

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 MARCH 31, 1999

        In March 1998, Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999, the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

        The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

        The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

6.  Acquisitions

        On January 25, 1999, the Company signed a definitive agreement to acquire Maverick Networks ("Maverick"). Maverick develops highly integrated silicon for multi-layer switching equipment in enterprise networks. Under the terms of the agreement, the Company will issue approximately 1,728,400 shares of its Class B Common Stock in exchange for all shares of Maverick Preferred Stock and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The merger transaction is currently expected to close in May 1999 and to be accounted for as a pooling-of-interests. The Boards of Directors of both companies have approved the agreement. The transaction is subject to the approval of Maverick's shareholders and satisfaction of regulatory requirements and other customary closing conditions.

        On April 23, 1999, the Company signed a definitive agreement to acquire Epigram, Inc. ("Epigram"). Epigram develops advanced semiconductor products for high-speed home networking. Under the terms of the agreement, the Company will issue 4.6 million shares of

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 MARCH 31, 1999

its Class B Common Stock in exchange for all shares of Epigram Preferred and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The merger transaction is currently expected to close in May or June 1999 and to be accounted for as a pooling-of-interests. The Boards of Directors of both companies have approved the agreement. The transaction is subject to the approval of Epigram's shareholders and satisfaction of regulatory requirements and other customary closing conditions.

        The Company's historical consolidated financial statements presented after the closing of these transactions will be restated to include the financial position and results of operations of the acquired companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

        This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning projected revenues, expenses and gross profit, the need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to consummate pending acquisitions and integrate these operations successfully, our ability to achieve further integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries, and the success of pending litigation. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 1998, and in our other Securities and Exchange Commission ("SEC") filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

        The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1998, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

        We are a leading developer of highly integrated silicon solutions that enable broadband digital data transmission to and throughout the home and within the business enterprise. Our products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, we have designed and developed integrated circuits for some of the most significant broadband communications markets, including cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. We recently announced our entry into the home networking market. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our total revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our total revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will continue to constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of system level reference designs.

        From time to time, our key customers have placed large orders causing quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers (including sales to their respective manufacturing subcontractors) represented approximately 81.0% of our total revenue in the three months ended March 31, 1999 and 84.4% of our total revenue in the three months ended March 31, 1998. We expect that our key customers will continue to account for a significant portion of our total revenue for 1999 and in the future.

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

For example, newly introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

        The following table sets forth certain statement of operations data expressed as a percentage of revenue:

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1999         1998
                                                      ------       ------
Revenue                                                100.0%       100.0%
Cost of revenue                                         41.3         39.1
                                                       -----        -----
Gross profit                                            58.7         60.9
Operating expense:
   Research and development                             19.0         16.8
   Selling, general and administrative                  10.6         11.3
                                                       -----        -----
Total operating expense                                 29.6         28.1
                                                       -----        -----
Income from operations                                  29.1         32.8
Interest and other income, net                           1.7          0.6
                                                       -----        -----
Income before income taxes                              30.8         33.4
Provision for income taxes                              10.8         11.7
                                                       -----        -----
Net income                                              20.0%        21.7%
                                                       =====        =====

        REVENUE. Revenue consists principally of product revenue generated by sales of our semiconductor products. Revenue for the three months ended March 31, 1999 was $96.3 million, an increase of $61.0 million or 172.5% from revenue of $35.3 million in the three months ended March 31, 1998. This growth in revenue was derived mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

        GROSS PROFIT. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended March 31, 1999 was $56.5 million or 58.7% of revenue, an increase of $35.0 million as compared with gross profit of $21.5 million or 60.9% of revenue in the three months ended March 31, 1998. The increase in gross profit was primarily attributable to the significant increase in the volume of product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. We expect that gross profit as a percentage of revenue may continue to decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by the introduction in the future of certain lower margin products.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs.

Research and development expense for the three months ended March 31, 1999 was $18.3 million or 19.0% of revenue, an increase of $12.3 million or 207.5% as compared with research and development expense of $6.0 million or 16.8% of revenue for the three months ended March 31, 1998. The increase in research and development expense in absolute dollars and as a percentage of revenue was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended March 31, 1999 was $10.2 million or 10.6% of revenue, an increase of $6.2 million or 155.7% as compared with selling, general and administrative expense of $4.0 million or 11.3% of revenue for the three months ended March 31, 1998. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of revenue reflected a significant increase in our revenue during the three months ended March 31, 1999. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned expansion of our operations.

        INTEREST AND OTHER INCOME, NET. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended March 31, 1999 was $1.6 million, an increase of $1.4 million as compared with $218,000 in the three months ended March 31, 1998. The increase was principally due to higher cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems in April 1998 and a follow-on offering in October 1998.

        PROVISION FOR INCOME TAXES. We accrue a provision for federal and state income tax at the applicable statutory rates. Our effective tax rate was approximately 35% for both the three months ended March 31, 1999 and 1998. The difference between our effective tax rate and the federal statutory tax rate of 34% was primarily related to the effect of state income taxes and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 1999, we had $149.7 million in working capital, $120.8 million in cash, cash equivalents and short-term investments, and $42.1 million in long-term investments. At December 31, 1998, we had $130.2 million in working capital, $97.0 million in cash, cash equivalents and short-term investments, and $42.8 million in long-term investments.

        Operating activities provided cash in the amount of $18.8 million in the three months ended March 31, 1999 and $13.4 million in the three months ended March 31, 1998. In both periods this was primarily attributable to net income and a growth in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable, inventory, and prepaid expenses and other assets.

        In the three months ended March 31, 1999, our investing activities used $6.2 million in cash for the purchase of capital equipment and $12.3 million for the purchase of held-to-maturity securities. In the three months ended March 31, 1998, our investing activities used $5.7 million in cash for the purchase of capital equipment to support our expanding operations.

        Cash provided by financing activities was $10.4 million in the three months ended March 31, 1999, primarily from tax benefits related to stock option exercises and from proceeds from the issuance of common stock. Financing activities used $77,000 in the three months ended March 31, 1998 due to payments on long-term debt, partially offset by proceeds from the issuance of common stock to employees through stock option exercises.

        We believe that our existing cash, cash equivalents and investments on hand, together with the cash we expect to generate from operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If we raise additional funds by issuing additional equity securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        We had commitments totaling approximately $1.5 million as of March 31, 1999 primarily for the purchase of lab equipment and workstation hardware and software. During 1998, we spent $27.3 million on capital equipment to support our expanding operations. We expect that we will spend more than this amount during 1999 to purchase additional workstation hardware and design tools, test equipment, information systems and leasehold improvements as our operations continue to expand.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        o  the market acceptance of our products;
        o the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;
        o  volume price discounts;
        o our business, product, capital expenditure and research and development plans and technology roadmap;
        o  the levels of inventory and accounts receivable that we maintain;
        o  capital improvements to new and existing facilities;
        o  technological advances;
        o  our competitors' response to our products; and
        o  our relationships with suppliers and customers.

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

        THIRD-PARTY SUPPLIERS. We rely, directly and indirectly, on external systems utilized by our third-party suppliers for the management and control of fabrication, assembly and testing of substantially all of our products. We have completed surveys and on-site visits of the two independent foundries, Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor Manufacturing, that fabricate substantially all of our semiconductor devices. In addition, we have completed surveys and on-site visits of the two subcontractors, ASAT Ltd. and ST Assembly Test Services, that assemble and test substantially all of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. The key suppliers mentioned above continue to track to their internal year 2000 plans, and while we expect to resolve any significant year 2000 problems with our suppliers by October 1999, it is possible that these suppliers will not be able to resolve all or any year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their year 2000 problems in a timely manner could materially disrupt our business. Any such disruption could negatively impact our sales, harm our relationships with our customers and materially and adversely affect our business, financial condition and results of operations.

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

        We presently estimate that the total cost of addressing our year 2000 issues will be approximately $500,000. To date, we have incurred approximately $70,000 in expenditures for testing of systems. This estimate was derived using numerous assumptions, including the assumption that we have already identified our most significant year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially and adversely from those anticipated after completion of remediation, testing and contingency planning phases.

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

RISK FACTORS

        BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM

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

        o  the gain or loss of a key customer;

        o our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

        o the rate at which our present and future customers and end users adopt new and emerging technologies in our target markets;

        o the rate of adoption and acceptance of new industry standards in our target markets;

        o the timing of customer qualification and industry interoperability certification of new products and the risk of non-qualification or non-certification;

        o the qualification, availability and price of competing products and technologies and the resulting effects on sales and pricing of our products;

        o the risks inherent in acquisitions of technologies and businesses, including the timing and successful completion of technology and product development to production readiness, integration issues, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, potential intellectual property or employment issues, and the risks that the acquisition cannot be completed successfully or that the anticipated benefits are not realized;

        o  intellectual property disputes;

        o fluctuations in our manufacturing yields and other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

        o  risks and uncertainties associated with international operations;

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

        o economic and market conditions in the semiconductor industry and the broadband communications markets;

        o  the availability of foundry capacity and raw materials;

        o  the quality of our products;

        o  the level of orders received that we can ship in a fiscal quarter;

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

        WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES. We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. In particular, sales to General Instrument, 3Com and Cisco Systems (including sales to their respective manufacturing subcontractors) accounted for approximately 36.5%, 21.0% and 12.8%, respectively, of our revenue in the three months ended March 31, 1999. Sales to 3Com and General Instrument accounted for 53.9% and 19.4%, respectively, of our revenue in the three months ended March 31, 1998. Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 81.0% of our revenue in the three months ended March 31, 1999 and approximately 84.4% of our revenue in the three months ended March 31, 1998. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

        In addition, in order to attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual "most favored nation" pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of or a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

        WE FACE INTENSE COMPETITION IN THE BROADBAND COMMUNICATIONS MARKETS AND SEMICONDUCTOR INDUSTRY. The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of equipment in the markets for cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. We currently compete in the cable set-top box market with Conexant, Fujitsu, LSI Logic, Philips Electronics, STMicroelectronics and VLSI Technology for communication devices, and with ATI Technologies, C-Cube, LSI Logic, Motorola and STMicroelectronics in the MPEG/graphics segment. Philips Electronics recently announced its intention to acquire VLSI Technology. We expect that other major semiconductor manufacturers will enter the market as digital broadcast television and other digital cable television markets become more established. A number of companies, including Conexant, Libit Signal Processing and others have announced MCNS/DOCSIS compliant products, which could result in significant competition in the cable modem market. In the high-speed networking market, we principally compete with established suppliers including Galileo, Level One Communications, Lucent Technologies, National Semiconductor and Texas Instruments. Intel Corporation recently announced its intention to acquire Level One Communications. A number of smaller companies have announced products in our target markets, such as AdHoc, Seeq and Allayer. LSI Logic recently announced its intention to acquire Seeq. We also compete for customer specific ASICs against traditional ASIC suppliers such as Lucent, LSI Logic, NEC and Toshiba. Our principal competitors in the DBS and terrestrial broadcast market include Conexant, LSI Logic, Lucent Technologies, Philips Electronics, Sony, STMicroelectronics and VLSI Technology. Our principal competitors in the xDSL market include Alcatel, Analog Devices, Conexant, Globespan, Motorola and Texas Instruments. As the home networking market develops, we expect to encounter competition from various competitors including Intel. In all of the foregoing markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also believe we will encounter further consolidation in the markets in which we compete.

        Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution and technical resources than we do. As a result, these competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationship among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures at lower costs than our technologies. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.


        WE ARE SUBJECT TO RISKS RELATED TO ACQUISITIONS. A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that would allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Since January 1999, we have entered into definitive agreements concerning the acquisition of Maverick Networks ("Maverick") and Epigram, Inc. ("Epigram"), both of which are expected to close in May or June 1999. We plan to continue to pursue acquisition opportunities in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. There may be delays in the timing and successful completion of the acquired company's technology and product development to production readiness, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt and contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A Common Stock to decline. Furthermore, if we issue equity securities to pay for an acquisition, as in the case of both Maverick and Epigram, such issuance may be dilutive to our existing shareholders. In addition, the debt or equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        We cannot assure you that we will be able to consummate any of our pending acquisitions or that we will realize the benefits anticipated therefrom. In the future we may not be able to find other suitable acquisition opportunities. Even if we do find such opportunities, we may not be able to consummate such acquisitions on commercially acceptable terms. Moreover, due to our limited acquisition experience, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

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

        OUR FUTURE SUCCESS DEPENDS IN PART ON THE DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS. Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select such products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

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

        WE MAY BE UNABLE TO RETAIN AND ATTRACT KEY PERSONNEL. Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and our co-founder, Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. We may not be able to attract as many qualified new personnel as we were able to employ prior to our initial public offering. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

        OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. During the past year, we have significantly increased the scope of our operations and expanded our workforce, growing from 228 employees in December 1997 to 491 employees in March 1999, including contract and temporary employees. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also expect we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In order to support our growth, we recently relocated our headquarters and Irvine operations into larger facilities, which allowed us to centralize all of our Irvine employees and operations on one campus. In the future, we may engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management's attention and resources. If we are unable to effectively manage our expanding operations, our business, financial condition and result of operations could be materially and adversely affected.

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

        Maverick and Epigram have established relationships with foundries other than TSMC and Chartered, and we currently expect to use such other foundries to produce the initial products of Maverick and Epigram, subject to satisfactory qualification. In using such foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to TSMC and Chartered.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH EXPANSION OF OUR INTERNATIONAL BUSINESS ACTIVITIES. We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 12.3% of our total revenue in the three months ended March 31, 1999 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. We recently established an international distribution center in Singapore and a design center in Bunnik, The Netherlands. In the future, we intend to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

        o  difficulties in collecting receivables; and

        o  potentially adverse tax consequences.

        In particular, certain Asian countries have recently experienced significant economic difficulties. These difficulties include currency devaluation and instability, business failures and a generally depressed business climate, particularly in the semiconductor industry. Because we rely on Asian foundries and assemblers and have expanded our international operations in that region, the Asian economic crisis may materially and adversely affect our business, financial condition and results of operations.

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

        WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently have four issued United States patents and have filed over 76 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under such patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

        Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We are currently involved in litigation with Stanford

Telecommunications, Inc. ("STI") that relates to the alleged infringement of one of STI's patents by several of our modem products. We are also currently involved in litigation with Sarnoff Corporation and Sarnoff Digital Communications, Inc., who allege that we misappropriated and misused certain of their trade secrets. See Part II, Item 1, Legal Proceedings. In addition, we have received a letter from counsel for BroadCom, Inc. asserting rights in the "Broadcom" trademark and demanding that we stop using the Broadcom name. We have exchanged correspondence with BroadCom, Inc. that outlines our differing positions on that matter. It is possible that we will not prevail in these suits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any such claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused such party's proprietary rights. Even if claims against us are not valid or successfully asserted, such claims could result in significant costs and a diversion of management and personnel resources to defend such claims. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under third party's intellectual property rights. Under such circumstances, we may not be able to obtain a license on commercially reasonable terms, if at all.

        OUR PRODUCTS HAVE LENGTHY SALES CYCLES THAT CAN AFFECT OUR OPERATING RESULTS. After we have developed and delivered a product to a customer, our customer will often test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory, until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that such customer will ultimately market and sell their equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

        WE ARE CONTROLLED BY CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES. As of April 30, 1999, our directors and executive officers beneficially owned approximately 46.4% of our outstanding Common Stock and 72.6% of the total voting control held by our shareholders. In particular, as of April 30, 1999, our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 43.6% of our outstanding Common Stock and 68.7% of the total voting control held by our shareholders. Accordingly, these shareholders will have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders will also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A Common Stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

        OUR STOCK PRICE IS HIGHLY VOLATILE. The market price of our Class A Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A Common Stock has traded as low as $23.50 and as high as $100.63 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

        o  quarter-to-quarter variations in our operating results;

        o announcements of technological innovations or new products by our competitors, customers or us;

        o general conditions in the semiconductor industry and telecommunications and data communications equipment markets;

        o changes in earnings estimates or investment recommendations by analysts;

        o  changes in investor perceptions;

        o or changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

        We also rely on the external systems of other third parties such as creditors, financial organizations, governmental entities and other suppliers, both domestic and international, to provide us with accurate data. Our business could be materially and adversely affected if any of these third parties experience disruptions in their operations or if an economic crisis or general widespread problems result from systems that are not Year 2000 compliant. Although we are working on contingency plans to address these issues, any contingency plans that we implement may not be adequate to meet our needs without disrupting our business or without causing delays and inefficiencies inherent in conducting operations in an alternative manner. If we fail to address any of the foregoing Year 2000 risks, our business, financial condition and results of operations may be materially and adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance" for detailed information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

        WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US. We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our Common Stock.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        o  the market acceptance of our products;

        o the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

        o  volume price discounts;

        o our business, product, capital expenditure and research and development plans and technology roadmap;

        o  the levels of inventory and accounts receivable that we maintain;

        o  capital improvements to new and existing facilities;

        o  technological advances;

        o  our competitors' response to our products; and

        o  our relationships with suppliers and customers.

        In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

        OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE PRICE OF OUR STOCK. Our Articles of Incorporation and Bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and will in the future issue shares of Class B Common Stock to certain holders. Those shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our publicly-held Class A Common Stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our Preferred Stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B Common Stock, and our officers' ownership of a majority of the Class B Common Stock and the ability of our Board of Directors to issue Preferred Stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A Common Stock at a premium over the market price for such stock. Finally, such factors may also materially and adversely affect the market price of our Class A Common Stock, and the voting and other rights of the holders of our Class A Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In December 1996, Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleges that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringe one of STI's patents (the "'352 Patent"). STI is seeking an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company has filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and has asserted a counterclaim requesting declaratory relief that the Company is not infringing the '352 Patent and that the '352 Patent is invalid and unenforceable. The Company believes that it has strong defenses to STI's claims on invalidity, noninfringement and inequitable conduct grounds. On June 10, 1998 and July 21, 1998, the Court issued orders interpreting the claims of the '352 patent. Both sides have filed motions for summary judgment with respect to various causes of action and defenses in the case, and such motions are currently under consideration by the Court. Trial is scheduled to commence May 24, 1999. Although the Company believes that it has strong defenses, a finding of infringement by the Company in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market (including recalling products previously shipped to customers), lost or deferred sales, substantial product redesign expenses (assuming that a non-infringing design is feasible and economic) and associated time-to-market delays, and indemnification or other claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

        In April 1997, Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997, the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon Broadcom's alleged

"pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999, the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Judgment on the order has not yet been entered. The Company has filed a request for payment of a portion of its attorneys' fees in the case. On February 15, 1999, Sarnoff filed a motion for interlocutory review with the New Jersey Superior Court, Appellate Division, seeking leave to appeal the Court's February 2 order. Sarnoff may further appeal that order as well as the Court's April 27 order and the judgment to be entered thereon.

        In July 1997, the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action. Now that the trial court in New Jersey has resolved the New Jersey case, the Company has petitioned the District Court to lift the stay so that litigation of the California action can go forward. If the Court grants the Company's motion for lifting of the stay, the Company plans to vigorously prosecute the California action against Sarnoff.

        In March 1998, Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999, the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

        The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

        The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On April 21, 1998, the Company completed an initial public offering (the "Offering") of its Class A Common Stock, $0.0001 par value. The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1993, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-45619) that was declared effective by the SEC on April 16, 1998. Of the total shares sold, 6,240,000 shares were sold by the Company (including 710,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), 1,810,000 shares were sold by selling shareholders (including 340,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) and 1,000,000 shares were sold by the Company to Cisco Systems in a concurrent registered offering that was not underwritten. The purchase price for the underwritten shares was $12.00 per share and the purchase price of the shares sold to Cisco Systems was $11.16 per share. The aggregate price of the Offering amount registered was $107,760,000.

        In connection with the Offering, the Company paid an aggregate of $5,241,600 in underwriting discounts and commissions and paid other expenses of approximately $1,628,000. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering and sale of shares to Cisco Systems of approximately $79,170,400. In April 1998, the Company used $2,250,000 of the proceeds to repay the balance outstanding under its term loan with Silicon Valley Bank, and through March 1999, the Company had used approximately $25.7 million for the purchase of capital equipment. The balance of the proceeds will be used for general corporate purposes, including working capital and capital purchases such as test equipment and leasehold improvements associated with the Company's planned facilities expansion. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              2.2 Merger Agreement and Plan of Reorganization by and among Broadcom Corporation, Epic Acquisition Corp. and Epigram, Inc.

             27.1     Financial Data Schedule

        (b) Reports on Form 8-K

            On January 25, 1999, the Company filed a report on Form 8-K relating to its agreement to acquire Maverick Networks, the results of its operations for the fourth quarter of 1998 and the announcement of a two-for-one stock split effected in the form of a 100% stock dividend.

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


                                    BROADCOM CORPORATION
                                    A CALIFORNIA CORPORATION
                                    (Registrant)


May 14, 1999                        /s/ WILLIAM J. RUEHLE
                                    -------------------------------------------
                                    William J. Ruehle
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBRER    DESCRIPTION
   -------    -----------
     2.2      Merger Agreement and Plan of Reorganization by and among
              Broadcom Corporation, Epic Acquisition Corp. and Epigram, Inc.

    27.1      Financial Data Schedule