Form 10-Q
period 1999-06-30
BROADCOM CORP
filed 1999-08-16
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended      JUNE 30, 1999


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

The number of shares of the registrant's Common Stock, $0.0001 par value, outstanding as of August 11, 1999: 44,633,682 shares of Class A Common Stock and 54,825,049 shares of Class B Common Stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                           THREE AND SIX MONTHS ENDED
                                  JUNE 30, 1999

                                      INDEX


                                                                              Page
                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1999
          (unaudited) and December 31, 1998                                    1

          Unaudited Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1999 and 1998            2

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 1998                      3

          Notes to Unaudited Condensed Consolidated Financial Statements       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk           34

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    35

Item 2.   Change in Securities and Use of Proceeds                             35

Item 3.   Defaults Upon Senior Securities                                      35

Item 4.   Submission of Matters to a Vote of Security Holders                  35

Item 5.   Other Information                                                    36

Item 6.   Exhibits and Reports on Form 8-K                                     36

Signatures                                                                     37


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                               June 30,
                                                                 1999         December 31,
                                                              (Unaudited)        1998 (1)
                                                              -----------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  98,379       $  69,569
    Short-term investments                                        64,286          34,344
    Accounts receivable, net                                      48,000          36,918
    Inventory                                                      7,341           7,307
    Deferred taxes                                                 6,181           6,181
    Other current assets                                          10,472          10,179
                                                               ---------       ---------
         Total current assets                                    234,659         164,498
Property and equipment, net                                       37,797          31,219
Long-term investments                                             28,106          42,826
Deferred taxes                                                    30,677           6,721
Other assets                                                       4,912           6,521
                                                               ---------       ---------
         Total assets                                          $ 336,151       $ 251,785
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                     $  24,585       $  22,185
    Wages and related benefits                                     9,081           3,021
    Accrued liabilities                                           16,985           5,014
    Current portion of long-term debt                                331           1,998
                                                               ---------       ---------
         Total current liabilities                                50,982          32,218
Long-term debt, less current portion                                 894           4,009
Shareholders' equity:
    Common stock                                                 256,570         208,002
    Notes receivable from employees                               (2,013)         (2,743)
    Deferred compensation                                         (5,911)         (6,713)
    Retained earnings                                             35,629          17,012
                                                               ---------       ---------
         Total shareholders' equity                              284,275         215,558
                                                               ---------       ---------
         Total liabilities and shareholders' equity            $ 336,151       $ 251,785
                                                               =========       =========



(1) The consolidated balance sheet as of December 31, 1998 has been restated to give retroactive effect to mergers accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Three Months Ended       Six Months Ended
                                                  June 30,               June 30,
                                           --------------------    --------------------
                                             1999      1998 (1)      1999       1998 (1)
                                           --------    --------    --------    --------
Revenue                                    $116,250    $ 45,168    $212,570    $ 80,712
Cost of revenue                              47,079      20,384      87,195      34,216
                                           --------    --------    --------    --------
Gross profit                                 69,171      24,784     125,375      46,496
Operating expense:
    Research and development                 26,119      10,736      48,047      18,435
    Selling, general and administrative      12,436       6,308      24,111      11,136
                                           --------    --------    --------    --------
         Total operating expense             38,555      17,044      72,158      29,571
Merger related costs                         11,122          --      11,122          --
Litigation settlement costs                  17,036          --      17,036          --
                                           --------    --------    --------    --------
Income from operations                        2,458       7,740      25,059      16,925
Interest and other income, net                1,923       1,139       3,582       1,432
                                           --------    --------    --------    --------
Income before income taxes                    4,381       8,879      28,641      18,357
Provision for income taxes                    1,533       3,976      10,024       8,000
                                           --------    --------    --------    --------
Net income                                 $  2,848    $  4,903    $ 18,617    $ 10,357
                                           ========    ========    ========    ========
Basic earnings per share                   $    .03    $    .06    $    .20    $    .14
                                           ========    ========    ========    ========
Diluted earnings per share                 $    .03    $    .05    $    .17    $    .11
                                           ========    ========    ========    ========
Weighted average shares (basic)              95,538      86,274      94,141      73,511
                                           ========    ========    ========    ========
Weighted average shares (diluted)           111,639     101,213     109,944      94,363
                                           ========    ========    ========    ========



(1) The consolidated statements of operations for the three and six months ended June 30, 1998 have been restated to give retroactive effect to mergers accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         1999       1998 (1)
                                                       --------     --------
OPERATING ACTIVITIES
Net income                                             $ 18,617     $ 10,357
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                       6,553        3,254
      Amortization of deferred compensation               1,653          503
      Deferred taxes                                    (23,956)        (281)
      Change in operating assets and liabilities:
         Accounts receivable                            (11,082)     (14,226)
         Inventory                                          (34)      (8,768)
         Prepaid expenses and other assets               (2,617)      (1,681)
         Accounts payable                                 2,400        8,494
         Income taxes                                     5,699           31
         Other accrued liabilities                       16,265        1,772
                                                       --------     --------
Net cash provided by (used in) operating activities      13,498         (545)

INVESTING ACTIVITIES
Purchases of property and equipment                     (13,131)     (11,592)
Purchases of held-to-maturity investments               (15,222)     (28,823)
                                                       --------     --------
Net cash used in investing activities                   (28,353)     (40,415)

FINANCING ACTIVITIES
Proceeds from long-term obligations                          --        1,800
Payments on long-term obligations                        (4,782)      (2,559)
Net proceeds from initial public offering
    of Class A Common Stock                                  --       79,170
Net proceeds from issuance of common stock               14,940        2,326
Tax benefit from exercise of stock options and
    stock purchase plan                                  32,777           --
Proceeds from repayment of notes receivables
    from employees                                          730           89
                                                       --------     --------
Net cash provided by financing activities                43,665       80,826
                                                       --------     --------
Increase in cash and cash equivalents                    28,810       39,866
Cash and cash equivalents at beginning of period         69,569       30,542
                                                       --------     --------
Cash and cash equivalents at end of period             $ 98,379     $ 70,408
                                                       ========     ========
Supplemental disclosure of non-cash activities:
      Notes receivable from employees in connection
         with exercise of stock options                $     --     $    298
                                                       ========     ========

(1) The consolidated statement of cash flows for the six months ended June 30, 1998 has been restated to give retroactive effect to mergers accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1. Basis of Presentation
   ---------------------

          The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at June 30, 1999 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2. Business Combinations
   ---------------------

Pooling-of-Interests Transactions

          On May 31, 1999, the Company completed the acquisitions by merger of Maverick Networks ("Maverick"), Epigram, Inc. ("Epigram"), and Armedia, Inc. ("Armedia"). Maverick develops highly integrated silicon for multi-layer switching equipment in enterprise networks, Epigram makes advanced semiconductor products for high-speed home networking, and Armedia is a developer of high performance digital video decoders. In connection with the acquisitions, the Company issued 6,363,822 shares of its Class B Commons Stock and reserved an additional 666,462 shares of its Class B Common Stock for issuance upon exercise of outstanding employee stock options, warrants and other rights.

          Each of the three acquisitions was accounted for as a pooling of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the historical financial information of Maverick, Epigram and Armedia as if the companies had combined with the Company at the beginning of the first period presented.

          None of the three acquired companies had material revenue in 1998. A reconciliation of net income and diluted earnings per share originally reported for the three and six months ended June 30, 1998, to the amounts presented in the accompanying Statements of Operations is as follows:

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

                                            Three              Six
                                         Months Ended      Months Ended
                                         June 30, 1998    June 30, 1998
                                         -------------    -------------
                                       (In thousands, except per share data)
Net income (loss)
      Broadcom                             $  7,716         $ 15,379
      Maverick, Epigram and Armedia          (2,813)          (5,022)
                                           --------         --------
           Total                           $  4,903         $ 10,357
                                           ========         ========

Diluted earnings (loss) per share
      Broadcom                             $   .16          $    .35
      Maverick, Epigram and Armedia           (.11)             (.24)
                                           --------         --------
           Total                           $   .05          $    .11
                                           ========         ========

          Included in net income for the three and six months ended June 30, 1999 were $3.6 million and $7.2 million, respectively, of net losses from Maverick, Epigram and Armedia incurred prior to the closing of the merger transactions. None of the three acquired companies had material revenue in the three and six months ended June 30, 1999.

Merger Related Costs

          In connection with the acquisitions of Maverick, Epigram and Armedia, the Company recorded approximately $11.1 million in charges in the three months ended June 30, 1999 for direct and other merger-related costs and certain restructuring programs.

          Merger transaction costs of approximately $8.1 million consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs of approximately $3.0 million included provisions for the disposal of duplicative facilities and assets and the write-down of unutilized assets. Immaterial adjustments were made to conform the accounting policies of Maverick, Epigram and Armedia.

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

3. Earnings Per Share
   ------------------

          The following table sets forth the computation of earnings per share:


                                       Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                     ----------------------    ------------------------
                                        1999        1998         1999          1998
                                     ---------    ---------    ----------   ----------
                                             (In thousands, except per share data)
Numerator:  Net income               $   2,848    $   4,903    $  18,617    $  10,357
                                     =========    =========    =========    =========
Denominator:
    Weighted-average shares
       outstanding                      98,817       92,558       97,626       80,248
    Less:  nonvested common shares
       outstanding                      (3,279)      (6,284)      (3,485)      (6,737)
                                     ---------    ---------    ---------    ---------
Denominator for basic earnings per
   common share                         95,538       86,274       94,141       73,511
Effect of dilutive securities:
    Nonvested common shares              2,487        3,987        2,429        4,080
    Stock options                       13,614       10,952       13,366        8,318
    Warrants                                --           --            8           --
    Convertible preferred stock             --           --           --        8,454
                                     ---------    ---------    ---------    ---------
Denominator for diluted earnings
    per common share                   111,639      101,213      109,944       94,363
                                     =========    =========    =========    =========
Basic earnings per share             $    0.03    $    0.06    $    0.20    $    0.14
                                     =========    =========    =========    =========
Diluted earnings per share           $    0.03    $    0.05    $    0.17    $    0.11
                                     =========    =========    =========    =========

4. Inventory
   ---------

          Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                     June 30,     December 31,
                                       1999           1998
                                       ----           ----
                                         (In thousands)
               Raw materials          $  339        $  767
               Work in process         2,849         2,765
               Finished goods          4,153         3,775
                                      ------        ------
                                      $7,341        $7,307
                                      ======        ======

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

5. Long-Term Debt
   --------------

      The following is a summary of the Company's long-term debt:

                                                       June 30,  December 31,
                                                         1999       1998
                                                       -------   -----------
                                                           (In thousands)
Long-term notes at rates from 10.75% to 12.25%
  secured by various assets of subsidiary              $    --     $ 3,512
Non-interest bearing notes payable to shareholders          --       1,120
Capitalized lease obligations payable in varying
  monthly installments at rates from 8.2% to 14.7%       1,225       1,375
                                                       -------     -------
                                                         1,225       6,007
 Less current portion of long-term debt                   (331)     (1,998)
                                                       -------     -------
                                                       $   894     $ 4,009
                                                       =======     =======

6. Shareholders' Equity
   --------------------

          On February 17, 1999, the Company effected a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock in the form of a 100% stock dividend. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

7. Litigation
   ----------

          In December 1996 Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleged that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringed one of STI's patents (the "'352 Patent"). STI sought an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and asserted a counterclaim requesting declaratory relief that the Company was not infringing the '352 Patent and that the '352 Patent was invalid and unenforceable. In May 1999 the Company brought a separate action against STI and an STI subsidiary in California Superior Court for misappropriation of certain Company trade secrets. On June 16, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all claims and counterclaims in both actions. Under the terms of the settlement agreement, STI granted to the Company a worldwide, non-exclusive, royalty-free license to STI's rights in patents and patent applications, and all inventions conceived, through the date of the agreement, relating to any transmitter or receiver technology, or design or invention capable of use over a coaxial cable transmission medium, excluding patent claims specifically claiming Code Division Multiple Access
(CDMA) inventions. The Company also obtained the option to acquire licenses on commercially reasonable terms to STI's patent claims based upon CDMA inventions capable

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

of use over a coaxial cable transmission medium, and STI agreed not to bring any future action against the Company, its suppliers or customers for patent infringement or trade secret misappropriation resulting from commercial use of any of the Company's existing technology, designs or products. In connection with the settlement, the Company made a one-time payment to STI and the parties exchanged mutual releases. Neither party admitted any liability in connection with the various actions.

          In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997 the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon the Company's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999 the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Subsequently the Court denied the Company's petition for attorneys' fees in the case. Judgment on the Court's February 2 and April 27 orders was entered on May 19, 1999. On July 1, 1999, Sarnoff filed an appeal of both orders in the Superior Court of New Jersey, Appellate Division.

          In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following trial in the New Jersey action, the parties stipulated to lift the stay so that litigation of the California action could go forward. Sarnoff then filed a motion for summary judgment in the California case on the basis that the issues therein have been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. The Company has opposed the motion and believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action. A hearing on Sarnoff's motion has been scheduled for August 16, 1999. No discovery has yet occurred in the case.

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

          In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

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

8. Subsequent Events
   -----------------

          Effective July 16, 1999, the Company entered into a definitive agreement to acquire HotHaus Technologies Inc. ("HotHaus"). HotHaus is a Richmond (Vancouver), British Columbia-based developer of embedded digital signal processing (DSP) software that enables transmission of digital voice, fax and data packets over data networks, including the Internet. Under the terms of the agreement, a Canadian subsidiary of the Company will issue Exchangeable Non-Voting Preferred Stock in exchange for all outstanding shares of HotHaus Common Stock. Shares of the Exchangeable Non-Voting Preferred Stock may in turn be exchanged at the holder's request for shares of the Company's Class B Common Stock on a one-for-one basis. Outstanding HotHaus stock options will become directly exercisable for shares of Broadcom Class B Common Stock. In the aggregate, the Company will reserve 2.0 million shares of its Class B Common Stock for issuance upon such exchanges and exercises. HotHaus

                              BROADCOM CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1999

shareholders may elect to receive shares of the Company's Class B Common Stock directly in exchange for their HotHaus shares. The merger transaction is currently expected to close within 30 days and to be accounted for as a pooling-of-interests. The boards of directors of both companies have approved the agreement. The transaction is subject to the approval of HotHaus shareholders and satisfaction of regulatory requirements and other customary closing conditions.

          On August 10, 1999, the Company entered into a definitive agreement to acquire AltoCom, Inc. ("AltoCom"). AltoCom is a provider of software data/fax modem implementations for general purpose embedded processors, PC CPU's, and DSPs. Under the terms of the agreement, the Company will issue 1,619,860 shares of its Class B Common Stock in exchange for all shares of AltoCom Preferred and Common Stock, including shares issuable upon exercise of employee stock options and other rights. The merger transaction is currently expected to close within 60 days and to be accounted for as a pooling-of-interests. The boards of directors of both companies have approved the agreement. The transaction is subject to the approval of AltoCom shareholders and satisfaction of regulatory requirements and other customary closing conditions.

          The Company expects to record a one-time charge in the quarter ending September 30, 1999 to cover expenses related to the above acquisitions. The Company's historical consolidated financial statements presented after the closing of these transactions will be restated to include the financial position and results of operations of the acquired companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

          This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning projected revenues, expenses and gross profit, the need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to consummate pending acquisitions and integrate these operations successfully, our ability to achieve further integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries, and the success of pending litigation. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.

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

OVERVIEW

          We are a leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, data and video to and throughout the home and within the business enterprise. Our products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for some of the most significant broadband communications markets, including the markets for cable set-top boxes, cable modems, high-speed networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. We recently announced our entry into the home networking market. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our total revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our total revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will continue to constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of system level reference designs.

          From time to time, our key customers have placed large orders causing quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers (including sales to their respective manufacturing subcontractors) represented approximately 71.0% and 75.5% of our total revenue in the three and six months ended June 30, 1999, respectively. In the three and six months ended June 30, 1998, sales to our five largest customers accounted for approximately 81.1% and 81.7% of our total revenue, respectively. We expect that our key customers will continue to account for a significant portion of our total revenue for 1999 and in the future.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

      The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                          Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                          ------------------   ---------------
                                           1999     1998(1)    1999      1998(1)
                                           -----    ------     -----     -----
Revenue                                    100.0%    100.0%    100.0%    100.0%
Cost of revenue                             40.5      45.1      41.0      42.4
                                           -----     -----     -----     -----
Gross profit                                59.5      54.9      59.0      57.6
Operating expense:
    Research and development                22.5      23.8      22.6      22.8
    Selling, general and administrative     10.7      13.9      11.4      13.8
                                           -----     -----     -----     -----
         Total operating expense            33.2      37.7      34.0      36.6
Merger related costs                         9.6        --       5.2        --
Litigation settlement costs                 14.6        --       8.0        --
                                           -----     -----     -----     -----
Income from operations                       2.1      17.2      11.8      21.0
Interest and other income, net               1.7       2.5       1.7       1.7
                                           -----     -----     -----     -----
Income before income taxes                   3.8      19.7      13.5      22.7
Provision for income taxes                   1.3       8.8       4.7       9.9
                                           -----     -----     -----     -----
Net income                                   2.5%     10.9%      8.8%     12.8%
                                           =====     =====     =====     =====


(1) Restated for mergers accounted for using the pooling-of-interests method.

          EFFECTS OF POOLING-OF-INTEREST TRANSACTIONS. On May 31, 1999 we completed the acquisitions by merger of Maverick Networks, Epigram, Inc. and Armedia, Inc. Each of the acquisitions was accounted for as a pooling of interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the historical financial information of these three companies as if they had combined with our company at the beginning of the first period presented. Each of the three acquired companies was in the development stage, and none had material revenue in 1998 or in the three and six months ended June 30, 1999. Included in net income for the three and six months ended June 30, 1998 were net losses of $2.8 million and $5.0 million, respectively, from the acquired companies. Included in net income for the three and six months ended June 30, 1999 were net losses of $3.6 million and $7.2 million, respectively, from the acquired companies incurred prior to the closing of the acquisitions.

          REVENUE. Revenue consists principally of product revenue generated by sales of our semiconductor products. Revenue for the three months ended June 30, 1999 was $116.3 million, an increase of $71.1 million or 157.4% from revenue of $45.2 million in the three months ended June 30, 1998. Revenue for the six months ended June 30, 1999 was $212.6 million, an increase of $131.9 million or 163.4% from revenue of $80.7 million in the six months ended June 30, 1998. This growth in revenue was derived mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

          GROSS PROFIT. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended June 30, 1999 was $69.2 million or 59.5% of revenue, an increase of $44.4 million as compared with gross profit of $24.8 million or 54.9% of revenue in the three months ended June 30, 1998. The increase in gross profit was primarily attributable to the significant increase in the volume of product shipments. The increase in gross profit as a percentage of revenue was driven by cost reductions from our suppliers as well as lower than expected rates of price erosion in our major markets. We expect that gross profit as a percentage of revenue will decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by future introduction of certain lower margin products.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended June 30, 1999 was $26.1 million or 22.5%, an increase of $15.4 million or 143.3% as compared with research and development expense of $10.7 million or 23.8% of revenue for the three months ended June 30, 1998. Research and development expense in the six months ended June 30, 1999 was $48.0 million or 22.6% of revenue, an increase of $29.6 million or 160.6% as compared with research and development expense of $18.4 million or 22.8% of total revenue for the six months ended June 30, 1998. The increase in research and development expense in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue in the three and six months ended June 30, 1999 as compared to the respective prior year periods. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended June 30, 1999 was $12.4 million or 10.7% of revenue, an increase of $6.1 million or 97.1% as compared with selling, general and administrative expense of $6.3 million or 13.9% of revenue for the three months ended June 30, 1998. Selling, general and administrative expense for the six months ended June 30, 1999 was $24.1 million or 11.4% of revenue, an increase of $13.0 million or 116.5% as compared with selling, general and administrative expense of $11.1 million or 13.8% of revenue for the six months ended June 30, 1998. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including expenses for litigation. The decline in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three and six months ended June 30, 1999 as compared with the respective prior year periods. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations and periodic changes in our infrastructure to support increased head count, acquisition and integration activities, and international operations.

         MERGER RELATED COSTS. Merger related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. Merger related costs of approximately $11.1 million in the three and six months ended June 30, 1999 were incurred in connection with the acquisitions by merger of Maverick Networks, Epigram, Inc. and Armedia, Inc.

No comparable merger related costs were incurred in the year-earlier periods.

          LITIGATION SETTLEMENT COSTS. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. Litigation settlement costs of approximately $17.0 million were incurred in the three and six months ended June 30, 1999. No comparable litigation settlement costs were incurred in the year-earlier periods.

          INTEREST AND OTHER INCOME, Net. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended June 30, 1999 was $1.9 million, an increase of $0.8 million as compared with $1.1 million in the three months ended June 30, 1998. Interest and other income, net for the six months ended June 30, 1999 was $3.6 million, an increase of $2.2 million as compared with $1.4 million in the six months ended June 30, 1998. The increase was principally due to higher cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems, Inc. in April 1998 and a follow-on offering in October 1998.

          PROVISION FOR INCOME TAXES. We accrue a provision for federal and state income tax at the applicable statutory rates. Our effective tax rate was approximately 35% for the six months ended June 30, 1999 and approximately 43.6% for the six months ended June 30, 1998. The difference between our effective tax rate for the six months ended 1999 and the federal statutory tax rate of 34% was primarily related to the effect of state income taxes and research and development tax credits. The effective tax rate in the six months ended June 30, 1998 was higher than the federal statutory rate primarily due to the retroactive restatement of prior period financial results to include net operating losses of acquired companies accounted for as poolings of interests. The majority of those net operating losses did not result in a current tax benefit, which in turn resulted in a higher effective consolidated tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 1999, we had $183.7 million in working capital, $162.7 million in cash, cash equivalents and short-term investments, and $28.1 million in long-term investments. At December 31, 1998, we had $132.3 million in working capital, $103.9 million in cash, cash equivalents and short-term investments, and $42.8 million in long-term investments.

          Operating activities provided cash in the amount of $13.5 million in the six months ended June 30, 1999, primarily from net income, depreciation and amortization, and a growth in accrued liabilities, partially offset by increases in deferred tax assets and accounts receivable. Operating activities used cash of $0.5 million in the six months ended June 30, 1998, as increases in accounts receivable and inventory more than offset net income, depreciation and amortization, and an increase in accounts payable.

          In the six months ended June 30, 1999, our investing activities used $13.1 million in cash for the purchase of capital equipment and $15.2 million for the purchase of held-to-maturity securities. In the six months ended June 30, 1998, our investing activities used

$11.6 million in cash for the purchase of capital equipment to support our expanding operations and $28.8 million for the purchase of held-to-maturity investments.

          Cash provided by financing activities was $43.7 million in the six months ended June 30, 1999, primarily from $32.8 million in tax benefits related to stock option exercises and $14.9 million in proceeds from the issuance of common stock, partially offset by $4.8 million in payments on long-term obligations of acquired companies. Financing activities provided $80.8 million in the six months ended June 30, 1998, primarily from the aggregate net proceeds of $79.2 million from our initial public offering and sale of shares to Cisco Systems in April 1998.

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

          We had commitments totaling approximately $3.6 million as of June 30, 1999, primarily for the purchase of workstation hardware and software and lab equipment. During 1998, we spent $29.7 million on capital equipment to support our expanding operations. We expect that we will spend more than that amount during 1999 to purchase additional workstation hardware and design tools, test equipment, information systems and leasehold improvements as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies.

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

          We have completed our business risk assessment of the impact that the year 2000 problem may have on our operations. As business conditions warrant, this assessment may be revised as new information is made available to us. To date, we have identified the following four key areas of our business that may be affected:

          PRODUCTS. We have evaluated each of our current products and believe that they do not contain date sensitive functionality. We cannot determine whether all of our customers' products into which our products are incorporated will be year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

          INTERNAL INFRASTRUCTURE. The year 2000 problem could affect the systems, transaction processing computer applications and devices used by us to operate and monitor all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll), security systems, customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems and other systems with embedded computer chips. We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to our business. In the normal course of business, we are currently in the process of upgrading or replacing all affected systems and expect to complete this process by October 1999. To date, we have completed testing of our Enterprise Resource Planning transactional application and believe it is year 2000 ready. Because most of the software applications used by us are recent versions of vendor supported, commercially available products, we have not incurred, and do not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors. We will continue to seek certifications that products installed are year 2000 ready, and are targeting October 1999 to complete this process.

          THIRD-PARTY SUPPLIERS. We rely, directly and indirectly, on external systems utilized by our third-party suppliers for the management and control of fabrication, assembly and testing of substantially all of our products. We have completed surveys and on-site visits of the two independent foundries, Taiwan Semiconductor Manufacturing Corporation and Chartered

Semiconductor Manufacturing, that fabricate substantially all of our semiconductor devices in current production. In addition, we have completed surveys and on-site visits of the two subcontractors, ASAT Ltd. and ST Assembly Test Services, that assemble and test substantially all of our current products to identify and, to the extent possible, resolve issues involving the year 2000 problem. The key suppliers mentioned above continue to track to their internal year 2000 plans, and while we expect to resolve any significant year 2000 problems with our key suppliers by October 1999, it is possible that these suppliers or new suppliers will not be able to resolve all or any year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their year 2000 problems in a timely manner could materially disrupt our business. Any such disruption could negatively impact our sales, harm our relationships with our customers and materially and adversely affect our business, financial condition and results of operations.

          FACILITY AND LABORATORY RELATED SYSTEMS. Systems such as heating, sprinklers, elevators, test equipment and security at our facilities and labs may also be affected by the year 2000 problem. We have completed assessing the business risks of and costs of remediating the year 2000 problem on our facility and lab related systems. We estimate that the total cost of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on our business or results of operations. We currently expect to complete the remediation of our facility and lab related systems by October 1999.

          We presently estimate that the total cost of addressing our year 2000 issues will be approximately $300,000. To date, we have incurred approximately $80,000 in expenditures for testing of systems. This estimate was derived using numerous assumptions, including but not imited to the assumptions that we have already identified our most significant year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially and adversely from those anticipated after completion of remediation, testing and contingency planning phases.

          We have developed contingency plans to address those year 2000 issues that may pose a significant risk to our on-going operations. These plans include buffer inventories for certain products, implementation of manual procedures to compensate for system deficiencies and contract IS resources to immediately address issues should they arise. However, any contingency plan we implement may not succeed or may not be adequate to meet our needs without materially impacting our operations. In addition, the delays and inefficiencies inherent in conducting operations in an alternative manner could materially and adversely affect our results of operations. More specifically, if our third party suppliers were to lose power, or the ability to ship product as a result of year 2000 related issues, we would be exposed to missing customer shipments and potentially losing revenues and profits.

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

TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

          OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. AS A RESULT, WE MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE. Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

          o the volume of our product sales and pricing concessions on volume sales;

          o the timing, rescheduling or cancellation of significant customer orders;

          o    the gain or loss of a key customer;

          o the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing on our products;

          o our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

          o the rate at which our present and future customers and end users adopt new and emerging technologies in our target markets;

          o the rate of adoption and acceptance of new industry standards in our target markets;

          o the timing of customer qualification and industry interoperability certification of new products and the risks of non-qualification or non-certification;

          o the risks inherent in acquisitions of technologies and businesses, including the timing and successful completion of technology and product development through production readiness, integration issues, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, and the risks that the acquisition cannot be completed successfully or that the anticipated benefits are not realized;

          o wafer pricing and the availability of foundry capacity and raw materials;

          o    the effectiveness of our product cost reduction efforts;

          o    intellectual property disputes and pending or future litigation;

          o fluctuations in our manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of our products;

          o risks and uncertainties associated with our international operations;

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

          BECAUSE WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, THE LOSS OF A KEY CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS. We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to General Instrument, 3Com and Cisco Systems, including sales to their respective manufacturing subcontractors, accounted for approximately 31.7%, 20.1% and 13.2%, respectively, of our revenue in the six months ended June 30, 1999. Sales to 3Com and General Instrument accounted for 36.8% and 31.8%, respectively, of our revenue in the six months ended June 30, 1998. Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 75.5% of our revenue in the six months ended June 30, 1999 and approximately 81.7% of our revenue in the six months ended June 30, 1998. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

          o Our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products.

          In addition, in order to attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual "most favored nation" pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

          WE FACE INTENSE COMPETITION IN THE BROADBAND COMMUNICATIONS MARKETS AND SEMICONDUCTOR INDUSTRY, WHICH COULD REDUCE OUR MARKET SHARE. The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for cable set-top boxes, cable modems, high-speed networking, home networking, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. We currently compete in the cable set-top box market with Conexant, Fujitsu, LSI Logic, Philips Electronics, STMicroelectronics and VLSI Technology (a subsidiary of Philips Electronics) for communication devices, and with ATI Technologies, C-Cube, LSI Logic, Motorola and STMicroelectronics in the MPEG/graphics segment. We expect that other major semiconductor manufacturers will enter the market as digital broadcast television and other digital cable television markets become more established. A number of companies, including Conexant, Libit Signal Processing and others have announced MCNS/DOCSIS compliant products, which could result in significant competition in the cable modem market. Texas Instruments has recently announced its intention to acquire Libit Signal Processing. In the high-speed networking market, we principally compete with established suppliers including Galileo, Level One Communications (a subsidiary of Intel Corporation), Lucent Technologies, National Semiconductor and Texas Instruments. A number of smaller companies have announced products in our target markets, such as AdHoc, Seeq (a subsidiary of LSI Logic) and Allayer. We also compete for customer specific ASICs against traditional ASIC suppliers such as Lucent, LSI Logic, NEC and Toshiba. Our principal competitors in the DBS and terrestrial broadcast market include Conexant, LSI Logic, Lucent Technologies, Philips Electronics, Sony, STMicroelectronics and VLSI Technology. Our principal competitors in the xDSL market include Alcatel, Analog Devices, Conexant, Globespan, Motorola and Texas Instruments. As the home networking market develops, we expect to encounter competition from various competitors, including Advanced Micro Devices, Inc., Conexant, Intel, Lucent and Texas Instruments. In all of the foregoing markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also believe we will encounter further consolidation in the markets in which we compete.

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

          OUR ACQUISITION STRATEGY MAY BE DILUTIVE AND DIFFICULT TO EXECUTE. A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that would allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Since January 1999 we have acquired Maverick Networks, Epigram, Inc. and Armedia, Inc., and have entered into definitive agreements to acquire HotHaus Technologies Inc. and AltoCom, Inc. We plan to continue to pursue acquisition opportunities in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development to production readiness, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt and contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A Common Stock to decline. Furthermore, if we issue equity securities to pay for an acquisition, as in the case of Maverick, Epigram and Armedia, the issuance may be dilutive to our existing shareholders. In addition, the debt or equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

          We cannot assure you that we will be able to consummate any of our pending acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. Moreover, due to our limited acquisition experience, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

          WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE. Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our current product revenue is derived from sales of products for the high-speed networking, cable set-top box and cable modem markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to successfully introduce and promote those products. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

          IF WE DO NOT ANTICIPATE AND ADAPT TO EVOLVING INDUSTRY STANDARDS OUR PRODUCTS COULD BECOME OBSOLETE AND WE COULD LOSE MARKET SHARE. Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies, such as 100Base-T4 for high-speed networking, which did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into these markets could materially and adversely affect our business, financial condition and results of operations.

          OUR FUTURE SUCCESS DEPENDS IN PART ON THE DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS. Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

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

          WE DEPEND ON TWO INDEPENDENT FOUNDRIES TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS, AND ANY FAILURE TO OBTAIN SUFFICIENT FOUNDRY CAPACITY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We do not own or operate a fabrication facility. Two outside foundries, Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan and Chartered Semiconductor Manufacturing ("Chartered") in Singapore, currently manufacture substantially all of our semiconductor devices in current production. Because we rely on outside foundries with limited capacity, we face several significant risks, including:

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

          The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Excess foundry capacity may not always be available when we need it or at reasonable prices. Availability of excess foundry capacity has recently been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. In addition, if either TSMC or Chartered experiences financial difficulties, whether as a result of the current Asian economic crisis or otherwise, if either foundry suffers any damage to its facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have certain manufacturing processes qualified if there is a disruption at the other foundry. If we choose to use a new foundry, it would typically take us several months to qualify the new foundry before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

          Maverick and Epigram have established relationships with foundries other than TSMC and Chartered, and we currently expect to use these other foundries to produce the initial products of Maverick and Epigram, subject to satisfactory qualification. In using these foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to TSMC and Chartered.

          WE MAY BE UNABLE TO RETAIN AND ATTRACT KEY PERSONNEL, WHICH COULD SERIOUSLY HARM OUR BUSINESS. Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry
T. Nicholas III, and our co-founder, Vice President of Research and Development, and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. We may not be able to attract as many qualified new personnel as we were able to employ prior to our initial public offering. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

          OUR INABILITY TO MANAGE GROWTH COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES, AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. During the past year, we have significantly increased the scope of our operations and expanded our workforce, growing from 376 employees in June 1998 to 688 employees in June 1999, including contract and temporary employees. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also expect we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In order to support our growth, we recently relocated our headquarters and Irvine operations into larger facilities, which allowed us to centralize all of our Irvine employees and operations on one campus. In the future, we may engage in other relocations of our employees or operations from time to time. These relocations could result in temporary disruptions of our operations or a diversion of our management's attention and resources. If we are unable to effectively manage our expanding operations, our business, financial condition and result of operations could be materially and adversely affected.

          THE LOSS OF EITHER OF THE TWO THIRD-PARTY SUBCONTRACTORS WHO ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES. Two third-party subcontractors, ASAT Ltd. in Hong Kong and ST Assembly Test Services ("STATS") in Singapore, assemble and test almost all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past, and could in the future, result in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with either ASAT or STATS. We typically procure services from these suppliers on a per order basis. If either ASAT or STATS experiences capacity constraints or financial difficulties, whether as a result of the current Asian economic crisis or otherwise, if either subcontractor suffers any damage to its facilities or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

          AS OUR INTERNATIONAL BUSINESS EXPANDS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO INTERNATIONAL OPERATIONS. We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United

States. In addition, approximately 14.3% of our total revenue in the six months ended June 30, 1999 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. We recently established an international distribution center in Singapore and a design center in Bunnik, The Netherlands. Furthermore, as a result of our acquisition of Armedia, Inc. in May 1999, we also maintain design and development activities in India. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

          o    difficulties in collecting receivables from foreign entities; and

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

          In addition, various government export regulations apply to the encryption or other features contained in some of our products. We have applied for export licenses under these regulations, but we cannot assure you that we will obtain these licenses or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside the United States. Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Any one or more of the foregoing factors could materially and adversely affect our business, financial condition or results of operations or require us to modify our current business practices significantly. We anticipate that these factors will impact our business to a greater degree as we expand our international business activities.

          OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART ON STRATEGIC RELATIONSHIPS WITH CERTAIN OF OUR CUSTOMERS. In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations would be materially and adversely affected.

          WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION. In order to remain competitive, we believe that we will have to transition our products to increasingly smaller geometries. This transition will require us to redesign certain of our products and modify the manufacturing process for our products. We continually evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting some of our products to smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

          WE MAY NOT ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently have four issued United States patents and have filed over 140 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

          In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations under those agreements, including product supply obligations, and do not correct this failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. In the future, we may have to engage in litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation may be very expensive, divert management's attention and materially and adversely affect our business, financial condition and results of operations.

          Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We recently settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our modem products. We are also currently involved in litigation with Sarnoff Corporation and Sarnoff Digital Communications, Inc., who allege that we misappropriated and misused certain of their trade secrets. In addition, we have received a letter from counsel for BroadCom, Inc. asserting rights in the "Broadcom" trademark and demanding that we stop using the Broadcom name. We have exchanged correspondence with BroadCom, Inc. that outlines our differing positions on that matter. It is possible that we will not prevail in these matters. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with these parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused these party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend these claims. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under third party's intellectual property rights. Under these circumstances, we may not be able to obtain a license on commercially reasonable terms, if at all.

          OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES AND SHORT PRODUCT CYCLES THAT CAN AFFECT OUR OPERATING RESULTS. After we have developed and delivered a product to a customer, our customer will often test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory, until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring these expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that this customer will ultimately market and sell their equipment or that these efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

          While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenues for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for these expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions, and we still have higher cost products in inventory, our operating results would be harmed.

          WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. These charges could materially and adversely affect our operating results.

          THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSES AND AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS. Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future continue to experience, these errors, defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or problems could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our suppliers, our customers and we test our products, we cannot assure you that our new products will not contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products and lose credibility with our current and prospective customers.

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

          WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD HARM OUR BUSINESS. The Federal Communications Commission has broad jurisdiction over each of our target markets. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. As a result, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business, financial condition and results of operations. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services or other aspects of their business may impede the sale of our products. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications. We may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

          WE ARE CONTROLLED BY CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES. As of July 31, 1999, our directors and executive officers beneficially owned approximately 41.7% of our outstanding common stock and 67.4% of the total voting control held by our shareholders. In particular, as of July 31, 1999, our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 39.3% of our outstanding common stock and 64.0% of the total voting control held by our shareholders. Accordingly, these shareholders will have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B Common Stock and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders will also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A Common Stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of these purchases.

          OUR STOCK PRICE IS HIGHLY VOLATILE. The market price of our Class A Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A Common Stock has traded as low as $23.50 and as high as $149.50 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

          OUR OPERATING RESULTS MAY BE NEGATIVELY IMPACTED BY YEAR 2000 COMPLIANCE PROBLEMS. Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field. These systems and software applications will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, these systems and applications will need to be upgraded to comply with the Year 2000 requirements or risk system failure, miscalculations or other disruptions to normal business activities.

          We are currently evaluating our Year 2000 readiness, both in terms of the compliance of our products and the compliance of our information systems and applications which monitor all aspects of our business, including financial systems, customer services, marketing information, infrastructure and telecommunications equipment. We are presently updating our products and internal information systems, but we may not be able to complete these upgrades in a timely manner or at reasonable costs. We also may not be able to anticipate the extent of the Year 2000 impact until the Year 2000 arrives due to the interaction between our own systems and products and the systems and products of third parties. We believe our greatest exposure to Year 2000 risks relates to the readiness of the third party suppliers who fabricate, assemble and test our products and of our customers, who incorporate our products into their own products. Any failure of these third parties to resolve their own Year 2000 issues in a timely manner could cause a material disruption in our business and affect the marketability of our products.

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

          WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US. We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

          It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

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

          OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE PRICE OF OUR COMMON STOCK. Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and will in the future issue shares of Class B Common Stock to certain holders. Those shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our publicly-held Class A Common Stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue these shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B Common Stock, and our officers' ownership of a majority of the Class B Common Stock and the ability of our Board of Directors to issue preferred stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A Common Stock at a premium over the market price for this stock. Finally, these factors may also materially and adversely affect the market price of our Class A Common Stock, and the voting and other rights of the holders of our Class A Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In December 1996 Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleged that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringed one of STI's patents (the "'352 Patent"). STI sought an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and asserted a counterclaim requesting declaratory relief that the Company was not infringing the '352 Patent and that the '352 Patent was invalid and unenforceable. In May 1999 the Company brought a separate action against STI and an STI subsidiary in California Superior Court for misappropriation of certain Company trade secrets. On June 16, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all claims and counterclaims in both actions. Under the terms of the settlement agreement, STI granted to the Company a worldwide, non-exclusive, royalty-free license to STI's rights in patents and patent applications, and all inventions conceived, through the date of the agreement, relating to any transmitter or receiver technology, or design or invention capable of use over a coaxial cable transmission medium, excluding patent claims specifically claiming Code Division Multiple Access
(CDMA) inventions. The Company also obtained the option to acquire licenses on commercially reasonable terms to STI's patent claims based upon CDMA inventions capable of use over a coaxial cable transmission medium, and STI agreed not to bring any future action against the Company, its suppliers or customers for patent infringement or trade secret misappropriation resulting from commercial use of any of the Company's existing technology, designs or products. In connection with the settlement, the Company made a one-time payment to STI and the parties exchanged mutual releases. Neither party admitted any liability in connection with the various actions.

          In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc. (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997 the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon the Company's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999 the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Subsequently the Court denied the Company's petition for attorneys' fees in the case. Judgment on the Court's February 2 and April 27 orders was entered on May 19, 1999. On July 1, 1999, Sarnoff filed an appeal of both orders in the Superior Court of New Jersey, Appellate Division.

          In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following trial in the New Jersey action, the parties stipulated to lift the stay so that litigation of the California action could go forward. Sarnoff then filed a motion for summary judgment in the California case on the basis that the issues therein have been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. The Company has opposed the motion and believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action. A hearing on Sarnoff's motion has been scheduled for August 16, 1999. No discovery has yet occurred in the case.

          In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the initial public offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d) Use of Proceeds from Sales of Registered Securities. On April 21, 1998, the Company completed an initial public offering (the "Offering") of its Class A Common Stock, $0.0001 par value. The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1993, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-45619) that was declared effective by the SEC on April 16, 1998. Of the total shares sold, 6,240,000 shares were sold by the Company (including 710,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), 1,810,000 shares were sold by selling shareholders (including 340,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) and 1,000,000 shares were sold by the Company to Cisco Systems in a concurrent registered offering that was not underwritten. The purchase price for the underwritten shares was $12.00 per share and the purchase price of the shares sold to Cisco Systems was $11.16 per share. The aggregate price of the Offering amount registered was approximately $107.8 million.

          In connection with the Offering, the Company paid an aggregate of approximately $5.2 million in underwriting discounts and commissions and paid other expenses of approximately $1.6 million. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering and sale of shares to Cisco Systems of approximately $79.2 million. Through June 30, 1999, the Company has used approximately $59.0 million of the proceeds for repayment of debt, purchase of capital equipment, payment of merger related costs and for payment of litigation settlement costs. The balance of the proceeds will be used for general corporate purposes, including working capital and capital purchases such as design tools, lab equipment and leasehold improvements associated with the Company's continued growth. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   An Annual Meeting of Shareholders of the Company was held on May 6, 1999.

(b) At the Annual Meeting the Shareholders elected each of the following nominees as directors, to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

      Nominees                 Class A Shares       Class B Shares       Class B Votes         Total Votes
      --------                 --------------       --------------       -------------         -----------
Henry T. Nicholas III, Ph.D.     26,278,846           43,113,356          431,133,560          457,412,406
Henry Samueli, Ph.D.             26,293,241           43,113,356          431,133,560          457,426,801
Myron S. Eichen                  26,273,172           43,113,356          431,133,560          457,406,732
Alan E. Ross                     26,292,931           43,113,356          431,133,560          457,426,491
Werner F. Wolfen                 26,284,650           43,112,606          431,126,060          457,410,710

(c) At the Annual Meeting the shareholders ratified the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999. The vote on ratification was as follows:

                Class A Shares      Class B Shares        Class B Votes         Total Votes
                --------------      --------------        -------------         -----------
For               26,309,290           43,112,606          431,126,060          457,435,350
Against               14,504                    0                    0               14,504
Abstain               15,198                5,050               50,500               65,698


ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

2.1       Acquisition Agreement by and among Broadcom Corporation, Broadcom
          (BVI) Limited, 585573 B.C. LTD., 3030814 Nova Scotia ULC and HotHaus Technologies Inc.

27.1      Financial Data Schedule

(b)       Reports on Form 8-K

          On April 28, 1999, the Company filed a report on Form 8-K relating to its agreement to acquire Epigram, Inc.

          On June 1, 1999, the Company filed a report on Form 8-K relating to its agreement to acquire Armedia, Inc. and the completion of its acquisitions of Maverick Networks, Epigram, Inc. and Armedia, Inc.

          On June 23, 1999, the Company filed a report on Form 8-K to provide selected unaudited combined pro forma financial statement data giving effect to the business combinations between the Company and Maverick Networks, Epigram, Inc. and Armedia, Inc.

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


                                    BROADCOM CORPORATION
                                    A CALIFORNIA CORPORATION
                                    (Registrant)



August 16, 1999                     /s/  WILLIAM J. RUEHLE
                                    -------------------------------------------
                                    William J. Ruehle
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

     2.1 Acquisition Agreement by and among Broadcom Corporation, Broadcom (BVI) Limited, 585573 B.C. LTD., 3030814 Nova Scotia ULC and HotHaus Technologies Inc.

     27.1           Financial Data Schedule