Form 10-Q
period 1999-09-30
BROADCOM CORP
filed 1999-11-15
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of November 10, 1999: 52,322,326 shares of Class A common stock and 51,819,168 shares of Class B common stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                           THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Unaudited Condensed Consolidated Balance Sheets at
               September 30, 1999 and December 31, 1998                                1

               Unaudited Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1999 and 1998                 2

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1999 and 1998                   3

               Notes to Unaudited Condensed Consolidated Financial Statements          4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk             37

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                      37

Item 2.        Change in Securities and Use of Proceeds                               40

Item 3.        Defaults Upon Senior Securities                                        41

Item 4.        Submission of Matters to a Vote of Security Holders                    41

Item 5.        Other Information                                                      41

Item 6.        Exhibits and Reports on Form 8-K                                       41

Signatures                                                                            43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September 30,         December 31,
                                                                   1999                1998 (1)
                                                               -------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 147,926            $  72,511
   Short-term investments                                           78,348               34,344
   Accounts receivable, net                                         64,460               42,279
   Inventory                                                        12,257                7,325
   Deferred taxes                                                    7,183                6,184
   Other current assets                                             13,083               10,001
                                                                 ---------            ---------
        Total current assets                                       323,257              172,644
Property and equipment, net                                         43,247               31,600
Long-term investments                                               20,072               42,826
Deferred taxes                                                      60,865                6,721
Other assets                                                         8,780                6,790
                                                                 ---------            ---------
        Total assets                                             $ 456,221            $ 260,581
                                                                 =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                        $  54,796            $  22,374
   Wages and related benefits                                       11,792                3,135
   Accrued liabilities                                              23,384                8,217
   Current portion of long-term debt                                   415                7,252
                                                                 ---------            ---------
        Total current liabilities                                   90,387               40,978
Long-term debt, less current portion                                   865                4,100
Shareholders' equity:
   Common stock                                                    314,447              206,932
   Notes receivable from employees                                  (1,825)              (2,743)
   Deferred compensation                                            (5,875)              (6,926)
   Retained earnings                                                58,222               18,240
                                                                 ---------            ---------
        Total shareholders' equity                                 364,969              215,503
                                                                 ---------            ---------
        Total liabilities and shareholders' equity               $ 456,221            $ 260,581
                                                                 =========            =========



(1) The consolidated balance sheet as of December 31, 1998 has been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                              ---------------------------        ---------------------------
                                                1999              1998(1)          1999              1998(1)
                                              --------           --------        --------           --------
Revenue                                       $138,353           $ 55,474        $357,360           $141,838
Cost of revenue                                 55,518             24,898         144,062             60,408
                                              --------           --------        --------           --------
Gross profit                                    82,835             30,576         213,298             81,430
Operating expense:
   Research and development                     27,791             14,085          77,153             33,344
   Selling, general and administrative          13,846              8,285          40,856             20,998
                                              --------           --------        --------           --------
        Total operating expense                 41,637             22,370         118,009             54,342
Merger related costs                             4,088                 --          15,210                 --
Litigation settlement costs                         --                 --          17,036                 --
                                              --------           --------        --------           --------
Income from operations                          37,110              8,206          63,043             27,088
Interest and other income, net                   2,091              1,260           5,723              2,884
                                              --------           --------        --------           --------
Income before income taxes                      39,201              9,466          68,766             29,972
Provision for income taxes                      12,001              4,294          22,349             13,394
                                              --------           --------        --------           --------
Net income                                    $ 27,200           $  5,172        $ 46,417           $ 16,578
                                              ========           ========        ========           ========
Basic earnings per share                      $    .27           $    .06        $    .47           $    .20
                                              ========           ========        ========           ========
Diluted earnings per share                    $    .23           $    .05        $    .40           $    .17
                                              ========           ========        ========           ========
Weighted average shares (basic)                100,161             90,850          98,256             81,241
                                              ========           ========        ========           ========
Weighted average shares (diluted)              117,332            105,869         114,669            100,212
                                              ========           ========        ========           ========



(1) The consolidated statements of operations for the three and nine months ended September 30, 1998 have been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Nine Months Ended
                                                                  September 30,
                                                          ------------------------------
                                                            1999                1998(1)
                                                          ---------            ---------
OPERATING ACTIVITIES
Net income                                                $  46,417            $  16,578
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           10,129                6,017
     Amortization of deferred compensation                    3,105                  913
     Deferred taxes                                         (55,143)                (539)
     Change in operating assets and liabilities:
        Accounts receivable                                 (22,181)             (15,358)
        Inventory                                            (4,932)              (3,172)
        Prepaid expenses and other assets                    (8,141)              (6,476)
        Accounts payable                                     32,422                7,202
        Income taxes                                          6,264                  469
        Other accrued liabilities                            20,629                6,973
                                                          ---------            ---------
Net cash provided by operating activities                    28,569               12,607
INVESTING ACTIVITIES
Purchases of property and equipment                         (21,479)             (22,515)
Purchases of held-to-maturity investments                   (21,250)             (59,836)
                                                          ---------            ---------
Net cash used in investing activities                       (42,729)             (82,351)
FINANCING ACTIVITIES
Proceeds from long-term obligations                              --                4,535
Payments on long-term obligations                            (6,797)              (3,883)
Payments on capital lease obligations                          (430)                (259)
Net proceeds from initial public offering
   of Class A common stock                                       --               79,170
Net proceeds from issuance of common stock                   22,432                4,188
Tax benefit from exercise of stock options and
   stock purchase plan                                       73,452                4,151
Proceeds from repayment of notes receivables
   from employees                                               918                  430
                                                          ---------            ---------
Net cash provided by financing activities                    89,575               88,332
                                                          ---------            ---------
Increase in cash and cash equivalents                        75,415               18,588
Cash and cash equivalents at beginning of period             72,511               33,031
                                                          ---------            ---------
Cash and cash equivalents at end of period                $ 147,926            $  51,619
                                                          =========            =========

Supplemental disclosure of non-cash activities:
     Notes receivable from employees in connection
        with exercise of stock options                    $      --            $     191
                                                          =========            =========
     Purchase of equipment through capital leases         $     297            $     616
                                                          =========            =========

(1) The consolidated statement of cash flows for the nine months ended September 30, 1998 has been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.      Basis of Presentation

                The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at September 30, 1999 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited restated consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on September 17, 1999.

2.      Business Combinations

        Pooling-of-Interests Transactions

                On August 31, 1999 the Company completed the acquisitions of HotHaus Technologies Inc. ("HotHaus") and AltoCom, Inc. ("AltoCom"). HotHaus is a provider of OpenVoIP(TM) (Voice over Internet Protocol) embedded communications software that enables transmission of digital voice, fax and data packets over data networks, including the Internet. AltoCom offers complete software data/fax modem implementations for general purpose embedded processors, PC CPUs and digital signal processors. In connection with the acquisitions, the Company issued 3,361,571 shares of its Class B common stock and reserved an additional 258,263 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options and other rights.

                Each of the two acquisitions was accounted for as a pooling of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the pooled operations of HotHaus and AltoCom as if they had combined with the Company at the beginning of the first period presented. The restated historical consolidated financial statements also include the pooled operations of the Company's prior acquisitions.

                A reconciliation of revenue, net income and diluted earnings per share originally reported for the three and nine months ended September 30, 1998, to the amounts presented in the accompanying Statements of Operations is as follows:

                                                        Three                 Nine
                                                    Months Ended           Months Ended
                                                September 30, 1998      September 30, 1998
                                                ------------------      ------------------
                                                   (In thousands, except per share data)
        Revenue
             Broadcom and subsidiaries               $ 52,485                $133,197
             HotHaus and AltoCom                        2,989                   8,641
                                                     --------                --------
                 Total                            $ 55,474                $141,838
                                                     ========                ========

        Net income
             Broadcom and subsidiaries               $  4,653                $ 15,010
             HotHaus and AltoCom                          519                   1,568
                                                     --------                --------
                 Total                               $  5,172                $ 16,578
                                                     ========                ========

        Diluted earnings per share
             Broadcom and subsidiaries               $    .05                $    .15
             HotHaus and AltoCom                           --                     .02
                                                     --------                --------
                 Total                               $    .05                $    .17
                                                     ========                ========

                Included in revenue for the three and nine months ended September 30, 1999 were revenues of $1.8 million and $8.3 million, respectively, from HotHaus and AltoCom incurred prior to the closing of the acquisitions on August 31, 1999. Included in net income for the three and nine months ended September 30, 1999 were net losses of $1.5 million and $1.6 million, respectively, from HotHaus and AltoCom incurred prior to August 31, 1999.

        Merger Related Costs

                In connection with the acquisitions of HotHaus and AltoCom, the Company recorded approximately $4.1 million in charges in the three months ended September 30, 1999 for direct and other merger-related costs and certain restructuring programs.

                Merger transaction costs of approximately $3.8 million consisted primarily of fees of attorneys, investment bankers, accountants and other related charges. Restructuring costs of approximately $0.3 million included the disposal of duplicative assets and adjustments to conform the accounting policies of HotHaus and AltoCom to those of the Company.

3.      Earnings Per Share

                The following table sets forth the computation of earnings per share:

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                --------------------------        --------------------------
                                                                   1999             1998             1999             1998
                                                                ---------        ---------        ---------        ---------
                                                                           (In thousands, except per share data)
Numerator:  Net income                                          $  27,200        $   5,172        $  46,417        $  16,578
                                                                =========        =========        =========        =========
Denominator:
      Weighted-average shares outstanding                         103,008           96,093          101,528           87,480
      Less:  nonvested common shares outstanding                   (2,847)          (5,243)          (3,272)          (6,239)
                                                                ---------        ---------        ---------        ---------
Denominator for basic earnings per common share                   100,161           90,850           98,256           81,241
Effect of dilutive securities:
      Nonvested common shares                                       2,500            3,345            2,453            3,835
      Stock options                                                14,671           11,531           13,868            9,432
      Warrants                                                         --              143               92               69
      Convertible preferred stock                                      --               --               --            5,635
                                                                ---------        ---------        ---------        ---------
Denominator for diluted earnings per common share                 117,332          105,869          114,669          100,212
                                                                =========        =========        =========        =========
Basic earnings per share                                        $    0.27        $    0.06        $    0.47        $    0.20
                                                                =========        =========        =========        =========
Diluted earnings per share                                      $    0.23        $    0.05        $    0.40        $    0.17
                                                                =========        =========        =========        =========

4.      Inventory

                Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                    September 30,         December 31,
                                        1999                  1998
                                    -------------         ------------
                                             (In thousands)

        Work in process               $ 9,327               $ 3,546
        Finished goods                  2,930                 3,779
                                      -------               -------
                                      $12,257               $ 7,325
                                      =======               =======

5.      Long-Term Debt

                The following is a summary of the Company's long-term debt:

                                                               September 30,     December 31,
                                                                    1999             1998
                                                               -------------     ------------
                                                                       (In thousands)
        Long-term notes at rates from 10.75% to 12.25%
          secured by certain of the Company's assets              $     --         $  3,512
        Non-interest bearing notes payable                              --            6,427
        Capitalized lease obligations payable in varying
          monthly installments at rates from 8.2% to 14.7%           1,280            1,413
                                                                  --------         --------
                                                                     1,280           11,352
         Less current portion of long-term debt                       (415)          (7,252)
                                                                  --------         --------
                                                                  $    865         $  4,100
                                                                  ========         ========

6.      Shareholders' Equity

                On February 17, 1999 the Company effected a two-for-one stock split of the Company's Class A common stock and Class B common stock in the form of a 100% stock dividend. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

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

                In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc., (collectively, "Sarnoff") filed a complaint in New Jersey Superior
        Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997 the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon the Company's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999 the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Subsequently the Court denied the Company's petition for attorneys' fees in the case. Judgment on the Court's February 2 and April 27 orders was entered on May 19, 1999. On July 1, 1999, Sarnoff filed an appeal of both orders in the Superior Court of New Jersey, Appellate Division.
        In October 1999 Sarnoff requested that the Appellate Division dismiss the appeal and the court did so.

                In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following trial in the New Jersey action, the parties stipulated to lift the stay so that litigation of the California action could go forward. Sarnoff then filed a motion for summary judgment in the California case on the basis that the issues therein have been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument on August 16, 1999, the Court granted Sarnoff's motion and dismissed Broadcom's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. No discovery has yet occurred in the case.

                In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the Offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

                In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom, asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola,
        (ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled the first stage of trial for January 2001, with a secondary stage scheduled for March 2001. AltoCom became a subsidiary of the Company on August 31, 1999.

                Although AltoCom believes that it has strong defenses, a finding of infringement by AltoCom in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that AltoCom withdraw various products from the market, and indemnification claims by AltoCom's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

        This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning projected revenues, expenses and gross profit, the need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries, and the success of pending litigation. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.

        The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 1998, in our Current Report on Form 8-K/A filed with the SEC on September 17, 1999, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

        The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1998 and our Current Report on Form 8-K/A filed September 17, 1999, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

        We are a leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, data and video content to and throughout the home and within the business enterprise. Our products enable the high-speed transmission of data over existing communications infrastructures, most of which were not originally intended for digital data transmission. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During this period, we generated the majority of our total revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our total revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of software and software support and sales of system level reference designs.

        From time to time, our key customers have placed large orders causing quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 63.4% of our total revenue in the three months ended September 30, 1999 compared to 69.3% in the three months ended September 30, 1998. In the nine months ended September 30, 1999 sales to our five largest customers decreased to 69.1% of our total revenue compared to 71.6% in the respective prior year period. We expect that our key customers will continue to account for a significant portion of our total revenue for 1999 and in the future.

        Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

        -       our product mix;

        -       the position of our products in their respective life cycles;

        -       competitive pricing strategies;

        -       the mix of product revenue and development revenue; and

        -       manufacturing cost efficiencies and inefficiencies.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

        The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                              ------------------------        ------------------------
                                               1999            1998(1)         1999            1998(1)
                                              ------           -------        ------           -------
Revenue                                        100.0%           100.0%         100.0%           100.0%
Cost of revenue                                 40.1             44.9           40.3             42.6
                                              ------           ------         ------           ------
Gross profit                                    59.9             55.1           59.7             57.4
Operating expense:
   Research and development                     20.1             25.4           21.6             23.5
   Selling, general and administrative          10.0             14.9           11.5             14.8
                                              ------           ------         ------           ------
        Total operating expense                 30.1             40.3           33.1             38.3
Merger related costs                             3.0               --            4.2               --
Litigation settlement costs                       --               --            4.7               --
                                              ------           ------         ------           ------
Income from operations                          26.8             14.8           17.7             19.1
Interest and other income, net                   1.5              2.3            1.6              2.0
                                              ------           ------         ------           ------
Income before income taxes                      28.3             17.1           19.3             21.1
Provision for income taxes                       8.6              7.8            6.3              9.4
                                              ------           ------         ------           ------
Net income                                      19.7%             9.3%          13.0%            11.7%
                                              ======           ======         ======           ======

(1) Restated for acquisitions accounted for using the pooling-of-interests method.

        Effects of Pooling-of-Interests Transactions. On August 31, 1999 we completed the acquisitions of HotHaus Technologies Inc. and AltoCom, Inc. Each of the acquisitions was accounted for as a pooling of interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the pooled operations of these two companies as if they had combined with our company at the beginning of the first period presented. The restated historical consolidated financial statements also include the pooled operations of the Company's prior acquisitions. Included in revenue for the three and nine months ended September 30, 1998 were revenues of $3.0 million and $8.6 million, respectively, from HotHaus and AltoCom. Included in revenue for the three and nine months ended September 30, 1999 were revenues of $1.8 million and $8.3 million, respectively, from HotHaus and AltoCom incurred prior to August 31, 1999. Included in net income for the three and nine months ended September 30, 1998 were net income of $0.5 million and $1.6 million, respectively, from HotHaus and AltoCom. Included in net income for the three and nine months ended September 30, 1999 were net losses of $1.5 million and $1.6 million, respectively, from HotHaus and AltoCom incurred prior to August 31, 1999.

        Revenue. Revenue consists principally of product revenue generated by sales of our semiconductor products. Revenue for the three months ended September 30, 1999 was

$138.4 million, an increase of $82.9 million or 149.4% from revenue of $55.5 million in the three months ended September 30, 1998. Revenue for the nine months ended September 30, 1999 was $357.4 million, an increase of $215.5 million or 151.9% from revenue of $141.8 million in the nine months ended September 30, 1998. This growth in revenue was derived mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

        Gross Profit. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended September 30, 1999 was $82.8 million or 59.9% of revenue, an increase of $52.3 million as compared with gross profit of $30.6 million or 55.1% of revenue in the three months ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 was $213.3 million or 59.7% of revenue, an increase of $131.9 million as compared with gross profit of $81.4 million or 57.4% of revenue in the nine months ended September 30, 1998. The increase in gross profit was primarily attributable to the significant increase in the volume of product shipments. The increase in gross profit as a percentage of revenue was driven by cost reductions from our suppliers as well as lower than expected rates of price erosion in our major markets. We expect that gross profit as a percentage of revenue will decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by future introduction of certain lower margin products.

        Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended September 30, 1999 was $27.8 million or 20.1% of revenue, an increase of $13.7 million or 97.3% as compared with research and development expense of $14.1 million or 25.4% of revenue for the three months ended September 30, 1998. Research and development expense in the nine months ended September 30, 1999 was $77.2 million or 21.6% of revenue, an increase of $43.8 million or 131.4% as compared with research and development expense of $33.3 million or 23.5% of total revenue for the nine months ended September 30, 1998. The increase in research and development expense in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue in the three and nine months ended September 30, 1999 as compared to the respective prior year periods. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future.

        Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended September 30, 1999 was $13.8 million or 10.0% of revenue, an increase of $5.6 million or 67.1% as compared with selling, general and administrative expense of $8.3 million or 14.9% of revenue for the three months ended September 30, 1998. Selling, general and administrative expense for the nine months ended September 30, 1999 was $40.9 million or 11.5% of revenue, an increase of $19.9 million or 94.6% as compared with selling, general and administrative expense of $21.0 million or 14.8% of revenue for the nine months ended September 30, 1998. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation in the nine months ended September 30, 1999. The decline in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three and nine months ended September 30, 1999 as compared with the respective prior year periods. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations and periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

        Merger Related Costs. Merger related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. Merger related costs of approximately $11.1 million in the nine months ended September 30, 1999 were incurred in connection with the acquisitions of Maverick Networks, Epigram, Inc. and Armedia, Inc. Merger related costs of approximately $4.1 million in the three and nine months ended September 30, 1999 were incurred in connection with the acquisitions of HotHaus and AltoCom. No comparable merger related costs were incurred in the year-earlier periods.

        Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. Litigation settlement costs of approximately $17.0 million were incurred in the nine months ended September 30, 1999. No comparable litigation settlement costs were incurred in the three months ended September 30, 1999 or in the year-earlier periods.

        Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended September 30, 1999 was $2.1 million, an increase of $0.8 million as compared with $1.3 million in the three months ended September 30, 1998. Interest and other income, net for the nine months ended September 30, 1999 was $5.7 million, an increase of $2.8 million as compared with $2.9 million in the nine months ended September 30, 1998. The increase was principally due to higher cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems, Inc. in April 1998, a follow-on offering in October 1998 and cash generated by operations.

        Provision for Income Taxes. We accrue a provision for federal and state income tax at the applicable statutory rates. Our effective tax rate was approximately 32.5% for the nine months ended September 30, 1999 and approximately 44.7% for the nine months ended September 30, 1998. The difference between our effective tax rate for the nine months ended September 30, 1999 and the federal statutory tax rate of 34% was primarily related to the effect of state income taxes and research and development tax credits. The effective tax rate in the nine months ended September 30, 1998 was negatively impacted by our inability to recognize the tax benefit of Epigram and Armedia net operating losses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 1999 we had $232.9 million in working capital, $226.3 million in cash, cash equivalents and short-term investments, and $20.1 million in long-term investments. At December 31, 1998 we had $131.7 million in working capital, $106.9 million in cash, cash equivalents and short-term investments, and $42.8 million in long-term investments.

        Operating activities provided cash in the amount of $28.6 million and $12.6 million in the nine months ended September 30, 1999 and 1998 respectively, primarily from net income, depreciation and amortization, an increase in accounts payable, and a growth in accrued liabilities, partially offset by increases in deferred tax assets, accounts receivable, inventory and prepaid expenses and other assets.

        In the nine months ended September 30, 1999 our investing activities used $21.5 million in cash for the purchase of capital equipment and $21.3 million for the purchase of held-to-maturity securities. In the nine months ended September 30, 1998, our investing activities used $22.5 million in cash for the purchase of capital equipment to support our expanding operations and $59.8 million for the purchase of held-to-maturity investments.

        Cash provided by financing activities was $89.6 million in the nine months ended September 30, 1999 primarily from $73.5 million in tax benefits related to stock option exercises and $22.4 million in proceeds from the issuance of common stock, partially offset by $6.8 million in payments on long-term obligations of acquired companies. Financing activities provided cash of $88.3 million in the nine months ended September 30, 1998, primarily from the aggregate net proceeds of $79.2 million from our initial public offering and sale of shares to Cisco Systems in April 1998.

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

        We had commitments totaling approximately $10 million as of September 30, 1999, primarily for the purchase of engineering design tools. During 1998, we spent $30.1 million on capital equipment to support our expanding operations. We expect that we will spend more than that amount during 1999 to purchase additional workstation hardware and design tools, test equipment, information systems and leasehold improvements as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        -       the market acceptance of our products;

        - the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

        -       volume price discounts;

        - our business, product, capital expenditure and research and development plans and technology roadmap;

        - the levels of inventory and accounts receivable that we maintain;

        -       capital improvements to new and existing facilities;

        -       technological advances;

        -       our competitors' response to our products; and

        -       our relationships with suppliers and customers.

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

        We have completed our business risk assessment of the impact that the Year 2000 problem may have on our operations. We may need to revise this assessment as new information is made available to us. To date, we have identified the following four key areas of our business that may be affected:

        Products. We have evaluated each of our current products and believe that they do not contain date sensitive functionality. We cannot determine whether all of our customers' products into which our products are incorporated will be Year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

        Internal Infrastructure. The Year 2000 problem could affect the systems, transaction processing computer applications and devices used by us to operate and monitor all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll), security systems, customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems and other systems with embedded computer chips. We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to our business. To date, we have upgraded or replaced affected critical systems and completed testing of our Enterprise Resource Planning transactional application and believe it is Year 2000 ready. Because most of the software applications used by us are recent versions of vendor supported, commercially available products, we have not incurred, and do not expect in the future to incur, significant costs to upgrade these applications as Year 2000 compliant versions are released by the respective vendors. We will continue to seek certifications that products installed are Year 2000 ready through the end of 1999.

        Third-Party Suppliers. We rely, directly and indirectly, on external systems utilized by our third-party suppliers for the management and control of fabrication and the assembly and testing of substantially all of our products. We have completed surveys and on-site visits of the two independent foundries, Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor Manufacturing, that fabricate substantially all of our semiconductor devices in current production. In addition, we have completed surveys and on-site visits of the two subcontractors, ASAT Ltd. and ST Assembly Test Services, that assemble and test substantially all of our current products to identify and, to the extent possible, resolve issues involving the Year 2000 problem. The key suppliers mentioned above reported completion of their Year 2000 readiness. While we continue to monitor their readiness status and expect to resolve any significant Year 2000 problems, it is possible that these suppliers or new suppliers will not be able to resolve all or any Year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 problems in a timely manner could materially disrupt our business. Any such disruption could negatively impact our sales, harm our relationships with our customers, and materially and adversely affect our business, financial condition and results of operations.

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

        We presently estimate that the total cost of addressing our Year 2000 issues will be approximately $300,000. To date, we have incurred approximately $80,000 in expenditures for testing of systems. This estimate was derived using numerous assumptions, including but not limited to the assumptions that we have already identified our most significant Year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially and adversely from those anticipated after completion of remediation, testing and contingency planning phases.

        We have developed contingency plans to address those Year 2000 issues that may pose a significant risk to our on-going operations. These plans include buffer inventories for certain products, implementation of manual procedures to compensate for system deficiencies, and contract IS resources to immediately address issues should they arise. However, any contingency plans we implement may not succeed or may not be adequate to meet our needs without materially impacting our operations. In addition, the delays and inefficiencies inherent in conducting operations in an alternative manner could materially and adversely affect our results of operations. More specifically, if our third party suppliers were to lose power, or the ability to ship product as a result of Year 2000 related issues, we would be exposed to missing customer shipments and potentially losing revenues and profits.

RISK FACTORS

        BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K AND SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

        Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

        - the volume of our product sales and pricing concessions on volume sales;

        - the timing, rescheduling or cancellation of significant customer orders;

        -       the gain or loss of a key customer;

        - the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

        - wafer pricing and the availability of foundry and assembly capacity and raw materials;

        - our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

        - the timing of customer qualification and industry interoperability certification of new products and the risks of non-qualification or non-certification;

        - the rate at which our present and future customers and end users adopt Broadcom's technologies in our target markets;

        - the rate of adoption and acceptance of new industry standards in our target markets;

        - intellectual property disputes and customer indemnification claims;

        - the risks inherent in our acquisitions of technologies and businesses, including the timing and successful completion of technology and product development through volume production, integration issues, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, accounting charges, and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized;

        -       the effectiveness of our product cost reduction efforts;

        - fluctuations in our manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of our products;

        -       the effects of new and emerging technologies;

        - risks and uncertainties associated with our international operations;

        - our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans;

        - problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

        -       changes in our product or customer mix;

        -       the quality of our products and any remediation costs;

        - the effects of natural disasters and other events beyond our control;

        - the level of orders received that we can ship in a fiscal quarter;

        - economic and market conditions in the semiconductor industry and the broadband communications markets;

        - potential business disruptions, claims, expenses and other difficulties resulting from "Year 2000" problems in computer-based systems used by us, our suppliers or our customers; and

        -       general economic and market conditions.

        We intend to continue to increase our operating expenses in 1999 and 2000. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

        Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

BECAUSE WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, THE LOSS OF A KEY CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS. IN ADDITION, IF WE ARE UNABLE TO CONTINUE TO SELL EXISTING AND NEW PRODUCTS TO OUR KEY CUSTOMERS IN SIGNIFICANT QUANTITIES OR TO ATTRACT NEW SIGNIFICANT CUSTOMERS, OUR FUTURE OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

        We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to General Instrument, 3Com and Cisco, including sales to their respective manufacturing subcontractors, accounted for approximately 29.7%, 17.6% and 11.8%, respectively, of our revenue in the nine months ended September 30, 1999. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 63.4% of our total revenue in the three months ended September 30, 1999 compared to 69.3% in the three months ended September 30, 1998. In the nine months ended September 30, 1999 sales to our five largest customers decreased to 69.1% of our total revenues compared to 71.6% in the respective prior year period. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

        We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

        - Most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty.

        - Our agreements with our customers typically do not require them to purchase a minimum amount of our products.

        - Many of our customers have pre-existing relationships with our current or potential competitors that may affect their decision to purchase our products.

        - Our customers face intense competition from other manufacturers that do not use our products.

        - Some of our customers offer or may offer products that compete with our products.

        - Our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products.

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

WE FACE INTENSE COMPETITION IN THE BROADBAND COMMUNICATIONS MARKETS AND SEMICONDUCTOR INDUSTRY, WHICH COULD REDUCE OUR MARKET SHARE IN EXISTING MARKETS AND AFFECT OUR ENTRY INTO NEW MARKETS.

        The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. We currently compete in the cable set-top box market with Conexant, Fujitsu, LSI Logic, Motorola, Philips Electronics, STMicroelectronics, Texas Instruments and VLSI Technology, a subsidiary of Philips Electronics, for communication devices, and with ATI Technologies, C-Cube, LSI Logic, Motorola, STMicroelectronics and Texas Instruments in the MPEG/graphics segment. We expect that other major semiconductor manufacturers will enter the market as digital broadcast television and other digital cable television markets become more established. A number of companies, including Conexant, Libit Signal Processing, a subsidiary of Texas Instruments, and others have announced MCNS/DOCSIS compliant products, which could result in significant competition in the cable modem market. In the high-speed office networking market, we principally compete with established suppliers including Galileo, Level One Communications, a subsidiary of Intel Corporation, Lucent Technologies, National Semiconductor and Texas Instruments. A number of smaller companies have announced products in our target markets, such as Altima, Seeq, a subsidiary of LSI Logic, and Allayer. We also compete for customer specific ASICs against traditional ASIC suppliers such as Lucent, LSI Logic, NEC and Toshiba. Our principal competitors in the DBS and terrestrial broadcast market include Conexant, Fujitsu, Hyundai, LG Semiconductors, Libit, LSI Logic, Lucent, Motorola, Nxtwave Communications, Oren, Philips Electronics, Sony, STMicroelectronics and VLSI Technology. Our principal competitors in the xDSL market include Alcatel, Analog Devices, Conexant, Globespan, Lucent, Motorola, Siemens and Texas Instruments. As the home networking market develops, we expect to encounter competition from various competitors, including Advanced Micro Devices, Conexant, Intel, Lucent and Texas Instruments. In all of the foregoing markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also believe we will encounter further consolidation in the markets in which we compete.

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

OUR ACQUISITION STRATEGY MAY REQUIRE US TO MAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

        A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that would allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Since January 1999, we have acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc. and AltoCom, Inc. We plan to continue to pursue acquisition opportunities in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development to production readiness, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt and contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Furthermore, if we issue equity or convertible debt securities to pay for an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of the holders of our Common Stock.

        We cannot assure you that we will be able to consummate any of our acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. Moreover, due to our limited acquisition experience, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

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

IF WE DO NOT ANTICIPATE AND ADAPT TO EVOLVING INDUSTRY STANDARDS IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS, OUR PRODUCTS COULD BECOME OBSOLETE AND WE COULD LOSE MARKET SHARE.

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

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW SILICON SOLUTIONS SUCCESSFULLY AND IN A COST-EFFECTIVE AND TIMELY MANNER OR TO ACHIEVE MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED.

        Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

        - accurately predict market requirements and evolving industry standards;

        -       accurately define new products;

        -       timely complete and introduce new product designs;

        - timely qualify and obtain industry interoperability certification of our products and our customers' products into which our products will be incorporated;

        -       obtain sufficient foundry capacity;

        -       achieve high manufacturing yields; and

        - gain market acceptance of our products and our customers' products.

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

        We do not own or operate a fabrication facility. Two outside foundries, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan and Chartered Semiconductor Manufacturing, or Chartered, in Singapore, currently manufacture substantially all of our semiconductor devices in current production. In September 1999, TSMC's principal facility was affected by a significant earthquake in Taiwan. As a consequence of this earthquake, TSMC suffered power outages and equipment damage that have impaired TSMC's wafer deliveries and, together with strong demand, could result in wafer shortages and higher wafer pricing industry wide.

        Because we rely on outside foundries with limited capacity, we face several significant risks, including:

        -       a lack of ensured wafer supply;

        - limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

        - the unavailability of or potential delays in obtaining access to key process technologies.

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

        The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Excess foundry capacity may not always be available when we need it or at reasonable prices. Availability of excess foundry capacity has recently been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. In addition, if either TSMC or Chartered experiences financial difficulties, whether as a result of the recent Asian economic crisis or otherwise, if either foundry suffers any damage to its facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

        Maverick and Broadcom HomeNetworking, Inc., formerly known as Epigram, Inc., have established relationships with foundries other than TSMC and Chartered, and we currently expect to use these other foundries to produce the initial products of Maverick and Broadcom HomeNetworking, subject to satisfactory qualification. We may utilize such foundries for other products in the future. In using these new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to TSMC and Chartered.

WE MAY BE UNABLE TO RETAIN KEY TECHNICAL AND SENIOR MANAGEMENT PERSONNEL AND ATTRACT ADDITIONAL KEY EMPLOYEES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

        Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and our co-founder, Vice President of Research & Development, and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. We may not be able to attract as many qualified new personnel as we were able to employ prior to our initial public offering. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO MANAGE OUR SIGNIFICANT RECENT AND ANTICIPATED FUTURE GROWTH COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES, AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

        During the past year, we have significantly increased the scope of our operations and expanded our workforce, growing from 546 employees in September 1998 to 849 employees in September 1999, including contract and temporary employees. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also expect we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In order to support our growth, we recently relocated our headquarters and Irvine operations into larger facilities, which allowed us to centralize all of our Irvine employees and operations on one campus. In the future, we may engage in other relocations of our employees or operations from time to time. These relocations could result in temporary disruptions of our operations or a diversion of our management's attention and resources. If we are unable to effectively manage our expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF EITHER OF THE TWO THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

        Two third-party subcontractors, ASAT Ltd. in Hong Kong and ST Assembly Test Services, or STATS, in Singapore, assemble and test almost all of our current products. Because we rely on third- party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past, and could in the future, result in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with either ASAT or STATS. We typically procure services from these suppliers on a per order basis. If either ASAT or STATS experiences capacity constraints or financial difficulties, whether as a result of the recent Asian economic crisis or otherwise, if either subcontractor suffers any damage to its facilities or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

AS OUR INTERNATIONAL BUSINESS EXPANDS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO INTERNATIONAL OPERATIONS.

        We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 16.5% of our total revenue in the nine months ended September 30, 1999 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. We recently established an international distribution center in Singapore and a design center in The Netherlands. As a result of our acquisition of HotHaus in August 1999, we now undertake software design, development and marketing activities in Canada. Furthermore, as a result of our acquisition of Armedia in May 1999, we also undertake design and development activities in India. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

        -       political, social and economic instability;

        -       trade restrictions;

        -       the imposition of governmental controls;

        - exposure to different legal standards, particularly with respect to intellectual property;

        -       burdens of complying with a variety of foreign laws;

        - import and export license requirements and restrictions of the United States and each other country in which we operate;

        -       unexpected changes in regulatory requirements;

        -       foreign technical standards;

        -       changes in tariffs;

        -       difficulties in staffing and managing international operations;

        -       fluctuations in currency exchange rates;

        -       difficulties in collecting receivables from foreign entities;
                and

        -       potentially adverse tax consequences.

        Because we rely on Asian foundries and assemblers and have expanded our international operations in Asia, our business may be materially and adversely affected by the recent Asian economic crisis.

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

        Various export licensing requirements, the seasonality of international sales or an increase in the value of the U.S. dollar relative to foreign currencies could materially and adversely affect our business or require us to modify our current business practices significantly.

        Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received several export licenses under these regulations, but we cannot assure you that we will obtain any licenses for which we have currently applied or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside the United States. Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Any one or more of the foregoing factors could materially and adversely affect our business, financial condition or results of operations or require us to modify our current business practices significantly. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART ON STRATEGIC RELATIONSHIPS WITH CERTAIN OF OUR CUSTOMERS. IF WE CANNOT MAINTAIN THESE RELATIONSHIPS OR IF THESE CUSTOMERS DEVELOP THEIR OWN SOLUTIONS OR ADOPT A COMPETITOR'S SOLUTIONS INSTEAD OF BUYING OUR PRODUCTS, OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED.

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

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION THAT MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

        In order to remain competitive, we believe that we will have to transition our products to increasingly smaller geometries. This transition will require us to redesign certain of our products and modify the manufacturing process for our products. We continually evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting some of our products from .50 micron to .35 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold five issued United States patents and have filed over 180 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours.

Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

INFRINGEMENT OR OTHER CLAIMS AGAINST US COULD ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS, REQUIRE US TO REDESIGN OUR PRODUCTS OR SEEK LICENSES FROM THIRD PARTIES AND SERIOUSLY HARM OUR OPERATING RESULTS.

        Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We recently settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our modem products. We are also currently involved in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., who allege that we misappropriated and misused certain of their trade secrets. Our subsidiary, AltoCom, is the defendant in patent litigation brought by Motorola, Inc. It is possible that we will not prevail in these matters. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with these parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused these party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES THAT INCREASE OUR RISK THAT A CUSTOMER WILL DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO LOSE ANTICIPATED SALES. IN ADDITION, OUR AVERAGE PRODUCT CYCLES TEND TO BE SHORT AND, AS A RESULT, WE MAY HOLD EXCESS OR OBSOLETE INVENTORY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

BECAUSE WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, ANY SIGNIFICANT CANCELLATIONS OR DEFERRALS COULD SERIOUSLY HARM OUR OPERATING RESULTS.

        We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. These charges could materially and adversely affect our operating results.

THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSES AND IN UNDETECTED DEFECTS OR BUGS, WHICH COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS AND DAMAGE OUR REPUTATION WITH OUR CURRENT OR PROSPECTIVE CUSTOMERS.

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

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

        We operate in the semiconductor industry, which is highly cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant economic downturns, characterized by diminished product demand, accelerated erosion of prices and excess production capacity. This industry also periodically experiences increased demand and production capacity constraints. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry.

OUR CALIFORNIA FACILITIES AND THE FACILITIES OF ONE OF THE TWO INDEPENDENT FOUNDRIES UPON WHICH WE RELY TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS ARE LOCATED IN REGIONS THAT ARE SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

        Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, one of the two outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, is located in Taiwan, a country that is also subject to earthquakes. Any earthquake or other natural disaster in Taiwan could materially disrupt TSMC's production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher fabrication fees.

CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS OR THE IMPOSITION OF NEW LAWS OR REGULATIONS BY THE FCC, OTHER FEDERAL OR STATE AGENCIES OR FOREIGN GOVERNMENTS COULD IMPEDE THE SALE OF OUR PRODUCTS OR OTHERWISE HARM OUR BUSINESS.

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

CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES CAN CONTROL THE OUTCOME OF MATTERS THAT REQUIRE THE APPROVAL OF OUR SHAREHOLDERS AND ACCORDINGLY, WE WILL NOT BE ABLE TO ENGAGE IN CERTAIN TRANSACTIONS WITHOUT THEIR APPROVAL.

        As of September 30, 1999, our directors and executive officers beneficially owned approximately 39.4% of our outstanding Common Stock and 66.9% of the total voting control held by our shareholders. In particular, as of September 30, 1999, our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 37.2% of our outstanding Common Stock and 63.6% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of these purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

        The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A common stock has traded at prices as low as $23.50 and as high as $181.25 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

        -       quarter-to-quarter variations in our operating results;

        - announcements of technological innovations or new products by our competitors, customers or us;

        - general conditions in the semiconductor industry and telecommunications and data communications equipment markets;

        - changes in earnings estimates or investment recommendations by analysts;

        -       changes in investor perceptions; or

        - changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

OUR PRODUCTS AND INTERNAL INFORMATION SYSTEMS AND THE PRODUCTS AND SYSTEMS OF OUR CUSTOMERS AND THE THIRD PARTY SUPPLIERS WHO FABRICATE, TEST AND ASSEMBLE OUR PRODUCTS MAY BE NEGATIVELY IMPACTED BY YEAR 2000 COMPLIANCE PROBLEMS.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

        We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

        -       the market acceptance of our products;

        - the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

        -       volume price discounts;

        - our business, product, capital expenditure and research and development plans and technology roadmap;

        - the levels of inventory and accounts receivable that we maintain;

        -       capital improvements to new and existing facilities;

        -       technological advances;

        -       our competitors' response to our products; and

        -       our relationships with suppliers and customers.

        In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the section titled Quantitative and Qualitative Disclosures about Market Risk, in the Company's Current Report on Form 8-K/A filed with the SEC on September 17, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In December 1996 Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleged that the Company's BCM3036, BCM3037, BCM3300, BCM93220 and BCM93220B products infringed one of STI's patents (the "352 Patent"). STI sought an injunction as well as the recovery of monetary damages, including treble damages for willful infringement, as to the products listed above and potentially other products. The Company filed an answer and affirmative defenses to STI's complaint, denying the allegations in STI's complaint, and asserted a counterclaim requesting declaratory relief that the Company was not infringing the '352 Patent and that the '352 Patent was invalid and unenforceable. In May 1999 the Company brought a separate action against STI and an STI subsidiary in California Superior Court for misappropriation of certain Company trade secrets. On June 16, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all claims and counterclaims in both actions. Under the terms of the settlement agreement, STI granted to the Company a worldwide, non-exclusive, royalty-free license to STI's rights in patents and patent applications, and all inventions conceived, through the date of the agreement, relating to any transmitter or receiver technology, or design or invention capable of use over a coaxial cable transmission medium, excluding patent claims specifically claiming Code Division Multiple Access (CDMA) inventions. The Company also obtained the option to acquire licenses on commercially reasonable terms to STI's patent claims based upon CDMA inventions capable of use over a coaxial cable transmission medium, and STI agreed not to bring any future action against the Company, its suppliers or customers for patent infringement or trade secret misappropriation resulting from commercial use of any of the Company's existing technology, designs or products. In connection with the settlement, the Company made a one-time payment to STI and the parties exchanged mutual releases. Neither party admitted any liability in connection with the various actions.

        In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc., (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company (the "Former Employees") asserting claims against the Former Employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. Those claims relate to the alleged disclosure of certain technology of Sarnoff to the Company. The complaint also asserted claims against the Company and the Former Employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. The complaint sought to preliminarily and permanently enjoin the Company and the Former Employees from utilizing any alleged Sarnoff trade secrets, and to restrain the Former Employees from violating their alleged statutory and contractual duties of confidentiality to Sarnoff by, for example, precluding them from working for six months in any capacity relating to certain of the Company's programs. In May 1997 the Court denied Sarnoff's request for a temporary restraining order. On February 2, 1999 the Court dismissed with prejudice Sarnoff's misappropriation of trade secrets claims, and granted summary judgment dismissing all of Sarnoff's remaining claims except claims based upon the Company's alleged "pirating" of Sarnoff's employees. Trial of Sarnoff's "piracy"-related claims commenced on February 22, and concluded on March 2, 1999. On April 27, 1999 the Court issued an order and opinion dismissing with prejudice all remaining claims that Sarnoff had against the Company. The Court found in the Company's favor on all liability, causation, and damages issues. Subsequently the Court denied the Company's petition for attorneys' fees in the case. Judgment on the Court's February 2 and April 27 orders was entered on May 19, 1999. On July 1, 1999, Sarnoff filed an appeal of both orders in the Superior Court of New Jersey, Appellate Division. In October 1999 Sarnoff requested that the Appellate Division dismiss the appeal and the court did so.

        In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following trial in the New Jersey action, the parties stipulated to lift the stay so that litigation of the California action could go forward. Sarnoff then filed a motion for summary judgment in the California case on the basis that the issues therein have been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument on August 16, 1999, the Court granted Sarnoff's motion and dismissed Broadcom's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. No discovery has yet occurred in the case.

        In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas, III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D Preferred Stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 156,000 shares of Class B Common Stock upon consummation of the Offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. On March 19, 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court on April 5, 1999. The terms of the settlement are confidential but the Company believes that they will not have a material effect on its business, results of operations, financial condition or equity.

        In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom, asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola, (ii) AltoCom induces its V.34 and
V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled the first stage of trial for January 2001, with a secondary stage scheduled for March 2001. AltoCom became a subsidiary of the Company on August 31, 1999.

        Although AltoCom believes that it has strong defenses, a finding of infringement by AltoCom in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that AltoCom withdraw various products from the market, and indemnification claims by AltoCom's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In connection with the Offering, the Company paid an aggregate of approximately $5.2 million in underwriting discounts and commissions and paid other expenses of approximately $1.6 million. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering and sale of shares to Cisco Systems of approximately $79.2 million. Through September 30, 1999, the Company has used approximately $66.2 million of the proceeds for repayment of debt, purchase of capital equipment, payment of merger related costs and for payment of litigation settlement costs. The balance of the proceeds will be used for general corporate purposes, including working capital and capital purchases such as design tools, lab equipment and leasehold improvements associated with the Company's continued growth. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K

                On July 21, 1999 the Company filed a report on Form 8-K relating to its agreement to acquire HotHaus Technologies Inc.

                On August 12, 1999 the Company filed a report on Form 8-K relating to its agreement to acquire AltoCom, Inc.

                On September 1, 1999 the Company filed a report on Form 8-K relating to the completion of its acquisitions of HotHaus and AltoCom.

                On September 17, 1999 the Company filed a report on Form 8-K/A to provide restated historical consolidated financial statements to reflect the pooled operations of Maverick, Epigram and Armedia.

                On September 28, 1999 the Company filed a report on Form 8-K to provide selected unaudited pro forma combined financial statements giving effect to the business combinations between the Company and HotHaus and AltoCom.

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


                                        BROADCOM CORPORATION
                                        A CALIFORNIA CORPORATION
                                        (Registrant)


November 15, 1999                       /s/ WILLIAM J. RUEHLE
                                        ----------------------------------------
                                        William J. Ruehle
                                        Vice President and Chief Financial
                                        Officer (principal financial
                                        and accounting officer)