Form 10-K
period 1999-12-31
BROADCOM CORP
filed 2000-03-30
CIK 1054374

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


                        COMMISSION FILE NUMBER 000-23993


                              BROADCOM CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                              --------------------

          CALIFORNIA                                         33-0480482
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


                              16215 ALTON PARKWAY,
                          IRVINE, CALIFORNIA 92618-3616
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 450-8700
--------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              CLASS A COMMON STOCK


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on Nasdaq National Market(R) on March 24, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $33,682,304,551. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The Company has two classes of common stock authorized, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical in all respects except for voting rights. Each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. As of March 24, 2000 there were 117,890,115 shares of Class A common stock outstanding and 95,760,736 shares of Class B common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on April 27, 2000.

================================================================================

                              BROADCOM CORPORATION

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
                                     PART I.

   ITEM 1.  Business........................................................1
   ITEM 2.  Properties......................................................15
   ITEM 3.  Legal Proceedings...............................................15
   ITEM 4.  Submission of Matters to a Vote of Security Holders.............17

                                    PART II.

   ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters.....................................................18
   ITEM 6.  Selected Consolidated Financial Data............................19
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations and Risk Factors..................20
   ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk......40
   ITEM 8.  Financial Statements and Supplementary Data.....................41
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................41

                                    PART III.

   ITEM 10. Directors and Executive Officers of the Registrant..............41
   ITEM 11. Executive Compensation..........................................41
   ITEM 12. Security Ownership of Certain Beneficial Owners and Management..41
   ITEM 13. Certain Relationships and Related Transactions..................41

                                    PART IV.

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.................................................41

                               OTHER INFORMATION.

            Glossary of Technical Terms.....................................43

Broadcom(R), QAMLink(R), Digi-(PHI)(TM), iLine10(TM) and the Broadcom pulse logo are trademarks of Broadcom Corporation and/or its subsidiaries in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

CAUTIONARY STATEMENT

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING PROJECTED REVENUES, EXPENSES, GROSS PROFIT AND INCOME, THE NEED FOR ADDITIONAL CAPITAL, YEAR 2000 COMPLIANCE, MARKET ACCEPTANCE OF OUR PRODUCTS, OUR ABILITY TO CONSUMMATE ACQUISITIONS AND INTEGRATE THEIR OPERATIONS SUCCESSFULLY, OUR ABILITY TO ACHIEVE FURTHER PRODUCT INTEGRATION, THE STATUS OF EVOLVING TECHNOLOGIES AND THEIR GROWTH POTENTIAL, OUR PRODUCTION CAPACITY, OUR ABILITY TO MIGRATE TO SMALLER PROCESS GEOMETRIES, AND THE SUCCESS OF PENDING LITIGATION. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY US. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL" AND VARIATIONS OF THESE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, INCLUDING ANY UNDERLYING ASSUMPTIONS, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE SECTION ENTITLED "RISK FACTORS" SET FORTH IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," OF THIS REPORT, AND SIMILAR DISCUSSIONS IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION ("SEC") FILINGS, DISCUSS SOME OF THE IMPORTANT RISK FACTORS THAT MAY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. YOU SHOULD CAREFULLY CONSIDER THOSE RISKS, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

         IN THIS REPORT, ALL SHARE NUMBERS AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT OUR 2-FOR-1 STOCK SPLITS, EACH IN THE FORM OF A 100% STOCK DIVIDEND, EFFECTIVE FEBRUARY 17, 1999 AND FEBRUARY 11, 2000, RESPECTIVELY.

                                     PART I.

ITEM 1. BUSINESS

         Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data to and throughout the home and within the business enterprise. These integrated circuits permit the cost effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. Although the communications infrastructures of these markets are very different, we have leveraged our core technologies and introduced integrated circuits for each of these markets that deliver the cost and performance levels necessary to enable the widespread deployment of broadband transmission services. Our broadband transmission products consist primarily of high-performance digital signal processing circuits that implement complex communications algorithms, surrounded by precision high-speed analog-to-digital and digital-to-analog converter circuits. Our products integrate comprehensive systems solutions into single chips or chipsets, which:

         o eliminate costly external components;

         o reduce board space;

         o simplify our customer's manufacturing process;

         o lower our customer's system costs; and

         o enable higher performance.

         Customers currently shipping broadband communications equipment incorporating our products include 3Com, Cisco Systems, General Instrument (which was acquired by Motorola in January 2000), Hewlett-Packard, Motorola, Nortel Networks, Pace, Samsung, Scientific-Atlanta and Thomson CE, among others.

INDUSTRY BACKGROUND

         In recent years, there has been a dramatic increase in business and consumer demand for high-speed access to multimedia information and entertainment content, consisting of voice, video and data. This demand is being driven by the growth of desirable information and entertainment content accessible via the Internet and cable and data networks. The improved availability and affordability of access devices such as digital set-top boxes, PCs and other consumer appliances have also stimulated demand for high-speed transmissions. Computer processor speeds have increased dramatically over the last decade and, as a result, have significantly improved the rate at which multimedia data can be processed. However, the rate at which such data can be transmitted has not kept pace. This disparity has become known as the "bandwidth gap" and has frustrated users and challenged solutions providers in a number of markets.

         The bandwidth gap has emerged in a variety of commercial and consumer applications. Businesses are constantly seeking new ways to access and analyze larger amounts of information to improve the quality of management decisions and enhance customer and employee communications. Many businesses have deployed local area networks, commonly known as LANs, which are principally based upon the Ethernet standard. Ethernet is the predominant networking protocol used in LANs for connecting devices at data rates of 10, 100 and 1000 Megabits per second ("Mbps") by means of copper twisted pair cabling. Emerging trends such as the convergence of voice, video and data along with the ever-increasing volumes of electronic traffic are placing new demands on legacy LAN technologies and infrastructures. Businesses would prefer to address these new demands without incurring the cost of installing new cabling or switching network technologies. In order to accommodate the need for more bandwidth, much of the installed base of 10 Mbps Ethernet ports will need to be upgraded to higher speed 100 and 1000 Mbps connections. Furthermore, real-time traffic such as voice and video will not only place additional demands on network bandwidth, but will also require intelligence and deterministic behavior provided by devices referred to as switches. Switches provide dedicated bandwidth to each end-user, versus repeaters, which share the bandwidth among end-users.

         Individuals are also increasingly using their home PCs to access the Internet and to telecommute. Consumer online usage is expected to increase rapidly with the availability and market acceptance of low cost PCs (sub $1,000) and the increased availability and improving quality of content. In addition, the increasing number of next generation television set-top boxes, PCs and other devices that feature integrated Internet access will contribute to the surging demand for rapid access to information. As the volume of traffic continues to grow, consumers are becoming increasingly frustrated with the low performance of "last mile" remote access connections that are typically limited to data rates of only 28.8 kbps to 56 kbps and require several minutes or hours to download large multimedia-intensive files.

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

MARKETS

         The principal broadband communications markets include:

         Digital Cable Set-Top Boxes

         The last decade has seen rapid growth in the quantity and diversity in television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exist to provide the content demanded by consumers. In an effort to increase the number of channels and to provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber's television and the cable network. Digital cable set-top boxes currently able to support downstream (to the subscriber) transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 compressed digital television channels to be delivered to the consumer. Additional applications for digital cable set-top boxes include Internet access, interactive television, high definition television, audio players and cable telephony. A new generation of digital cable set-top boxes is being introduced to facilitate television Internet access, to support high definition television and to provide a gateway for the distribution of voice, video and data throughout the home and business.

         Cable Modems

         Cable television operators have been upgrading their systems to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry. These upgraded HFC networks are able to support two-way communications, high-speed Internet access and telecommuting through the use of a cable modem. High-speed Internet access services, including @Home and RoadRunner, were introduced in 1996 in conjunction with several cable system operators. These services use cable modems to connect PCs to the cable network and have been designed to achieve downstream transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and upstream (to the network) transmission speeds of up to 10 Mbps. These transmission rates are nearly 1,000 times faster than the fastest analog telephone modems (56 kbps downstream and 28.8 kbps upstream) currently available. We believe the high speeds of cable modems should enable an entirely new generation of multimedia-rich content over the Internet and make telecommuting a productive and effective means for work at home. Cable modems will allow cable operators to expand their traditional video product offerings to include data and telephone services. The cable industry's adoption of the Data Over Cable Service Interface Specification, commonly known as DOCSIS, in 1997 made possible interoperability between different manufacturers' cable modems and headend equipment across different cable networks. The standard enables the cost-effective deployment of cable modems via retail channels.

         High-Speed Networking

         A LAN is comprised of different types of equipment interconnected by cables. Computers and servers via Network Interface Cards ("NICs"), repeaters, switches and routers are all examples of networking equipment. Ethernet is a computer networking protocol that describes a set of rules by which devices connected to a LAN may communicate. Ethernet physical layer standards have been established for different data rates (10, 100 and 1000 Mbps) and transmission mediums (copper, fiber and coax cabling). 100 Mbps Ethernet is sometimes referred to as Fast Ethernet, and 1000 Mbps is referred to as Gigabit Ethernet.

         As communications bottlenecks have appeared in corporate LANs, new technologies such as Fast Ethernet and Gigabit Ethernet are being employed to replace older technologies such as 10Base-T Ethernet (10 Mbps) and Token Ring (16 Mbps). As desktop connections continue to migrate to Fast Ethernet, we believe that Gigabit Ethernet will emerge as the predominant technology for servers and backbone infrastructures that support LANs, and will eventually migrate to the desktop itself. We anticipate that a significant portion of the installed base of 10Base-T

Ethernet repeater/hub ports, switches and NICs will be upgraded to the faster technologies. In addition, the need for dedicated and predictable bandwidth to the desktop is driving a transition from legacy repeater to switch connections. Switches will not only have the ability to provide dedicated bandwidth to each connection, but will also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data.

         Home Networking

         The proliferation of multi-PC households increases the need for home networking solutions and lays the foundation for extending the reach of the shared broadband Internet access, video transfer and voice at high speeds throughout the home and small office. The industry's adoption of the Home Phoneline Networking Alliance's (HomePNA(TM)) 2.0 standard for 10 Mbps home networking technology has met this need by enabling the development of affordable, easy-to-use networking solutions for the consumer. This standard delivers a 10 Mbps data rate for home phoneline networking while maintaining full backward compatibility and interoperability with existing HomePNA 1 Mbps technology. We believe this standard will enable the ubiquitous delivery of voice, video and data concurrently to any network-enabled appliance, PC or consumer electronic device over ordinary phone lines at speeds of 10 Mbps and higher and provides a complete, standards-based silicon platform for a host of new consumer devices and applications.

         DBS, Terrestrial Digital Broadcast and Broadband Fixed Wireless

         Digital Broadcast Satellite, commonly known as DBS, is the primary alternative to cable for providing digital television programming. DBS can be used to transmit information at speeds of up to 90 Mbps. DBS broadcasts video and audio data from satellites directly to digital set-top boxes in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the U.S. market for DBS may eventually be surpassed by the international market where the cable infrastructure is generally less extensive.

         Other broadband wireless technologies include:

         o Terrestrial Digital Broadcast Television, the upgrade of analog broadcast television to digital, which enables the delivery of high definition television;

         o Multichannel Multipoint Distribution System, commonly known as MMDS, which uses microwave frequencies (below 10 GHz) to transmit voice, video and data over two-way terrestrial digital microwave channels to digital set-top boxes and wireless modems; and

         o Local Multipoint Distribution System, commonly known as LMDS, which uses even higher microwave frequencies (above 10 GHz) to transmit voice, video and data to digital set-top boxes and wireless modems over a shorter distance via a cellular-like network.

         MMDS and LMDS are wireless systems that are currently being tested in limited deployments. In the U.S. market, the MMDS and LMDS industry has experienced significant license holder consolidation, which may lead to greater investment in equipment and service for these markets. These new networks, which are able to provide programming in areas that do not have cable, will also require a digital set-top box or wireless modem.

         We are currently developing products specifically for the MMDS and LMDS (broadband fixed wireless) markets as part of an agreement with Cisco Systems that we announced in October 1999.

         Beginning in 1999, the FCC has mandated that the top four affiliated television stations begin digital broadcasting and has required that all current television broadcasters and their affiliates return the old analog spectrum by the year 2006 for FCC auction. ABC, CBS and NBC have announced that they are transmitting high definition television signals in some markets and will continue to expand that offering in 2000 and in the future. We believe this conversion to digital broadcasting will also require new digital set-top boxes and television receivers.

         xDSL

         Digital Subscriber Lines, commonly known as xDSL, represent a family of broadband technologies that use the copper twisted pair wiring in the existing telephone local loops to deliver high speed data transmission. xDSL speeds range from 128 kbps to 52 Mbps depending on the distance between the central office and the subscriber. These data rates are enabling a wide range of new services, including high-speed Internet access, multi-line voice and digital television delivery. Most major North American and European telephone operating companies are deploying asymmetric DSL (ADSL) and symmetric DSL (SDSL) in selected areas in their networks. There has also been a significant increase in the amount of xDSL deployed in the Far East, notably in Korea. For the most part, ADSL is targeted towards residential customers, while SDSL is offered to business customers. The major Internet service providers are also embracing xDSL technologies.

         While ADSL and SDSL can provide high-speed Internet access and multi-line voice, neither of these technologies is well suited for transmission of entertainment quality video. Very High Bit-Rate DSL (VDSL) is the latest technology in the DSL family to address this need. VDSL is now in volume deployment in the U.S. and Canada. Capable of transmission rates four to five times faster than the highest ADSL rates and leveraging increased fiber build-outs by the operators, this technology enables telephone companies to offer complete broadband service offerings delivering voice, video and data services to the home over their existing wiring infrastructure.

                                  *    *    *

         These broadband communications markets are at different phases in their evolution. High-speed networking is an established market that is currently being upgraded, cable modems, digital cable and DBS set-top boxes are, on a global basis, in an early growth phase, and the home networking and xDSL markets are emerging.

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

THE BROADCOM SOLUTION

         Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband digital data transmission of voice, video and data to and throughout the home and within the business enterprise. Using our proprietary communications algorithms and protocols, advanced DSP architectures, silicon compiler design methodologies and full-custom, mixed-signal circuit design techniques, we have designed and developed integrated circuits for some of the most significant broadband communications markets. Our expertise in communications algorithms and our detailed understanding of transmission media enable us to integrate complex systems incorporating signal processing functions such as digital demodulation, adaptive equalization and error correction in a single device. In addition, our broad knowledge of advanced communications protocols enables us to design protocol processing integrated circuits that seamlessly interface our mixed-signal transceiver integrated circuits with higher-level networking layers for communications applications.

         We develop all of our products using low-cost, highly-manufacturable complementary metal oxide semiconductor technologies, commonly known as CMOS, that enable us to integrate comprehensive systems solutions into single chips, thereby eliminating costly external components, reducing board space, simplifying the customer's equipment manufacturing process, lowering customer system costs and enabling higher performance. Our proprietary technology and advanced design methodologies facilitate a high likelihood of first pass silicon success, accelerated time-to-market, and ease of porting to multiple foundries. Our design methodologies also allow us to rapidly and cost-effectively incorporate proprietary features or intellectual property from our key strategic customers into products that are exclusive to those customers, thereby enabling them to differentiate their products.

     STRATEGY

         Our objective is to be the leading provider of highly integrated silicon solutions to the worldwide broadband communications markets. Key elements of our strategy include the following:

         Target Multiple High-Growth Broadband Communications Markets. Our strategy is to identify rapidly growing broadband digital communications markets and to develop highly integrated silicon solutions for applications in those markets. Our initial products were designed for the digital cable set-top box, cable modem and high-speed networking markets, which require high-performance, feature-rich and highly integrated semiconductor solutions. We have recently leveraged our core technologies to design and develop semiconductor solutions for the home networking, DBS, terrestrial digital broadcast, broadband wireless and xDSL markets, which we believe have significant growth potential.

         Strengthen and Expand Strategic Relationships with Industry Leaders. We have established strategic relationships with key equipment manufacturers, including 3Com, Cisco Systems, General Instrument, Hewlett-Packard, Motorola, Nortel Networks and Pace, which are market and technology leaders within the broadband communications markets. While we design products that can be used by multiple customers, our proprietary design methodologies allow us to design custom features rapidly based on either our own or our customers' intellectual property. This capability enables our customers to improve their time-to-market, differentiate their products and address new market opportunities. We believe that these strategic relationships are essential to our continued growth and to the further development and acceptance of our technologies.

         Extend Technology Leadership and Achieve Rapid Time-to-Market. We are aggressively building on our technology leadership by investing substantial research and development resources in all of our key technology areas. We work closely with leading communications systems companies to develop new and enhanced algorithms that address next generation broadband market opportunities. Our strategy is to continue to implement these algorithms in highly integrated, full-custom integrated circuits using DSP architectures that optimize performance, efficiency and cost. During product development, we leverage our silicon compiler technologies and proprietary circuit libraries and layouts of high-performance analog and digital chip building blocks, to accelerate time-to-market for new products. Our silicon solutions for each of these markets benefit from the same underlying core technologies, providing us significant leverage in our ability to address a diverse set of end user markets with a relatively focused investment in research and development.

         Drive Industry Standards. We actively participate in the formulation of critical standards for the broadband communications markets. We believe such participation provides us with several significant benefits, including accelerating and expanding the development of markets for our products by encouraging all market participants to focus their efforts on developing products compliant with the standards. We also believe our participation in the formulation of industry standards provides us with valuable insight and relationships, which assists us to be early to market with products incorporating the standards. We have established strategic relationships with major networking equipment and cable modem vendors and were a principal participant in formulating and writing DOCSIS. These standards govern the end-to-end delivery of high-speed data services over HFC cable networks and facilitate the development of interoperable networking products, including cable modems. Our active participation in this process helped us to be the first provider of transmission and protocol chips to equipment manufacturers developing DOCSIS compliant products. We are also currently participating in the formulation and evolution of standards for next generation cable modems, voice-over-cable, Gigabit Ethernet, broadband fixed wireless, home networking systems and xDSL.

         Focus on Highly Integrated Solutions. We believe our analog mixed-signal technology and advanced design methodologies enable us to offer silicon solutions that are more highly integrated than competitive alternatives. High levels of integration and aggressive product development roadmaps allow us to enhance the value-added benefits of our products in our customers' systems. We believe integration, which reduces the total component count in the system, provides many fundamental benefits for our customers, including streamlining their production flow, improving yields, saving board space, shortening time-to-market, reducing production costs and improving performance and reliability. These benefits have often helped our customers to achieve faster and broader penetration within their respective markets.

         Engage in Strategic Acquisitions. To accelerate our time-to-market for particular products and technologies, to facilitate and expedite our entry into new or related broadband communications markets, and to meet engineering staffing requirements, we engage in selective acquisitions of other companies. Since January 1999 we have completed eight such acquisitions, and we expect to undertake additional acquisitions in 2000 and in the future.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

         We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technology across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

         Customers currently shipping broadband communications equipment incorporating our products include 3Com, Cisco Systems, General Instrument, Hewlett-Packard, Motorola, Nortel Networks, Pace, Samsung, Scientific-Atlanta and Thomson CE, among others.

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

         From time to time, we have also entered into development agreements with 3Com, Cisco Systems, Hewlett-Packard, Nortel Networks, Sony and others. We have worked closely with these customers to co-develop products for these customers.

         A small number of customers have historically accounted for a substantial portion of our revenue. Sales to General Instrument (including sales to its manufacturing subcontractors) represented approximately 27.5% of our revenue in 1999 and approximately 35.5% of our revenue in 1998. Sales to 3Com (including sales to its manufacturing subcontractors) represented approximately 18.1% of our revenue in 1999 and approximately 26.8% of our revenue in 1998. Sales to Cisco (including sales to its manufacturing subcontractors) represented approximately 10.6% of our revenue in 1999. Sales to our five largest customers represented approximately 67.0% of our revenue in 1999 and approximately 74.2% of our revenue in 1998. General Instrument was acquired by Motorola, Inc. in January 2000. The loss of any key customer could materially and adversely affect our business, financial condition and results of operations.

PRODUCTS

         Our six primary product lines encompass:

         o high-speed communications and MPEG video/audio/graphics devices for the digital cable television set-top box market;

         o high-speed data transmission and media access control devices for the cable modem market;

         o 10/100/1000Base-T Ethernet transceivers, integrated repeater controllers, integrated switch controllers and proprietary application specific integrated circuits ("ASICs") for the high-speed networking market;

         o controllers and integrated transceivers and v.90 soft modem software for the home networking market;

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

         Digital Cable Set-Top Boxes

         We offer a suite of silicon solutions for digital cable set-top boxes and cable headends which encompass the high-speed transmission, reception and decompression of digital audio and video multimedia signals. These products are also applicable to the terrestrial digital broadcast markets. Our QAMLink(R) transmission products integrate the core functionality required of advanced communications transceiver devices including modulators and demodulators for quadrature amplitude modulation, commonly known as QAM, and quadrature phase shift keying, commonly known as QPSK. QAM is a digital modulation technique that allows very efficient transmission of data over media with limited available bandwidth. QSPK is a digital modulation technique that is widely employed in DBS transmission systems. Our QAMLink transmission products also integrate adaptive equalization, which corrects for distortion in the transmission media, forward error correction, which corrects for errors that occur in the transmitted data, and high-speed analog-to-digital and digital-to-analog conversion. We have designed these products to meet both international and North American communications standards for cable networks. Several of these products also incorporate additional set-top box functionality such as cable network protocol processing for entitlement and tiered programming access and input/output device control.

         In the fourth quarter of 1999, we introduced our first single-chip High Definition (HD) MPEG-2 video and graphics multimedia device. This device incorporates all of the processing capabilities necessary to decode and display a MPEG-2 digital television data stream and subsequently reconstruct an analog HD studio quality television signal that can be displayed on a standard or HD television receiver. This chip integrates MPEG-2 video decompression, Dolby AC3 audio compression, MPEG-2 transport processing, studio quality 2D and 3D graphics, analog video reconstruction and other necessary video-graphics related functions required to deliver video and audio to a television. We believe our combination of transmission and MPEG silicon solutions, licensed MIPS microprocessor cores and graphics technology will provide all of the significant silicon functionality of most existing digital cable set-top boxes with the exceptions of the security functions and memory.

         Our principal products for digital cable set-top boxes include the BCM3116 (downstream QAM receiver), BCM3120 (universal set-top box transceiver), BCM3125 (universal set-top box transceiver), BCM3300 (integrated DOCSIS cable modem chip) and the BCM7010 (MPEG system on a chip).

         Cable Modems

         We have leveraged our core transmission technologies that were developed for the cable set-top box market and adapted them to the development of a family of products that enable digital data to be delivered over an HFC cable network at downstream speeds of up to 56 Mbps and upstream speeds of up to 10 Mbps. These products incorporate modulation, adaptive equalization and error correction technologies similar to those of our digital set-top box products and thereby achieve robust and reliable transmission, especially in the noisy and interference-prone upstream direction. The cable modem product family includes solutions for both the cable headend and subscriber. We have also expanded our core technology offerings in this area to include a DOCSIS Media Access Controller, commonly known as a MAC, which controls the upstream and downstream data flow over the cable network as well as a RISC central processing unit
(CPU), Universal Serial Bus (USB) interface, and Ethernet and IP security functions. In December 1999 we introduced the BCM3350 single-chip cable modem, which integrates all the essential functions of a DOCSIS cable modem into a single chip, including the DOCSIS-based upstream and downstream physical layers, DOCSIS MAC, 10/100BaseT Ethernet physical layer and Ethernet MAC, a USB transceiver, a RISC CPU and IP security functions. This device allows cable modems to provide data telephony services over the cable network using the Internet Protocol. With our comprehensive offering of silicon solutions for both the cable modem and cable headend, designed to the DOCSIS specification, we are capable of supplying our customers with complete end-to-end silicon solutions for their DOCSIS products.

         Our principal products for cable modems include the BCM3037 (universal QPSK/QAM burst modulator), BCM3116 (downstream QAM receiver), BCM3118 (downstream QAM receiver), BCM3137 (headend QPSK/QAM burst receiver), BCM3220 (DOCSIS media access controller) and the BCM3300 (single chip DOCSIS cable modem)

         High-Speed Networking

         Our networking products provide the core functionality required for building Ethernet NICs, repeater/hubs and switches which support the Ethernet, Fast Ethernet and Gigabit Ethernet standards. Our Digi-(PHI)(TM) transceivers are the basic elements required to implement an Ethernet connection. The Digi-(PHI) architecture incorporates our patent-pending DSP processing algorithms combined with high-speed analog-to-digital and digital-to-analog converters to create a highly-robust and cost-effective solution. In addition to the DSP-based architecture, the family of Digi-(PHI) transceiver products feature low power and low voltage (2.5 Volts) operation, making them suitable for high port density switches and hubs, as well as PCI2.2 compliant mobile and desktop adapter cards and computer motherboards. We also offer a variety of integrated repeater and switch controller devices, to provide a broad suite of Fast Ethernet products to meet the demands of the adapter card, repeater/hub, switch, network peripheral and router markets. In addition, we develop and produce proprietary ASICs combining our customer's intellectual property with our advanced Digi-(PHI) transceiver and other communication cores.

         Our principal high-speed networking products include the BCM5208 (quad 10/100Base-T transceiver), BCM5308 (nine port 10/100Base-T switch), BCM 5903 (single chip 10/100Base-T transceiver with integrated MAC) and BCM5904 (single chip 10/100Base-T transceiver with integrated MAC ASIC).

         Home Networking

         Our home networking products are built around the iLine10(TM) chipset family, which networks data and multi-media applications at rates of 10 Mbps over the ordinary phone lines found in any home. iLine10 products use QAM modulation to send Ethernet data frames over ordinary phone wires in the home, without disturbing the ability to use the same phone wires for both regular phone service and ADSL broadband Internet access simultaneously. iLine10 enabled products include adapter cards and dongles for personal computers, add-in modules for home broadband gateways, and specialized chipsets and drivers for Internet appliances. Our principal home networking products include the BCM4100 (integrated iLine10 analog front-end transceiver) and the BCM4210 (fully-integrated iLine10 MAC/PHY device).

         Additionally our AltoCom subsidiary licenses v.90 soft modem technology. The AltoCom software is very efficient in its modulation algorithms, resulting in lower CPU utilization and lower power consumption compared to competitive alternatives. As a result, over 20 companies have licensed the AltoCom software for use in Internet appliances, xDSL gateways and other devices.

         DBS and Terrestrial Digital Broadcast

         Our products for the DBS market are designed to meet the needs of satellite set-top box providers and incorporate the functionality necessary to receive, demodulate and decode a broadband QPSK signal, including advanced forward error correction. These products can be programmed to accommodate satellite standards such as DSS, the DIRECTV standard; DVB, the international standard; and Primestar. These products can operate at any data rate from 2 to 90 Mbps. Our MPEG system on a chip, the BCM7010, employs the MPEG-2 standard, which enables it to be used in either digital cable set-top boxes or DBS set-top boxes. Our principal DBS and terrestrial digital broadcast product is the BCM4200 (QSPK receiver for DSS and DVB digital satellite reception).

         xDSL

         Our product for DSL transmission incorporates the functionality to enable data to be transmitted and received at high speed over the existing copper twisted pair wiring in the telephone local loops. Our BCM6010 currently offers the industry's only single-chip mixed-signal silicon solution that can be configured to operate at data rates spanning ISDN (128 kbps) to VDSL (52 Mbps), thereby accommodating the needs of a wide variety of xDSL market segments in a single chip. This solution offers network operators the ability to initially install high-speed ADSL data services on the existing local loop plant and subsequently offer higher data rates for video-related services on an upgraded plant. We have leveraged our mixed-signal and DSP processing design expertise developed for cable television and wireless products to develop the BCM6010 (scalable xDSL QAM transceiver for twisted-pair applications).

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

         Communications Algorithms and Protocols

         We have been an innovator in developing advanced modulation and coding systems and integrating them onto a single chip. These include QAM, VSB and QPSK receivers incorporating digital demodulation, adaptive equalization and sophisticated forward error correction techniques. These receivers incorporate novel signal processing algorithms to facilitate robust performance in severely distorted channels. These core transmission algorithms are broadly applicable to our products in the areas of satellite, terrestrial wireless, digital cable set-top box, cable modem, xDSL and home networking. We introduced the industry's first DOCSIS physical layer and media access control chips for cable modems, the industry's first 52 Mbps VDSL transceiver, as well as the industry's first 10 Mbps home phoneline networking solution. We have also developed the world's first all-DSP based transceiver chips for Fast Ethernet LAN applications. This Digi-(PHI) transceiver core has been used in a number of our single, quad, hex and octal channel transceiver products for Ethernet (10/100Base-TX) applications. Our DSP algorithmic expertise has also been extended and applied to the development of the world's first Gigabit copper twisted pair transceiver. In addition to data transmission algorithms, we have developed significant expertise in networking protocols which we have applied to the development of MAC devices for cable modems and interactive set-top box applications as well as Ethernet MAC controllers and switching and packet filtering techniques for Fast Ethernet and Gigabit Ethernet Internet Protocol (IP) networks. We have also developed innovative techniques for digital video processing in the areas of standard definition and high definition MPEG decompression, digital audio decoding, advanced 2D and 3D graphics for set-top boxes, and NTSC digital video encoders and decoders. Next generation IP networks have very demanding Quality of Service (QoS) requirements for supporting low latency transport of voice traffic, and we have incorporated our substantial algorithm, protocol and software expertise for voice processing into a wide variety of Voice over IP
(VoIP) products.

         Digital Signal Processing Hardware Architectures

         We have developed cost-effective, single-chip broadband transceivers by mapping complex communications algorithms into low-complexity DSP hardware architectures. We are a technology leader in the area of low-complexity, high-performance silicon embedded algorithms. We have individually implemented these communications algorithms in full-custom logic rather than the conventional approach of running all of the algorithms in firmware on a single general purpose programmable DSP architecture. This design approach is combined with silicon compiler-based design methodologies which generate the custom logic functions. This results in chips that are less complex and less expensive to manufacture than conventional implementations. One particular area where we have developed leading DSP technology is in digital adaptive equalization. Equalizers are key components in all of our transceiver products. We believe that the speed and density of our equalizers help to distinguish our products in the marketplace. Our single-chip, mixed-signal adaptive DSP transceiver for Gigabit Ethernet achieves an unprecedented throughput of over 250 billion operations per second.

         Silicon Compiler Design Methodologies

         We have developed proprietary silicon compiler technologies that enable designers to implement chips using a high level of abstraction yet produce area-efficient integrated circuit layouts and achieve short design cycles. The cells that are synthesized from this process can be individually optimized for functionality, performance, topology, electrical characteristics and manufacturing process portability. We have designed compilers for standard cells, arithmetic processing, memories and analog building blocks. In addition, we have created compilers to manage the implementation of higher level functions such as digital filters, adaptive equalizers, modulators, demodulators and numerically controlled oscillators/direct digital frequency synthesizers. We believe that these silicon compiler capabilities accelerate time-to-market by improving designer productivity and by providing functional blocks that can be reused in multiple products. In addition, these compiler techniques significantly reduce errors, thereby frequently resulting in first pass silicon success. We have also developed, and continue to improve and expand, our own proprietary set of circuit and layout libraries for both standard cell and full-custom integrated circuits.

         Full-Custom Analog and Mixed-Signal Circuit Design

         We have developed significant analog and mixed-signal circuit expertise. We have achieved a level of circuit performance in standard CMOS process technologies that is normally associated with more expensive special purpose silicon fabrication technologies. All of our high-performance analog building blocks are implemented in the same low-cost single poly CMOS technologies as the digital semiconductor circuitry. In addition to achieving high performance, our analog-to-digital and digital-to-analog converters are among the lowest die area devices in the industry, which makes them well suited for integration into high volume mixed-signal products. Virtually all of our transmission products incorporate a mixed-signal analog front-end. In addition to our baseband mixed-signal circuit expertise, we have developed a substantial base of expertise in CMOS RF design. We have introduced the world's first all-CMOS RF tuner for cable TV receivers. This device incorporates a wide variety of sophisticated RF building blocks, including low noise amplifiers, highly linear amplifiers and mixers, wideband phase-locked loop frequency synthesizers, low phase noise oscillators and on-chip RF filters.

RESEARCH AND DEVELOPMENT

         We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of March 1, 2000 approximately two-thirds of our 744 research and development employees had advanced degrees. Our work force includes approximately 100 employees with Ph.D.s. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in the areas of broadband communications in our target markets. The transmission solutions for each of these markets benefit from the same underlying core technologies, which enables us to leverage our ability to address various broadband communications markets with a relatively focused investment in research and development.

         We believe that the achievement of higher levels of integration and the introduction of new products in our target markets is essential to our growth. As a result, we plan to continue to increase research and development staffing levels in 2000. We have established additional design centers in Tempe, Arizona, San Diego, Sunnyvale and San Jose, California, Atlanta, Georgia, Bunnik, the Netherlands, and Singapore. As a result of our 1999 acquisitions of Armedia, Inc. and HotHaus Technologies Inc., we also undertake design and development activities in India and software design and development in Canada, respectively. We anticipate establishing additional design centers in the United States and other countries in the future.

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

         Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan and Chartered Semiconductor Manufacturing in Singapore. While we primarily use two independent foundries, few of our components are manufactured at both foundries at any given time. Any inability of one of our foundries to provide the necessary capacity or output could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

         Our products are currently fabricated with .5 micron, triple layer metal, .35 micron, quad layer metal, and .22 micron, five layer metal, feature sizes. We continuously evaluate the benefits, on a product by product basis, of migrating to a smaller geometry process technology in order to reduce costs. Our experience to date with the migration of products to smaller geometry processes has been favorable, but we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

         Assembly and Test

         One of our independent foundries or independent wafer probe test subcontractors conducts our wafer probe testing. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our three key subcontractors: ASAT Ltd. in Hong Kong, ST Assembly Test Services in Singapore and Amkor Technology in the Philippines and South Korea. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

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

         As part of our total quality program, we have applied for and received ISO 9000 certification, a comprehensive International Standards Organization specified quality system. All of our principal independent foundries and package assembly facilities are also ISO 9000 certified.

         Product Distribution

         Historically we had distributed products to our customer through an operations and distribution center located in Irvine, California. In 1999, we established an international distribution center in Singapore. This new facility puts us closer to our suppliers and certain key customers and improves our ability to meet our customers' needs. While our Irvine facility will continue to ship product to U.S. destinations, the transition of our international customers to the Singapore facility was essentially completed by the end of 1999.

SALES AND MARKETING

         Our sales and marketing strategy is to achieve design wins with technology leaders in each of the our targeted broadband communications markets by, among other things, providing superior field application and engineering support. We market and sell our products in the United States through a direct sales force, which has largely been established within the last three years. Our direct sales force is based out of offices located in Irvine and San Jose, California, Houston and Plano, Texas, Canton and Needham, Massachusetts, Chicago, Illinois, Scarborough, Maine and Atlanta, Georgia.

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

         We also market and sell our products internationally through a direct sales force based out of regional sales offices located in Japan, The Netherlands, Singapore, France and United Kingdom, as well as through a network of independent distributors and representatives in Germany, Israel, Japan, Korea and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars.

BACKLOG

         Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

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

         We compete with a number of major domestic and international suppliers of equipment in our target broadband communications markets, which competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the markets in which we compete.

         Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We have received 11 United States patents and have filed over 250 United States patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any right granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers' intellectual property may not be successful. Moreover, we may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

         Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In March 2000 Intel Corporation and its subsidiary Level One Communications Inc. filed a lawsuit against us alleging misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations in connection with our recent hiring of three former Intel employees. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. Our subsidiary, AltoCom, is the defendant in patent litigation brought by Motorola, Inc. relating to software modem technology. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

EMPLOYEES

         As of March 1, 2000 we had 1,120 full-time employees and 27 contract and temporary employees, including 744 employees engaged in research and development, 134 engaged in sales and marketing, 115 engaged in manufacturing operations and 154 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2. PROPERTIES

         We lease three adjacent buildings in Irvine, California that comprise our corporate headquarters and include our administration, sales and marketing, research and development, and operations departments. In addition, we have leases for engineering design centers in San Diego, California and Tempe, Arizona. We also lease facilities in Atlanta, Georgia which house our Residential Broadband Group, and various facilities in Santa Clara County, California for our Digital Video Technology Group, Enterprise Switching Group and Home Networking Group.

         Internationally, we lease a design center in the Netherlands and an international distribution and design center in Singapore, as well as facilities in Vancouver and Toronto, Canada for our Packet Telephony Group and in Bangalore, India for our Digital Video Technology Group.

         These leases comprise an aggregate of 414,934 square feet and have terms expiring on or prior to December 2005. We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

         In December 1996 Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleged that several of the Company's cable modem products infringed one of STI's patents. In May 1999 the Company brought a separate action against STI and an STI subsidiary in California Superior Court for misappropriation of certain Company trade secrets. In June 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all claims and counterclaims in both actions. Under the terms of the settlement agreement, STI granted to the Company a worldwide, non-exclusive, royalty-free license to STI's rights in patents and patent applications, and all inventions conceived, through the date of the agreement, relating to any transmitter or receiver technology, or design or invention capable of use over a coaxial cable transmission medium, excluding patent claims specifically claiming Code Division Multiple Access ("CDMA") inventions. The Company also obtained the option to acquire licenses on commercially reasonable terms to STI's patent claims based upon CDMA inventions capable of use over a coaxial cable transmission medium, and STI agreed not to bring any future action against the Company, its suppliers or customers for patent infringement or trade secret misappropriation resulting from commercial use of any of the Company's existing technology, designs or products. In connection with the settlement, the Company made a one-time payment to STI and the parties exchanged mutual releases. Neither party admitted any liability in connection with the various actions.

         In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc., (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company asserting claims against the former employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. The complaint also asserted claims against the Company and the former employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. In early 1999 the Court found in the Company's favor on all liability, causation and damages issues. Sarnoff appealed the Court's orders but the appeal was later dismissed at Sarnoff's request.

         In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following the decision in the New Jersey action, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the California District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. No discovery has yet occurred in the case.

         In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D preferred stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 312,000 shares of Class B common stock upon consummation of the Offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. In March 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court in April 1999. The terms of the settlement are confidential but the Company believes that they do not have a material effect on its business, results of operations, financial condition or equity.

         In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom (and co-defendant, PC-Tel, Inc.), asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola,
(ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and
(iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint.

AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. The parties are currently engaged in discovery in the action. A hearing on patent claims construction is scheduled to commence in June 2000 and a three-week trial is scheduled to begin in February 2001. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

         Although AltoCom believes that it has strong defenses and is defending the action vigorously, a finding of infringement by AltoCom as to at least one of the patents in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that AltoCom withdraw various products from the market, and indemnification claims by AltoCom's customers or strategic partners, each of which events could have a material adverse effect on AltoCom's, and possibly the Company's, business, results of operations and financial condition.

         On March 8, 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint seeks injunctive relief, damages, exemplary damages and attorneys' fees. The litigation is in its early stages. A preliminary injunction hearing is currently scheduled for April 28, 2000. The Company has asserted and believes that Intel's claims are meritless and is vigorously defending the action.

         The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management currently believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of Shareholders of the Company was held on November 22, 1999.

         (b) Not applicable.

         (c) (1) To approve the amendment of the Company's Amended and Restated Articles of Incorporation to increase the aggregate number of authorized shares of Class A common stock thereunder from 200,000,000 shares to 400,000,000 shares and to increase the aggregate number of authorized shares of Class B common stock thereunder from 100,000,000 to 200,000,000 shares.


                                Class A Shares    Class B Shares    Class B Votes     Total Votes
                                --------------    --------------    -------------     -----------
                 For               62,038,060        86,968,114        869,681,140    931,719,200
                 Against           14,624,750             3,000             30,000     14,654,750
                 Abstain               97,182            12,770            127,700        224,882

             (2) To approve the amendment of the Company's Amended and Restated
                 Articles of Incorporation to permit the issuance of additional shares of Class B common stock upon the approval of at least two-thirds of the members of the Board of Directors then in office.

                                   Class A Shares    Class B Shares     Class B Votes   Total Votes
                                   --------------    --------------     -------------   -----------
                  For                25,012,576        86,599,696        865,996,960    891,009,536
                  Against            16,591,988           227,280          2,272,800     18,864,788
                  Abstain               205,096            48,770            487,700        692,796
                  Broker non-votes   34,950,332           108,138                 --             --

             (3)  To approve an amendment of the Company's 1998 Stock Incentive
                  Plan:

             (a) to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 20,000,000 shares; and

             (b) to revise the automatic share increase provisions of this plan so that the number of shares of Class A common stock by which the share reserve is to increase automatically on the first trading day in January each year will be increased to 4.5% of the total number of shares of Class A common stock and Class B common stock outstanding on the last trading day of December in the immediately preceding calendar year, beginning with the January 3, 2000 annual increase, subject to an annual share limit.

                                   Class A Shares    Class B Shares     Class B Votes   Total Votes
                                   --------------    --------------     -------------   -----------
                  For                 22,890,812        86,603,480        866,034,800   888,925,612
                  Against             18,665,762           259,432          2,594,320    21,260,082
                  Abstain                189,560            12,770            127,700       317,260
                  Broker non-votes    35,013,858           108,202                 --             --


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Class A common stock is traded on the Nasdaq National Market under the symbol "BRCM." The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock on the Nasdaq National Market, adjusted to reflect our 2-for-1 stock splits effective February 17, 1999 and February 11, 2000, respectively:

        Fiscal Year 1998                                High            Low
        ----------------                               -------         ------

        First Quarter
        Second Quarter                                 $ 19.16         $ 11.75
        Third Quarter                                    22.44           11.75
        Fourth Quarter                                   33.75           14.50

        Fiscal Year 1999                                 High            Low
        ----------------                               -------         -------

        First Quarter                                  $ 47.81         $ 23.13
        Second Quarter                                   72.63           29.00
        Third Quarter                                    74.75           50.75
        Fourth Quarter                                  144.50           53.50
        Fiscal Year 2000
        First Quarter (through March 3, 2000)          $235.69         $110.88

         As of March 3, 2000 there were approximately 895 record holders of the Company's Class A common stock and approximately 720 record holders of the Company's Class B common stock. On March 3, 2000 the last reported sale price of the Class A common stock on the Nasdaq National Market was $232.88 per share.

         The Company's Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

DIVIDEND POLICY

         The Company has never declared or paid cash dividends on shares of its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and in acquisitions of other businesses, products or technologies and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------
                                             1999          1998         1997        1996         1995
                                           --------     --------     --------      -------     -------
                                                      (In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue                                    $518,183     $216,456     $ 42,341      $23,874     $ 6,624
Cost of revenue                             209,837       91,403       15,563        8,175       1,572
                                           --------     --------     --------      -------     -------
Gross profit                                308,346      125,053       26,778       15,699       5,052
Operating expense:
   Research and development                 108,579       51,090       21,545        7,541       3,807
   Selling, general and administrative       56,601       32,939       11,410        4,364       2,295
   Merger-related costs                      15,210           --           --           --          --
   Litigation settlement costs               17,036           --           --           --          --
                                           --------     --------     --------      -------     -------
Income (loss) from operations               110,920       41,024       (6,177)       3,794      (1,050)
Interest and other income, net                8,402        4,154           91          165          98
                                           --------     --------     --------      -------     -------
Income (loss) before income taxes           119,322       45,178       (6,086)       3,959        (952)
Provision (benefit) for income taxes         36,035       20,586         (157)       1,514           3
                                           --------     --------     --------      -------     -------
Net income (loss)                          $ 83,287     $ 24,592     $ (5,929)     $ 2,445     $  (955)
                                           ========     ========     ========      =======     =======
Basic earnings (loss) per share (1)        $    .42     $    .15     $   (.05)     $   .02     $  (.01)
                                           ========     ========     ========      =======     =======
Diluted earnings (loss) per share (1)      $    .36     $    .12     $   (.05)     $   .02     $  (.01)
                                           ========     ========     ========      =======     =======

                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                             1999         1998        1997          1996        1995
                                           --------     --------     --------      -------     -------
                                                                 (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                  $173,966     $ 72,511     $33,031       $ 9,780     $2,688
Working capital                             305,265      131,666      35,734         9,920      2,276
Total assets                                585,309      260,581      60,890        21,575      7,021
Long-term debt, including current
  portion                                     1,056       11,352       4,743         1,476      1,336
Convertible preferred stock                      --           --      28,617         6,084      3,150
Total shareholders' equity                  498,699      215,503      45,010        15,483      4,326

-------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000, respectively.


         The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom Corporation for the five years ended December 31, 1999, which have been restated to include the operations of Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc., and AltoCom, Inc. on a pooling-of-interests basis as if they had combined with Broadcom prior to the beginning of each period presented.

         You should read this selected consolidated financial data along with the Consolidated Financial Statements and related Notes contained in this Report and in our subsequent reports filed with the SEC, as well as the section of this Report and our other reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO, CONTAINED ELSEWHERE IN THIS REPORT, BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT. IN THIS REPORT, ALL SHARE NUMBERS AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT OUR 2-FOR-1 STOCK SPLITS, EACH IN THE FORM OF A 100% STOCK DIVIDEND, EFFECTIVE FEBRUARY 17, 1999 AND FEBRUARY 11, 2000, RESPECTIVELY.

OVERVIEW

         We are the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data to and throughout the home and within the business enterprise. These integrated circuits permit the cost effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of software and software support and sales of system-level reference designs.

         We recognize product revenue at the time of shipment. Provision is concurrently made for estimated product returns, which historically have been immaterial. Our products typically carry a one-year warranty. We recognize development revenue when earned. Revenue from licensed software is recognized at the time of shipment, provided that we have vendor-specific objective evidence of the fair value of each element of the software offering. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

         The percent of our revenue derived from independent customers located outside of the United States was approximately 17.2% in 1999, 17.2% in 1998 and 19.6% in 1997. All of our revenue to date has been denominated in U.S. dollars. See Note 10 of Notes to Consolidated Financial Statements.

         From time to time, our key customers have placed large orders causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 67.0% of our revenue in 1999, 74.2% of our revenue in 1998 and 56.2% of our revenue in 1997. We expect that our key customers will continue to account for a significant portion of our revenue for 2000 and in the future.

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

         The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between increasing expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, during 2000 and thereafter, we intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially future quarters, would be materially and adversely affected.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data expressed as a percentage of revenue for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1999          1998         1997
                                             ------        ------        -----
Revenue ................................     100.0%        100.0%        100.0%
Cost of revenue ........................      40.5          42.2          36.8
                                             -----         -----         -----
Gross profit ...........................      59.5          57.8          63.2
Operating expense:
     Research and development ..........      21.0          23.6          50.9
     Selling, general and administrative      10.9          15.2          26.9
     Merger-related costs ..............       2.9          --            --
     Litigation settlement costs .......       3.3          --            --
                                             -----         -----         -----
Income (loss) from operations ..........      21.4          19.0         (14.6)
Interest and other income, net .........       1.6           1.9            .2
                                             -----         -----         -----
Income (loss) before income taxes ......      23.0          20.9         (14.4)
Provision (benefit) for income taxes ...       6.9           9.5           (.4)
                                             -----         -----         -----
Net income (loss) ......................      16.1%         11.4%        (14.0)%
                                             =====         =====         =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Effects of Pooling-of-Interests Transactions. On May 31, 1999 we completed the acquisitions of Maverick Networks, Epigram, Inc. and Armedia, Inc. On August 31, 1999 we completed the acquisitions of HotHaus Technologies Inc. and AltoCom, Inc. Each of the acquisitions was accounted for as a pooling of interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the operations of these five companies as if they had combined with our company at the beginning of the first period presented. Included in revenue and net income for 1999 were revenue and net losses aggregating $8.3 million and $8.8 million, respectively, from Maverick, Epigram, Armedia, HotHaus and AltoCom incurred prior to the respective closings of the transactions.

         Revenue. Revenue consists of product revenue generated principally by sales of our semiconductor products and, to a lesser extent, from sales of software and software support and development revenue generated under development contracts with our customers. Revenue for 1999 was $518.2 million, an increase of $301.7 million or 139.4% as compared with revenue of $216.5 million in 1998. The growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

         Gross Profit. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for 1999 was $308.3 million or 59.5% of revenue, an increase of $183.3 million or 146.6% from gross profit of $125.1 million or 57.8% of revenue in 1998. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The increase in gross profit as a percentage of revenue was driven by cost reductions from our suppliers as well as lower than expected rates of price erosion in our major markets. We expect that gross profit as a percentage of revenue will decline in future periods due to higher anticipated silicon wafer costs and as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross margin may be affected by the future introduction of certain lower margin products.

         Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for 1999 was $108.6 million or 21.0% of revenue, an increase of $57.5 million or 112.5% as compared with research and development expense of $51.1 million or 23.6% of revenue in 1998. The increase in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decline in research and development expense as a percentage of revenue reflected a significant increase in revenue during 1999. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future.

         Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for 1999 was $56.6 million or 10.9% of revenue, an increase of $23.7 million or 71.8% as compared with selling, general and administrative expense of $32.9 million or 15.2% of revenue in 1998. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of revenue reflected a significant increase in revenue during 1999. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations and periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

         Merger-Related Costs. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. Merger-related costs of approximately $15.2 million in 1999 were incurred in connection with the acquisitions of Maverick, Epigram, Armedia, HotHaus, and AltoCom. No comparable merger-related costs were incurred in the year-earlier period.

         Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. Litigation settlement costs of approximately $17.0 million were incurred in 1999. No comparable litigation settlement costs were incurred in 1998.

         Deferred Compensation. We recorded approximately $5.0 million and $7.6 million of deferred compensation in 1999 and 1998, respectively. Of these amounts, approximately $5.0 million in 1999 and $2.3 million in 1998 represent deferred compensation related to the grant of stock options to certain employees of acquired companies. Deferred compensation represents the difference between the fair value of the common stock for accounting purposes and the exercise price of such options at the date of grant. We have presented these amounts as a reduction of shareholders' equity and are amortizing these amounts ratably over the respective vesting periods of the applicable options. We amortized to expense an aggregate of $3.8 million of deferred compensation in 1999 and $1.8 million in 1998.

         Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash and cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for 1999 was $8.4 million as compared with $4.2 million in 1998. This increase was principally due to increased cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems, Inc. in April 1998, a follow-on offering in October 1998, and cash generated by operations.

         Provision for Income Taxes. Our effective tax rate was 30.2% for 1999 and 45.6% for 1998. The federal statutory rate was 35% for both periods. Our 1999 effective tax rate was reduced by tax benefits associated with research and development credits. Our 1998 effective tax rate was increased by our inability to recognize the tax benefits of Epigram, Armedia and HotHaus net operating losses incurred during 1997 and 1998. We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes. See Note 4 of Notes to Consolidated Financial Statements.

         At December 31, 1999 and 1998 we provided a valuation allowance of $6.9 million against a portion of certain acquired net operating losses, due to uncertainty regarding their future realization. The utilization of such losses is subject to stringent limitations under the Internal Revenue Code. There is no valuation allowance provided on the remainder of our deferred tax assets, as we believe it is more likely than not that these assets will be realized. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Revenue. Revenue for 1998 was $216.5 million, an increase of $174.1 million or 411.2% as compared with revenue of $42.3 million in 1997. This growth in revenue was derived mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

         Gross Profit. Gross profit for 1998 was $125.1 million or 57.8% of revenue, an increase of $98.3 million or 367% from gross profit of $26.8 million or 63.2% of revenue in 1997. The increase in gross profit was mainly attributable to the significant increase in the volume of product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume pricing agreements on products for the high-speed networking market.

         Research and Development Expense. Research and development expense for 1998 was $51.1 million or 23.6% of revenue, an increase of $29.5 million or 137.1% as compared with research and development expense of $21.5 million or 50.9% of revenue in 1997. The increase in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decline in research and development expense as a percentage of revenue reflected a significant increase in revenue during 1998.

         Selling, General and Administrative Expense. Selling, general and administrative expense for 1998 was $32.9 million or 15.2% of revenue, an increase of $21.5 million or 188.7% as compared with selling, general and administrative expense of $11.4 million or 26.9% of revenue in 1997. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of revenue reflected a significant increase in revenue during 1998.

         Deferred Compensation. We recorded approximately $7.6 million and $1.2 million of deferred compensation in 1998 and 1997, respectively. Of the 1998 amount, approximately $2.3 million represents deferred compensation related to the grant of stock options to certain employees of acquired companies. Deferred compensation represents the difference between the fair value of the common stock for accounting purposes and the exercise price of such options at the date of grant. We have presented these amounts as a reduction of shareholders' equity and are amortizing these amounts ratably over the respective vesting periods of the applicable options. We amortized to expense an aggregate of $1.8 million of deferred compensation in 1998 and $66,000 in 1997.

         Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash and cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for 1998 was $4.2 million compared to $91,000 in 1997. This increase was principally due to increased cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems, Inc. in April 1998, and a follow-on offering in October 1998.

         Provision (Benefit) for Income Taxes. Our effective tax rate (benefit) was 45.6% in 1998 and (2.6)% in 1997. The federal statutory tax rates were 35% in 1998 and 34% in 1997. Our effective tax rate was increased in 1998, and our benefit was reduced in 1997, by our inability to recognize the tax benefit of Epigram, Armedia and HotHaus net operating losses incurred during both periods. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 1999 we had $305.3 million in working capital, $260.2 million in cash and cash equivalents and short-term investments, and $9.4 million in long-term investments.

         Operating activities provided cash of $66.1 million in 1999. This was primarily the result of net income, the non-cash impact of depreciation and amortization, growth in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable, inventory, deferred tax assets and prepaids and other assets. Operating activities used cash of $4.0 million in 1998 and $6.7 million in 1997.

         Cash used in operating activities in 1998 was primarily the result of increases in accounts receivable, inventory, deferred tax assets and prepaids and other assets, partially offset by net income, the non-cash impact of depreciation and amortization and growth in accounts payable. Cash used in operating activities in 1997 was primarily attributable to a net loss, growth in accounts receivable, inventory, and a decrease in income taxes payable, which more than offset growth in accounts payable and the non-cash impact of depreciation and amortization.

         Investing activities used cash in the amount of $18.4 million in 1999 for the net purchase of held-to-maturity investments and $29.2 million for the purchase of capital equipment to support our expanding operations. Investing activities used cash of $106.2 million in 1998 for the net purchase of held-to-maturity investments and the purchase of capital equipment to support our expanding operations. Investing activities used cash of $8.1 million in 1997, primarily for the purchase of capital equipment.

         Cash provided by financing activities was $83.0 million in 1999, which was primarily the result of $51.7 million in tax benefits related to stock option exercises and $37.6 million in net proceeds from issuances of common stock. Cash provided by financing activities in 1998 was $149.7 million, primarily the result of $79.2 million in aggregate net proceeds from our initial public offering and sale of Class A common stock to Cisco Systems in April 1998, $30.5 million in net proceeds from our follow-on offering in October 1998, $25.2 million in tax benefits related to stock option exercises and $14.7 million in net proceeds from other issuances of common stock. Cash provided by financing activities was $38.1 million in 1997, primarily from the sale of convertible preferred stock and common stock and the establishment of a revolving credit facility and term loan.

         We believe that cash and cash equivalents and investments on hand, together with cash that we generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

         We had commitments totaling approximately $4.0 million as of December 31, 1999 primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 1999 we spent $29.5 million on capital equipment to support our expanding operations. We expect that we will spend more than this amount during 2000 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof. See Note 6 of Notes to Consolidated Financial Statements.

         Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

         o  the market acceptance of our products;

         o the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

         o  volume price discounts;

         o our business, product, capital expenditure and research and development plans and product and technology roadmaps;

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

YEAR 2000 COMPLIANCE

         Many existing computer systems, software applications and embedded computer chips, software and firmware in control devices use only two digits to identify a year in the date field. These systems, applications and control devices need to accept four digit entries to distinguish 21st Century dates from 20th Century dates. In addition, they may not correctly process "leap year" dates or may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the Year 2000 and otherwise occurs only once every 400 years. As a result, these systems and applications had to be upgraded to comply with the Year 2000 requirements or risk system failure, miscalculations or other disruptions to normal business activities.

         To date we have not experienced any Year 2000 problems in our computer systems or operations. However, we cannot yet assess the extent of the Year 2000 impact and cannot be sure that we will not experience unanticipated residual consequences from latent Year 2000 problems.

         We have assessed the impact that the Year 2000 problem may have on our operations and have identified the following four key areas of our business that may be affected:

         Products. We have evaluated each of our current products and believe that they do not contain date sensitive functionality. However, we cannot determine whether any of our customers' products into which our products are incorporated contain latent Year 2000 problems because we have little or no control over the design, production and testing of our customers' products.

         Internal Infrastructure. We have completed a full review of the systems, transaction processing computer applications and devices used by us to operate and monitor all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll), security systems, customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems and other systems with embedded computer chips, and believe that our internal infrastructure is Year 2000 compliant.

However, we may experience latent Year 2000 problems as a result of the interaction between our own systems and products and the systems and products of third parties.

         Third-Party Suppliers. We rely, directly and indirectly, on external systems utilized by our third-party suppliers for the management and control of fabrication and the assembly and testing of substantially all of our products. We have completed surveys and on-site visits of the two independent foundries, Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor Manufacturing, that fabricate substantially all of our semiconductor devices in current production. In addition, we have completed surveys and on-site visits of the three subcontractors, ASAT Ltd., ST Assembly Test Services and Amkor Technology, that assemble and test substantially all of our current products. These key suppliers have responded to us that their systems are Year 2000 compliant. However, any failure of these or other third parties to resolve any residual Year 2000 problems in a timely manner could materially disrupt our business. Any such disruption could negatively impact our sales, harm our relationships with our customers, and materially and adversely affect our business, results of operations and financial condition.

         We also rely on the external systems of other third parties such as creditors, financial institutions, governmental entities and other suppliers, both domestic and international, to provide us with services and accurate data. Our business could be materially and adversely affected if any of these third parties experience disruptions in their operations or if an economic crisis or general widespread problems result from systems that are not Year 2000 compliant.

         Facility and Laboratory Related Systems. We have reviewed systems such as heating, sprinklers, elevators, test equipment and security at our facilities and labs and believe that these systems are Year 2000 compliant. However, these systems may also be affected by latent Year 2000 problems.

         To date, we have incurred approximately $80,000 in expenditures in connection with identifying and addressing specific Year 2000 compliance issues, excluding the cost of routine upgrades to systems, software applications and control devices. We could incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

         We have developed contingency plans to address those Year 2000 issues that may pose a significant risk to our on-going operations. These plans include buffer inventories for certain products, implementation of manual procedures to compensate for system deficiencies, and contract IS resources to immediately address issues should they arise. However, any contingency plans we implement may not succeed or may not be adequate to meet our needs without materially impacting our operations. In addition, the delays and inefficiencies inherent in conducting operations in an alternative manner could materially and adversely affect our business, results of operations and financial condition. More specifically, if we or our third party suppliers were to lose the ability to manufacture, assemble, test and ship product as a result of Year 2000 related issues, we would be exposed to missing customer shipments and potentially losing revenues and profits.

ACQUISITIONS

         On February 29 and March 1, 2000 we completed the acquisitions of Digital Furnace Corporation, BlueSteel Networks, Inc. and Stellar Semiconductor, Inc. These merger transactions will be accounted for as poolings-of-interests, and we will take a charge for merger-related expenses in the fiscal year ending December 31, 2000. We do not anticipate that the merger-related expenses will have a significant impact on our consolidated financial position and results of operations. Our consolidated financial statements presented in the future will be restated to include the financial position and results of operations of the acquired companies. See Note 13 of Notes to Consolidated Financial Statements.

RISK FACTORS

BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

         o silicon wafer pricing and the availability of foundry and assembly capacity and raw materials;

         o our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

         o the timing of customer-industry qualification and certification of our products and the risks of non-qualification or non-certification;

         o the rate at which our present and future customers and end users adopt Broadcom technologies in our target markets;

         o the rate of adoption and acceptance of new industry standards in our target markets;

         o  the effects of new and emerging technologies;

         o  intellectual property disputes and customer indemnification claims;

         o the risks inherent in our acquisitions of technologies and businesses, including the timing and successful completion of technology and product development through volume production, integration issues, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, accounting treatment and charges, and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized;

         o  the effectiveness of our product cost reduction efforts;

         o fluctuations in our manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of our products;

         o the risks of producing products with new suppliers and at new fabrication and assembly facilities;

         o risks and uncertainties associated with our international operations;

         o problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

         o our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans;

         o  changes in our product or customer mix;

         o  the quality of our products and any remediation costs;

         o the effects of natural disasters and other events beyond our control;

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

         We intend to continue to increase our operating expenses in 2000 and in the future. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

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

         We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to General Instrument, 3Com, and Cisco including sales to their respective manufacturing subcontractors, accounted for approximately 27.5%, 18.1% and 10.6%, respectively, of our revenue in the year ended December 31, 1999. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 67.0% of our revenue in 1999, 74.2% of our revenue in 1998 and 56.2% of our revenue in 1997. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

         The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the markets in which we compete.

         Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures at lower costs than our technologies. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

OUR ACQUISITION STRATEGY MAY REQUIRE US TO MAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

         A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that would allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Since January 1999 we have acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc., AltoCom, Inc., Digital Furnace Corporation, BlueSteel Networks, Inc. and Stellar Semiconductor, Inc. We plan to continue to pursue acquisition opportunities in 2000 and in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of the holders of our common stock. Thus, for example, as a consequence of the pooling-of-interest rules, the securities issued in each of the eight acquisitions described above were Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

         We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. Moreover, due to our limited acquisition experience, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our product revenue in recent fiscal quarters has been derived from sales of products for the high-speed office network, digital cable set-top box and cable modem markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

IF WE DO NOT ANTICIPATE AND ADAPT TO EVOLVING INDUSTRY STANDARDS IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS, OUR PRODUCTS COULD BECOME OBSOLETE AND WE COULD LOSE MARKET SHARE.

         Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies, such as 100Base-T4 for high-speed networking, that did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into these markets could materially and adversely affect our business, financial condition and results of operations.

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY AND IN A COST-EFFECTIVE AND TIMELY MANNER OR TO ACHIEVE MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED.

         Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

         We do not own or operate a fabrication facility. Two outside foundries, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan and Chartered Semiconductor Manufacturing, or Chartered, in Singapore, currently manufacture substantially all of our semiconductor devices in current production. In September 1999 TSMC's principal facility was affected by a significant earthquake in Taiwan. As a consequence of this earthquake, TSMC suffered power outages and equipment damage that impaired TSMC's wafer deliveries and, together with strong demand, could result in wafer shortages and higher wafer pricing industrywide.

         Because we rely on outside foundries with limited capacity, we face several significant risks, including:

         o a lack of ensured wafer supply and potential wafer shortages and higher wafer prices;

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

         The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has recently been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. In addition, if either TSMC or Chartered experiences financial difficulties, if either foundry suffers any damage to its facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

         Maverick and Broadcom HomeNetworking, Inc., formerly known as Epigram, Inc., have established relationships with foundries other than TSMC and Chartered, and we are using these other foundries to produce the initial products of Maverick and Broadcom HomeNetworking. We may utilize such foundries for other products in the future. In using these new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to TSMC and Chartered.

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

         During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 599 employees in December 1998 to 1,147 employees as of March 1, 2000, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF ANY OF THE THREE THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

         Three third-party subcontractors, ASAT Ltd. in Hong Kong, ST Assembly Test Services, STATS, in Singapore, and Amkor Technology in the Philippines and Taiwan, assemble and test almost all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past, and could in the future, result in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with ASAT, STATS or Amkor. We typically procure services from these suppliers on a per order basis. If either ASAT, STATS or Amkor experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

         We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. In using these new subcontractors, we will be subject to all of the same risks described in the foregoing paragraph with respect to ASAT, STATS and Amkor.

AS OUR INTERNATIONAL BUSINESS EXPANDS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO INTERNATIONAL OPERATIONS.

         We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 17.2% of our revenue in each of the years ended December 31, 1999 and 1998 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in The Netherlands. As a result of our acquisition of HotHaus in August 1999, we now undertake software design, development and marketing activities in Canada. Furthermore, as a result of our acquisition of Armedia in May 1999, we also undertake design and development activities in India. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

         o  political, social and economic instability;

         o  trade restrictions;

         o  the imposition of governmental controls;

         o exposure to different legal standards, particularly with respect to intellectual property;

         o  burdens of complying with a variety of foreign laws;

         o import and export license requirements and restrictions of the United States and each other country in which we operate;

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

         In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION AND THAT MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

         In order to remain competitive, we expect to transition our products to increasingly smaller geometries. This transition will require us to redesign certain products and modify the manufacturing processes for our products. We continually evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting certain products from .50 micron to .35 micron, .22 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 11 issued United States patents and have filed over 250 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

         Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. filed a lawsuit against us alleging misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations in connection with our recent hiring of three former Intel employees. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. Our subsidiary, AltoCom, is the defendant in patent litigation brought by Motorola, Inc. relating to software modem technology. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES. A CUSTOMER MAY DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO LOSE ANTICIPATED SALES. IN ADDITION, OUR AVERAGE PRODUCT CYCLES TEND TO BE SHORT AND, AS A RESULT, WE MAY HOLD EXCESS OR OBSOLETE INVENTORY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         After we have developed and delivered a product to a customer, our customer will often test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that such customer will ultimately market and sell their equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

         While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenues for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions, and we still have higher cost products in inventory, our operating results would be harmed.

BECAUSE WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, ANY SIGNIFICANT CANCELLATIONS OR DEFERRALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSES AND IN UNDETECTED DEFECTS OR BUGS, WHICH COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS AND DAMAGE OUR REPUTATION WITH CURRENT OR
PROSPECTIVE CUSTOMERS.

         Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, we cannot assure you that our new products will not contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant economic downturns, characterized by diminished product demand, accelerated erosion of prices and excess production capacity. This industry also periodically experiences increased demand and production capacity constraints. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry.

OUR CALIFORNIA FACILITIES AND THE FACILITIES OF ONE OF THE TWO INDEPENDENT FOUNDRIES UPON WHICH WE RELY TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS ARE LOCATED IN REGIONS THAT ARE SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

         Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, one of the two outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, is located in Taiwan, a country that is also subject to earthquakes. Any earthquake or other natural disaster in Taiwan could materially disrupt TSMC's production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS OR THE IMPOSITION OF NEW LAWS OR REGULATIONS BY THE FCC, OTHER FEDERAL OR STATE AGENCIES OR FOREIGN GOVERNMENTS COULD IMPEDE THE SALE OF OUR PRODUCTS OR OTHERWISE HARM OUR BUSINESS.

         The Federal Communications Commission has broad jurisdiction over each of our target markets. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. As a result, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business, financial condition and results of operations. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services or other aspects of their business may impede the sale of our products. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications. We and our customers may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES CAN CONTROL THE OUTCOME OF MATTERS THAT REQUIRE THE APPROVAL OF OUR SHAREHOLDERS, AND ACCORDINGLY WE WILL NOT BE ABLE TO ENGAGE IN CERTAIN TRANSACTIONS WITHOUT THEIR APPROVAL.

         As of March 3, 2000 our directors and executive officers beneficially owned approximately 34.7% of our outstanding common stock and 67.1% of the total voting control held by our shareholders. In particular, as of March 3, 2000 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 32.9% of our outstanding common stock and 64.3% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

         The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A common stock has traded at prices as low as $11.75 and as high as $253.00 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

         Many existing computer systems, software applications and embedded computer chips, software and firmware in control devices use only two digits to identify a year in the date field. These systems, applications and control devices need to accept four digit entries to distinguish 21st Century dates from 20th Century dates. In addition, they may not correctly process "leap year" dates or may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the Year 2000 and otherwise occurs only once every 400 years. As a result, these systems and applications had to be upgraded to comply with the Year 2000 requirements or risk system failure, miscalculations or other disruptions to normal business activities.

         We have evaluated our Year 2000 readiness, both in terms of the compliance of our products and the compliance of our information systems and applications which monitor all aspects of our business, including financial systems, customer services, marketing information, infrastructure and telecommunications equipment. We believe that our products and internal information systems are Year 2000 compliant. To date we have not experienced any Year 2000 problems in our computer systems or operations. However, we cannot yet assess the extent of the Year 2000 impact and cannot be sure that we will not experience unanticipated residual consequences of the change in centuries due to the interaction between our own systems and products and the systems and products of third parties. We believe our greatest exposure to residual Year 2000 risks relates to the readiness of the third party suppliers who fabricate, assemble and test our products and of our customers, who incorporate our products into their own products. Any failure of these third parties to resolve any residual Year 2000 problems in a timely manner could materially disrupt our business and affect the marketability of our products. Any such disruption could negatively impact our sales, harm our relationships with our customers, and materially and adversely affect our business, results of operations and financial condition.

         We also rely on the external systems of other third parties such as creditors, financial organizations, governmental entities and other suppliers, both domestic and international, to provide us with services and accurate data. Our business could be materially and adversely affected if any of these third parties experience disruptions in their operations or if an economic crisis or general widespread problems result from systems that are not Year 2000 compliant.

         Our contingency plans to address these issues may not be adequate to meet our needs without disrupting our business or without causing delays and inefficiencies inherent in conducting operations in an alternative manner. If we fail to adequately address any Year 2000 problems that do emerge, our business, financial condition and results of operations may be materially and adversely affected.

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

         o  volume price discounts;

         o our business, product, capital expenditure and research and development plans and product and technology roadmaps;

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

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and will in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our publicly-held Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B common stock, our officers' ownership of a majority of the Class B common stock and the ability of our Board of Directors to issue preferred stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. Finally, these factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

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

         Principal (notional) amounts by expected maturity (at December 31,
1999):

                                                                                        FAIR VALUE
                                          2000            2001            TOTAL            1999
                                        --------         ------         --------        ----------
                                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash and cash equivalents............   $ 22,514         $   --         $ 22,514         $ 22,517
   Weighted average rate.............       5.93%            --             5.93%
Investments .........................   $ 86,215         $9,351         $ 95,566         $ 95,293
   Weighted average rate.............       4.59%          3.33%            4.47%
Total portfolio .....................   $108,729         $9,351         $118,080         $117,810
   Weighted average rate.............       4.87%          3.33%            4.75%

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

         (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS.

         The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are filed as part of this Form 10-K.
                                                                            Page
                                                                            ----

         Report of Independent Auditors                                      F-1

         Consolidated Balance Sheets as of December 31, 1999 and 1998        F-2

         Consolidated Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                                  F-3

         Consolidated Statements of Shareholders' Equity for the years
           ended December 31, 1999, 1998 and 1997                            F-4

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                                  F-5

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

                                                                            Page
                                                                            ----
         Report of Independent Auditors on Financial Statement Schedule      S-1

         Schedule II - Consolidated Valuation and Qualifying Accounts        S-2

    3.  EXHIBITS.

        The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) REPORTS ON FORM 8-K.

         On November 24, 1999 the Company filed a report on Form 8-K/A to provide restated historical consolidated financial statements to reflect the pooled operations of HotHaus and AltoCom.

                           GLOSSARY OF TECHNICAL TERMS

Adaptive Equalization..............  Receiver technique for compensating for distortions in a transmission media.

ADSL...............................  Asymmetric Digital Subscriber Line. Twisted-pair modem technology that achieves data rates up to 8 Mbps downstream to the subscriber and 1 Mbps upstream to the network at distances up to 18,000 feet.

Bandwidth..........................  A range of signal frequencies, measured in cycles per second or Hertz (Hz).
                                     Also refers to the speed at which data is transmitted, measured in bits per second (bps).

Broadband Communications...........  Data transmission at speeds of greater than 1.5 Mbps.

CMOS...............................  Complementary Metal Oxide Semiconductor. Technology used to manufacture silicon integrated circuits.

DBS................................  Digital Broadcast Satellite. A broadband communications technology that broadcasts digital television programming from satellites directly to dish antennas.

DOCSIS.............................  Data Over Cable Service Interface Specifications. Industry specification that defines the technical equipment for high-speed cable modem and headend equipment.

DSP................................  Digital Signal Processing.

Ethernet (10Base-T)................  Networking protocol widely used in LANs for connecting devices by means of copper twisted pair wiring at speeds of 10 Mbps.

Fast Ethernet (100Base-T)..........  An extension to the 10Base-T Ethernet network access method which operates at
                                     100 Mbps.

FEC................................  Forward Error Correction. A receiver technique for correcting errors in the received data.

GHz................................  GigaHertz. One billion cycles per second.

Gigabit Ethernet (1000Base-T)......  An extension to the 100Base-T Ethernet network access method which operates at 1,000 Mbps or equivalently 1 Gbps.

Headend............................  The central distribution point in a cable television system. Typically serves tens to hundreds of thousands of homes.

HFC................................  Hybrid Fiber Coax. Upgraded cable plant which uses a combination of fiber optic cable in the backbone and coaxial cable in the subscriber feeder plant.

IC.................................  Integrated Circuit.

kbps...............................  Kilobits per second.

LAN................................  Local Area Network. A private data communications network linking a variety of data devices such as computers and printers within an office or home environment.

LMDS...............................  Local Multipoint Distribution System. A broadband wireless communications network that uses microwave frequencies above 10 GHz to transmit video and data to residences over a cellular-like network at distances under a few miles.

MAC................................  Media Access Control. Protocol for controlling the upstream and downstream traffic flow in a local or wide area network.

Mbps...............................  Megabits per second. Million bits per second.

MMDS...............................  Multichannel Multipoint Distribution Service. A broadband wireless communications network that uses microwave frequencies below 10 GHz to transmit video and data to residences at distances up to tens of miles.

MPEG...............................  Moving Picture Experts Group. Industry standard for compressing and decompressing digital audio video signals.

NIC................................  Network Interface Card. Plug-in adapter card enables a computer to connect to a LAN.

QAM................................  Quadrature Amplitude Modulation. A digital modulation technique that allows very efficient transmission of data over media with limited available bandwidth.

QPSK...............................  Quadrature Phase Shift Keying. A digital technique which is widely employed in direct broadcast satellite transmission systems.

RISC...............................  Reduced Instruction Set Computer.

RF.................................  Radio Frequency.

VDSL...............................  Very High Bit-Rate Digital Subscriber Line. Twisted pair modem technology that achieves data rates up to 52 Mbps downstream to the subscriber and 6
                                     Mbps upstream to the network at distances up to 4,000 feet.

VSB................................  Vestigial Side Band. North American standard for broadcast HDTV.

WAN................................  Wide Area Network. A data communications network, such as the Internet, which links a variety of data devices over a large geographical distance.

xDSL...............................  Generic representation of the entire family of Digital Subscriber Line technology spanning data rates from 128 kbps to 52 Mbps depending on the distance between the central office and subscriber.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Broadcom Corporation

         We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP


Orange County, California
January 18, 2000, except for
Note 13, as to which the
date is March 8, 2000

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                     1999              1998
                                                                  ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents ..............................        $ 173,966         $  72,511
  Short-term investments .................................           86,215            34,344
  Accounts receivable (net of allowances for doubtful
     accounts and sales returns and allowances of
     $7,673 in 1999 and $5,167 in 1998) ..................           91,457            42,279
  Inventory ..............................................           19,177             7,325
  Deferred taxes .........................................            8,380             6,184
  Income taxes receivable ................................               --             3,069
  Prepaid expenses .......................................           12,132             6,932
                                                                  ---------         ---------
          Total current assets ...........................          391,327           172,644
Property and equipment, net ..............................           47,099            31,600
Long-term investments ....................................            9,351            42,826
Deferred taxes ...........................................          127,740             6,721
Other assets .............................................            9,792             6,790
                                                                  ---------         ---------
          Total assets ...................................        $ 585,309         $ 260,581
                                                                  =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .................................        $  44,860         $  22,374
  Wages and related benefits .............................           14,571             3,135
  Accrued liabilities ....................................           26,123             8,217
  Current portion of long-term debt ......................              508             7,252
                                                                  ---------         ---------
          Total current liabilities ......................           86,062            40,978
Long-term debt, less current portion .....................              548             4,100
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, $.0001 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - none in 1999 and 1998               --                --
  Class A common stock, $.0001 par value:
     Authorized shares--400,000,000
     Issued and outstanding shares-- 110,402,852 in 1999
      and 53,982,780 in 1998 .............................               11                 6
  Class B common stock, $.0001 par value:
     Authorized shares--200,000,000
     Issued and outstanding shares-- 98,861,666 in 1999
     and 143,855,302 in 1998 .............................               10                14
  Additional paid-in capital .............................          413,218           206,912
  Notes receivable from employees ........................           (1,543)           (2,743)
  Deferred compensation ..................................           (8,089)           (6,926)
  Retained earnings ......................................           95,092            18,240
                                                                  ---------         ---------
          Total shareholders' equity .....................          498,699           215,503
                                                                  ---------         ---------
          Total liabilities and shareholders' equity .....        $ 585,309         $ 260,581
                                                                  =========         =========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                               1999            1998             1997
                                             --------        --------        ---------
Revenue .............................        $518,183        $216,456        $  42,341
Cost of revenue .....................         209,837          91,403           15,563
                                             --------        --------        ---------
Gross profit ........................         308,346         125,053           26,778

Operating expense:
  Research and development ..........         108,579          51,090           21,545
  Selling, general and administrative          56,601          32,939           11,410
  Merger-related costs ..............          15,210              --               --
  Litigation settlement costs .......          17,036              --               --
                                             --------        --------        ---------
Income (loss) from operations .......         110,920          41,024           (6,177)
Interest and other income, net ......           8,402           4,154               91
                                             --------        --------        ---------
Income (loss) before income taxes ...         119,322          45,178           (6,086)
Provision (benefit) for income taxes           36,035          20,586             (157)
                                             --------        --------        ---------
Net income (loss) ...................        $ 83,287        $ 24,592        $  (5,929)
                                             ========        ========        =========
Basic earnings (loss) per share .....        $    .42        $    .15        $    (.05)
                                             ========        ========        =========
Diluted earnings (loss) per share ...        $    .36        $    .12        $    (.05)
                                             ========        ========        =========
Weighted average shares (basic) .....         198,512         168,885          116,341
                                             ========        ========        =========
Weighted average shares (diluted) ...         232,285         204,631          116,341
                                             ========        ========        =========

                             See accompanying notes.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              CONVERTIBLE
                                            PREFERRED STOCK                COMMON STOCK         ADDITIONAL
                                        ------------------------       --------------------      PAID-IN
                                         SHARES          AMOUNT          SHARES       AMOUNT     CAPITAL
                                        ---------       --------       -----------    ------    ----------

Balance at December 31, 1996 ....       2,093,839       $  6,084       124,963,788      $12      $  8,396
  Shares issued in business
   combinations .................              --             --         6,968,036        1        10,660
  Issuance of preferred stock,
     net of issuance costs
     of $36 .....................       1,500,000         22,689                --       --            --
  Repurchases of preferred stock          (26,000)          (156)               --       --            --
  Issuance of Class B common
     Stock ......................              --             --         1,140,000       --         1,050
  Exercise of stock options,
    net of repurchases ..........              --             --         7,251,168        1         3,568
  Tax benefit from exercise
    of stock options ............              --             --                --       --           191
  Deferred compensation
    related to grant of stock
    options .....................              --             --                --       --         1,156
  Amortization of deferred
     Compensation ...............              --             --                --       --            --
  Net loss ......................              --             --                --       --            --
                                       ----------       --------       -----------      ---      --------
Balance at December 31, 1997 ....       3,567,839         28,617       140,322,992       14        25,021
  Shares issued in business
   combinations .................              --             --         3,390,358       --         7,158
  Conversion of preferred
     stock into Class B common
     stock ......................      (3,567,839)       (28,617)       33,814,068        3        28,614
  Issuance of Class A common
     stock in initial public
     offering, net of offering
     costs of $1,628 ............              --             --        14,480,000        2        79,168
  Issuance of Class A common
     stock in follow-on
     offering, net of offering
     costs of $584 ..............              --             --         1,880,000       --        30,548
  Exercise of stock options,
    net of Repurchases ..........              --             --         3,612,408        1         1,885

  Employee stock purchase plan ..              --             --           338,256       --         1,725
  Repayment of notes receivable
    from employees ..............              --             --                --       --            --

  Tax benefit from exercise
    of stock options and
    stock purchase ..............              --             --                --       --        25,171
  Deferred compensation
    related to grant of
    stock options ...............              --             --                --       --         7,622
  Amortization of deferred
     compensation ...............              --             --                --       --            --
  Net income ....................              --             --                --       --            --
                                       ----------       --------       -----------      ---      --------
Balance at December 31, 1998 ....              --             --       197,838,082       20       206,912
  Shares issued in business
   combinations .................              --             --         1,743,676       --        18,179
  Exercise of stock options,
    net of repurchases ..........              --             --         8,945,672        1        24,015

  Employee stock purchase plan ..              --             --           737,088       --         5,016

  Repayment of notes receivable
     from employees .............              --             --                --       --            --

  Tax benefit from exercise
    of stock options and stock
    purchase plan ...............              --             --                --       --       154,103
  Deferred compensation related
    related to grant of stock
    options .....................              --             --                --       --         4,993
  Amortization of deferred
     compensation ...............              --             --                --       --            --
  Net income ....................              --             --                --       --            --
                                       ----------       --------       -----------      ---      --------
Balance at December 31, 1999 ....              --       $     --       209,264,518      $21      $413,218
                                       ==========       ========       ===========      ===      ========


                                          NOTES
                                        RECEIVABLE                                           TOTAL
                                          FROM          DEFERRED         RETAINED        SHAREHOLDERS'
                                        EMPLOYEES     COMPENSATION       EARNINGS           EQUITY
                                        ----------    ------------       --------        -------------
Balance at December 31, 1996 ....        $  (748)        $    --         $  1,739         $  15,483
  Shares issued in business
   combinations .................             --              --               --            10,661
  Issuance of preferred stock,
     net of issuance costs
     of $36 .....................             --              --               --            22,689
  Repurchases of preferred stock              --              --               --              (156)
  Issuance of Class B common
     Stock ......................             --              --               --             1,050
  Exercise of stock options,
    net of repurchases ..........         (2,614)             --               --               955
  Tax benefit from exercise
    of stock options ............             --              --               --               191
  Deferred compensation
    related to grant of stock
    options .....................             --          (1,156)              --                --
  Amortization of deferred
     Compensation ...............             --              66               --                66
  Net loss ......................             --              --           (5,929)           (5,929)
                                        --------         -------         --------         ---------
Balance at December 31, 1997 ....         (3,362)         (1,090)          (4,190)           45,010
  Shares issued in business
   combinations .................             --              --           (2,162)            4,996
  Conversion of preferred
     stock into Class B common
     stock ......................             --              --               --                --
  Issuance of Class A common
     stock in initial public
     offering, net of offering
     costs of $1,628 ............             --              --               --            79,170
  Issuance of Class A common
     stock in follow-on
     offering, net of offering
     costs of $584 ..............             --              --               --            30,548
  Exercise of stock options,
    net of Repurchases ..........           (191)             --               --             1,695
  Employee stock purchase plan ..             --              --               --             1,725
  Repayment of notes receivable
    from employees ..............            810              --               --               810
  Tax benefit from exercise
    of stock options and
    stock purchase ..............             --              --               --            25,171
  Deferred compensation
    related to grant of
    stock options ...............             --          (7,622)              --                --
  Amortization of deferred
     compensation ...............             --           1,786               --             1,786
  Net income ....................             --              --           24,592            24,592
                                         -------         -------         --------         ---------
Balance at December 31, 1998 ....         (2,743)         (6,926)          18,240           215,503
  Shares issued in business
   combinations .................             --              --           (6,435)           11,744
  Exercise of stock options,
    net of repurchases ..........             --              --               --            24,016
  Employee stock purchase plan ..             --              --               --             5,016
  Repayment of notes receivable
     from employees .............          1,200              --               --             1,200
  Tax benefit from exercise
    of stock options and stock
    purchase plan ...............             --              --               --           154,103
  Deferred compensation related
    related to grant of stock
    options .....................             --          (4,993)              --                --
  Amortization of deferred
     compensation ...............             --           3,830               --             3,830
  Net income ....................             --              --           83,287            83,287
                                         -------         -------         --------         ---------
Balance at December 31, 1999 ....        $(1,543)        $(8,089)        $ 95,092         $ 498,699
                                         =======         =======         ========         =========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                               1999              1998              1997
                                                             ---------         ---------         --------
OPERATING ACTIVITIES
Net income (loss) ...................................        $  83,287         $  24,592         $ (5,929)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization ..................           14,042             9,143            3,364
     Amortization of deferred compensation ..........            3,830             1,786               66
     Deferred taxes .................................          (20,765)          (11,679)            (707)
     Change in operating assets and liabilities:
       Accounts receivable ..........................          (49,178)          (31,614)          (6,789)
       Inventory ....................................          (11,852)           (4,613)          (1,805)
       Income taxes .................................            9,248            (2,636)          (2,245)
       Prepaid expenses and other assets ............           (8,202)          (11,571)          (1,011)
       Accounts payable .............................           22,486            14,474            5,578
       Other accrued liabilities ....................           23,163             8,115            2,755
                                                             ---------         ---------         --------
Net cash provided by (used in) operating activities .           66,059            (4,003)          (6,723)

INVESTING ACTIVITIES
Purchases of property and equipment, net ............          (29,244)          (29,079)          (8,100)
Proceeds from sale of investments ...................               --             8,808               --
Purchases of investments ............................          (18,396)          (85,978)              --
                                                             ---------         ---------         --------
Net cash used in investing activities ...............          (47,640)         (106,249)          (8,100)

FINANCING ACTIVITIES
Proceeds from long-term obligations .................               --             4,535            3,779
Payments on long-term obligations ...................           (6,797)           (4,873)            (647)
Payments on capital lease obligations ...............             (654)             (329)            (448)
Proceeds from issuance of preferred stock ...........               --                --           22,689
Payments on repurchase of preferred stock ...........               --                --             (156)
Net proceeds from initial public offering of
  Class A common stock ..............................               --            79,170               --
Net proceeds from follow-on offering of
  Class A common stock ..............................               --            30,548               --
Net proceeds from issuance of common stock ..........           37,634            14,700           12,666
Tax benefit from exercise of stock options and stock
  purchase plan .....................................           51,653            25,171              191

Proceeds from repayment of notes receivable from
  employees .........................................            1,200               810               --
                                                             ---------         ---------         --------
Net cash provided by financing activities ...........           83,036           149,732           38,074
                                                             ---------         ---------         --------
Increase in cash and cash equivalents ...............          101,455            39,480           23,251
Cash and cash equivalents at beginning of year ......           72,511            33,031            9,780
                                                             ---------         ---------         --------
Cash and cash equivalents at end of year ............        $ 173,966         $  72,511         $ 33,031
                                                             =========         =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .......................................        $     420         $     493         $    274
                                                             =========         =========         ========
Income taxes paid ...................................        $   2,397         $   9,890         $  1,850
                                                             =========         =========         ========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Broadcom Corporation (the "Company") is the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data to and throughout the home and within the business enterprise. These integrated circuits permit the cost effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, the Company designs, develops and supplies integrated circuits for a number of the most significant broadband communications markets, including the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber lines.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In 1999 the Company established an international distribution center in Singapore and a design center in the Netherlands and, as a result of acquisitions, has software design, development and marketing activities in Canada and design and development activities in India. At December 31, 1999 approximately $73.0 million of the Company's net assets were located outside of the United States, primarily in Singapore.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, warranty reserves and income tax valuation allowances.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is concurrently made for estimated product returns. Development revenue is recognized when earned. Revenue from licensed software is recognized at the time of shipment, provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

CONCENTRATION OF CREDIT RISK

         The Company sells the majority of its products throughout North America, Europe and Asia. Sales to the Company's recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's expectations.

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

INVESTMENTS

         The Company accounts for its investments in debt securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                           DECEMBER 31,
                                       -------------------
                                        1999         1998
                                       -------      ------
                                          (IN THOUSANDS)
Work in process......................  $11,878      $3,546
Finished goods.......................    7,299       3,779
                                       -------      ------
                                       $19,177      $7,325
                                       =======      ======
PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives ranging from two to seven years. Property and equipment are comprised of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1999         1998
                                                          ---------    --------
                                                              (IN THOUSANDS)
Leasehold improvements..................................  $  5,982     $    744
Office furniture and equipment..........................     6,413        4,064
Machinery and equipment.................................    17,404        8,228
Computer software and equipment.........................    37,794       25,445
Construction in progress................................     4,478        5,330
                                                          ---------    --------
                                                            72,071       43,811
Less accumulated depreciation and amortization..........   (24,972)     (12,211)
                                                          --------     --------
                                                          $ 47,099     $ 31,600
                                                          ========     ========
LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation. Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with Statement No. 123.

EARNINGS PER SHARE

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities.

         The following table sets forth the computation of earnings (loss) per share:

                                                                          YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                  1999              1998              1997
                                                                ---------         ---------         ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator: net income (loss) ...........................        $  83,287         $  24,592         $  (5,929)
                                                                =========         =========         =========
Denominator:
  Weighted average shares outstanding ..................          204,546           180,438           131,386
  Less: nonvested common shares outstanding ............           (6,034)          (11,553)          (15,045)
                                                                ---------         ---------         ---------
Denominator for basic earnings (loss) per common share .          198,512           168,885           116,341
Effect of dilutive securities:
  Nonvested common shares ..............................            4,798             7,156                --
  Stock options ........................................           28,967            20,123                --
  Convertible preferred stock ..........................               --             8,453                --
  Warrants .............................................                8                14                --
                                                                ---------         ---------         ---------
Denominator for diluted earnings (loss) per common share          232,285           204,631           116,341
                                                                =========         =========         =========
  Basic earnings (loss) per share ......................        $     .42         $     .15         $    (.05)
                                                                =========         =========         =========
  Diluted earnings (loss) per share ....................        $     .36         $     .12         $    (.05)
                                                                =========         =========         =========

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are expensed in the period incurred.

WARRANTY

         The Company provides a one-year warranty on most products and records a related provision for estimated warranty costs at the date of sale. The estimated warranty liability at December 31, 1999 and 1998 was $3.7 million and $2.0 million, respectively.

COMPREHENSIVE INCOME

         FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company did not have any components of comprehensive income as defined in Statement No. 130.

SEGMENTS OF A BUSINESS ENTERPRISE

         FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment, broadband communications.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers investment securities with original maturities of ninety days or less to be cash equivalents.

         The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1999       1998      1997
                                                         --------     ----     ------
                                                                 (IN THOUSANDS)
Purchase of equipment through capital leases .......     $    297     $992     $  583
Notes receivable from employees issued in
  connection with exercise of stock options ........           --      191      2,614
Non-interest bearing notes payable converted
  to common stock ..................................        3,142       --         --
Tax benefit from exercise of stock options and stock
  purchase  plan ...................................      102,450       --         --

RECLASSIFICATIONS

         Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

2. BUSINESS COMBINATIONS

Pooling-of-Interests Transactions

         On May 31, 1999 the Company completed the acquisitions of Maverick Networks ("Maverick"), Epigram, Inc. ("Epigram"), and Armedia, Inc. ("Armedia"). Maverick develops highly integrated silicon for multi-layer switching equipment in enterprise networks, Epigram makes advanced semiconductor products for high-speed home networking, and Armedia is a developer of high performance digital video decoders. In connection with the acquisitions, the Company issued 12,727,644 shares of its Class B common stock and reserved an additional 1,332,924 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options, warrants and other rights assumed by the Company.

         On August 31, 1999 the Company completed the acquisitions of HotHaus Technologies Inc. ("HotHaus") and AltoCom, Inc. ("AltoCom"). HotHaus is a provider of OpenVoIP(TM) (Voice over Internet Protocol) embedded communications software that enables transmission of digital voice, fax and data packets over data networks, including the Internet. AltoCom offers complete software data/fax modem implementations for general purpose embedded processors, PC CPUs and digital signal processors. In connection with the acquisitions, the Company issued 6,723,142 shares of its Class B common stock and reserved an additional 516,526 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by the Company.

         Each of the acquisitions was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Maverick, Epigram, Armedia, HotHaus, and AltoCom (collectively, the "Acquired Companies"). A reconciliation of revenue, net income (loss) and diluted earnings (loss) per share originally reported for the years ended December 31, 1998 and 1997 to the restated amounts presented in the accompanying Consolidated Statements of Operations is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                     1998          1997
                                                  ----------     --------
                                                    (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Revenue
  Broadcom (as originally reported)..........     $ 203,095      $ 36,955
  Maverick, Epigram and Armedia .............           200           913
  HotHaus and AltoCom .......................        13,161         4,473
                                                  ---------      --------
       Total ................................     $ 216,456      $ 42,341
                                                  =========      ========

Net income (loss)
  Broadcom (as originally reported)..........     $  36,398      $ (1,173)
  Maverick, Epigram and Armedia .............       (14,774)       (5,379)
  HotHaus and AltoCom .......................         2,968           623
                                                  ---------      --------
       Total ................................     $  24,592      $ (5,929)
                                                  =========      ========
Diluted earnings (loss) per share
  Broadcom (as originally reported)..........     $     .19      $   (.01)
  Maverick, Epigram and Armedia .............          (.08)         (.05)
  HotHaus and AltoCom .......................           .01           .01
                                                  ---------      --------
       Total ................................     $     .12      $   (.05)
                                                  =========      ========

         The restated consolidated financial statements give effect to the business combinations as if they had occurred prior to the beginning of each period presented and reflect adjustments made to (i) conform the accounting policies of the combined companies and (ii) eliminate intercompany accounts and transactions.

         The historical numbers of shares of the Acquired Companies' respective common stock and common stock equivalents have been converted to equivalent shares of the Company's common stock based on the applicable exchange ratios used to convert the respective outstanding shares of each Acquired Company on the respective acquisition dates.

         Included in revenue for the year ended December 31, 1999 were aggregate revenues of $8.3 million from the Acquired Companies incurred prior to the respective closings of the acquisitions. Included in net income for the year ended December 31, 1999 were aggregate net losses of $8.8 million from the Acquired Companies incurred prior to the respective closings of the acquisitions.

         AltoCom recorded approximately $6.4 million and $2.2 million in the years ended December 31, 1999 and 1998, respectively, representing accretion to redemption value of its preferred stock. Such amounts have been presented as reductions to retained earnings in the accompanying Consolidated Statements of Shareholders' Equity.

Merger-Related Costs

         In connection with the acquisitions of the Acquired Companies, the Company recorded approximately $15.2 million in charges during the year ended December 31, 1999 for direct and other merger-related costs and certain restructuring programs. Merger transaction costs of approximately $11.9 million consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs of approximately $3.3 million included provisions for the disposal of duplicative facilities and assets, write-down of unutilized assets, and adjustments to conform accounting policies to those of the Company.

3. INVESTMENTS

         At December 31, 1999 all of the Company's investments were in commercial paper and state, municipal and county government bonds, and were classified as held-to-maturity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of held-to-maturity securities by balance sheet caption at December 31, 1999 is as follows:

                                                           GROSS          GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                  COST         GAINS       LOSSES         VALUE
                                ---------   ----------   ----------     --------
                                                 (IN THOUSANDS)
Cash equivalents .......        $ 22,514        $3        $  --         $ 22,517
Short-term investments .          86,215         1         (185)          86,031
Long-term investments ..           9,351         -          (89)           9,262
                                --------        --        -----         --------
Securities classified as
  held-to-maturity .....        $118,080        $4        $(274)        $117,810
                                ========        ==        =====         ========

         Scheduled maturities of held-to-maturity investments at December 31, 1999 were as follows:

                                        AMORTIZED         FAIR
                                          COST            VALUE
                                        ---------       --------
                                              (IN THOUSANDS)
Debt securities maturing within:
  One year .....................        $108,729        $108,548
  Two years ....................           9,351           9,262
                                        --------        --------
                                        $118,080        $117,810
                                        ========        ========

4. INCOME TAXES

         A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1999             1998             1997
                                                              --------         --------         -------
                                                                           (IN THOUSANDS)
Statutory federal provision (benefit) for income taxes        $ 41,763         $ 15,812         $(2,069)
Increase (decrease) in taxes resulting from:
  State taxes, net of federal benefit ................            (174)             783              40
  Benefit of research and development tax credits ....         (14,906)          (3,640)           (229)
  Losses of acquired companies not benefited .........              --            4,326           2,041
  Tax rate differential on foreign earnings ..........           7,736            3,068              --
  Non-deductible expenses ............................           2,495               --              --
  Tax exempt interest ................................            (845)            (458)             --
  Other ..............................................             (34)             695              60
                                                              --------         --------         -------
Total provision (benefit) for income taxes ...........        $ 36,035         $ 20,586         $  (157)
                                                              ========         ========         =======

         The income tax provision (benefit) consisted of the following components:

                                  YEARS ENDED DECEMBER 31,
                          -----------------------------------------
                             1999             1998           1997
                          ---------         --------         -----
                                       (IN THOUSANDS)
Current:
  Federal...............  $ 131,297         $ 27,182         $ 413
  State.................     23,574            5,216             1
  Foreign...............      4,379               --            --
                          ---------         --------         -----
                            159,250           32,398           414
Deferred:
  Federal...............    (99,374)          (9,169)         (631)
  State.................    (23,841)          (2,643)           60
                          ---------         --------         -----
                           (123,215)         (11,812)         (571)
                          ---------         --------         -----
                          $  36,035         $ 20,586         $(157)
                          =========         ========         =====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                       1999             1998
                                                                    ---------         --------
                                                                           (IN THOUSANDS)
Deferred tax assets:
  Book depreciation in excess of tax depreciation ..........        $     566         $  1,376
  Research and development tax credit carryforwards ........           25,994            3,710
  Net operating loss carryforwards .........................          104,817            7,926
  Reserves and accruals not currently deductible
     for tax purposes ......................................           10,567            6,216
  California manufacturer's investment credit carryforward .            1,056              479
  Other ....................................................                9               87
  Valuation allowance ......................................           (6,889)          (6,889)
                                                                    ---------         --------
Net deferred tax assets ....................................        $ 136,120         $ 12,905
                                                                    =========         ========

         At December 31, 1999 the Company had federal and state net operating loss carryforwards of $277.1 million and $145.9 million, respectively, which begin to expire in 2010 and 2003, respectively. These net operating losses are primarily the result of tax deductions related to employee stock option exercises. At December 31, 1999 the Company had federal and state research and development credit carryforwards of $18.3 million and $12.7 million, respectively, which begin to expire in 2010. Additionally, at December 31, 1999, the Company had California manufacturer's investment credit carryforwards of $1.1 million, which begin to expire in 2006.

         The Company maintains a valuation allowance against certain of its acquired net operating losses from Epigram, Armedia and HotHaus, incurred in 1998 and 1997, due to uncertainty regarding their future realization. The utilization of such losses is subject to stringent limitations under the Internal Revenue Code. The Company has not provided a valuation allowance against the remainder of its deferred tax assets as management believes these assets will be realized against income in future years. Any future reductions in the valuation allowance will reduce tax expense in future years.

5. LONG-TERM DEBT

         In August 1999 the Company entered into a revolving line of credit arrangement with a bank which can be renewed annually through August 2003 and whereby the Company may borrow up to $1.2 million at an interest rate based on the bank's cost of funds plus 75 basis points. No amounts were borrowed under this line of credit during the year ended December 31, 1999.

         The following is a summary of the Company's long-term debt and other loans, including debt and loans assumed upon acquisition of the Acquired
Companies:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                  1999              1998
                                                                 --------         --------
                                                                       (IN THOUSANDS)
Long-term notes at rates from 10.75% to 12.25% secured by
   certain of the Company's assets ......................        $     --         $  3,512
Non-interest bearing notes payable ......................              --            6,427
Capitalized lease obligations payable in varying monthly
   installments at rates from 8.8% to 14.7% .............           1,056            1,413
                                                                 --------         --------
                                                                    1,056           11,352
Less current portion of long-term debt ..................            (508)          (7,252)
                                                                 --------         --------
                                                                 $    548         $  4,100
                                                                 ========         ========

         Interest expense for the years ended December 31, 1999, 1998 and 1997 was $546,000, $467,000, and $261,000, respectively.

6. COMMITMENTS

         The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements expiring through 2005. Future minimum payments under noncancelable operating leases with initial terms of one year or more were as follows: $30.3 million in 2000; $28.9 million in 2001; $23.5 million in 2002; $8.3 million in 2003; $4.5 million in 2004; and $4.2 million thereafter.

         The Company had commitments totaling approximately $4.0 million as of December 31, 1999 primarily for the purchase of engineering design tools and computer hardware and for information systems infrastructure.

         Rent expense for the years ended December 31, 1999, 1998 and 1997 aggregated $6.1 million, $2.9 million and $1.1 million, respectively.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

         In September 1999 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 200,000,000 to 400,000,000 and in the number of authorized shares of Class B common stock from 100,000,000 to 200,000,000. This increase was approved by the shareholders on November 22, 1999. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The Class A common stock and Class B common stock are sometimes collectively referred to herein as the "common stock."

STOCK SPLIT

         The Company effected a 2-for-1 split of its Class A common stock and Class B common stock, in the form of a 100% stock dividend, on February 17, 1999. The Company previously effected a 3-for-2 split of its common stock on March 9, 1998. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect these changes in the Company's capital structure.

SALE OF SHARES TO CISCO SYSTEMS, INC.

         In February 1998 Cisco Systems, Inc. ("Cisco Systems") exercised its option to purchase 2,000,000 shares of Class A common stock upon consummation of the Company's initial public offering at a price per share equal to the initial public offering price, net of underwriting discounts and commissions. Such option was granted to Cisco Systems in connection with the Development and License Agreement entered into between the Company and Cisco Systems effective in September 1996, as amended on February 3, 1998.

INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERING

         In April 1998 the Company completed its initial public offering (the "Offering") of 16,100,000 shares of its Class A common stock. Of these shares, the Company sold 12,480,000 shares and selling shareholders sold 3,620,000 shares, at a price of $6.00 per share. In addition, the Company sold 2,000,000 shares of Class A common stock to Cisco Systems, in a concurrent registered offering that was not underwritten, at a price of $5.58 per share. The Company received aggregate net proceeds from the Offering and the sale of shares to Cisco Systems of approximately $79.2 million in cash (net of underwriting discounts and commissions and offering costs). Upon consummation of the Offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into an aggregate of 33,814,068 shares of Class B common stock.

         In October 1998 the Company completed a follow-on public offering. Of the 13,800,000 shares of Class A common stock offered, the Company sold 1,880,000 shares and selling shareholders sold 11,920,000 shares, at a price of $17.25 per share. The Company received net aggregate proceeds of approximately $30.5 million after deducting underwriting discounts and commissions and offering costs.

CONVERTIBLE PREFERRED STOCK

         Upon consummation of the Offering in April 1998, each outstanding share of Series A, B, C and D preferred stock was converted into twelve shares of Class B common stock, and each outstanding share of Series E preferred stock was converted into six shares of Class B common stock. As of December 31, 1999 and 1998, no shares of preferred stock were outstanding. The Company is authorized to issue up to 10,000,000 shares of preferred stock.

ISSUANCE OF WARRANTS

         In April 1998 the Company issued a Class A common stock Purchase Warrant (the "Warrant") to Brobeck, Phleger & Harrison LLP, counsel to the Company, to purchase up to 40,000 shares of the Company's Class A common stock at an exercise price of $6.00 per share. In May 1999 Brobeck, Phleger & Harrison LLP exercised the Warrant, which resulted in the net issuance of 34,184 shares of Class A common stock.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company's Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 1999 and 1998, 737,088 and 338,256 shares, respectively, were issued under the plan at average prices of $6.81 and $5.10, respectively. At December 31, 1999, 1,924,656 shares were available for future issuance.

STOCK OPTION PLANS

         The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company's 1998 Stock Incentive Plan (the "1998 Plan") is the successor equity incentive program to the Company's 1994 Stock Option Plan (the "1994 Plan") and the Company's 1998 Special Stock Option Plan (together, the "Predecessor Plans").

         The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options generally have a term of 10 years and vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

         Options granted under the 1994 Plan were exercisable immediately upon issuance. The Company has reserved the right to repurchase all unvested shares held by a participant upon the participant's termination, at the original purchase price. At December 31, 1999 there were 10,858,342 unvested options outstanding under the 1994 Plan that were exercisable.

         At the discretion of the Board of Directors or the Plan Administrator, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. The Company did not make any loans to option holders during 1999. During 1998 and 1997, the Company loaned $191,000 and $2,614,000, respectively, to employees for the exercise of options. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing with rates ranging from 5.6% to 6.5%, are due between three and five years from the exercise date, and must be ratably repaid upon sale of the issued shares of stock.

         As of December 31, 1999, 74,044,490 shares of common stock were reserved for issuance under the 1998 Plan, including outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. Beginning in 2000, the increase will be equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the preceding year, subject to an annual share limit.

         In October 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the "1999 Plan") and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 1999, 40,542 options were granted under the 1999 Plan, to certain employees of acquired companies in connection with assumed employment agreements, at a weighted-average exercise price of $2.84. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the "Broadcom Plans."

         As a result of the Company's acquisitions of Maverick, Epigram, Armedia, HotHaus and AltoCom, the Company assumed stock options granted under stock option plans established by each Acquired Company (collectively, the "Acquired Company Plans"). In accordance with its general practice, the Company also granted options under the Broadcom Plans to employees hired from the Acquired Companies. As of December 31, 1999, 1,307,674 shares of Class B common stock were reserved for issuance upon exercise of outstanding options assumed under the Acquired Company Plans.

COMBINED OPTION PLAN ACTIVITY

         Activity under the Broadcom Plans and the Acquired Company Plans during 1999, 1998 and 1997 is set forth below:

                                                                         OPTIONS OUTSTANDING
                                                  --------------------------------------------------------
                                                                                                  WEIGHTED
                                                     SHARES                                       AVERAGE
                                                   AVAILABLE       NUMBER OF          PRICE       EXERCISE
                                                   FOR GRANT         SHARES         PER SHARE      PRICE
                                                  -----------     -----------     -------------    ------
Balance at December 31, 1996 .................      5,733,000       8,304,554     $ .02-$   .28    $  .21
  Additional shares reserved .................     38,400,000              --                --        --
  Options granted under Broadcom Plans .......    (21,321,600)     21,321,600       .29-   2.00       .63
  Options granted under Acquired Company Plans             --       1,562,210       .02-   6.96       .26
  Options canceled ...........................         44,244         (69,458)      .08-    .29       .15
  Options exercised ..........................             --      (9,009,168)      .02-   2.00       .42
                                                  -----------     -----------     -------------    ------
Balance at December 31, 1997 .................     22,855,644      22,109,738       .02-   6.96       .54
  Additional shares reserved .................     20,000,000              --                --        --
  Options granted under Broadcom Plans .......    (27,788,700)     27,788,700      2.50-  30.19     11.34
  Options granted under Acquired Company Plans             --       1,551,350       .02-  10.44       .93
  Options canceled ...........................      1,586,300      (1,602,792)      .08-  12.25      1.89
  Option shares repurchased ..................         12,000              --                --        --
  Options exercised ..........................             --      (3,947,302)      .02-  15.53       .61
                                                  -----------     -----------     -------------    ------
Balance at December 31, 1998 .................     16,665,244      45,899,694       .02-  30.19      7.03
  Additional shares reserved .................     22,619,168              --                --        --
  Options granted under Broadcom Plans .......    (23,015,952)     23,015,952      2.80- 122.84     52.31
  Options granted under Acquired Company Plans             --         502,558       .02-  49.76      8.11
  Options canceled ...........................        504,086        (524,546)      .02-  89.53     25.39
  Option shares repurchased ..................          2,750              --                --        --
  Options exercised ..........................             --      (9,316,790)      .02-  54.50      2.67
                                                  -----------     -----------     -------------    ------
Balance at December 31, 1999 .................     16,775,296      59,576,868     $ .02-$122.84    $25.05
                                                  ===========     ===========     =============    ======

         The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1999 were as follows:

                                              OUTSTANDING
                               ------------------------------------------------
                                             WEIGHTED AVERAGE                                EXERCISABLE
                                                  REMAINING                         -------------------------------
            RANGE OF           NUMBER OF     CONTRACTUAL LIFE    WEIGHTED AVERAGE     SHARES       WEIGHTED AVERAGE
         EXERCISE PRICES        SHARES            (YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
      --------------------     ----------    ----------------    ----------------   -----------    ---------------
      $   .02 to $     .28      6,792,488          7.07               $  .26         6,792,488          $   .26
      $   .31 to $    2.50     15,032,796          8.04               $ 1.74         8,355,234          $  1.23
      $  2.80 to $   20.45     12,982,032          8.73               $17.10         1,473,114          $ 10.76
      $ 20.73 to $   46.53     13,354,444          9.27               $38.04           867,204          $ 33.40
      $ 46.78 to $  122.84     11,415,108          9.75               $64.32            98,298          $ 53.00

         Additional information relating to the Broadcom Plans and the Acquired Company Plans was as follows:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Nonvested common shares subject to repurchase     3,962,528     9,045,838    16,399,550
Weighted average repurchase price ...........          $.53          $.35          $.25
Unvested options outstanding ................    52,848,872    42,458,970    20,334,650
Vested options outstanding ..................     6,727,996     3,440,724     1,775,088
Total reserved common stock shares for
  stock option plans ........................    76,352,164    62,564,938    44,965,382

         The Company recorded approximately $5.0 million and $7.6 million of net deferred compensation in the years ended December 31, 1999 and 1998, respectively, for the difference between the exercise price of certain stock options granted and the fair value of the underlying common stock. Of these amounts, approximately $5.0 million in 1999 and $2.3 million in 1998 represent deferred compensation related to the grant of stock options to certain employees of the Acquired Companies. Deferred compensation is presented as a reduction to shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options. The Company amortized an aggregate of $3.8 million and $1.8 million of deferred compensation in 1999 and 1998, respectively.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION PLANS

         Pro forma information regarding results of operations and net income
(loss) per share is required by FASB Statement No. 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under Statement No. 123.

         The value of the Company's stock-based awards granted to employees prior to the Company's initial public offering in April 1998 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with Statement No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

         The fair value of the Company's stock-based awards granted to employees prior to the initial public offering was estimated assuming no expected dividends, a weighted average expected life of 3.5 years, a weighted average risk-free interest rate of 6.0% and no expected volatility. The fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of one year from vest date in 1999 and 1.5 years from vest date in 1998, a weighted average risk-free interest rate of 6.0% in 1999 and 5.0% in 1998, and an expected volatility of
 .80 in 1999 and .74 in 1998. The fair value of employee stock purchase rights was estimated assuming no expected dividends, a weighted average expected life of 17 months in 1999 and 15 months in 1998, a weighted average risk-free interest rate of 6.0% in 1999 and 5.0% in 1998, and an expected volatility of
 .80 in 1999 and .74 in 1998.

         The weighted average fair value of options granted during 1999, 1998 and 1997 was $31.35, $6.26 and $.18, respectively. The weighted average fair value of employee stock purchase rights granted in 1999 and 1998 was $4.60 and $3.08, respectively. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying Statement No. 123 to the Company's stock-based awards to employees would approximate the following:

                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   1999         1998        1997
                                                ---------      -------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
   As reported.............................     $  83,287      $24,592    $(5,929)
   Pro forma...............................      (105,566)       7,263     (6,548)
Basic earnings (loss) per share
   As reported.............................     $     .42       $  .15    $  (.05)
   Pro forma...............................          (.53)         .04       (.06)
Diluted earnings (loss) per share
   As reported.............................     $     .36       $  .12    $  (.05)
   Pro forma...............................          (.53)         .04       (.06)

8. EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined contribution 401(k) Savings and Investment Plan, which was established in 1996, covering substantially all of the Company's employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. The Company made no contributions to this plan in 1999, 1998 and 1997.

9. LITIGATION

         In December 1996 Stanford Telecommunications, Inc. ("STI") filed an action against the Company in the United States District Court for the Northern District of California. STI alleged that several of the Company's cable modem products infringed one of STI's patents. In May 1999 the Company brought a separate action against STI and an STI subsidiary in California Superior Court for misappropriation of certain Company trade secrets. In June 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all claims and counterclaims in both actions. Under the terms of the settlement agreement, STI granted to the Company a worldwide, non-exclusive, royalty-free license to STI's rights in patents and patent applications, and all inventions conceived, through the date of the agreement, relating to any transmitter or receiver technology, or design or invention capable of use over a coaxial cable transmission medium, excluding patent claims specifically claiming Code Division Multiple Access ("CDMA") inventions. The Company also obtained the option to acquire licenses on commercially reasonable terms to STI's patent claims based upon CDMA inventions capable of use over a coaxial cable transmission medium, and STI agreed not to bring any future action against the Company, its suppliers or customers for patent infringement or trade secret misappropriation resulting from commercial use of any of the Company's existing technology, designs or products. In connection with the settlement, the Company made a one-time payment to STI and the parties exchanged mutual releases. Neither party admitted any liability in connection with the various actions.

         In April 1997 Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc., (collectively, "Sarnoff") filed a complaint in New Jersey Superior Court against the Company and five former Sarnoff employees now employed by the Company asserting claims against the former employees for breach of contract, misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing, and against the Company for inducing such actions. The complaint also asserted claims against the Company and the former employees for unfair competition, misappropriation and misuse of trade secrets and confidential, proprietary information of Sarnoff, and tortious interference with present and prospective economic advantage, as well as a claim against the Company alleging that it "illegally pirated" Sarnoff's employees. In early 1999 the Court found in the Company's favor on all liability, causation and damages issues. Sarnoff appealed the Court's orders but the appeal was later dismissed at Sarnoff's request.

         In July 1997 the Company commenced an action against Sarnoff in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of the New Jersey action described in the preceding paragraph. Following the decision in the New Jersey action, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the California District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. No discovery has yet occurred in the case.

         In March 1998 Scott O. Davis, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company and its Chief Executive Officer, Henry T. Nicholas III, alleging claims for fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty, constructive fraud, conversion, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The claims related to Mr. Davis' alleged ownership of 26,000 shares of Series D preferred stock originally purchased by Mr. Davis in March 1996 (which shares would have converted into 312,000 shares of Class B common stock upon consummation of the Offering). The purchase agreement between the Company and Mr. Davis contained a provision permitting the Company to repurchase the shares in the event that Mr. Davis did not continue to be employed by the Company for a certain period of time. After Mr. Davis resigned in June 1997, the Company exercised its repurchase right. Mr. Davis' complaint alleged that the repurchase right should not be enforceable under several legal theories and sought unspecified damages and declaratory relief. The Company asserted certain counterclaims against Mr. Davis. In March 1999 the parties entered into a settlement agreement and agreed to dismiss with prejudice all of the claims and counterclaims in the case. The settlement was approved by the Court in April 1999. The terms of the settlement are confidential but the Company believes that they do not have a material effect on its business, results of operations, financial condition or equity.

         In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom (and co-defendant, PC-Tel, Inc.), asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola,
(ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and
(iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. The parties are currently engaged in discovery in the action. A hearing on patent claims construction is scheduled to commence in June 2000 and a three-week trial is scheduled to begin in February 2001. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

         Although AltoCom believes that it has strong defenses and is defending the action vigorously, a finding of infringement by AltoCom as to at least one of the patents in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that AltoCom withdraw various products from the market, and indemnification claims by AltoCom's customers or strategic partners, each of which events could have a material adverse effect on AltoCom's, and possibly the Company's, business, results of operations and financial condition.

         The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management currently believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

10. SIGNIFICANT CUSTOMER AND SUPPLIER INFORMATION

         During 1999, 1998 and 1997, the Company had a total of three customers whose revenue represented a significant portion of the Company's revenue in certain or all years. Revenue from one customer represented approximately 27.5% in 1999, 35.5% in 1998 and 27.9% in 1997 of the Company's revenue for the respective year. Revenue from a second customer was approximately 18.1% in 1999, 26.8% in 1998 and 12.8% in 1997 of the Company's revenue for the respective year. Revenue from a third customer accounted for approximately 10.6% of the Company's revenue in 1999.

         No other customer represented more than 10% of the Company's annual revenue in these years.

         Export revenue to all foreign customers as a percent of total revenue was as follows:

                                                YEARS ENDED DECEMBER 31,
                                              ---------------------------
                                              1999       1998        1997
                                              ----       ----        ----
Europe......................................   5.4%       4.4%        6.3%
Asia........................................  11.7        7.3         8.9
Other.......................................   0.1        5.5         4.4
                                              ----       ----        ----
                                              17.2%      17.2%       19.6%
                                              ====       ====        ====

         The Company does not own or operate a fabrication facility. Two outside foundries in Asia currently supply substantially all of the Company's semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company's products. In addition, substantially all of the Company's products are assembled and tested by one of two third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition.

11. RELATED PARTY TRANSACTIONS

ISSUANCE OF COMMON STOCK

         Pursuant to an agreement dated as of October 31, 1997, the Company issued and sold an aggregate of 900,000 shares of Class B common stock to Irell & Manella LLP for an aggregate purchase price of $1.1 million. Werner F. Wolfen, a director of the Company, served until December 31, 1998 as a Senior Partner of Irell & Manella LLP, and currently is Senior Partner Emeritus of that firm. David A. Dull, the Company's Vice President of Business Affairs, General Counsel and Secretary, was a Partner of Irell & Manella LLP until March 1998. Irell & Manella LLP has represented and continues to represent the Company in various legal matters.

ENGAGEMENT AGREEMENT WITH IRELL & MANELLA LLP

         Irell & Manella LLP has represented and continues to represent the Company in various legal matters pursuant to an engagement agreement dated as of January 1, 1997, and amended as of January 1, 1998. Under the engagement agreement, the Company agreed to pay Irell & Manella LLP a fixed fee plus costs for the firm's legal services rendered from and after January 1, 1998 with respect to certain litigation matters. Irell & Manella LLP has agreed to render legal services to the Company on most other matters at reduced rates from the firm's standard rates for the two-year period commencing January 1, 1998. During 1999, 1998 and 1997, the Company paid approximately $2.0 million, $2.9 million and $1.2 million, respectively, to Irell & Manella LLP for legal services rendered by that firm. At December 31, 1999, approximately $869,000 was due to Irell & Manella LLP.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

         We have prepared the following summarized unaudited quarterly financial data using the consolidated financial statements of Broadcom, which have been restated to include the operations of Maverick, Epigram, Armedia, HotHaus, and AltoCom, on a pooling-of-interests basis as if they had combined with Broadcom prior to the beginning of each period presented:

                                                                                  DILUTED
                                                        GROSS          NET       EARNINGS
                                         REVENUE       PROFIT        INCOME      PER SHARE
                                         --------       -------       -------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 1999

First Quarter.......................     $ 99,980       $59,165       $16,494       $.07
Second Quarter......................      119,027        71,298         2,723        .01
Third Quarter.......................      138,353        82,835        27,200        .12
Fourth Quarter......................      160,823        95,048        36,870        .15

FISCAL YEAR 1998

First Quarter.......................      $37,120       $23,037        $5,310       $.03
Second Quarter......................       49,244        27,817         6,096        .03
Third Quarter.......................       55,474        30,576         5,172        .02
Fourth Quarter......................       74,618        43,623         8,014        .04

13. SUBSEQUENT EVENTS

STOCK SPLIT

         In January 2000 the Board of Directors approved a 2-for-1 split of the Company's common stock, effected in the form of a 100% stock dividend. Holders of the Company's Class A common stock received one additional share of Class A common stock for each share held on the record date of January 31, 2000. The additional shares were distributed on February 11, 2000. A comparable stock dividend was distributed to holders of the Company's Class B common stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

INCREASES IN AUTHORIZED COMMON STOCK AND IN COMMON STOCK RESERVED FOR STOCK OPTIONS

         In January 2000 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 400,000,000 to 800,000,000 and in the number of authorized shares of Class B common stock from 200,000,000 to 400,000,000. In February 2000 the Board of Directors approved an amendment to the Company's 1998 Stock Incentive Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 15,000,000 shares. These matters will be submitted to a vote of the shareholders at the Annual Meeting of Shareholders.

ACQUISITIONS

         On February 29 and March 1, 2000 the Company completed the acquisitions of Digital Furnace Corporation, BlueSteel Networks, Inc., and Stellar Semiconductor, Inc. Digital Furnace develops communications algorithms and software that increase the capacity of existing broadband networks for interactive services, BlueSteel develops high-performance Internet security processors for e-commerce and VPN (Virtual Private Network) applications, and Stellar develops 3D graphics technology.

         The Company issued in aggregate 2,015,307 shares of its Class B common stock in exchange for all shares of the acquired companies' preferred stock and common stock and reserved an additional 330,294 shares of its Class B common stock for issuance upon exercise of employee stock options and other rights assumed by the Company. These merger transactions will be accounted for as poolings-of-interests, and the Company will take a charge for merger-related expenses in the fiscal year ending December 31, 2000. The Company's consolidated financial statements presented in the future will be restated to include the financial position and results of operations of the acquired companies.

LITIGATION

         On March 8, 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint seeks injunctive relief, damages, exemplary damages and attorneys' fees. The litigation is in its early stages. A preliminary injunction hearing is currently scheduled for April 28, 2000. The Company has asserted and believes that Intel's claims are meritless and is vigorously defending the action.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         The following Exhibits are attached hereto and incorporated herein by reference.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
    2.1 (8) Strategic Alliance Agreement and Plan of Merger by and between Broadcom Corporation, Mavnet Acquisition Corp. and Maverick Networks.

    2.2 (5) Merger Agreement and Plan of Reorganization by and among Broadcom Corporation, Epic Acquisition Corp. and Epigram, Inc.

    2.3 (6) Acquisition Agreement by and among Broadcom Corporation, Broadcom (BVI) Limited, HH Acquisition (formerly 585573 B.C. LTD.), HH Acquisition II (formerly 3030814 Nova Scotia ULC) and HotHaus Technologies Inc.

    3.1 (1)       Amended and Restated Articles of Incorporation of the
                  Registrant.

    3.2 Bylaws of the Registrant, as amended through February 29, 2000.

   10.1 (1) Form of Indemnification Agreement for the Directors and Officers of the Registrant.

   10.3 (1) 1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.

   10.4 (3) 1998 Stock Incentive Plan, together with forms of Stock Option Agreements, Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.

   10.4.1 (7)     1998 Stock Incentive Plan, as amended and restated through
                  February 29, 2000.

   10.5 (4) 1998 Employee Stock Purchase Plan, form of ESPP Stock Purchase Agreement and Enrollment/Change Form.

   10.8+ (1)      Development, Supply and License Agreement dated September 29,
                  1997 between the Registrant and General Instrument
                  Corporation, formerly known as NextLevel Systems, Inc.

   10.9 (1) Stock Purchase Agreement dated February 3, 1998 between the Registrant and Cisco Systems, Inc.

   10.10 (1)      Registration Rights Agreement dated February 26, 1996 among the Registrant and certain of its shareholders, as amended.

   10.12 (1)      1998 Special Stock Option Plan, together with form of Stock
                  Option Agreement and form of Stock Purchase Agreement.

   10.13 (1)      Stock Purchase Agreement dated October 31, 1997 between the
                  Registrant and Irell & Manella LLP.

   10.14+ (1)     Engagement Agreement dated January 1, 1997, as amended,
                  between the Registrant and Irell & Manella LLP.

   10.15 (2)      Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the Registrant and The Irvine Company.

   11.1 Statement Regarding Computation of Earnings Per Share (contained in Note 1 of Notes to Consolidated Financial Statements).

   21.1           Subsidiaries of the Company.

   23.1           Consent of Independent Auditors.

   27.1           Financial Data Schedule.

   27.2           Restated 1998 and 1997 Financial Data Schedule.
----------

     (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

     (2) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-65117).

     (3) Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

     (4) Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

     (5) Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     (6) Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     (7) Incorporated by reference to the Appendix to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, filed by the Registrant on March 27, 2000.

     (8) Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998.

    + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.

FINANCIAL STATEMENT SCHEDULES

         (1)  Report of Independent Auditors on Financial Statement Schedule S-1

         (2)  Schedule II -- Valuation and Qualifying Accounts               S-2

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 30, 2000.

                                       BROADCOM CORPORATION


                                       By: /s/ Henry T. Nicholas III
                                           -------------------------------------
                                           Henry T. Nicholas III, Ph.D.
                                           President, Chief Executive Officer
                                           and Co-Chairman

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                  Title                                              Date
---------                                  -----                                              ----
                                           President, Chief Executive Officer and             March 30, 2000
/s/ Henry T. Nicholas III                  Co-Chairman  (principal executive officer)
-----------------------------------------
Henry T. Nicholas III, Ph.D.


/s/ Henry Samueli                          Vice President of Research & Development,          March 30, 2000
-----------------------------------------  Chief Technical Officer  and Co-Chairman
Henry Samueli, Ph.D.


/s/ Myron S. Eichen                        Director                                           March 30, 2000
-----------------------------------------
Myron S. Eichen


/s/ Alan E. Ross                           Director                                           March 30, 2000
-----------------------------------------
Alan E. Ross


/s/ Werner F. Wolfen                       Director                                           March 30, 2000
-----------------------------------------
Werner F. Wolfen


/s/ William J. Ruehle                      Vice President and Chief Financial Officer         March 30, 2000
-----------------------------------------  (principal accounting officer)
William J. Ruehle

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Shareholders
Broadcom Corporation

         We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 18, 2000 (except for Note 13, as to which the date is March 8, 2000). Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


Orange County, California
January 18, 2000

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                              BROADCOM CORPORATION
                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                   BEGINNING OF   COSTS AND     OTHER                     END OF
DESCRIPTION                                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                        ------------  ----------   ----------   ----------   ----------
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts and sales
       returns and allowances ................       $ 5,167       $ 7,973       $  --       $5,467       $ 7,673
     Reserve for excess and obsolete inventory         4,783           233          --        1,741         3,275
  Reserve for warranty .......................         2,022         1,856          --          217         3,661
                                                     -------       -------       -----       ------       -------
          Total ..............................       $11,972       $10,062       $  --       $7,425       $14,609
                                                     =======       =======       =====       ======       =======
Year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts and sales
        returns and allowances ...............       $   721       $ 7,923       $  --       $3,477       $ 5,167
     Reserve for excess and obsolete inventory         1,686         4,154          --        1,057         4,783
  Reserve for warranty .......................           150         1,872          --           --         2,022
                                                     -------       -------       -----       ------       -------
          Total ..............................       $ 2,557       $13,949       $  --       $4,534       $11,972
                                                     =======       =======       =====       ======       =======
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts and sales
       returns and allowances ................       $   147       $   574       $  --       $   --       $   721
     Reserve for excess and obsolete inventory           749         1,028          --           91         1,686
  Reserve for warranty .......................            --           150          --           --           150
                                                     -------       -------       -----       ------       -------
          Total ..............................       $   896       $ 1,752       $  --       $   91       $ 2,557
                                                     =======       =======       =====       ======       =======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
    2.1 (8) Strategic Alliance Agreement and Plan of Merger by and between Broadcom Corporation, Mavnet Acquisition Corp. and Maverick Networks.

    2.2 (5) Merger Agreement and Plan of Reorganization by and among Broadcom Corporation, Epic Acquisition Corp. and Epigram, Inc.

    2.3 (6) Acquisition Agreement by and among Broadcom Corporation, Broadcom (BVI) Limited, HH Acquisition (formerly 585573 B.C. LTD.), HH Acquisition II (formerly 3030814 Nova Scotia ULC) and HotHaus Technologies Inc.

    3.1 (1)       Amended and Restated Articles of Incorporation of the
                  Registrant.

    3.2 Bylaws of the Registrant, as amended through February 29, 2000.

   10.1 (1) Form of Indemnification Agreement for the Directors and Officers of the Registrant.

   10.3 (1) 1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.

   10.4 (3) 1998 Stock Incentive Plan, together with forms of Stock Option Agreements, Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.

   10.4.1 (7)     1998 Stock Incentive Plan, as amended and restated through
                  February 29, 2000.

   10.5 (4) 1998 Employee Stock Purchase Plan, form of ESPP Stock Purchase Agreement and Enrollment/Change Form.

   10.8+ (1)      Development, Supply and License Agreement dated September 29,
                  1997 between the Registrant and General Instrument
                  Corporation, formerly known as NextLevel Systems, Inc.

   10.9 (1) Stock Purchase Agreement dated February 3, 1998 between the Registrant and Cisco Systems, Inc.

   10.10 (1)      Registration Rights Agreement dated February 26, 1996 among the Registrant and certain of its shareholders, as amended.

   10.12 (1)      1998 Special Stock Option Plan, together with form of Stock
                  Option Agreement and form of Stock Purchase Agreement.

   10.13 (1)      Stock Purchase Agreement dated October 31, 1997 between the
                  Registrant and Irell & Manella LLP.

   10.14+ (1)     Engagement Agreement dated January 1, 1997, as amended,
                  between the Registrant and Irell & Manella LLP.

   10.15 (2)      Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the Registrant and The Irvine Company.

   11.1 Statement Regarding Computation of Earnings Per Share (contained in Note 1 of Notes to Consolidated Financial Statements).

   21.1           Subsidiaries of the Company.

   23.1           Consent of Independent Auditors.

   27.1           Financial Data Schedule.

   27.2           Restated 1998 and 1997 Financial Data Schedule.
----------

     (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

     (2) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-65117).

     (3) Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

     (4) Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

     (5) Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     (6) Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     (7) Incorporated by reference to the Appendix to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, filed by the Registrant on March 27, 2000.

     (8) Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998.

    + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.