Form 10-Q
period 2000-03-31
BROADCOM CORP
filed 2000-05-15
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2000

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of May 5, 2000: 121,347,985 shares of Class A common stock and 93,837,315 shares of Class B common stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q

                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at
         March 31, 2000 and December 31, 1999                                  1

         Unaudited Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999                            2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2000 and 1999                    3

         Notes to Unaudited Condensed Consolidated Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    34

Item 2.  Change in Securities and Use of Proceeds                             36

Item 3.  Defaults Upon Senior Securities                                      36

Item 4.  Submission of Matters to a Vote of Security Holders                  36

Item 5.  Other Information                                                    36

Item 6.  Exhibits and Reports on Form 8-K                                     36

Signatures                                                                    38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              BROADCOM CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 March 31,        December 31,
                                                                   2000              1999(1)
                                                                 ---------        ------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $ 235,214         $ 179,447
    Short-term investments                                          90,902            86,215
    Accounts receivable, net                                        91,516            91,457
    Inventory                                                       30,991            19,177
    Deferred taxes                                                   8,380             8,380
    Other current assets                                            22,037            12,440
                                                                 ---------         ---------
         Total current assets                                      479,040           397,116
Property and equipment, net                                         51,074            48,288
Long-term investments                                                   --             9,351
Deferred taxes                                                     207,433           134,277
Other assets                                                        11,490             7,695
                                                                 ---------         ---------
         Total assets                                            $ 749,037         $ 596,727
                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                       $  55,856         $  45,728
    Wages and related benefits                                      14,565            15,273
    Accrued liabilities                                             20,548            26,123
    Current portion of long-term debt                                  471             1,578
                                                                 ---------         ---------
         Total current liabilities                                  91,440            88,702
Long-term debt, less current portion                                   395               548

Shareholders' equity:
    Common stock                                                   541,079           434,261
    Notes receivable from employees                                 (1,485)           (1,675)
    Deferred compensation                                           (9,482)          (10,396)
    Retained earnings                                              127,090            85,287
                                                                 ---------         ---------
         Total shareholders' equity                                657,202           507,477
                                                                 ---------         ---------
         Total liabilities and shareholders' equity              $ 749,037         $ 596,727
                                                                 =========         =========

---------------
(1) The consolidated balance sheet as of December 31, 1999 has been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended
                                                       March 31,
                                               ------------------------
                                                 2000           1999(1)
                                               --------        --------
Revenue                                        $191,347        $ 99,980
Cost of revenue                                  78,992          40,815
                                               --------        --------
Gross profit                                    112,355          59,165

Operating expense:
    Research and development                     42,285          23,420
    Selling, general and administrative          18,333          13,462
    Merger-related costs                          2,901              --
                                               --------        --------
Income from operations                           48,836          22,283
Interest and other income, net                    3,418           1,721
                                               --------        --------
Income before income taxes                       52,254          24,004
Provision for income taxes                       10,451           8,335
                                               --------        --------
Net income                                     $ 41,803        $ 15,669
                                               ========        ========
Basic earnings per share                       $    .20        $    .08
                                               ========        ========
Diluted earnings per share                     $    .17        $    .07
                                               ========        ========
Weighted average shares (basic)                 209,389         193,044
                                               ========        ========
Weighted average shares (diluted)               250,661         224,323
                                               ========        ========

--------------------
(1) The consolidated statement of operations for the three months ended March 31, 1999 has been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              2000            1999(1)
                                                           ---------          -------
OPERATING ACTIVITIES
Net income                                                 $  41,803         $ 15,669
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                            4,121            3,299
      Amortization of deferred compensation                    1,062              863
      Deferred taxes                                         (18,222)            (614)
      Change in operating assets and liabilities:
         Accounts receivable                                     (59)          (4,093)
         Inventory                                           (11,814)          (8,001)
         Prepaid expenses and other assets                   (13,392)            (134)
         Accounts payable                                     10,128            8,995
         Income taxes                                           (393)           1,300
         Other accrued liabilities                            (5,890)           5,502
                                                           ---------         --------
Net cash provided by operating activities                      7,344           22,786

INVESTING ACTIVITIES
Purchases of property and equipment                           (6,907)          (8,046)
Purchases of held-to-maturity investments                         --          (15,343)
Proceeds from sale of held-to-maturity investments             4,664               --
                                                           ---------         --------
Net cash used in investing activities                         (2,243)         (23,389)

FINANCING ACTIVITIES
Proceeds from long-term obligations                              250               --
Payments on long-term obligations                             (1,322)          (1,864)
Payments on capital lease obligations                           (188)            (270)
Net proceeds from issuance of common stock                    24,269           13,335
Tax benefit from exercise of stock options and
    stock purchase plan                                       27,467            6,960
Proceeds from repayment of notes receivables
    from employees                                               190              413
                                                           ---------         --------
Net cash provided by financing activities                     50,666           18,574
                                                           ---------         --------
Increase in cash and cash equivalents                         55,767           17,971
Cash and cash equivalents at beginning of period             179,447           74,670
                                                           ---------         --------
Cash and cash equivalents at end of period                 $ 235,214         $ 92,641
                                                           =========         ========

Supplemental disclosure of non-cash activities:
      Notes receivable from employees in connection
         with exercise of stock options                    $      --         $    211
                                                           =========         ========

------------------
(1) The consolidated statement of cash flows for the three months ended March 31, 1999 has been restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. Basis of Presentation

         The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000.

2. Business Combinations

Pooling-of-Interests Transactions

         On February 29 and March 1, 2000 the Company completed the acquisitions of Digital Furnace Corporation (Digital Furnace), BlueSteel Networks, Inc. (BlueSteel), and Stellar Semiconductor, Inc. (Stellar). Digital Furnace develops communications algorithms and software that increase the capacity of existing broadband networks for interactive services, BlueSteel develops high-performance Internet security processors for e-commerce and VPN (Virtual Private Network) applications, and Stellar develops 3D graphics technology.

    The Company issued in aggregate 2,015,307 shares of its Class B common stock in exchange for all shares of the acquired companies' preferred stock and common stock and reserved an additional 330,294 shares of its Class B common stock for issuance upon exercise of employee stock options and other rights assumed by the Company.

         Each of the three acquisitions was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Digital Furnace, BlueSteel and Stellar as if they had combined with the Company at the beginning of the first period presented. The restated consolidated financial statements also include the pooled operations of the Company's prior acquisitions.

         A reconciliation of net income and diluted earnings per share originally reported for the three months ended March 31, 1999 to the amounts presented in the accompanying Statements of Operations is as follows:

                                                     Three
                                                   Months Ended
                                                  March 31, 1999
                                                  --------------
                                                  (In thousands,
                                             except per share data)
Net income
      Broadcom and subsidiaries                     $ 16,494
      Digital Furnace, BlueSteel and Stellar            (825)
                                                    --------
           Total                                    $ 15,669
                                                    ========

Diluted earnings per share
      Broadcom and subsidiaries                     $    .07
      Digital Furnace, BlueSteel and Stellar              --
                                                    --------
           Total                                    $    .07
                                                    ========

         None of the three acquired companies had revenue in the three months ended March 31, 2000 and 1999. Included in net income for the three months ended March 31, 2000 were net losses of $3.2 million from Digital Furnace, BlueSteel and Stellar incurred prior to February 29 and March 1, 2000.

Merger-Related Costs

         In connection with the acquisitions of Digital Furnace, BlueSteel and Stellar, the Company recorded approximately $2.9 million in charges in the three months ended March 31, 2000 for direct and other merger-related costs and certain restructuring programs.

         Merger transaction costs of approximately $2.1 million consisted primarily of fees of attorneys, accountants and other related charges. Restructuring costs of approximately $0.8 million included the disposal of assets and adjustments to conform the accounting policies of Digital Furnace, BlueSteel and Stellar to those of the Company.

3. Earnings Per Share

         The following table sets forth the computation of earnings per share:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------        --------
                                                              (In thousands,
                                                           except per share data)
Numerator:
Net income                                               $ 41,803        $ 15,669
                                                         ========        ========
Denominator:
    Weighted-average shares outstanding                   212,987         200,426
    Less:  nonvested common shares outstanding             (3,598)         (7,382)
                                                         --------        --------
Denominator for basic earnings per common share           209,389         193,044

Effect of dilutive securities:
    Nonvested common shares                                 3,587           4,740
    Stock options                                          37,685          26,507
    Warrants                                                   --              32
                                                         --------        --------
Denominator for diluted earnings per common share         250,661         224,323
                                                         ========        ========
Basic earnings per share                                 $   0.20        $   0.08
                                                         ========        ========
Diluted earnings per share                               $   0.17        $   0.07
                                                         ========        ========

4. Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                               March 31,     December 31,
                                                 2000            1999
                                               --------      ------------
                                                     (In thousands)

          Work in process                       $17,035        $11,878
          Finished goods                         13,956          7,299
                                                -------        -------
                                                $30,991        $19,177
                                                =======        =======

5. Long-term Debt

         The following is a summary of the Company's long-term debt and other loans, including debt and loans assumed upon acquisition:

                                                              March 31,    December 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   (In thousands)
Line of credit at a 12.0% rate secured by certain of
  the Company's assets                                         $   --         $  770
Note payable at a 8.58% rate secured by certain of
  the Company's assets                                             --            300
Capitalized lease obligations payable in varying
  monthly installments at rates from 8.2% to 14.7%                866          1,056
                                                                -----         ------
                                                                  866          2,126
Less current portion of long-term debt                           (471)        (1,578)
                                                                -----         ------
                                                                $ 395         $  548
                                                                =====         ======

6. Shareholders' Equity

         On February 11, 2000 the Company effected a two-for-one stock split of its Class A common stock and Class B common stock in the form of a 100% stock dividend. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect this change in the Company's capital structure.

7. Litigation

         In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff") in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. The Company filed its opening brief in the Ninth Circuit Court of Appeals in March 2000. On May 8, 2000, Sarnoff filed its opposing brief, and the Company will submit its reply brief shortly.

         In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. The litigation is in its early stages. A preliminary injunction hearing in the matter is expected to conclude on or about May 24, 2000. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action.

         In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom, Inc. ("AltoCom") (and co-defendant, PC-Tel, Inc.), asserting that (i) AltoCom's
V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola, (ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringes an additional Motorola patent. The parties are currently engaged in discovery in the action. A hearing on patent claims construction is scheduled to commence in December 2000 and a three-week trial is scheduled to begin in June 2001. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

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

         The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

8. Subsequent Event

         In April 2000 the Shareholders approved an increase in the number of authorized shares of Class A common stock from 400,000,000 to 800,000,000 and in the number of authorized shares of Class B common stock from 200,000,000 to 400,000,000, and approved an amendment to the Company's 1998 Stock Incentive Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance under the plan by 15,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-K for the year ended December 31, 1999 and our reports on Forms 10-Q and 8-K, that discuss our business in greater details.

         The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 1999, in our recent Current Reports on Form 8-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

OVERVIEW

         We are the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data to and throughout the home and within the business enterprise. These integrated circuits permit the cost-effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, Voice over Internet Protocol (VoIP), residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, and digital subscriber line (xDSL). From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of software and software support and sales of system-level reference designs.

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

         From time to time, our key customers have placed large orders causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to approximately 64.6% of our revenue in the three months ended March 31, 2000, as compared to 81.6% in the three months ended March 31, 1999. We expect that our key customers will continue to account for a significant portion of our revenue for 2000 and in the future.

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

         The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between increasing expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, during 2000 and thereafter, we intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations through indigenous growth and acquisitions. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially for future quarters, would be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                                 Three Months Ended
                                                      March 31,
                                               ---------------------
                                                 2000         1999(1)
                                               -------        ------
Revenue                                          100.0%        100.0%
Cost of revenue                                   41.3          40.8
                                                ------         -----
Gross profit                                      58.7          59.2
Operating expense:
    Research and development                      22.1          23.4
    Selling, general and administrative            9.6          13.5
    Merger related costs                           1.5            --
                                                ------         -----
Income from operations                            25.5          22.3
Interest and other income, net                     1.8           1.7
                                                ------         -----
Income before income taxes                        27.3          24.0
Provision for income taxes                         5.5           8.3
                                                ------         -----
Net income                                        21.8%         15.7%
                                                ======         =====

--------------------
(1) Restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

         Effects of Pooling-of-Interests Transactions. On February 29 and March 1, 2000 we completed the acquisitions of Digital Furnace Corporation, BlueSteel Networks, Inc., and Stellar Semiconductor, Inc. (collectively, the "Acquired Companies"). Each of the acquisitions was accounted for as a pooling of interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the pooled operations of these three companies as if they had combined with our company at the beginning of the first period presented. The restated historical consolidated financial statements also include the pooled operations of our prior acquisitions. Each of the Acquired Companies was in the development stage, and none had material revenue in 1999 or in the three months ended March 31, 2000. Included in net income for the three months ended March 31, 1999 were net losses of $0.8 million from the Acquired Companies. Included in net income for the three months ended March 31, 2000 were net losses of $3.2 million from the Acquired Companies incurred prior to February 29 and March 1, 2000.

         Revenue. Revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from sales of software and software support and development revenue generated under development contracts with our customers. Revenue for the three months ended March 31, 2000 was $191.3 million, an increase of $91.4 million or 91.4% from revenue of $100.0 million in the three months ended March 31, 1999. This growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

         Gross Profit. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended March 31, 2000 was $112.4 million or 58.7% of revenue, an increase of $53.2 million as compared with gross profit of $59.2 million or 59.2% of revenue in the three months ended March 31, 1999. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. We expect that gross profit as a percentage of revenue will continue to decline in future periods due to higher anticipated silicon wafer costs and as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by the future introduction of certain lower margin products.

         Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended March 31, 2000 was $42.3 million or 22.1% of revenue, an increase of $18.9 million or 80.6% as compared with research and development expense of $23.4 million or 23.4% of revenue for the three months ended March 31, 1999. The increase in research and development expense in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue in the three months ended March 30, 2000 as compared to the respective prior year period. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future as a result of indigenous growth and acquisitions.

         Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended March 31, 2000 was $18.3 million or 9.6% of revenue, an increase of $4.9 million or 36.2% as compared with selling, general and administrative expense of $13.5 million or 13.5% of revenue for the three months ended March 31, 2000. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees. The decline in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three months ended March 31, 2000 as compared with the respective prior year period. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations through indigenous growth and acquisitions and as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

         Merger-Related Costs. Merger-related costs consist primarily of transaction costs, such as fees for attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of assets and the write-down of unutilized assets. Merger-related costs of approximately $2.9 million in the three months ended March 31, 2000 were incurred in connection with the acquisitions of Digital Furnace Corporation, BlueSteel Networks, Inc., and Stellar Semiconductor, Inc. No comparable merger-related costs were incurred in the year-earlier period.

         Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended March 31, 2000 was $3.4 million, an increase of $1.7 million as compared with $1.7 million in the three months ended March 31, 1999. The increase was principally due to higher cash balances available to invest resulting from cash generated by operations.

         Provision for Income Taxes. Our effective tax rate was 20% for the three months ended March 31, 2000 and 35% for the three months ended March 31, 1999. The primary reasons for the reduction in our effective tax rate for the three months ended March 31, 2000 as compared with the prior period were increased research and development tax credits and benefits related to the tax rate differential on foreign earnings. For the three months ended March 31, 1999 our effective tax rate was increased by our inability to recognize the tax benefits of net operating losses incurred during that period by two subsidiaries acquired in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 2000 we had $387.6 million in working capital, and $326.1 million in cash, cash equivalents and short-term investments. At December 31, 1999 we had $308.4 million in working capital, $265.7 million in cash, cash equivalents and short-term investments, and $9.4 million in long-term investments.

         Operating activities provided cash in the amount of $7.3 million and $22.8 million in the three months ended March 31, 2000 and 1999 respectively. This was primarily the result of net income, the non-cash impact of depreciation and amortization, and an increase in accounts payable, partially offset by increases in accounts receivable, inventory, deferred tax assets, and prepaid expenses and other assets.

         In the three months ended March 31, 2000, our investing activities used $6.9 million in cash for the purchase of capital equipment to support our expanding operations and provided $4.7 million in cash from the sale of held-to-maturity securities. In the three months ended March 31, 1999 our investing activities used $8.0 million in cash for the purchase of capital equipment and $15.3 million for the purchase of held-to-maturity investments.

         Cash provided by financing activities was $50.7 million in the three months ended March 31, 2000, primarily from $27.5 million in tax benefits related to stock option exercises and $24.3 million in proceeds from the issuance of common stock, partially offset by $1.3 million in payments on long-term obligations of acquired companies. Financing activities provided cash of $18.6 million in the three months ended March 31, 1999, primarily from $7.0 million in tax benefits related to stock option exercises and $13.3 million in proceeds from the issuance of common stock, partially offset by $1.9 million in payments on long-term obligations of acquired companies.

         We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

         We had commitments totaling approximately $4.6 million as of March 31, 2000 primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 1999 we spent $32.4 million on capital equipment to support our expanding operations. We expect that we will spend more than that amount during 2000 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

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

YEAR 2000 COMPLIANCE

         To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could however incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

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

         Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or may be due to a number of factors, including the following:

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

         o our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

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

         o fluctuations in the manufacturing yields of our semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products;

         o the risks of producing products with new suppliers and at new fabrication and assembly facilities;

         o the risks and uncertainties associated with our international operations;

         o problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

         o our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels that we need to implement our business and product plans;

         o  changes in our product or customer mix;

         o  the quality of our products and any remediation costs;

         o the effects of natural disasters and other events beyond our control;

         o the level of orders received that we can ship in a fiscal quarter;

         o potential business disruptions, claims, expenses and other difficulties resulting from residual "Year 2000" problems in computer-based systems used by us, our suppliers or our customers;

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

         We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to General Instrument (which was acquired by Motorola in January 2000), 3Com, and Cisco including sales to their respective manufacturing subcontractors, accounted for approximately 24.2%, 18.5% and 11.6%, respectively, of our revenue in the three months ended March 31, 2000. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to approximately 64.6% of our revenue in the three months ended March 31, 2000 as compared to 81.6% in the three months ended March 31, 1999. We expect that our key customers will continue to account for a substantial portion of our revenues for 2000 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

         The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for digital cable set-top boxes, cable modems, high-speed office networks, home networking, Voice over Internet Protocol (VoIP), residential broadband gateways, direct broadcast satellite and terrestrial digital satellite, and digital subscriber lines. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the markets in which we compete.

         Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address the transmission of digital information through existing analog infrastructures or through new digital infrastructures at lower costs than our technologies. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

OUR ACQUISITION STRATEGY MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

         A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Since January 1999 we have acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc., AltoCom, Inc., Digital Furnace Corporation, BlueSteel Networks, Inc. and Stellar Semiconductor, Inc. We plan to continue to pursue acquisition opportunities in 2000 and in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of the holders of our common stock. Thus, for example, as a consequence of the pooling-of-interest rules, the securities issued in each of the eight acquisitions described above were Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

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

         Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into these markets could materially and adversely affect our business, financial condition and results of operations.

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

         Certain of our acquired companies have established relationships with foundries other than TSMC and

Chartered, and we are using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using these new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to TSMC and Chartered.

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

         During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 708 employees in March 31, 1999 to 1,213 employees as of March 31, 2000, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF ANY OF THE THREE THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

         Three third-party subcontractors, ASAT Ltd. in Hong Kong, ST Assembly Test Services, STATS, in Singapore, and Amkor Technology in the Philippines and South Korea, assemble and test almost all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past, and could in the future, result in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with ASAT, STATS or Amkor. We typically procure services from these suppliers on a per order basis. If either ASAT, STATS or Amkor experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

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

         We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 19.4% of our revenue in the three months ended March 31, 2000 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in The Netherlands. As a result of our acquisition of HotHaus in August 1999, we now undertake design, development and marketing activities in Canada. Furthermore, as a result of our acquisition of Armedia in May 1999, we also undertake design and development activities in India. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

         Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. filed a lawsuit against us alleging misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations related to our recent hiring of three former Intel employees. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. Our subsidiary, AltoCom, is the defendant in patent litigation brought by Motorola, Inc. relating to software modem technology. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

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

         As of April 30, 2000 our directors and executive officers beneficially owned approximately 34.2% of our outstanding common stock and 68.2% of the total voting control held by our shareholders. In particular, as of April 30, 2000 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 32.5% of our outstanding common stock and 65.4% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

         To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could however incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

         We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the section titled Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff") in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. The Company filed its opening brief in the Ninth Circuit Court of Appeals in March 2000. On May 8, 2000, Sarnoff filed its opposing brief, and the Company will submit its reply brief shortly.

         In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. The litigation is in its early stages. A preliminary injunction hearing in the matter is expected to conclude on or about May 24, 2000. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action.

         In September 1998 Motorola, Inc. ("Motorola") filed a complaint in United States District Court for the District of Massachusetts against AltoCom, Inc. ("AltoCom") (and co-defendant, PC-Tel, Inc.), asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola, (ii) AltoCom induces its V.34 and
V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringes an additional Motorola patent. The parties are currently engaged in discovery in the action. A hearing on patent claims construction is scheduled to commence in December 2000 and a three-week trial is scheduled to begin in June 2001. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

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

         The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) Use of Proceeds from Sales of Registered Securities. On April 21, 1998, the Company completed an initial public offering (the "Offering") of its Class A common stock, $0.0001 par value. The shares of Class A common stock sold in the Offering were registered under the Securities Act of 1993, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-45619) that was declared effective by the SEC on April 16, 1998. Of the total shares sold, 12,480,000 shares were sold by the Company (including 1,420,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option), 3,620,000 shares were sold by selling shareholders (including 680,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) and 2,000,000 shares were sold by the Company to Cisco Systems in a concurrent registered offering that was not underwritten. The purchase price for the underwritten shares was $6.00 per share and the purchase price of the shares sold to Cisco Systems was $5.58 per share. The aggregate price of the Offering amount registered was approximately $107.8 million.

         In connection with the Offering, the Company paid an aggregate of approximately $5.2 million in underwriting discounts and commissions and paid other expenses of approximately $1.6 million. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering and sale of shares to Cisco Systems of approximately $79.2 million. Through March 31, 2000, the Company has used all of the proceeds for repayment of debt, purchase of capital equipment, lease of engineering design tools, payment of merger-related costs and for payment of litigation settlement costs. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27.1 -- Financial Data Schedule

(b) Reports on Form 8-K

    On February 1, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire BlueSteel Networks, Inc.

    On February 29, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire Digital Furnace Corporation.

         On March 6, 2000 the Company filed a report on Form 8-K relating to its acquisition of Stellar Semiconductor, Inc. and the completion of its acquisitions of BlueSteel Networks, Inc. and Digital Furnace Corporation.

    On March 24, 2000 the Company filed a report on Form 8-K to provide selected unaudited pro forma combined financial data giving effect to the business combinations between the Company and Digital Furnace Corporation, BlueSteel Networks, Inc., and Stellar Semiconductor, Inc.

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

                                    BROADCOM CORPORATION
                                    A CALIFORNIA CORPORATION
                                    (Registrant)


May 15, 2000                        /s/  WILLIAM J. RUEHLE
                                    --------------------------------------------
                                    William J. Ruehle
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

          27.1              Financial Data Schedule