Form 10-Q
period 2000-06-30
BROADCOM CORP
filed 2000-08-14
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2000


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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of July 31, 2000: 131,135,548 shares of Class A common stock and 90,901,921 shares of Class B common stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                                SIX MONTHS ENDED
                                  JUNE 30, 2000

                                      INDEX

                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2000
         and December 31, 1999                                                   1

         Unaudited Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000 and 1999                       2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2000 and 1999                         3

         Notes to Unaudited Condensed Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      36

Item 2.  Change in Securities and Use of Proceeds                               37

Item 3.  Defaults Upon Senior Securities                                        38

Item 4.  Submission of Matters to a Vote of Security Holders                    38

Item 5.  Other Information                                                      39

Item 6.  Exhibits and Reports on Form 8-K                                       39

Signatures                                                                      40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         June 30,
                                                           2000         December 31,
                                                        (Unaudited)        1999(1)
                                                        -----------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 280,880       $ 180,816
    Short-term investments                                  98,982          90,059
    Accounts receivable, net                               117,075          92,124
    Inventory                                               38,617          19,177
    Deferred taxes                                           8,380           8,380
    Other current assets                                    26,317          12,950
                                                         ---------       ---------
         Total current assets                              570,251         403,506
Property and equipment, net                                 62,786          51,151
Long-term investments                                           --           9,351
Deferred taxes                                             293,160         137,779
Other assets                                                15,309           7,966
                                                         ---------       ---------
         Total assets                                    $ 941,506       $ 609,753
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                               $  62,400       $  46,458
    Wages and related benefits                              11,025          15,430
    Accrued liabilities                                     22,139          26,131
    Current portion of long-term debt                        1,167           1,787
                                                         ---------       ---------
         Total current liabilities                          96,731          89,806
Long-term debt, less current portion                           966           3,075
Shareholders' equity:
    Common stock                                           681,092         451,294
    Notes receivable from employees                         (1,426)         (1,821)
    Deferred compensation                                  (10,414)        (12,632)
    Retained earnings                                      174,557          80,031
                                                         ---------       ---------
         Total shareholders' equity                        843,809         516,872
                                                         ---------       ---------
         Total liabilities and shareholders' equity      $ 941,506       $ 609,753
                                                         =========       =========


(1) The consolidated balance sheet as of December 31, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended               Six Months Ended
                                                     June 30,                         June 30,
                                             --------------------------       -------------------------
                                               2000            1999(1)          2000            1999(1)
                                             --------         ---------       --------         --------
Revenue                                      $245,177         $ 119,452       $436,768         $219,666
Cost of revenue                               102,520            48,077        181,597           89,083
                                             --------         ---------       --------         --------
Gross profit                                  142,657            71,375        255,171          130,583
Operating expense:
    Research and development                   51,945            30,216         97,558           54,880
    Selling, general and administrative        23,623            15,090         42,761           28,904
    Merger-related costs                        1,844            11,122          4,745           11,122
    Settlement costs                               --            17,036             --           17,036
                                             --------         ---------       --------         --------
Income (loss) from operations                  65,245            (2,089)       110,107           18,641
Interest and other income, net                  4,625             2,006          8,050            3,713
                                             --------         ---------       --------         --------
Income (loss) before income taxes              69,870               (83)       118,157           22,354
Provision (benefit) for income taxes           13,973              (242)        23,631            7,466
                                             --------         ---------       --------         --------
Net income                                   $ 55,897         $     159       $ 94,526         $ 14,888
                                             ========         =========       ========         ========
Basic earnings per share                     $    .26         $      --       $    .44         $    .08
                                             ========         =========       ========         ========
Diluted earnings per share                   $    .22         $      --       $    .37         $    .06
                                             ========         =========       ========         ========
Weighted average shares (basic)               214,605           200,865        212,911          197,613
                                             ========         =========       ========         ========
Weighted average shares (diluted)             253,944           233,434        253,261          229,537
                                             ========         =========       ========         ========


(1) The consolidated statements of operations for the three and six months ended June 30, 1999 have been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Six Months Ended
                                                                  June 30,
                                                         ----------------------------
                                                           2000              1999(1)
                                                         ---------          ---------
OPERATING ACTIVITIES
Net income                                               $  94,526          $  14,888
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          9,841              7,918
      Amortization of deferred compensation                  3,614              2,280
      Deferred taxes                                       (51,793)           (25,659)
      Change in operating assets and liabilities:
         Accounts receivable                               (24,951)            (8,371)
         Inventory                                         (19,440)               (68)
         Prepaid expenses and other assets                 (21,253)            (3,854)
         Accounts payable                                   15,942              3,629
         Income taxes                                       (1,820)             4,801
         Other accrued liabilities                          (6,577)            15,550
                                                         ---------          ---------
Net cash provided by (used in) operating activities         (1,911)            11,114

INVESTING ACTIVITIES
Purchases of property and equipment                        (20,765)           (13,724)
Purchases of held-to-maturity investments                   (8,080)           (16,995)
Proceeds from sale of held-to-maturity investments           8,508              1,770
                                                         ---------          ---------
Net cash used in investing activities                      (20,337)           (28,949)

FINANCING ACTIVITIES
Proceeds from long-term obligations                            250                458
Payments on long-term obligations                           (1,592)            (5,449)
Payments on capital lease obligations                       (1,555)            (2,125)
Net proceeds from issuance of common stock                  51,200             25,015
Tax benefit from exercise of stock options and
    stock purchase plan                                     73,614             30,665
Proceeds from repayment of notes receivables
    from employees                                             395                730
                                                         ---------          ---------
Net cash provided by financing activities                  122,312             49,294
                                                         ---------          ---------
Increase in cash and cash equivalents                      100,064             31,459
Cash and cash equivalents at beginning of period           180,816             77,555
                                                         ---------          ---------
Cash and cash equivalents at end of period               $ 280,880          $ 109,014
                                                         =========          =========

Supplemental disclosure of non-cash activities:
      Notes receivable from employees in connection
         with exercise of stock options                  $      --          $     376
                                                         =========          =========


(1) The consolidated statement of cash flows for the six months ended June 30, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.       Basis of Presentation

                  The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at June 30, 2000 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on July 10, 2000.

         Recent Accounting Pronouncements

                  In December 1999 the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

                  In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 will change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The Company will adopt these new rules in its third fiscal quarter (beginning July 1, 2000) for acquisitions accounted for as purchase business combinations.

2.       Business Combinations

         Pooling-of-Interests Transactions

                  On May 31, 2000 the Company completed the acquisition of Pivotal Technologies Corp. ("Pivotal"). Pivotal develops high-performance communications links for both wired and wireless environments. In connection with the acquisition, the Company issued 1,895,823 shares of its Class B common stock in exchange for all shares of Pivotal's preferred and common stock and reserved 43,419 shares of its Class B common stock for issuance upon exercise of outstanding Pivotal employee stock options and other rights assumed by the Company.

                  The acquisition was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Pivotal as if it had combined with the Company at the beginning of the first period presented. The restated consolidated financial statements also include the pooled operations of each of the Company's prior acquisitions.

                  Pivotal did not have material revenue in the three and six months ended June 30, 1999. Included in restated net income for the three and six months ended June 30, 1999 were net losses from Pivotal of approximately $1.4 million and $2.4 million, respectively. Restated diluted earnings per share for the three and six months ended June 30, 1999 included losses of $.01 and $.02 per share, respectively, from Pivotal.

                  Included in revenue for the three and six months ended June 30, 2000 were revenues of $0.1 and $0.3 million, respectively, from Pivotal incurred prior to the closing of the acquisition on May 31, 2000. Included in net income for the three and six months ended June 30, 2000 were net losses of $2.5 million and $5.6 million, respectively, from Pivotal incurred prior to May 31, 2000.

         Merger-Related Costs

                  In connection with the acquisition of Pivotal, the Company recorded approximately $1.8 million in charges in the six months ended June 30, 2000 for direct and other merger-related costs and certain restructuring programs.

                  Merger transaction costs of approximately $1.6 million consisted primarily of fees of attorneys, accountants and other related charges. Restructuring costs of approximately $0.2 million included the disposal of assets and adjustments to conform the accounting policies of Pivotal to those of the Company.

3.       Earnings Per Share

                  The following table sets forth the computation of earnings per share:

                                                    Three Months Ended                Six Months Ended
                                                          June 30,                        June 30,
                                                 -------------------------       -------------------------
                                                   2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
                                                                (In thousands, except per share data)
         Numerator:  Net income                  $  55,897       $     159       $  94,526       $  14,888
                                                 =========       =========       =========       =========
         Denominator:
             Weighted-average shares
                outstanding                        217,516         207,422         216,165         204,583
             Less:  nonvested common shares
                outstanding                         (2,911)         (6,557)         (3,254)         (6,970)
                                                 ---------       ---------       ---------       ---------
         Denominator for basic earnings per
           common share                            214,605         200,865         212,911         197,613
         Effect of dilutive securities:
             Nonvested common shares                 2,900           4,974           3,244           4,857
             Stock options                          36,439          27,595          37,106          27,051
             Warrants                                   --              --              --              16
                                                 ---------       ---------       ---------       ---------
         Denominator for diluted earnings
           per common share                        253,944         233,434         253,261         229,537
                                                 =========       =========       =========       =========
         Basic earnings per share                $     .26       $      --       $     .44       $     .08
                                                 =========       =========       =========       =========
         Diluted earnings per share              $     .22       $      --       $     .37       $     .06
                                                 =========       =========       =========       =========

4.       Inventory

                  Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                       June 30,       December 31,
                                         2000            1999
                                       -------        ------------
                                            (In thousands)
                  Work in process      $23,214          $11,878
                  Finished goods        15,403            7,299
                                       -------          -------
                                       $38,617          $19,177
                                       =======          =======

5.       Long-term Debt

                  The following is a summary of the Company's long-term debt and other loans, including debt and loans assumed in connection with acquisitions:

                                                                   June 30,    December 31,
                                                                    2000          1999
                                                                   --------    ------------
                                                                       (In thousands)
         Notes payable at rates from 3.0% to 8.58% secured
           by certain of the Company's assets                      $    --       $   531
         Line of credit at a 12.0% rate secured by certain of
           the Company's assets                                         --           770
         Capitalized lease obligations payable in varying
           monthly installments at rates from 7.8% to 14.7%          2,133         3,561
                                                                   -------       -------
                                                                     2,133         4,862
          Less current portion of long-term debt                    (1,167)       (1,787)
                                                                   -------       -------
                                                                   $   966       $ 3,075
                                                                   =======       =======

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

7.       Litigation

                  In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff") in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. Briefing of the appeal in the Ninth Circuit Court of Appeals is now complete and the parties await a date for oral argument in the case.

                  In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. On May 25, 2000 the Court concluded a preliminary injunction hearing in the matter. The Court denied Intel's request for injunctive relief restricting the positions in which the three employees could work for the Company, but issued an order granting certain other preliminary relief. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action. On June 30, 2000 the Company filed a cross-complaint against Intel for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. The litigation is currently in the discovery stage and has not yet been set for trial.

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

8.       Subsequent Events

                  On July 19, 2000 the Company completed its acquisition of Innovent Systems, Inc., a developer of radio frequency integrated circuits for wireless data communications. In connection with the acquisition, the Company issued an aggregate of 2,331,814 shares of its Class A common stock in exchange for all outstanding shares of Innovent preferred and common stock that it did not already own and reserved 613,296 additional shares of Class A common stock for issuance upon exercise of outstanding employee stock options of Innovent. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. The merger transaction will be accounted for under the purchase method of accounting. The Company expects to record a one-time write-off for purchased in-process research and development expenses related to the acquisition in the third quarter of its fiscal year ending December 31, 2000.

                  On July 31, 2000 the Company announced that it had signed a definitive agreement to acquire Altima Communications, Inc. ("Altima"), a supplier of networking integrated circuits for the small-to-medium sized business networking market. In connection with the acquisition, the Company will issue in aggregate approximately 2.5 million shares of Class A common stock in exchange for all outstanding shares of Altima preferred and common stock and upon exercise of outstanding employee stock options of Altima. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by Altima's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. In connection with the transaction, the Company will record a one-time write-off for purchased in-process research and development expenses related to the acquisition in its fiscal year ending December 31, 2000. In addition to the purchase consideration, the Company will reserve up to approximately 2.9 million shares of its Class A common stock for future issuance upon exercise of outstanding Altima performance-based warrants that become exercisable by customers upon satisfaction of certain purchase requirements.

                  On August 7, 2000 the Company announced that it had signed a definitive agreement to acquire Silicon Spice Inc. ("Silicon Spice"), a developer of communications processors and other technology for high-density voice, fax and data packet transmission over wide area networks (WANs). In connection with the acquisition, the Company will issue in aggregate approximately 5.0 million shares of its

         Class A common stock in exchange for all outstanding shares of Silicon Spice preferred and common stock and upon exercise of outstanding employee stock options, warrants and other rights of Silicon Spice. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by Silicon Spice's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. In connection with the transaction, the Company will record a one-time write-off for purchased in-process research and development expenses related to the acquisition in its fiscal year ending December 31, 2000.

                  On August 14, 2000 the Company announced that it had signed a definitive agreement to acquire NewPort Communications, Inc. ("NewPort"), a supplier of mixed-signal integrated circuits for the high-speed communications infrastructure market. In connection with the acquisition, the Company will issue in aggregate approximately 5.5 million shares of its Class A common stock in exchange for all outstanding shares of NewPort preferred and common stock and upon exercise of outstanding employee stock options and warrants of NewPort. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by NewPort's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. In connection with the transaction, the Company will record a one-time write-off for purchased in-process research and development expenses related to the acquisition in its fiscal year ending December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our subsequent reports on Forms 10-Q, 8-K and 8-K/A that discuss our business in greater detail.

         The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

         This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

         All share numbers and per share amounts in this Report have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000, respectively.

OVERVIEW

         We are the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data. These integrated circuits permit the cost effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for digital cable set-top boxes, cable modems, high-speed local, metropolitan and wide area networks, home networking, Voice over Internet Protocol ("VoIP"), residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, optical networking, digital subscriber lines ("xDSL") and wireless communications. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of software and software support and sales of system-level reference designs.

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

         From time to time, our key customers have placed large orders causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to approximately 64.5% of our revenue in the six months ended June 30, 2000 as compared to 76.4% in the six months ended June 30, 1999. We expect that our key customers will continue to account for a significant portion of our revenue for 2000 and in the future.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                               ----------------------       ----------------------
                                                2000          1999(1)        2000          1999(1)
                                               ------         -------       ------         -------
Revenue                                         100.0%         100.0%        100.0%         100.0%
Cost of revenue                                  41.8           40.2          41.6           40.6
                                               ------         ------        ------         ------
Gross profit                                     58.2           59.8          58.4           59.4
Operating expense:
    Research and development                     21.2           25.3          22.3           25.0
    Selling, general and administrative           9.6           12.6           9.8           13.1
    Merger-related costs                           .8            9.3           1.1            5.0
    Settlement costs                               --           14.3            --            7.8
                                               ------         ------        ------         ------
Income (loss) from operations                    26.6           (1.7)         25.2            8.5
Interest and other income, net                    1.9            1.6           1.9            1.7
                                               ------         ------        ------         ------
Income (loss) before income taxes                28.5            (.1)         27.1           10.2
Provision (benefit) for income taxes              5.7            (.2)          5.5            3.4
                                               ------         ------        ------         ------
Net income                                       22.8%            .1%         21.6%           6.8%
                                               ======         ======        ======         ======

(1) Restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

         Effects of Pooling-of-Interests Transactions. On May 31, 2000 we completed the acquisition of Pivotal Technologies Corp. The acquisition was accounted for as a pooling of interests. Accordingly, our consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the pooled operations of Pivotal as if it had been combined with our company at the beginning of the first period presented. The restated consolidated financial statements also include the pooled operations of each of our prior acquisitions.

         Included in revenue for the three and six months ended June 30, 1999 were revenues of $.4 million and $.7 million, respectively, from Pivotal. Included in revenue for the three and six months ended June 30, 2000 were revenues of $.1 million and $.3 million, respectively, from Pivotal incurred prior to May 31, 2000. Included in net income for the three and six months ended June 30, 1999 were net losses of $1.4 million and $2.4 million, respectively, from Pivotal. Included in net income for the three and six months ended June 30, 2000 were net losses of $2.5 million and $5.6 million, respectively, from Pivotal incurred prior to May 31, 2000.

         Revenue. Revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from sales of software and software support and development revenue generated under development contracts with our customers. Revenue for the three months ended June 30, 2000 was $245.2 million, an increase of $125.7 million or 105.3% from revenue of $119.5 million in the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 was $436.8 million, an increase of $217.1 million or 98.8% from revenue of $219.7 million in the six months ended June 30, 1999. This growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, cable set-top boxes and cable modems.

         Gross Profit. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended June 30, 2000 was $142.7 million or 58.2% of revenue, an increase of $71.3 million as compared with gross profit of $71.4 million or 59.8% of revenue in the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 was $255.2 million or 58.4% of revenue, an increase of $124.6 million as compared with gross profit of $130.6 million or 59.4% of revenue in the six months ended June 30, 1999. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. We expect that gross profit as a percentage of revenue will continue to decline in future periods due to higher anticipated silicon wafer costs and as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by the future introduction of certain lower margin products.

         Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended June 30, 2000 was $51.9 million or 21.2% of revenue, an increase of $21.7 million as compared with research and development expense of $30.2 million or 25.3% of revenue for the three months ended June 30, 1999. Research and development expense for the six months ended June 30, 2000 was $97.6 million or 22.3% of revenue, an increase of $42.7 million as compared with research and development expense of $54.9 million or 25.0% of revenue for the six months ended June 30, 1999. The increase in research and development expense in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue in the three and six months ended June 30, 2000 as compared to the respective prior year period. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future as a result of indigenous growth and acquisitions.

         Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended June 30, 2000 was $23.6 million or 9.6% of revenue, an increase of $8.5 million as compared with selling, general and administrative expense of $15.1 million or 12.6% of revenue for the three months ended June 30, 1999. Selling, general and administrative expense for the six months ended June 30, 2000 was $42.8 million or 9.8% of revenue, an increase of $13.9 million as compared with selling, general and administrative expense of $28.9 million or 13.1% of revenue for the six months ended June 30, 1999. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees. The decrease in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three and six months ended June 30, 2000 as compared with the respective prior year period. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations through indigenous growth and acquisitions and as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

         Merger-Related Costs. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants, and other related fees and expenses, certain restructuring costs related to the disposal of assets and the write-down of unutilized assets, and adjustments to conform the accounting policies of the acquired companies to those of our company. Merger-related costs for the three and six months ended June 30, 2000 were $1.8 million and $4.7 million, respectively, as compared with merger-related costs of $11.1 million for both the three and six months ended June 30, 1999. The decrease in merger-related costs resulted primarily from the fact that an investment banking fee was incurred in connection with a fiscal 1999 transaction while no such banking fees were incurred during the three and six months ended June 30, 2000.

         Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. No litigation settlement costs were incurred in the three and six months ended June 30, 2000. Litigation settlement costs of approximately $17.0 million were incurred in both the three and six months ended June 30, 1999.

         Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended June 30, 2000 was $4.6 million, an increase of $2.6 million as compared with $2.0 million in the three months ended June 30, 1999. Interest and other income, net for the six months ended June 30, 2000 was $8.1 million, an increase of $4.3 million as compared with $3.7 million in the six months ended June 30, 1999. The increase was principally due to higher cash balances available to invest resulting from cash generated by operations and the exercise of employee stock options.

         Provision for Income Taxes. We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board Statement 109 ("Statement 109"), Accounting for Income Taxes. Our effective tax rate was 20% for the three and six months ended June 30, 2000. Our effective tax rates for the three and six months ended June 30, 1999 were (292%) and 33%, respectively. The federal statutory income tax rate was 35% for each period.

         Our effective tax rate for the three and six months ended June 30, 2000 was significantly lower than the federal statutory income tax rate, primarily as a result of the effect of research and development tax credits. For the three and six months ended June 30, 1999, the effective tax rate was reduced by restating financial results under the pooling-of-interests method of accounting. In accordance with Statement 109, we recorded deferred tax benefits for certain losses of acquired companies, which had been offset by full valuation allowances in the acquired companies' separate financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 2000 we had $473.5 million in working capital, and $379.9 million in cash, cash equivalents and short-term investments. At December 31, 1999 we had $313.7 million in working capital, $270.9 million in cash, cash equivalents and short-term investments, and $9.4 million in long-term investments.

         Operating activities used cash in the amount of $1.9 million for the six months ended June 30, 2000. This was primarily the result of increases in accounts receivable, inventory, deferred tax assets, and prepaid expenses and other assets, which more than offset net income, the non-cash impact of depreciation and amortization, and an increase in accounts payable. Operating activities provided cash in the amount of $11.1 million for the six months ended June 30, 1999. This was primarily the result of net income, the non-cash impact of depreciation and amortization, and increases in accounts payable, income taxes, and other accrued liabilities, partially offset by increases in accounts receivable, deferred tax assets, and prepaid expenses and other assets.

         In the six months ended June 30, 2000 our investing activities used $20.8 million in cash for the purchase of capital equipment to support our expanding operations and provided a net $.4 million in cash from the sale of held-to-maturity securities. In the six months ended June 30, 1999 our investing activities used $13.7 million in cash for the purchase of capital equipment and a net $15.2 million for the purchase of held-to-maturity investments.

         Cash provided by financing activities was $122.3 million in the six months ended June 30, 2000, primarily from $73.6 million in tax benefits related to stock option exercises and $51.2 million in proceeds from the issuance of common stock, partially offset by $3.1 million in payments on long-term obligations and capital leases of acquired companies. Financing activities provided cash of $49.3 million in the six months ended June 30, 1999, primarily from $30.7 million in tax benefits related to stock option exercises and $25.0 million in proceeds from the issuance of common stock, partially offset by $7.6 million in payments on long-term obligations and capital leases of acquired companies.

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

         We had commitments totaling approximately $2.4 million as of June 30, 2000 primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 1999 we spent $33.6 million on capital equipment to support our expanding operations. We expect that we will spend more than that amount during 2000 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

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

YEAR 2000 COMPLIANCE

         To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could, however, incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

RISK FACTORS

         BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AS WELL AS OUR SUBSEQUENT REPORTS ON FORMS 10-Q, 8-K and 8-K/A. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

         o fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products;

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

         We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to General Instrument (which was acquired by Motorola in January 2000), 3Com and Cisco, including sales to their respective manufacturing subcontractors, accounted for approximately 24.7%, 15.8% and 13.3%, respectively, of our revenue in the six months ended June 30, 2000. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 64.5% of our total revenue in the three months ended June 30, 2000 compared to 81.1% in the three months ended June 30, 1999. In the six months ended June 30, 2000 sales to our five largest customers decreased to 64.5% of our total revenues compared to 76.4% in the respective prior year period. We expect that our key customers will continue to account for a substantial portion of our revenues for 2000 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

         The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for cable set-top boxes, cable modems, high-speed local, metropolitan and wide area networks, home networking, Voice over Internet Protocol ("VoIP"), residential broadband gateways, direct broadcast satellite and terrestrial digital satellite, optical networking, digital subscriber lines ("xDSL") and wireless communications, including without limitation the markets for products such as network interface cards and LAN-on-motherboard solutions. We also compete with suppliers of system- and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the markets in which we compete.

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

OUR ACQUISITION STRATEGY MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

         A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2000, we have acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc., AltoCom, Inc., Digital Furnace Corporation, BlueSteel Networks, Inc., Stellar Semiconductor, Inc. and Pivotal Technologies Corp. In July 2000 we completed the acquisition of Innovent Systems, Inc. We have also entered into definitive agreements to acquire Altima Communications, Inc., Silicon Spice Inc. and NewPort Communications,

Inc. We plan to continue to pursue acquisition opportunities in 2000 and in the future. Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, adverse tax consequences substantial depreciation or deferred compensation charges or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of the holders of our common stock. Thus, for example, as a consequence of the pooling-of-interest rules, the securities issued in nine of the ten completed acquisitions described above were Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our product revenue in recent fiscal quarters has been derived from sales of products for the high-speed office network, cable set-top box and cable modem markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

         During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 436 employees as of December 31, 1998 to 1,459 employees as of June 30, 2000, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

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

         We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 19.1% of our revenue in the six months ended June 30, 2000 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in The Netherlands. As a result of our acquisition of HotHaus in August 1999, we now undertake software design, development and marketing activities in Canada. Furthermore, as a result of our acquisition of Armedia in May 1999, we also undertake design and development activities in India. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 14 issued United States patents and have filed over 300 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

         As of June 30, 2000 our directors and executive officers beneficially owned approximately 33.3% of our outstanding common stock and 68.4% of the total voting control held by our shareholders. In particular, as of June 30, 2000 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 31.7% of our outstanding common stock and 65.6% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of any significant corporate transaction, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

         The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A common stock has traded at prices as low as $11.75 and as high as $261.56 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

         We believe that our existing cash, cash equivalents and investments on hand, together with the cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products, or technologies. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the section titled Quantitative and Qualitative Disclosures about Market Risk, in the Company's Current Report on Form 8-K/A filed with the SEC on July 10, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff") in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. Briefing of the appeal in the Ninth Circuit Court of Appeals is now complete and the parties await a date for oral argument in the case.

         In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. (collectively, "Intel") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. On May 25, 2000, the Court concluded a preliminary injunction hearing in the matter. The Court denied Intel's request for injunctive relief restricting the positions in which the three employees could work for the Company, but issued an order granting certain other preliminary relief. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action. On June 30, 2000 the Company filed a cross-complaint against Intel for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. The litigation is currently in the discovery stage and has not yet been set for trial.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Company was held on April 27, 2000.

         (b) At the Annual Meeting, the Shareholders elected each of the following nominees as directors, to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

        Nominees              Class A Shares       Class B Shares       Class B Votes        Total Votes
        --------              --------------       --------------       -------------        -----------
    Henry T. Nicholas III       93,300,331           88,051,990          880,519,900         973,820,231
    Henry Samueli               93,300,331           88,051,990          880,519,900         973,820,231
    Myron S. Eichen             93,300,331           88,051,990          880,519,900         973,820,231
    Alan E. Ross                93,300,331           88,051,990          880,519,900         973,820,231
    Werner F. Wolfen            93,300,331           88,051,990          880,519,900         973,820,231

         (c) At the Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

             (1) To approve the amendment of the Company's Amended and Restated Articles of Incorporation to increase the aggregate number of authorized shares of Class A common stock from 400,000,000 shares to 800,000,000 shares and to increase the aggregate number of authorized shares of Class B common stock from 200,000,000 to 400,000,000 shares.

                    Class A Shares  Class B Shares   Class B Votes     Total Votes
                    --------------  --------------   -------------     -----------
         For          78,603,165      87,836,210      878,362,100      956,965,265
         Against      14,889,456         215,780        2,157,800       17,047,256
         Abstain         273,534           5,744           57,440          330,974

             (2) To approve the amendment of the Company's 1998 Stock Incentive Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance under the plan by 15,000,000 shares.

                    Class A Shares  Class B Shares   Class B Votes     Total Votes
                    --------------  --------------   -------------     -----------
         For          68,507,374      87,820,752      878,207,520      946,714,894
         Against      24,927,162         234,432        2,344,320       27,271,482
         Abstain         331,619           2,550           25,500          357,119

             (3) To ratify the appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending December 31, 2000.

                    Class A Shares  Class B Shares   Class B Votes     Total Votes
                    --------------  --------------   -------------     -----------
         For          93,463,285      88,055,184      880,551,840      974,015,125
         Against          69,789              --               --           69,789
         Abstain         233,081           2,550           25,500          258,581

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

                  On June 2, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire Pivotal Technologies Corp. and the completion of that acquisition.

                  On June 14, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire Innovent Systems, Inc.

                  On June 30, 2000 the Company filed a report on Form 8-K to provide selected unaudited pro forma combined financial data giving effect to the business combination between the Company and Pivotal Technologies Corp.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BROADCOM CORPORATION,
                                     A CALIFORNIA CORPORATION
                                     (Registrant)


August 14, 2000                      /s/  WILLIAM J. RUEHLE
                                     ------------------------------------------
                                     William J. Ruehle
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)


                                     /s/  SCOTT J. POTERACKI
                                     ------------------------------------------
                                     Scott J. Poteracki
                                     Corporate Controller and Senior Director
                                     of Finance (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                       Description
--------------                       -----------

    27.1          Financial Data Schedule