Form 10-Q
period 2000-09-30
BROADCOM CORP
filed 2000-11-14
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended    SEPTEMBER 30, 2000
                                    -----------------------

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________  to  ____________________.


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

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of October 31, 2000: 152,861,711 shares of Class A common stock and 82,341,239 shares of Class B common stock.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 2000 (Unaudited) and December 31, 1999                 1

         Unaudited Condensed Consolidated Statements of Operations for
         the Three and Nine Months Ended September 30, 2000 and 1999          2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2000 and 1999                3

         Notes to Unaudited Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          38

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   39

Item 2.  Change in Securities and Use of Proceeds                            40

Item 3.  Defaults Upon Senior Securities                                     42

Item 4.  Submission of Matters to a Vote of Security Holders                 42

Item 5.  Other Information                                                   42

Item 6.  Exhibits and Reports on Form 8-K                                    42

Signatures                                                                   43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           September 30,      December 31,
                                                               2000              1999(1)
                                                           (Unaudited)
                                                          -------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                              $   377,813         $ 180,816
    Short-term investments                                     104,570            90,059
    Accounts receivable, net                                   152,484            92,124
    Inventory                                                   44,471            19,177
    Deferred taxes                                               8,980             8,380
    Other current assets                                        25,807            12,950
                                                           -----------         ---------
         Total current assets                                  714,125           403,506
Property and equipment, net                                     85,961            51,151
Long-term investments                                               --             9,351
Deferred taxes                                                 293,766           137,779
Goodwill and other intangible assets, net                    1,354,419                --
Other assets                                                    24,963             7,966
                                                           -----------         ---------
         Total assets                                      $ 2,473,234         $ 609,753
                                                           ===========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $    92,818         $  46,458
    Wages and related benefits                                  14,279            15,430
    Income taxes payable                                        29,068             6,179
    Accrued liabilities                                         25,058            19,952
    Current portion of long-term debt                            1,152             1,787
                                                           -----------         ---------
         Total current liabilities                             162,375            89,806
Long-term debt, less current portion                               702             3,075
Shareholders' equity:
    Common stock                                             2,629,682           451,294
    Notes receivable from employees                            (13,561)           (1,821)
    Deferred compensation                                     (461,157)          (12,632)
    Retained earnings                                          155,193            80,031
                                                           -----------         ---------
         Total shareholders' equity                          2,310,157           516,872
                                                           -----------         ---------
         Total liabilities and shareholders' equity        $ 2,473,234         $ 609,753
                                                           ===========         =========

---------------
(1) The consolidated balance sheet as of December 31, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------      ----------------------
                                                   2000          1999(1)        2000         1999(1)
                                                ---------       --------      --------      --------
Revenue                                         $ 319,155       $139,561      $755,923      $359,227
Cost of revenue (2)                               135,908         56,308       317,430       145,316
                                                ---------       --------      --------      --------
Gross profit                                      183,247         83,253       438,493       213,911
Operating expense:
    Research and development (2)                   67,945         30,635       163,350        84,295
    Selling, general and administrative (2)        30,148         14,869        72,097        43,211
    Stock-based compensation                       27,615            959        30,655         2,816
    Amortization of goodwill and
        purchased intangible assets                24,936             --        24,936            --
    In-process research and development            45,660             --        45,660            --
    Merger-related costs                               --          4,088         4,745        15,210
Litigation settlement costs                            --             --            --        17,036
                                                ---------       --------      --------      --------
Income (loss) from operations                     (13,057)        32,702        97,050        51,343
Interest and other income, net                      4,934          2,156        12,984         5,869
                                                ---------       --------      --------      --------
Income (loss) before income taxes                  (8,123)        34,858       110,034        57,212
Provision for income taxes                         11,241         10,264        34,872        17,730
                                                ---------       --------      --------      --------
Net income (loss)                               $ (19,364)      $ 24,594      $ 75,162      $ 39,482
                                                =========       ========      ========      ========
Basic earnings (loss) per share                 $    (.09)      $    .12      $    .35      $    .20
                                                =========       ========      ========      ========
Diluted earnings (loss) per share               $    (.09)      $    .10      $    .29      $    .17
                                                =========       ========      ========      ========
Weighted average shares (basic)                   220,510        203,756       215,444       199,660
                                                =========       ========      ========      ========
Weighted average shares (diluted)                 220,510        238,333       257,111       232,469
                                                =========       ========      ========      ========

(2) Excludes stock-based compensation as follows:

Cost of revenue                                 $     615       $     37      $    690      $    112
Research and development                           20,636            659        22,789         1,879
Selling, general and administrative                 6,364            263         7,176           825
                                                ---------       --------      --------      --------
Total                                           $  27,615       $    959      $ 30,655      $  2,816
                                                =========       ========      ========      ========

--------------
(1) The consolidated statements of operations for the three and nine months ended September 30, 1999 have been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                 2000          1999(1)
                                                              ---------       ---------
OPERATING ACTIVITIES
Net income                                                    $  75,162       $  39,482
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                              15,752          11,710
      Amortization of stock-based compensation                   31,289           3,820
      Amortization of goodwill and purchased intangibles         24,936              --
      Purchased in-process research and development              45,660              --
      Tax benefit from exercise of stock options and
         stock purchase plan                                     77,544          23,848
      Deferred taxes                                            (69,492)        (10,160)
      Change in operating assets and liabilities:
         Accounts receivable                                    (59,520)        (22,087)
         Inventory                                              (23,072)         (4,932)
         Other assets                                           (37,243)         (8,567)
         Accounts payable                                        40,162          33,525
         Income taxes                                            22,149           6,265
         Other accrued liabilities                               (1,922)         20,911
                                                              ---------       ---------
Net cash provided by operating activities                       141,405          93,815

INVESTING ACTIVITIES
Purchases of property and equipment                             (47,085)        (22,496)
Net cash received from purchase acquisitions                     10,658              --
Purchases of held-to-maturity investments                       (13,668)        (23,020)
Proceeds from sale of held-to-maturity investments                8,508           1,770
                                                              ---------       ---------
Net cash used in investing activities                           (41,587)        (43,746)

FINANCING ACTIVITIES
Proceeds from long-term obligations                                 250             458
Payments on long-term obligations                                (1,592)         (7,254)
Payments on capital lease obligations                            (3,034)           (430)
Net proceeds from issuance of common stock                      100,726          40,813
Proceeds from repayment of notes receivable
    from employees                                                  829             918
                                                              ---------       ---------
Net cash provided by financing activities                        97,179          34,505
                                                              ---------       ---------
Increase in cash and cash equivalents                           196,997          84,574
Cash and cash equivalents at beginning of period                180,816          77,555
                                                              ---------       ---------
Cash and cash equivalents at end of period                    $ 377,813       $ 162,129
                                                              =========       =========
Supplemental disclosure of non-cash activities:
      Notes receivable from employees in connection
         with exercise of stock options                       $      --       $     394
                                                              =========       =========
      Purchase of equipment through capital leases            $     168       $   1,792
                                                              =========       =========

---------
(1) The consolidated statement of cash flows for the nine months ended September 30, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.       Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at September 30, 2000 and the consolidated results of the Company's operations and cash flows for the three and nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements have been restated to include the pooled operations of each of the Company's prior acquisitions. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at yearend. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on July 10, 2000.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company is required to and will adopt Statement 133 in the fourth quarter of fiscal 2000. Management does not expect the initial adoption of Statement 133 will have a significant effect on the Company's consolidated results of operations or financial position.

         In December 1999 the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

         In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The Company adopted these new rules in its third fiscal quarter (beginning July 1, 2000) for acquisitions accounted for as purchase business combinations.

2.       Business Combinations

Purchase Transactions

        In July 2000 the Company completed the acquisition of Innovent Systems, Inc. ("Innovent"), a developer of radio frequency integrated circuits for wireless data communications. In connection with the acquisition, the Company issued an aggregate of 2,339,149 shares of its Class A common stock in exchange for all outstanding shares of Innovent preferred and common stock and reserved 605,961 additional shares of its Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Innovent. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements.

        In August 2000 the Company completed the acquisition of Puyallup Integrated Circuit Company, Inc., ("Puyallup"), a provider of integrated circuit design services including full chip designs and embedded macro blocks for microprocessors, system-on-a-chip and ASIC designs. In connection with the acquisition, the Company issued an aggregate of 148,539 shares of its Class A common stock in exchange for all outstanding shares of Puyallup common stock and reserved 139,993 additional shares of its Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Puyallup. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements.

        In September 2000 the Company completed the acquisition of Altima Communications, Inc. ("Altima"), a supplier of networking integrated circuits for the small-to-medium sized business networking market. In connection with the acquisition, the Company issued an aggregate of 1,661,784 shares of its Class A common stock in exchange for all outstanding shares of Altima preferred and common stock and reserved 875,111 additional shares of its Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Altima. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In addition to the purchase consideration, the Company has reserved 2,889,667 additional shares of its Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of Altima that become exercisable upon satisfaction of certain customer purchase requirements.

         These acquisitions have been accounted for under the purchase method of accounting. The Company is in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The Company does not expect that the final allocation of purchase price will produce materially different results from those reflected herein. The preliminary purchase price was allocated as follows based upon management's best estimate of the tangible and intangible assets and in-process research and development:

                                           Innovent          Altima      Puyallup         Total
                                           --------       ----------   ------------     ----------
                                                                     (in thousands)
Net tangible assets (liabilities)          $  6,875       $      930        $  (621)    $    7,184
Acquisition costs                               423            1,025            160          1,608
In-process research & development            41,690            3,970             --         45,660
Goodwill and other intangibles              265,647        1,075,726         37,982      1,379,355
Deferred tax liabilities                    (71,354)         (21,267)        (8,767)      (101,388)
Deferred compensation                       281,982          159,490         35,934        477,406
                                           --------       ----------        -------     ----------
Total consideration                        $525,263       $1,219,874        $64,688     $1,809,825
                                           ========       ==========        =======     ==========

         The total consideration for the three purchase transactions consists in aggregate of approximately 8,660,204 shares of common stock, including (a) approximately 3,064,471 shares of common stock valued at $575.3 million based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced, (b) approximately 2,889,667 shares for performance-based warrants issued to customers valued at $689.4 million based upon the Company's stock price on the day the acquisitions closed, and (c) approximately 2,706,066 shares of restricted common stock and employee stock options valued at $545.1 million in accordance with FIN 44.

         In-process research and development ("IPR&D") totaled in aggregate $45.7 million. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

         The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenues and costs, taking into account product life cycles, and market penetration and growth rates.

         The IPR&D charge includes only the fair value of IPR&D completed. The fair value of developed technology is included in identifiable intangible assets, and the fair values of IPR&D to-be-completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent fair value and approximate the amounts an independent party would pay for these projects.

         As of the acquisition dates of Innovent, Puyallup and Altima, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

         Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of five years. Reviews are regularly performed to determine whether the carrying value of the asset is impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

         Deferred stock-based compensation, which is included in the purchase price of the acquisitions, has been valued in accordance with FIN 44. This amount is being amortized over the remaining vesting period (generally three to four years) of the underlying restricted common stock and stock options assumed.

         The results of operations of the three acquired companies are included in the consolidated financial statements from their respective dates of acquisition.

         The pro forma statements of operations data below gives effect to the three acquisitions as if they had occurred at the beginning of fiscal 1999.
The following unaudited pro forma statements of operations data includes amortization of goodwill, identified intangibles and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations nor of the results that would have occurred had the acquisitions taken place at the beginning of fiscal 1999.

                                            Nine Months Ended
                                              September 30,
                                      -----------------------------
                                          2000              1999
                                      ------------      -----------
                                   (In thousands, except per share data)

         Net revenue                   $ 775,750         $ 362,345
         Net loss                      $(149,593)        $(275,462)
         Net loss per share            $    (.68)        $   (1.36)

3.       Earnings (Loss) Per Share

         The following table sets forth the computation of earnings (loss) per share:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                        -------------------------       -------------------------
                                           2000           1999            2000             1999
                                        ---------       ---------       ---------       ---------
                                                 (In thousands, except per share data)

Numerator: Net income (loss)            $ (19,364)      $  24,594       $  75,162       $  39,482
                                        =========       =========       =========       =========
Denominator:
    Weighted-average shares
      outstanding                         223,078         209,449         218,470         206,204
    Less: nonvested common shares
      outstanding                          (2,568)         (5,693)         (3,026)         (6,544)
                                        ---------       ---------       ---------       ---------
Denominator for basic earnings per
  common share                            220,510         203,756         215,444         199,660
Effect of dilutive securities:
    Nonvested common shares                    --           5,000           3,007           4,905
    Stock options                              --          29,577          38,660          27,893
    Warrants                                   --              --              --              11
                                        ---------       ---------       ---------       ---------
Denominator for diluted earnings
  per common share                        220,510         238,333         257,111         232,469
                                        =========       =========       =========       =========
Basic earnings (loss) per share         $    (.09)      $     .12       $     .35       $     .20
                                        =========       =========       =========       =========
Diluted earnings (loss) per share       $    (.09)      $     .10       $     .29       $     .17
                                        =========       =========       =========       =========

4.       Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

                                      September 30,    December 31,
                                          2000             1999
                                      ------------      ----------
                                             (In thousands)

         Work in process                $24,312          $11,878
         Finished goods                  20,159            7,299
                                        -------          -------
                                        $44,471          $19,177
                                        =======          =======

5.       Long-Term Debt

         The following is a summary of the Company's long-term debt and other loans, including debt and loans assumed in connection with acquisitions:

                                                          September 30,   December 31,
                                                               2000           1999
                                                          --------------  ------------
                                                                  (In thousands)

    Notes payable at rates from 3.0% to 8.58% secured
      by certain of the Company's assets                      $    --       $   531
    Line of credit at a 12.0% rate secured by certain of
      the Company's assets                                         --           770
    Capitalized lease obligations payable in varying
      monthly installments at rates from 7.8% to 14.7%          1,854         3,561
                                                              -------       -------
                                                                1,854         4,862
     Less current portion of long-term debt                    (1,152)       (1,787)
                                                              -------       -------
                                                              $   702       $ 3,075
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

7.      Litigation

        In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff"), in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. Briefing of the appeal in the Ninth Circuit Court of Appeals is now complete and the parties await a date for oral argument in the case.

        In March 2000 Intel Corporation ("Intel")and its subsidiary Level One Communications, Inc. ("Level One") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel/Level One filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. On May 25, 2000 the Court concluded a preliminary injunction hearing in the matter. The Court denied Intel/Level One's request for injunctive relief restricting the positions in which the three employees could work for the Company, but issued an order granting certain other preliminary relief. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action. On June 30, 2000 the Company filed a cross-complaint against Intel/Level One, and on September 18, 2000, amended that cross-complaint. The Company's amended cross-complaint includes causes of action against Intel/Level One for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. On September 25, 2000 the Company filed a motion for preliminary injunction, which asks the Court to enjoin Intel/Level One from further unfair competition and seeks other relief, including enjoining the marketing, sampling, distribution, shipment or sale of certain products. The motion was heard on November 8, 2000, and a decision from the Court is pending. The litigation is currently in the discovery stage and is scheduled for trial in March 2001.

        In August 2000 Intel filed a complaint in the United States District Court for the District of Delaware against the Company asserting that (i) the Company infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) the Company induces the infringement of such patents, and (iii) the Company contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. Intel has not yet identified which products allegedly infringe its patents. The Company has not yet answered the complaint, but on October 10, 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; this motion is currently pending before the court. The Company believes that it has strong defenses to Intel's claims. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

        On October 6, 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

        Although the Company believes that it has strong defenses and is defending the Delaware action vigorously, a finding of infringement by the Company as to one or more of the patents in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's, business, results of operations and financial condition.

        In September 1998 Motorola, Inc. ("Motorola") filed a complaint in the United States District Court for the District of Massachusetts against AltoCom, Inc. ("AltoCom")(and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's
V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola, (ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on a breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringes an additional Motorola patent. The parties are currently engaged in discovery in the action. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

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

        In December 1999 Level One filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint in the Eastern District of California. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission ("ITC"), seeking an exclusion order and cease and desist order based on alleged infringement of the same patent. Monetary damages are not available in the ITC. The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the complaint in the ITC. In July 2000 Intel and Level One filed a second complaint in the ITC, asserting that certain of Altima's repeater, switch, and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge assigned to hear the cases issued an order in August 2000 granting a motion to consolidate the two investigations. In September 2000, Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending. The Level One action in the Eastern District of California has already been stayed and Altima has formally requested a stay of both of the Northern District of California actions.

        Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. The parties are currently engaged in discovery in the consolidated ITC action, and a hearing on the merits before the ITC Administrative Law Judge is scheduled to begin in April 2001. Altima became a subsidiary of the Company on September 7, 2000.

        Although Altima believes that it has strong defenses and is defending the action vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products from entering the United States. Any finding adverse to Altima in these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material adverse effect on Altima's, and possibly the Company's, business, results of operations and financial condition.

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

8.       Subsequent Events

Completed Business Combinations

         On October 3, 2000 the Company completed the acquisition of NewPort Communications, Inc. ("NewPort"), a supplier of mixed-signal integrated circuits for the high-speed communications infrastructure market. In connection with the acquisition, the Company issued an aggregate of 5,211,050 shares of its Class A common stock in exchange for all outstanding shares of NewPort preferred and common stock and reserved 411,088 additional shares of Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of NewPort. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, the Company will record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending December 31, 2000.

         On October 6, 2000 the Company completed the acquisition of Silicon Spice Inc. ("Silicon Spice"), a developer of communications processors and other technology for high-density voice, fax and data packet transmission over wide area networks. In connection with the acquisition, the Company issued an aggregate of 3,864,161 shares of its Class A common stock in exchange for all outstanding shares of Silicon Spice preferred and common stock and reserved 1,126,885 additional shares of Class A common stock for issuance upon exercise of outstanding employee stock options, warrants and other rights of Silicon Spice. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, the Company will record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending December 31, 2000.

Pending Business Combinations

         On October 4, 2000 the Company announced that it had signed a definitive agreement to acquire Element 14, Inc. ("Element 14"), a developer of high-port density, low-power digital subscriber line chipsets, software and communications processor technology. In connection with the acquisition, the Company will issue in aggregate approximately 2,650,000 shares of its Class A common stock in exchange for all outstanding shares of Element 14 preferred and common stock and upon exercise of outstanding employee stock options, warrants and other rights of Element 14. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by Element 14's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. The Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending December 31, 2000.

         On October 17, 2000 the Company announced that it had signed a definitive agreement to acquire Allayer Communications ("Allayer"), a developer of high-performance enterprise and optical networking communications chips. In connection with the acquisition, the Company will issue in aggregate about 1,230,000 shares of its Class A common stock in exchange for all outstanding shares of Allayer's preferred and common stock and upon exercise of outstanding employee stock options and other rights of Allayer. If certain performance goals are satisfied, the Company will issue up to an additional 300,000 shares of its Class A common stock to the shareholders and option holders of Allayer. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by Allayer's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. The Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending December 31, 2000. In addition to the purchase consideration, the Company will reserve an aggregate of approximately 790,000 shares of its Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of Allayer that become exercisable upon satisfaction of certain customer purchase requirements.

         On November 6, 2000 the Company announced that it had signed a definitive agreement to acquire SiByte, Inc. ("SiByte"), a developer of high-performance microprocessor solutions for broadband networking. In connection with the acquisition, the Company will issue in aggregate up to 9,300,000 shares of its Class A common stock in exchange for all outstanding shares of SiByte's preferred and common stock and upon exercise of outstanding employee stock options and other rights of SiByte. About 5,600,000 of the Company's shares will be issuable at closing of the acquisition; approximately 3,700,000 additional shares will be reserved for future issuance to the shareholders and option holders of SiByte upon satisfaction of certain performance goals. The merger transaction is expected to close within 60 days and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits approval by SiByte's shareholders and the satisfaction of regulatory requirements and other customary closing conditions. The Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending December 31, 2000. In addition to the purchase consideration, the Company will reserve approximately 1,800,000 million shares of its Class A common stock for future issuance to customers upon the exercise of outstanding performance-based warrants of SiByte that become exercisable upon satisfaction of certain customer purchase requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our subsequent reports on Forms 10-Q, 8-K and 8-K/A, that discuss our business in greater detail.

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

OVERVIEW

         We are the leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data. These integrated circuits permit the cost effective delivery of high-speed, high-bandwidth networking using existing communications infrastructures that were not originally designed for the transmission of broadband digital content. Using proprietary technologies and advanced design methodologies, we design, develop and supply integrated circuits for a number of the most significant broadband communications markets, including the markets for cable set-top boxes, cable modems, high-speed local, metropolitan and wide area networks, home networking, Voice over Internet Protocol ("VoIP"), carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, optical networking, digital subscriber lines ("xDSL") and wireless communications. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from sales of software and software support and sales of system-level reference designs.

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

         From time to time, our key customers have placed large orders causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to approximately 63.9% of our revenue in the nine months ended September 30, 2000 as compared to 71.8% in the nine months ended September 30, 1999. We expect that our key customers will continue to account for a significant portion of our revenue for 2000 and in the future.

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

         The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between increasing expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, during 2000 and thereafter, we intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations through indigenous growth and acquisitions. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, would be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth certain statement of operations data expressed as a percentage of revenue:

                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                   -------------------      ------------------
                                                   2000        1999(1)      2000       1999(1)
                                                   -----       -------      -----      -------

    Revenue                                        100.0%       100.0%      100.0%      100.0%
    Cost of revenue                                 42.6         40.3        42.0        40.5
                                                   -----        -----       -----       -----
    Gross profit                                    57.4         59.7        58.0        59.5
    Operating expense:
        Research and development                    21.3         22.0        21.7        23.5
        Selling, general and administrative          9.4         10.7         9.5        12.0
        Stock-based compensation                     8.7          0.7         4.1         0.8
        Amortization of goodwill and
        purchased intangible assets                  7.8           --         3.3          --
        In-process research and development         14.3           --         6.0          --
        Merger-related costs                          --          2.9         0.6         4.2
        Litigation settlement costs                   --           --          --         4.7
                                                   -----        -----       -----       -----
    Income (loss) from operations                   (4.1)        23.4        12.8        14.3
    Interest and other income, net                   1.5          1.6         1.8         1.6
                                                   -----        -----       -----       -----
    Income (loss) before income taxes               (2.6)        25.0        14.6        15.9
    Provision for income taxes                       3.5          7.4         4.7         4.9
                                                   -----        -----       -----       -----
    Net income (loss)                               (6.1)%       17.6%        9.9%       11.0%
                                                   =====        =====       =====       =====

-------------
(1) Restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

         Business Combinations. During the three months ended September 30, 2000 we completed the acquisitions of Innovent, Puyallup and Altima. These acquisitions were accounted for as purchase transactions. Accordingly, the accompanying financial statements include the results of operations of the acquired companies as of their respective acquisition dates. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. The restated condensed consolidated financial statements also include the pooled operations of each of our prior acquisitions, which were accounted for using the pooling-of-interests method.

         Revenue. Revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from sales of software and software support and development revenue generated under development contracts with our customers. Revenue for the three months ended September 30, 2000 was $319.2 million, an increase of $179.6 million or 128.7% from revenue of $139.6 million in the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 was $755.9 million, an increase of $396.7 million or 110.4% from revenue of $359.2 million in the nine months ended September 30, 1999. This growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, cable set-top boxes and cable modems.

         Gross Profit. Gross profit represents revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, and costs associated with assembly, test and quality assurance for those products, as well as costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended September 30, 2000 was $183.2 million or 57.4% of revenue, an increase of $100.0 million as compared with gross profit of $83.3 million or 59.7% of revenue in the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 was $438.5 million or 58.0% of revenue, an increase of $224.6 million as compared with gross profit of $213.9 million or 59.5% of revenue in the nine months ended September 30, 1999. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. We expect that gross profit as a percentage of revenue will continue to decline in future periods due to higher anticipated silicon wafer costs and as volume-pricing agreements and competitive pricing strategies continue to take effect. In addition, our gross profit may be affected by the future introduction of certain lower margin products.

         Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended September 30, 2000 was $67.9 million or 21.3% of revenue, an increase of $37.3 million as compared with research and development expense of $30.6 million or 22.0% of revenue for the three months ended September 30, 1999. Research and development expense for the nine months ended September 30, 2000 was $163.3 million or 21.7% of revenue, an increase of $79.1 million as compared with research and development expense of $84.3 million or 23.5% of revenue for the nine months ended September 30, 1999. The increase in research and development expense in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue in the three and nine months ended September 30, 2000 as compared to the respective prior year period. We expect that research and development expense in absolute dollars will continue to increase for the foreseeable future as a result of indigenous growth and acquisitions.

         Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees and facilities expenses. Selling, general and administrative expense for the three months ended September 30, 2000 was $30.1 million or 9.4% of revenue, an increase of $15.3 million as compared with selling, general and administrative expense of $14.9 million or 10.7% of revenue for the three months ended September 30, 1999. Selling, general and administrative expense for the nine months ended September 30, 2000 was $72.1 million or 9.5% of revenue, an increase of $28.9 million as compared with selling, general and administrative expense of $43.2 million or 12.0% of revenue for the nine months ended September 30, 1999. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of additional sales and marketing personnel, senior management and administrative

\
personnel, increased facilities expenses and legal and other professional fees. The decrease in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three and nine months ended September 30, 2000 as compared with the respective prior year period. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations through indigenous growth and acquisitions and as a result of periodic changes and additions to our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

         Stock-Based Compensation. Stock-based compensation represents the difference between the fair value of the common stock for accounting purposes and the exercise price of such options at the date of underlying employee stock options grant in accordance with FIN 44. Stock-based compensation for the three months ended September 30, 2000 was $27.6 million or 8.7% of revenue, an increase of $26.7 million as compared with stock-based compensation of $1.0 million or 0.7% of revenue for the three months ended September 30, 1999. Stock-based compensation for the nine months ended September 30, 2000 was $30.7 million or 4.1% of revenue, an increase of $27.8 million as compared with stock-based compensation of $2.8 million or 0.8% of revenue for the nine months ended September 30, 1999. The increase in stock-based compensation in the three and nine months ended September 30, 2000 relates primarily to stock options granted to certain employees of acquired companies that we assumed in the various purchase transactions completed during the third quarter of fiscal 2000. We have presented these amounts as a reduction of shareholders' equity and are amortizing these amounts ratably over the respective vesting periods of the applicable options. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect to incur additional stock-based compensation expenses in future periods as a result of these purchase transactions and the additional purchase transactions expected to close during the fourth quarter of fiscal 2000.

         Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to various purchase transactions completed during the third quarter of fiscal 2000. The amortization of goodwill and purchased intangible assets for the three and nine months ended September 30, 2000 was $24.9 million or 7.8% and 3.3% of revenue, respectively. No amortization of goodwill and purchased intangible assets were incurred in the three and nine months ended September 30, 1999. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions and the additional purchase transactions expected to close during the fourth quarter of fiscal 2000.

         In-Process Research and Development. In-process research and development relates to various purchase transactions completed during the third quarter of fiscal 2000. The in-process research and development cost for the three and nine months ended September 30, 2000 was $45.7 million or 14.3% and 6.0% of revenue, respectively. No in-process research and development costs were incurred in the three and nine months ended September 30, 1999. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect to incur additional in-process research and development costs in future periods as a result of these purchase transactions and the additional purchase transactions expected to close during the fourth quarter of fiscal 2000.

         Merger-Related Costs. Merger-related costs are costs incurred in connection with acquisitions accounted for using the pooling-of-interests method and consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants, and other related fees and expenses, certain restructuring costs related to the disposal of assets and the write-down of unutilized assets, and adjustments to conform the accounting policies of the acquired companies to those of our Company. No merger-related costs were incurred for the three months ended September 30, 2000 as compared with merger-related costs of $4.1 million for the three months ended September 30, 1999. The decrease in merger-related costs resulted primarily from the fact that we did not enter into any pooling-of-interests acquisitions during the three months ended September 30, 2000. Merger-related costs for the nine months ended September 30, 2000 were $4.7 million as compared with merger-related costs of $15.2 million for the nine months ended September 30, 1999. This decrease in merger-related costs resulted primarily from the fact that an investment banking fee was incurred in connection with a fiscal 1999 transaction while no such investment banking fees were incurred during the nine months ended September 30, 2000.

         Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. No litigation settlement costs were incurred in the three and nine months ended September 30, 2000 and the three months ended September 30, 1999. Litigation settlement costs of approximately $17.0 million were incurred in the nine months ended September 30, 1999.

         Interest and Other Income, Net. Interest and other income, net reflects interest earned on average cash, cash equivalents and investment balances, less interest on our long-term debt and capital lease obligations. Interest and other income, net for the three months ended September 30, 2000 was $4.9 million, an increase of $2.7 million as compared with $2.2 million in the three months ended September 30, 1999. Interest and other income, net for the nine months ended September 30, 2000 was $13.0 million, an increase of $7.1 million as compared with $5.9 million in the nine months ended September 30, 1999. The increase was principally due to higher cash balances available to invest resulting from cash generated by operations and the exercise of employee stock options.

         Provision for Income Taxes. We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board Statement 109 ("Statement 109"), Accounting for Income Taxes. Our effective tax rates for the three and nine months ended September 30, 2000 were (138%) and 32%, respectively. Our effective tax rates for the three and nine months ended September 30, 1999 were 29% and 30%, respectively. The federal statutory income tax rate was 35% for each period.

         Our effective tax rates for the three and nine months ended September 30, 2000 were affected by intangible expenses resulting from acquisitions accounted for under the purchase method of accounting, and benefits from research and development credits. For the three and nine months ended September 30, 1999, our effective tax rate was reduced by research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2000 we had $551.8 million in working capital, and $482.4 million in cash, cash equivalents and short-term investments. At December 31, 1999 we had $313.7 million in working capital, $270.9 million in cash, cash equivalents and short-term investments, and $9.4 million in long-term investments.

         Operating activities provided cash in the amount of $141.4 million for the nine months ended September 30, 2000. This was primarily the result of net income, the non-cash impact of depreciation and amortization including the amortization of stock-based compensation, goodwill and purchased intangibles, purchased in-process research and development, tax benefit from the exercise of stock options, increases in accounts payable and an increase in income taxes partially offset by increases in accounts receivable, inventory, deferred tax assets and prepaid expenses and other assets. Operating activities provided cash in the amount of $93.8 million for the nine months ended September 30, 1999. This was primarily the result of net income, the non-cash impact of depreciation and amortization including amortization of stock-based compensation, tax benefit from the exercise of stock options, increases in accounts payable, income taxes and other accrued liabilities, partially offset by increases in accounts receivable, deferred tax assets, inventory and prepaid expenses and other assets.

         In the nine months ended September 30, 2000 our investing activities used $47.1 million in cash for the purchase of capital equipment to support our expanding operations, provided $10.7 million in cash as a result of cash received from purchase acquisitions, and used a net $5.2 million in cash for the purchase of held-to-maturity securities. In the nine months ended September 30, 1999 our investing activities used $22.5 million in cash for the purchase of capital equipment and a net $21.3 million in cash for the purchase of held-to-maturity investments.

         Cash provided by financing activities was $97.2 million in the nine months ended September 30, 2000, primarily from $100.7 million in proceeds from the issuance of common stock, partially offset by $4.6 million in payments on long-term obligations and capital leases of acquired companies. Financing activities provided cash of $34.5 million in the nine months ended September 30, 1999, primarily from $40.8 million in proceeds from the issuance of common stock, partially offset by $7.7 million in payments on long-term obligations and capital leases of acquired companies.

         We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

         We had commitments totaling approximately $17.2 million as of September 30, 2000 primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 1999 we spent approximately $48.4 million on capital equipment to support our expanding operations. We expect that we will spend more than that amount during 2000 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

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

RISK FACTORS

         BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AS WELL AS OUR SUBSEQUENT REPORTS ON FORMS 10-Q, 8-K AND 8-K/A. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED. IN THAT EVENT, THE MARKET PRICE FOR OUR CLASS A COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

         We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, Cisco and 3Com, including sales to their respective manufacturing subcontractors, accounted for approximately 23.9%, 14.8% and 14.6%, respectively, of our revenue in the nine months ended September 30, 2000. In the nine months ended September 30, 2000 sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 63.9% of our total revenues compared to 66.6% in the year ended December 31, 1999. We expect that our key customers will continue to account for a substantial portion of our revenues for 2000 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

         The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for cable set-top boxes, cable modems, high-speed local, metropolitan and wide area networks, home networking, Voice over Internet Protocol ("VoIP"), carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital satellite, optical networking, digital subscriber lines ("xDSL") and wireless communications, including without limitation the markets for products such as network interface cards and LAN-on-motherboard solutions. We also compete with suppliers of system- and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the markets in which we compete.

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

OUR ACQUISITION STRATEGY MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, RESULT IN UNANTICIPATED CHANGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

         A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2000, we acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc., AltoCom, Inc., Digital Furnace Corporation, BlueSteel Networks, Inc., Stellar Semiconductor, Inc., Pivotal Technologies Corp., Innovent Systems, Inc., Puyallup Integrated Circuit Company, Inc. and Altima Communications, Inc. In October 2000 we completed the acquisitions of Silicon Spice Inc. and NewPort Communications, Inc. We have also entered into definitive agreements to acquire Element 14, Inc. Allayer Communications and SiByte, Inc. We plan to continue to pursue acquisition opportunities in 2000 and in the future.

         Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technology and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges, increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of the holders of our common stock. Thus, for example, as a consequence of the pooling-of-interest rules, the securities issued in nine of the fourteen completed acquisitions described above were Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

         We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. Moreover, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

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

         Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into these markets could materially and adversely affect our business, financial condition and results of operations.

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

         During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 436 employees as of December 31, 1998 to 1,785 employees as of September 30, 2000, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

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

         We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 13.7% of our revenue in the nine months ended September 30, 2000 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in The Netherlands. As a result of our acquisition of HotHaus in August 1999, we now undertake software design, development and marketing activities in Canada. Furthermore, as a result of our acquisition of Armedia in May 1999 and Altima in September 2000, we also undertake design and development activities in India and Taiwan. In the future, we intend to continue to expand these international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

         In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION AND THAT MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

         In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition will require us to redesign certain products and modify the manufacturing processes for our products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting certain products from .50 micron to .35 micron, .22 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 17 issued United States patents and have filed over 400 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

         In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations under those agreements, including product supply obligations, and do not correct this failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. In the future, we may have to engage in litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation may be very expensive and time consuming, divert management's attention and materially and adversely affect our business, financial condition and results of operations.

INFRINGEMENT OR OTHER CLAIMS AGAINST US COULD ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS, REQUIRE US TO REDESIGN OUR PRODUCTS OR SEEK LICENSES FROM THIRD PARTIES AND SERIOUSLY HARM OUR OPERATING RESULTS.

         Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. filed a lawsuit against us alleging misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations related to our recent hiring of three former Intel employees. In August 2000 Intel filed a lawsuit against us alleging infringement of five Intel patents. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. Our subsidiary, AltoCom, is the defendant in patent litigation brought by Motorola, Inc. relating to software modem technology. Our new subsidiary, Altima, is the defendant in patent litigation and International Trade Commission proceedings brought by Intel and Level One. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

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

         Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

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

         As of September 30, 2000 our directors and executive officers beneficially owned approximately 31.4% of our outstanding common stock and 70.3% of the total voting control held by our shareholders. In particular, as of September 30, 2000 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 30.2% of our outstanding common stock and 67.9% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

         The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in April 1998, our Class A common stock has traded at prices as low as $11.75 and as high as $274.75 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In July 1997 the Company commenced an action against Sarnoff Corporation and Sarnoff Digital Communications, Inc., now known as NxtWave Communications, Inc. (collectively, "Sarnoff"), in the California Superior Court alleging breach of contract, fraud, misappropriation of trade secrets, false advertising, trade libel, intentional interference with prospective economic advantage and unfair competition. The claims center on Sarnoff's violation of a non-disclosure agreement entered into with the Company with respect to limited use of certain of the Company's technology and on inaccurate comparisons that the Company believes Sarnoff has made in its product advertising and in statements to potential customers and others. This action was removed to the United States District Court for the Central District of California, and was stayed pending resolution of an action Sarnoff had brought against the Company in April 1997 in New Jersey Superior Court. Following the decision in the New Jersey action in the Company's favor in early 1999, Sarnoff filed a motion for summary judgment in the California case on the basis that the issues therein had been or should have been previously litigated in the New Jersey action under the New Jersey "entire controversy" doctrine. Following oral argument in August 1999, the District Court granted Sarnoff's motion and dismissed the Company's claims on the grounds that they should have been brought as part of the New Jersey action. The Company believes that the California action involves facts, circumstances and claims unrelated to those at issue in the New Jersey action, and has filed an appeal of the District Court's ruling. Briefing of the appeal in the Ninth Circuit Court of Appeals is now complete and the parties await a date for oral argument in the case.

        In March 2000 Intel Corporation ("Intel") and its subsidiary Level One Communications, Inc. ("Level One") filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel/Level One filed a first amended complaint on April 28, 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. On May 25, 2000 the Court concluded a preliminary injunction hearing in the matter. The Court denied Intel/Level One's request for injunctive relief restricting the positions in which the three employees could work for the Company, but issued an order granting certain other preliminary relief. The Company has denied any wrongdoing or liability and has instructed its attorneys to vigorously defend the action. On June 30, 2000 the Company filed a cross-complaint against Intel/Level One, and on September 18, 2000, amended that cross-complaint. The Company's amended cross-complaint includes causes of action against Intel/Level One for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. On September 25, 2000 the Company filed a motion for preliminary injunction, which asks the Court to enjoin Intel/Level One from further unfair competition and seeks other relief, including enjoining the marketing, sampling, distribution, shipment or sale of certain products. The motion was heard on November 8, 2000, and a decision from the Court is pending. The litigation is currently in the discovery stage and is scheduled for trial in March 2001.

        In August 2000 Intel filed a complaint in the United States District Court for the District of Delaware against the Company asserting that (i) the Company infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) the Company induces the infringement of such patents, and (iii) the Company contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. Intel has not yet identified which products allegedly infringe its patents. The Company has not yet answered the complaint, but on October 10, 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; this motion is currently pending before the court. The Company believes that it has strong defenses to Intel's claims. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

        On October 6, 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

        Although the Company believes that it has strong defenses and is defending the Delaware action vigorously, a finding of infringement by the Company as to one or more of the patents in this action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's, business, results of operations and financial condition.

        In September 1998 Motorola, Inc. ("Motorola") filed a complaint in the United States District Court for the District of Massachusetts against AltoCom, Inc. ("AltoCom")(and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's
V.34 and V.90 compliant software modem technology infringes several patents owned by Motorola, (ii) AltoCom induces its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against AltoCom as well as the recovery of monetary damages, including treble damages for willful infringement. In October 1998 Motorola affirmatively dismissed its case in the District of Massachusetts and filed a substantially similar complaint in the United States District Court for the District of Delaware. AltoCom has filed an answer and affirmative defenses to the District of Delaware complaint. AltoCom has also asserted a counterclaim requesting declaratory relief that AltoCom has not infringed the Motorola patents and that such patents are invalid and/or unenforceable as well as a counterclaim requesting declaratory and injunctive relief based on a breach of contract theory. AltoCom believes that it has strong defenses to Motorola's claims on invalidity, noninfringement and inequitable conduct grounds. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringes an additional Motorola patent. The parties are currently engaged in discovery in the action. AltoCom became a subsidiary of the Company on August 31, 1999. In September 1999 PC-Tel, Inc., the co-defendant in the case, reached a settlement with Motorola.

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

        In December 1999 Level One filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint in the Eastern District of California. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission ("ITC"), seeking an exclusion order and cease and desist order based on alleged infringement of the same patent. Monetary damages are not available in the ITC. The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the complaint in the ITC. In July 2000 Intel and Level One filed a second complaint in the ITC, asserting that certain of Altima's repeater, switch, and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge assigned to hear the cases issued an order in August 2000 granting a motion to consolidate the two investigations. In September 2000, Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending. The Level One action in the Eastern District of California has already been stayed and Altima has formally requested a stay of both of the Northern District of California actions.

        Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. The parties are currently engaged in discovery in the consolidated ITC action, and a hearing on the merits before the ITC Administrative Law Judge is scheduled to begin in April 2001. Altima became a subsidiary of the Company on September 7, 2000.

        Although Altima believes that it has strong defenses and is defending the action vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products from entering the United States. Any finding adverse to Altima in these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material adverse effect on Altima's, and possibly the Company's, business, results of operations and financial condition.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 29, 2000 in connection with our acquisition of Digital Furnace Corporation, we issued an aggregate of 664,734 shares of our Class B common stock in exchange for all shares of Digital Furnace's preferred and common stock and reserved 85,266 additional shares of our Class B common stock for issuance upon exercise of outstanding Digital Furnace employee stock options and other rights of Digital Furnace.

        On March 1, 2000 in connection with our acquisition of BlueSteel Networks, Inc., we issued an aggregate of 678,227 shares of our Class B common stock in exchange for all shares of BlueSteel's preferred and common stock and reserved 132,151 additional shares of our Class B common stock for issuance upon exercise of outstanding BlueSteel employee stock options and other rights of BlueSteel.

        On March 1, 2000 in connection with our acquisition of Stellar Semiconductor Inc., we issued an aggregate of 672,346 shares of our Class B common stock in exchange for all shares of Stellar's preferred and common stock and reserved 112,877 additional shares of our Class B common stock for issuance upon exercise of outstanding Stellar employee stock options and other rights of Stellar.

        On May 31, 2000 in connection with our acquisition of Pivotal Technologies Corp., we issued an aggregate of 1,895,823 shares of our Class B common stock in exchange for all shares of Pivotal's preferred and common stock and reserved 43,419 additional shares of our Class B common stock for issuance upon exercise of outstanding employee stock options and other rights of Pivotal.

        On July 19, 2000 in connection with our acquisition of Innovent
Systems, Inc., we issued an aggregate of 2,339,149 shares of our Class A common stock in exchange for all shares of Innovent's preferred and common stock and reserved 605,961 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Innovent.

        On August 31, 2000 in connection with our acquisition Puyallup Integrated Circuit Company, Inc., we issued an aggregate of 148,539 shares of our Class A common stock in exchange for all outstanding shares of Puyallup common stock and reserved 139,993 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Puyallup.

        On September 7, 2000 in connection with our acquisition of Altima Communications, Inc., we issued an aggregate of 1,661,784 shares of our Class A common in exchange for all outstanding shares of Altima preferred and common stock and reserved 875,111 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Altima. In addition to the purchase consideration, we reserved 2,889,667 shares of our Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of Altima that become exercisable upon satisfaction of certain customer purchase requirements.

        The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended. The foregoing issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27.1 -- Financial Data Schedule

        (b) Reports on Form 8-K

         On July 10, 2000 the Company filed a report on Form 8-K/A to provide restated historical consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 to reflect the pooled operations of Digital Furnace Corporation, BlueSteel Networks, Inc., Stellar Semiconductor, Inc. and Pivotal Technologies Corp.

         On July 21, 2000 the Company filed a report on Form 8-K relating to its second quarter earnings press release and to disclose the completion of the Company's acquisition of Innovent Systems, Inc. on July 19, 2000.

         On August 2, 2000 the Company filed a report on Form 8-K to disclose the completion of the Company's acquisition of Innovent Systems, Inc on July 19, 2000.

         On August 4, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire Altima Communications, Inc.

         On August 9, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire Silicon Spice Inc.

         On August 16, 2000 the Company filed a report on Form 8-K relating to its agreement to acquire NewPort Communications, Inc.

         On September 22, 2000 the Company filed a report on Form 8-K to disclose the completion of the Company's acquisition of Altima Communications, Inc.

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


                                           BROADCOM CORPORATION,
                                           A CALIFORNIA CORPORATION
                                           (Registrant)



November 14, 2000                          /s/ WILLIAM J. RUEHLE
                                           -------------------------------------
                                           William J. Ruehle
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)


                                           /s/ SCOTT J. POTERACKI
                                           -------------------------------------
                                           Scott J. Poteracki
                                           Corporate Controller and Senior
                                           Director of Finance (Principal
                                           Accounting Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          27.1              Financial Data Schedule