Form 10-Q/A
period 2000-09-30
BROADCOM CORP
filed 2001-03-30
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

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

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                   FORM 10-Q/A
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2000



PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A:

         THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 WAS ORIGINALLY FILED ON NOVEMBER 14, 2000. THIS AMENDMENT ON FORM 10-Q/A IS BEING FILED TO GIVE EFFECT TO THE REVISION OF OUR FINANCIAL STATEMENTS INCLUDED IN
PART I, ITEM 1, AS DISCUSSED IN NOTES 2 AND 9 THERETO.

         THIS FORM 10-Q/A INCLUDES SUCH REVISED FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, AND OTHER INFORMATION RELATED TO SUCH REVISED FINANCIAL STATEMENTS, INCLUDING BROADCOM'S ACCOUNTING FOR AND THE CURRENT STATUS OF CERTAIN PERFORMANCE-BASED WARRANTS. EXCEPT FOR ITEMS 1 AND 2 OF PART I AND EXHIBIT 27.1 OF ITEM 6 OF PART II, NO INFORMATION INCLUDED IN THE ORIGINAL REPORT ON FORM 10-Q IS AMENDED BY THIS FORM 10-Q/A. THIS FORM 10-Q/A SPEAKS ONLY AS OF THE DATE THE 10-Q WAS ORIGINALLY FILED AND EXCEPT AS NOTED ABOVE, WE HAVE NOT UNDERTAKEN HEREIN TO AMEND, SUPPLEMENT OR UPDATE ANY INFORMATION CONTAINED IN THE ORIGINAL FORM 10-Q TO GIVE EFFECT TO SUBSEQUENT EVENTS.

         FOR A MORE RECENT DESCRIPTION OF OUR BUSINESS AND THE RISK FACTORS
THAT MAY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION, INCLUDING THE EFFECTS OF CURRENT BUSINESS AND ECONOMIC CONDITIONS IN OUR INDUSTRY AND IN OUR TARGET MARKETS, WE URGE YOU TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AFTER SEPTEMBER 30, 2000, INCLUDING RECENT CURRENT REPORTS ON FORMS 8-K AND 8-K/A, OUR FORTHCOMING ANNUAL REPORT ON FORM 10-K, AND OTHER FILINGS WITH THE SEC.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                   FORM 10-Q/A
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2000


                                      INDEX
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at September 30,
        2000 (unaudited, restated) and December 31, 1999                      3

        Unaudited Condensed Consolidated Statements of Operations
        for the Three and Nine Months Ended September 30, 2000
        (restated) and 1999                                                   4

        Unaudited Condensed Consolidated Statements of Cash
        Flows for the Nine Months Ended September 30, 2000
        (restated) and 1999                                                   5

        Notes to Unaudited Condensed Consolidated Financial
        Statements (restated)                                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    34

Item 2. Change in Securities and Use of Proceeds                             36

Item 3. Defaults Upon Senior Securities                                      36

Item 4. Submission of Matters to a Vote of Security Holders                  36

Item 5. Other Information                                                    36

Item 6. Exhibits and Reports on Form 8-K                                     36

Signatures                                                                   38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,        DECEMBER 31,
                                                               2000              1999(1)
                                                          -------------        -----------
                                                           (UNAUDITED)
                                                           (RESTATED -
                                                             NOTE 9)
ASSETS
Current assets:
    Cash and cash equivalents                              $   377,813         $ 180,816
    Short-term investments                                     104,570            90,059
    Accounts receivable, net                                   152,484            92,124
    Inventory                                                   44,471            19,177
    Deferred taxes                                               8,980             8,380
    Other current assets                                        25,807            12,950
                                                           -----------         ---------
         Total current assets                                  714,125           403,506
Property and equipment, net                                     85,961            51,151
Long-term investments                                               --             9,351
Deferred taxes                                                 290,131           137,779
Goodwill and purchased intangible assets, net                  673,974                --
Other assets                                                    24,963             7,966
                                                           -----------         ---------
         Total assets                                      $ 1,789,154         $ 609,753
                                                           ===========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $    92,818         $  46,458
    Wages and related benefits                                  14,279            15,430
    Income taxes payable                                        29,068             6,179
    Accrued liabilities                                         25,058            19,952
    Current portion of long-term debt                            1,152             1,787
                                                           -----------         ---------
         Total current liabilities                             162,375            89,806
Long-term debt, less current portion                               702             3,075
Shareholders' equity:
    Common stock                                                    23                21
    Additional paid-in capital                               1,940,293           451,273
    Notes receivable from employees                            (13,561)           (1,821)
    Deferred compensation                                     (461,157)          (12,632)
    Retained earnings                                          160,479            80,031
                                                           -----------         ---------
         Total shareholders' equity                          1,626,077           516,872
                                                           -----------         ---------
         Total liabilities and shareholders' equity        $ 1,789,154         $ 609,753
                                                           ===========         =========

------------
(1) The consolidated balance sheet as of December 31, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ---------------------------      ---------------------------
                                                     2000             1999(2)         2000            1999(2)
                                                  -----------        --------      -----------       ---------
                                                  (RESTATED -                      (RESTATED -
                                                    NOTE 9)                          NOTE 9)
Revenue                                            $ 319,155         $139,561        $755,923        $359,227
Cost of revenue (1)                                  135,908           56,308         317,430         145,316
                                                   ---------         --------        --------        --------
Gross profit                                         183,247           83,253         438,493         213,911
Operating expense:
    Research and development (1)                      67,945           30,635         163,350          84,295
    Selling, general and administrative (1)           30,148           14,869          72,097          43,211
    Stock-based compensation                          27,615              959          30,655           2,816
    Amortization of goodwill and
        purchased intangible assets                   16,015               --          16,015              --
    In-process research and development               45,660               --          45,660              --
    Merger-related costs                                  --            4,088           4,745          15,210
    Litigation settlement costs                           --               --              --          17,036
                                                   ---------         --------        --------        --------
Income (loss) from operations                         (4,136)          32,702         105,971          51,343
Interest and other income, net                         4,934            2,156          12,984           5,869
                                                   ---------         --------        --------        --------
Income before income taxes                               798           34,858         118,955          57,212
Provision for income taxes                            14,876           10,264          38,507          17,730
                                                   ---------         --------        --------        --------
Net income (loss)                                  $ (14,078)        $ 24,594        $ 80,448        $ 39,482
                                                   =========         ========        ========        ========
Basic earnings (loss) per share                    $    (.06)        $    .12        $    .37        $    .20
                                                   =========         ========        ========        ========
Diluted earnings (loss) per share                  $    (.06)        $    .10        $    .31        $    .17
                                                   =========         ========        ========        ========
Weighted average shares (basic)                      220,510          203,756         215,444         199,660
                                                   =========         ========        ========        ========
Weighted average shares (diluted)                    220,510          238,333         257,111         232,469
                                                   =========         ========        ========        ========

(1) Excludes stock-based compensation as
    follows:
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
                                                   =========         ========        ========        ========

------------
(2) The consolidated statements of operations for the three and nine months ended September 30, 1999 have been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                  2000             1999(1)
                                                               -----------        ---------
                                                               (RESTATED -
                                                                 NOTE 9)
OPERATING ACTIVITIES
Net income                                                      $  80,448         $  39,482
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                15,752            11,710
      Amortization of stock-based compensation                     31,289             3,820
      Amortization of goodwill and purchased intangibles           16,015                --
      Purchased in-process research and development                45,660                --
      Tax benefit from exercise of stock options and
         stock purchase plan                                       77,544            23,848
      Deferred taxes                                              (65,857)          (10,160)
      Change in operating assets and liabilities:
         Accounts receivable                                      (59,520)          (22,087)
         Inventory                                                (23,072)           (4,932)
         Other assets                                             (37,243)           (8,567)
         Accounts payable                                          40,162            33,525
         Income taxes                                              22,149             6,265
         Other accrued liabilities                                 (1,922)           20,911
                                                                ---------         ---------
Net cash provided by operating activities                         141,405            93,815

INVESTING ACTIVITIES
Purchases of property and equipment                               (47,085)          (22,496)
Net cash received from purchase acquisitions                       10,658                --
Purchases of held-to-maturity investments                         (13,668)          (23,020)
Proceeds from sale of held-to-maturity investments                  8,508             1,770
                                                                ---------         ---------
Net cash used in investing activities                             (41,587)          (43,746)

FINANCING ACTIVITIES
Proceeds from long-term obligations                                   250               458
Payments on long-term obligations                                  (1,592)           (7,254)
Payments on capital lease obligations                              (3,034)             (430)
Net proceeds from issuance of common stock                        100,726            40,813
Proceeds from repayment of notes receivable
    from employees                                                    829               918
                                                                ---------         ---------
Net cash provided by financing activities                          97,179            34,505
                                                                ---------         ---------
Increase in cash and cash equivalents                             196,997            84,574
Cash and cash equivalents at beginning of period                  180,816            77,555
                                                                ---------         ---------
Cash and cash equivalents at end of period                      $ 377,813         $ 162,129
                                                                =========         =========
Supplemental disclosure of non-cash activities:
      Notes receivable from employees in connection
         with exercise of stock options                         $      --         $     394
                                                                =========         =========
      Purchase of equipment through capital leases              $     168         $   1,792
                                                                =========         =========

------------
(1) The consolidated statement of cash flows for the nine months ended September 30, 1999 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.   Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its subsidiaries (collectively, the "Company") at September 30, 2000 and the consolidated results of the Company's operations and cash flows for the three and nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements have been restated to include the pooled operations of each of the Company's prior acquisitions. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.   Business Combinations - Purchase Transactions

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

     In September 2000 the Company completed the acquisition of Altima Communications, Inc. ("Altima"), a supplier of networking integrated circuits for the small-to-medium sized business networking market. In connection with the acquisition, the Company issued an aggregate of 1,661,784 shares of its Class A common stock in exchange for all outstanding shares of Altima preferred and common stock and reserved 875,111 additional shares of its Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Altima. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In addition to the purchase consideration, the Company has reserved 2,889,667 additional shares of its Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of Altima that were assumed by the Company and become exercisable upon satisfaction by customers of certain purchase requirements.

Allocation of Purchase Consideration

     These acquisitions have been accounted for under the purchase method of accounting. The Company is in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The Company does not expect that the final allocation of purchase price will produce materially different results from those reflected herein. The preliminary purchase price was allocated as follows based upon management's best estimate of the tangible and intangible assets and in-process research and development:

                                       INNOVENT         ALTIMA         PUYALLUP          TOTAL
                                       ---------       ---------       --------       -----------
                                                       (RESTATED)
                                                             (IN THOUSANDS)
Net tangible assets (liabilities)      $   6,875       $     930       $   (621)      $     7,184
Acquisition costs                            423           1,025            160             1,608
In-process research & development         41,690           3,970             --            45,660
Goodwill and other intangibles           265,647         386,360         37,982           689,989
Deferred tax liabilities                 (71,354)        (21,267)        (8,767)         (101,388)
Deferred compensation                    281,982         159,490         35,934           477,406
                                       ---------       ---------       --------       -----------
Total consideration                    $ 525,263       $ 530,508       $ 64,688       $ 1,120,459
                                       =========       =========       ========       ===========

     The consideration for the three purchase transactions consists in aggregate of approximately 5,770,537 shares of common stock, including (a) approximately 3,064,471 shares of common stock valued at $575.3 million based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and (b) approximately 2,706,066 shares of restricted common stock and employee stock options valued at $545.2 million in accordance with FIN 44.

Accounting for Performance-Based Warrants

     In allocating the purchase price for Altima, no value has been assigned to the purchase agreements under which the performance-based warrants were issued because they were executory contracts and their terms were at fair value. However, pursuant to the provisions of Emerging Issues Task Force ("EITF") Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the related warrants have been assigned a fixed value of approximately $238.56 per share, the warrant fair value determined using the Black-Scholes pricing model at the date the Company acquired Altima. Under EITF 96-18, a performance-based warrant is accounted for using its value at its date of issuance if a significant disincentive to the customer exists that makes the customer's performance probable ("fixed accounting"). At the time the Company assumed the warrants and related purchase agreements, the Company determined, in consultation with its independent auditors, that fixed accounting, with the date of acquisition as the valuation measurement date, was required because the customers are subject to substantial penalties, which include cash penalties if there are shortfalls in meeting the minimum purchase requirements on a periodic basis throughout the term of the agreements and in some cases further cash penalties payable at the end of the agreements if aggregate purchase commitments are not met. In its evaluation, the Company considered the significance of the cash penalties in relation to both the amounts in each purchase agreement and the financial statements of the customers, the effect of forfeiture of the value of the warrants, and the intent and ability of customers to purchase the required products under the agreements.

     These warrants will be accounted for in the Company's financial statements pursuant to EITF Topic D-90, "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee" ("EITF D-90"). EITF D-90 announces an SEC Staff position that an issuer of a performance-based warrant should treat it as unissued for accounting purposes until the issuer has received benefit and the warrant vests. Accordingly, the warrants assumed in the Altima acquisition will be recorded as a reduction of revenue in the amount of $238.56 per share only as and to the extent any warrants are earned and vest in future periods. The warrants generally vest quarterly over the period from October 2000 through September 2003, subject to satisfaction by customers of the applicable purchase requirements, and are generally exercisable for one year after the vesting date at an exercise price per share of approximately $0.01.

     Sales under the purchase agreements had not yet commenced as of September 30, 2000; as such, no warrants were earned in the three and nine months ended September 30, 2000. The effect of the warrants assumed by the Company will be included in the calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned by customers.

     At the time the Company acquired Altima, the Company expected Altima and the customers to perform under the purchase agreements and for the assumed warrants to be earned. However, on February 28, 2001, one of the five customers that had entered into a purchase agreement with Altima gave notice to the Company that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, the Company has concluded that the remaining purchase agreements may no longer be desirable. Therefore, the Company is in the process of negotiating termination of the four remaining purchase agreements and cancellation of the related warrants. In the event these terminations occur, the accounting for any warrants earned in prior periods will not be affected.

In-Process Research and Development

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

Goodwill, Deferred Stock-Based Compensation and Pro Forma Data

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

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                          --------------------------
                                            2000              1999
                                          ---------        ---------
                                            (IN THOUSANDS, EXCEPT
                                               PER SHARE DATA)
         Net revenue                      $775,750         $ 362,345
         Net loss                          (49,935)         (172,302)
         Net loss per share                   (.23)             (.85)

3.   Earnings (Loss) Per Share

     The following table sets forth the computation of earnings (loss) per share:

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                        -------------------------       -------------------------
                                           2000           1999            2000             1999
                                        ---------       ---------       ---------       ---------
                                        (restated)                      (restated)
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator: Net income (loss)            $ (14,078)      $  24,594       $  80,448       $  39,482
                                        =========       =========       =========       =========
Denominator:
    Weighted-average shares
      outstanding                         223,078         209,449         218,470         206,204
    Less: nonvested common shares
      outstanding                          (2,568)         (5,693)         (3,026)         (6,544)
                                        ---------       ---------       ---------       ---------
Denominator for basic earnings per
  common share                            220,510         203,756         215,444         199,660
Effect of dilutive securities:
    Nonvested common shares                    --           5,000           3,007           4,905
    Stock options                              --          29,577          38,660          27,893
    Warrants                                   --              --              --              11
                                        ---------       ---------       ---------       ---------
Denominator for diluted earnings
  per common share                        220,510         238,333         257,111         232,469
                                        =========       =========       =========       =========
Basic earnings (loss) per share         $    (.06)      $     .12       $     .37       $     .20
                                        =========       =========       =========       =========
Diluted earnings (loss) per share       $    (.06)      $     .10       $     .31       $     .17
                                        =========       =========       =========       =========

4.   Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2000           1999
                                        -------------   ------------
                                               (IN THOUSANDS)
              Work in process              $24,312        $11,878
              Finished goods                20,159          7,299
                                           -------        -------
                                           $44,471        $19,177
                                           =======        =======

5.   Long-Term Debt

     The following is a summary of the Company's long-term debt and other loans, including debt and loans assumed in connection with acquisitions:

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           2000          1999
                                                       -------------  ------------
                                                             (IN THOUSANDS)
Notes payable at rates from 3.0% to 8.58% secured
  by certain of the Company's assets                      $    --       $   531
Line of credit at a 12.0% rate secured by certain of
  the Company's assets                                         --           770
Capitalized lease obligations payable in varying
  monthly installments at rates from 7.8% to 14.7%          1,854         3,561
                                                          -------       -------
                                                            1,854         4,862
 Less current portion of long-term debt                    (1,152)       (1,787)
                                                          -------       -------
                                                          $   702       $ 3,075
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

9.   Revision of Financial Statements

     In the first quarter of 2001, the Company and its independent auditors commenced a review of the accounting treatment reflected in the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2000 for the performance-based warrants assumed in the acquisition of Altima. (Following guidance it received from its independent auditors, the Company initially accounted for the performance-based warrants under the provisions of APB 16.) Upon completion of this accounting review, which involved consultation with the Staff of the Securities and Exchange Commission, in accordance with the revised guidance from its independent auditors, the Company has revised the accompanying September 30, 2000 condensed consolidated financial statements to apply the provisions of EITF D-90 to performance-based warrants assumed in the Altima acquisition. The application of the new accounting methodology is discussed under the caption "Accounting for Performance-Based Warrants" in revised Note 2.

     As a result of following the accounting specified in EITF D-90, $689.4 million originally recorded as additional paid-in capital in connection with the acquisition to reflect the value assigned to the assumed performance-based warrants, together with an equal amount assigned to goodwill and purchased intangible assets to account for the value assigned to these warrants, have been removed from the condensed consolidated balance sheet at September 30, 2000, and $8.9 million of related amortization expense has been removed from the condensed consolidated statements of operations for the three and nine months ended September 30, 2000. After accounting for the related income tax effect, the result of these revisions is to increase reported operating results by approximately $5.3 million.


     A summary of the significant effects of the revision is as follows:

                                                     SEPTEMBER 30, 2000
                                               -----------------------------
                                               AS PREVIOUSLY
                                                  REPORTED         RESTATED
                                               -------------      ----------
                                                       (IN THOUSANDS)

     Deferred taxes                             $  293,766        $  290,131
     Goodwill and purchased intangible
       assets, net                               1,354,419           673,974
     Common stock and additional paid-in
       capital                                   2,629,682         1,940,316
     Retained earnings                             155,193           160,479

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2000                   SEPTEMBER 30, 2000
                                                  ------------------------------       ------------------------------
                                                  AS PREVIOUSLY                        AS PREVIOUSLY
                                                    REPORTED           RESTATED           REPORTED          RESTATED
                                                  -------------       ----------       -------------       ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Amortization of goodwill and
       purchased intangible assets                 $   24,936         $   16,015         $   24,936        $   16,015
     Net income (loss)                                (19,364)           (14,078)            75,162            80,448
     Basic earnings (loss) per share                     (.09)              (.06)               .35               .37
     Diluted earnings (loss) per share                   (.09)              (.06)               .29               .31

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    The following table sets forth certain statement of operations data expressed as a percentage of revenue:

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------   ----------------------
                                                     2000        1999(1)       2000        1999(1)
                                                  ----------    ---------   ----------     -------
                                                  (restated)                (restated)
Revenue                                             100.0%        100.0%       100.0%       100.0%
Cost of revenue                                      42.6          40.3         42.0         40.5
                                                    -----         -----        -----        -----
Gross profit                                         57.4          59.7         58.0         59.5
Operating expense:
    Research and development                         21.3          22.0         21.7         23.5
    Selling, general and administrative               9.4          10.7          9.5         12.0
    Stock-based compensation                          8.7           0.7          4.1          0.8
    Amortization of goodwill and
      purchased intangible assets                     5.0            --          2.1           --

    In-process research and development              14.3            --          6.0           --
    Merger-related costs                               --           2.9          0.6          4.2
    Litigation settlement costs                        --            --           --          4.7
                                                    -----         -----        -----        -----
Income (loss) from operations                        (1.3)         23.4         14.0         14.3
Interest and other income, net                        1.6           1.6          1.7          1.6
                                                    -----         -----        -----        -----
Income (loss) before income taxes                     0.3          25.0         15.7         15.9
Provision for income taxes                            4.7           7.4          5.1          4.9
                                                    -----         -----        -----        -----
Net income (loss)                                    (4.4)%        17.6%        10.6%        11.0%
                                                    =====         =====        =====        =====

------------
(1) Restated to give retroactive effect to acquisitions accounted for using the pooling-of-interests method.

     Business Combinations. During the three months ended September 30, 2000 we completed the acquisitions of Innovent, Puyallup and Altima. These acquisitions were accounted for as purchase transactions. Accordingly, the accompanying financial statements include the results of operations of the acquired companies as of their respective acquisition dates. See Notes 2 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The restated condensed consolidated financial statements also include the pooled operations of each of our prior acquisitions, which were accounted for using the pooling-of-interests method.

     During the course of negotiating the acquisition of Altima, we challenged Altima's management to substantiate its assertions regarding the value and market acceptance of Altima's technology and products by securing significant purchase commitments from key or strategic industry customers. We presented Altima with the concept of issuing performance-based warrants to obtain long-term commitments from these customers. Altima was able to secure such commitments from five of its most significant customers. The negotiated purchase agreements required the customers to purchase minimum quantities of Altima's products on a quarterly basis during their term, contained substantial cash penalties if the customer failed to purchase the contractually specified minimum levels of Altima's products, and required Altima to issue performance-based warrants to the customers that would vest only if and to the extent the minimum purchase provisions of the purchase agreements were met. At the time the warrants were issued, we were under no obligation to purchase Altima, but Altima and its customers were obligated to fulfill their contractual commitments under the purchase agreements and warrants. With these customer relationships and contracts in place, Altima, in our assessment, had a higher value than it had prior to entering into the contracts. Because the performance-based warrants would be assumed by us if an acquisition of Altima were to occur, we provided technical assistance and advice to Altima management to assure that the performance-based warrants would be structured to qualify for fixed accounting under Emerging Issues Task Force ("EITF") Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

     In allocating the purchase price for Altima, no value has been assigned to the purchase agreements because they were executory contracts and their terms were at fair value. However, pursuant to the provisions of EITF 96-18, the related warrants have been assigned a fixed value of approximately $238.56 per share, the warrant fair value determined using the Black-Scholes pricing model at the date we acquired Altima. Under EITF 96-18, a performance-based warrant is accounted for using its value at its date of issuance if a significant disincentive to the customer exists that makes the customer's performance probable ("fixed accounting"). At the time we assumed the warrants and related purchase agreements, we determined, in consultation with our independent auditors, that fixed accounting, with the date of acquisition as the valuation measurement date, was required because the customers are subject to substantial penalties, which include cash penalties if there are shortfalls in meeting the minimum purchase requirements on a periodic basis throughout the term of the agreements and in some cases further cash penalties payable at the end of the agreements if aggregate purchase commitments are not met. In our evaluation, we considered the significance of the cash penalties in relation to both the amounts in each purchase agreement and the financial statements of the customers, the effect of forfeiture of the value of the warrants, and the intent and ability of customers to purchase the required products under the agreements.

     These warrants will be accounted for in our financial statements pursuant to EITF Topic D-90, "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee" ("EITF D-90"). EITF D-90 announces an SEC staff position that an issuer of a performance-based warrant should treat it as unissued for accounting purposes until the issuer has received benefit and the warrant vests. Accordingly, the warrants assumed in the Altima acquisition will be recorded as a reduction of revenue in the amount of $238.56 per share only as and to the extent any warrants are earned and vest in future periods. The warrants generally vest quarterly over the period from October 2000 through September 2003, subject to satisfaction by customers of the applicable purchase requirements, and are generally exercisable for one year after the vesting date at an exercise price per share of approximately $0.01.

     Sales under the purchase agreements had not yet commenced as of September 30, 2000; as such, no warrants were earned in the three and nine months ended September 30, 2000. The effect of the warrants will be included in our calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned by the customers.

     We and the management of Altima viewed the purchase agreements and related warrants as a means of solidifying Altima's relationships with key customers. In addition, the purchase agreements allowed us to gain confidence in the acceptance of Altima's products by such key customers.

     At the time we acquired Altima, we expected Altima and the customers to perform under the purchase agreements and for the assumed warrants to be earned. However, on February 28, 2001, one of the five customers that had entered into a purchase agreement with Altima gave notice to us that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, we have concluded that the remaining purchase agreements may no longer be desirable. Therefore, we are in the process of negotiating termination of the four remaining purchase agreements and cancellation of the related warrants. In the event these terminations occur, the accounting for any warrants earned in prior periods will not be affected.

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

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees and facilities expenses. Selling, general and administrative expense for the three months ended September 30, 2000 was $30.1 million or 9.4% of revenue, an increase of $15.3 million as compared with selling, general and administrative expense of $14.9 million or 10.7% of revenue for the three months ended September 30, 1999. Selling, general and administrative expense for the nine months ended September 30, 2000 was $72.1 million or 9.5% of revenue, an increase of $28.9 million as compared with selling, general and administrative expense of $43.2 million or 12.0% of revenue for the nine months ended September 30, 1999. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of additional sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. The decrease in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during the three and nine months ended September 30, 2000 as compared with the respective prior year period. We expect that selling, general and administrative expense in absolute dollars will continue to increase for the foreseeable future to support the planned continued expansion of our operations through indigenous growth and acquisitions and as a result of periodic changes and additions to our infrastructure to support increased headcount, acquisition and integration activities, and international operations.

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

     Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to various purchase transactions completed during the third quarter of fiscal 2000. The amortization of goodwill and purchased intangible assets for the three and nine months ended September 30, 2000 was $16.0 million or 5.0% and 2.1% of revenue, respectively. No amortization of goodwill and purchased intangible assets were incurred in the three and nine months ended September 30, 1999. See Notes 2 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions and the additional purchase transactions expected to close during the fourth quarter of fiscal 2000.

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

     Provision for Income Taxes. We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board Statement 109 ("Statement 109"), Accounting for Income Taxes. Our effective tax rates for the three and nine months ended September 30, 2000 were 1864% and 32%, respectively. Our effective tax rates for the three and nine months ended September 30, 1999 were 29% and 31%, respectively. The federal statutory income tax rate was 35% for each period.

     Our effective tax rates for the three and nine months ended September 30, 2000 differed from the federal statutory rate primarily due to the nondeductibility of in-process research and development and the amortization of purchased intangible assets, offset in part by benefits from research and development credits. For the three and nine months ended September 30, 1999, our effective tax rate was reduced by research and development credits.

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

     In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition will require us to redesign certain products and modify the manufacturing processes for our products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting certain products from .50 micron to .35 micron, .22 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be 0able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

                                           BROADCOM CORPORATION,
                                           A CALIFORNIA CORPORATION
                                           (Registrant)


March 29, 2001                             /s/ WILLIAM J. RUEHLE
                                           -------------------------------------
                                               William J. Ruehle
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)


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