Form 10-K
period 2000-12-31
BROADCOM CORP
filed 2001-04-02
CIK 1054374

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price on the Nasdaq National Market(R) on March 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $6,434,550,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

     The registrant has two classes of common stock authorized, the Class A common stock and the Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical in all respects except for voting rights. Each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. As of March 23, 2001 there were 179,717,391 shares of Class A common stock outstanding and 79,738,302 shares of Class B common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on May 29, 2001.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Broadcom(R), the pulse logo, QAMLink(R), Blutonium(TM), CALISTO(TM), Digi-A(TM), Grand Champion(TM), iLine10(TM), Mercurian(TM), Open VoIP(TM), ROBOswitch(TM), ServerWorks(TM), StrataSwitch(TM), and System I/O(TM) are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

     (C)2001 Broadcom Corporation. All rights reserved.

                              BROADCOM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    16
Item 3.    Legal Proceedings...........................................    16
Item 4.    Submission of Matters to a Vote of Security Holders.........    19

                                PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    20
Item 6.    Selected Consolidated Financial Data........................    21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    22
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    44
Item 8.    Financial Statements and Supplementary Data.................    45
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    45

                               PART III
Item 10.   Directors and Executive Officers of the Registrant..........    46
Item 11.   Executive Compensation......................................    46
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    46
Item 13.   Certain Relationships and Related Transactions..............    46

                                PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    46

                           OTHER INFORMATION
           Glossary of Technical Terms.................................    48

CAUTIONARY STATEMENT

     This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors" at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     All share numbers and per share amounts in this Report have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000, respectively.

                                    PART I.

ITEM 1.  BUSINESS

     Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies system-on-a-chip solutions for applications in digital cable set-top boxes and cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, Voice over Internet Protocol (VoIP), carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber line (xDSL), wireless communications,/O(TM) server solutions and network processing.

     The desire of equipment manufacturers and service providers to develop and expand the broadband communications markets has created the need for new generations of semiconductor solutions. Broadband transmission of digital information over existing infrastructures requires highly integrated mixed-signal semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, that typically cannot be adequately addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by the broadband communications markets. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog and digital functions with high performance circuitry that can be manufactured in high volumes using cost-effective semiconductor technologies.

MARKETS

     Cable Modems

     Cable television operators have been upgrading their systems to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry. These upgraded HFC networks are able to support two-way communications, high-speed Internet access and telecommuting through the use of a cable modem. The cable industry's adoption of the Data Over Cable Service Interface Specification (DOCSIS) in 1997 made possible interoperability between different manufacturers' cable modems and head-end equipment across different cable networks. This standard enables the cost-effective deployment of cable modems via retail channels. High-speed Internet access services use cable modems to connect PCs to the cable network. The modems were designed to achieve downstream transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and upstream (to the network) transmission speeds of up to 10 Mbps, nearly 1,000 times faster than the fastest analog telephone modems (56 kbps downstream and 28.8 kbps upstream). The high speeds of cable modems can enable an entirely new generation of multimedia-rich content over the Internet and allow cable operators to expand their traditional video product offerings to include data and telephone services.

     Digital Cable Set-Top Boxes

     The last decade has seen rapid growth in the quantity and diversity of television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exist to provide the content demanded by consumers. In an effort to increase the number of channels and to provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber's television and the cable network. Digital cable set-top boxes are currently able to support downstream (to the subscriber) transmission speeds of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 compressed digital television channels to be delivered to the consumer. Additional applications for digital cable set-top boxes include Internet access, Personal Video Recording (PVR), interactive television, high definition television, 3-D gaming, audio players and cable telephony. A new generation of digital cable set-top boxes is being introduced to facilitate television Internet access, to support high definition television and to provide a gateway for the distribution of voice, video and data throughout the home and business.

     Enterprise Networking

     Local area networks (LANs) are comprised of different types of equipment interconnected by cables (copper, fiber and coax) over a computer networking protocol called Ethernet. As communications bottlenecks have appeared in corporate LANs, new technologies such as Fast Ethernet and Gigabit Ethernet are being employed to replace older technologies such as 10Base-T Ethernet (10 Mbps) and Token Ring (16 Mbps). As most desktop connections have migrated to Fast Ethernet, we believe that Gigabit Ethernet is emerging as the predominant technology for servers and backbone infrastructures that support LANs, and will eventually migrate to the desktop itself. As Gigabit Ethernet gets deployed to the desktop, server and backbone connections will eventually migrate to the new 10 Gigabit standard. We anticipate that a significant portion of the installed base of 10Base-T and 10/100Base-T Ethernet repeater/hub ports, switches and network interface cards (NICs) will be upgraded to the faster technologies. In addition, the need for dedicated and predictable bandwidth to the desktop is driving a transition from legacy repeater to switch connections. Switches will not only have the ability to provide dedicated bandwidth to each connection, but will also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data.

     Most corporations today utilize the Internet for the transmission of data between corporate offices and remote sites, and for a variety of e-commerce and business-to-business applications. In order to secure corporate networks from intrusive attacks and provide for secure communication between corporate sites, an increasing amount of networking equipment will include technology to establish virtual private networks (VPNs). In addition to VPNs which use the IPSec protocol, secure socket layer (SSL) is used to secure sensitive information between users and service providers for e-commerce applications.

     Servers

     With the proliferation of data being accessed and sorted by the Internet and corporate intranets, the demand for servers has increased substantially. As an integral piece of the overall communications market, servers are multiprocessor-based computers that are used to support users' PCs and to perform basic PC transactions, such as updating databases. The Internet has created a new market for servers as users access data and entertainment stored on servers from their PCs, handheld computers and wireless handsets.

     We acquired ServerWorks Corporation in January 2001. ServerWorks' SystemI/O silicon solutions act as the essential conduits for delivering high-bandwidth data in and out of servers, and coordinating all I/O transactions within the server platform including between external Input/Output devices, the main system memory and the CPUs.

     To date, ServerWorks' chips are found in servers sold by the major server OEMs, such as Compaq, Dell, IBM, HP and motherboard manufacturers such as Intel, ASUSTeK and Acer. The server market is growing rapidly, and ServerWorks has successfully leveraged its technology over the past year into faster growing markets such as storage and networking through design wins with OEMs such as Network Appliance and Cisco. As a first step, Broadcom's communications products are being sold through ServerWorks' OEM channel, and in upcoming quarters, ServerWorks plans to integrate Broadcom's technologies into its product line thereby accelerating the combined companies' revenues.

     Home Networking and Consumer Networking

     The proliferation of multi-PC households and Internet appliances increases the need for home networking solutions and lays the foundation for extending the reach of the shared broadband Internet access, video transfer and voice at high speeds throughout the home and small office. The industry's adoption of the Home Phoneline Networking Alliance's (HomePNA(TM)) 2.0 standard for 32 Mbps home networking technology has met this need by enabling the development of affordable, easy-to-use networking solutions for the consumer. We believe HomePNA 2.0 will enable the delivery of voice, video and data concurrently to any network-enabled appliance, PC or consumer electronic device over ordinary phone lines at speeds of 32 Mbps.

     Wireless technologies based upon the IEEE 802.11 and Bluetooth(TM) standards allow consumers to have mobile flexibility around their homes and offices. Bluetooth provides a low cost wire replacement technology enabling invisible connectivity between consumers' cell phones, PDAs, PCs, and MP3 players. This industry standard is supported by over 1,000 companies to date, and we anticipate the adoption of this standard will increase in the next 12 to 18 months to become the defacto wireless standard in consumer products. 802.11B is the wireless equivalent of 10 Mbps Ethernet, and has already penetrated the corporate campus as the wireless technology of choice.

     xDSL

     Digital subscriber line technologies, commonly known as xDSL, represent a family of broadband technologies that use the copper twisted pair wiring in the existing local telephone network to deliver high speed data transmission. DSL speeds range from 128 kbps to 52 Mbps depending on the distance between the central office and the subscriber. These data rates are enabling a wide range of new services, including high-speed Internet access and multi-line voice and digital television delivery.

     According to industry analysts, Global DSL subscribers in 2000 grew from under 700,000 to over 6,000,000 as telecommunications service providers began the mass roll-out of DSL services to end-users. Industry analysts are forecasting a continued rapid roll-out of DSL, with near-term growth primarily in Korea, Japan, Taiwan, Germany and the U.S.

     Optical Networking

     In order to cope with the increasing volume of data traffic emanating from the rising number of broadband connections in homes and businesses, metropolitan area networks (MANs) will have to evolve at both the transport and switching layers. One significant obstacle preventing this evolution has been the high cost of optical modules and next generation network elements.

     We believe that the complementary metal oxide semiconductor (CMOS) fabrication process is the key technology that will significantly reduce the cost of deploying higher transport speeds in MANs, such OC-48, OC-192 and 10 Gigabit Ethernet, by enabling the development of smaller optical modules that cost less and consume less power. Furthermore, we anticipate that the ability to achieve high degrees of IC integration using CMOS will enable MANs to evolve from time-division multiplex (TDM) to Internet Protocol (IP) packet switching, by enabling hybrid network elements that combine cost-effectively TDM functionality with IP and Ethernet.

     Wireless Communications -- DBS, Terrestrial Digital Broadcast and Broadband Fixed Wireless

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

     Other broadband wireless technologies include:

     - Terrestrial Digital Broadcast Television, the upgrade of analog broadcast television to digital, which enables the delivery of high definition television

     - Multichannel Multipoint Distribution System (MMDS), which uses microwave frequencies (below 10 GHz) to transmit voice, video and data over two-way terrestrial digital microwave channels to digital set-top boxes and wireless modem

     - Local Multipoint Distribution System (LMDS), which uses higher microwave frequencies (above 10 GHz) to transmit voice, video and data to digital set-top boxes and wireless modems over a shorter distance via a cellular-like network

     MMDS and LMDS are wireless systems that are currently being tested in limited deployments. In the U.S. market, the MMDS and LMDS industry has experienced significant license holder consolidation, which may lead to greater investment in equipment and service for these markets. These new networks, which are able to provide programming in areas that do not have cable, will also require a digital set-top box or wireless modem.

     Beginning in 1999, the FCC has mandated that the top four affiliated television stations begin digital broadcasting. We believe this conversion to digital broadcasting will also require new digital set-top boxes and television receivers.

     Carrier Access

     Voice over Internet Protocol (VoIP) is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. With the significant growth in data traffic for Internet and other data services, long distance deregulation and local deregulation, packet-based bandwidth-on-demand networks provide significant economic advantages over traditional circuit-switched circuit-on-demand voice networks.

     Carrier class media gateways and access concentrators provide packet-based CLASS 4 and CLASS 5 interface or replacement solutions. Multi-service access concentrators are transitioning from dial-up data access to full multi-service voice-enabled solutions. Our high-density communications processors that employ programmable digital signal processing are designed specifically for these markets.

     The PBX and systems markets are being radically affected by the convergence of circuit switched and IP packet-based technologies. LAN-based solutions that use the network infrastructure as the backbone for routing and switching of packet-voice within a business enable IP phones in the enterprise or enterprise telephony. Our IP phone silicon solutions integrate the essential packet processing, voice processing and switching technologies to provide Quality of Service (QoS), high fidelity and reliablity necessary for enterprise telephony applications.

     Our broadband access devices and residential gateways provide last-mile telephony services over a broadband packet infrastructure such as cable, xDSL or wireless.

     Broadband Processors

     The continued growth of IP traffic coupled with the increased demand for new services/applications such as VoIP, VPNs and high-speed Web access (e.g. xDSL and cable) are placing great processing demands on next-generation LAN, MAN and WAN equipment. We believe that today's networking/telecom platforms, especially at the access and service provider edge, must scale in performance from current OC-12 and OC-48 to OC-192 and soon OC-768 (40 Gigabits/second) bandwidth rates.

     We believe that a new generation of broadband processors that balance aggressive performance requirements with power and die-size constraints are required to meet the needs of current and next generation networks. These processors must be easily programmable so that new services and features can be upgraded with minimal hassle. We believe that leveraging a standard Instruction Set Architecture such as MIPS that is well established in the networking market and supported by a large host of third-party tools and software developers is key to providing customers familiar, easy-to-use development environment.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

     We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

     Customers currently shipping broadband communications equipment incorporating our products include 3Com, Cisco Systems, Hewlett-Packard, Motorola, Nortel Networks, Pace, Pioneer, Samsung, Ericsson, Gateway and Thomson CE, among others. In order to meet the current and future technical needs of the market, we have established strategic relationships with multi-service operators
(MSOs) that provide broadband communications services to consumers and businesses. We have also formalized a technical advisory board that includes MSOs such as Comcast, AOL/Time Warner, Charter Communications, Cox Communications, AT&T Broadband and Rogers Communications.

     As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument (now a wholly owned subsidiary of Motorola), which provides that we will develop and supply chips for General Instrument's digital cable set-top boxes. In November 2000 we modified this agreement to amend the minimum purchase requirements. In November 2000 we also entered into a new supply agreement with General Instrument covering our sale of cable modem chips to General Instrument.

     From time to time, we have also entered into development agreements with 3Com, Cisco Systems, Nortel Networks, Sony and others. We have worked closely with these customers to co-develop products.

     A small number of customers have historically accounted for a substantial portion of our revenue. Sales to Motorola (including General Instrument, which was acquired by Motorola in January 2000, and sales to Motorola's manufacturing subcontractors) represented approximately 23.2% of our net revenue in 2000 and approximately 30.3% of our net revenue in 1999. Sales to 3Com (including sales to its manufacturing subcontractors) represented approximately 15.1% of our net revenue in 2000 and approximately 18.0% of our net revenue in 1999. Sales to Cisco (including sales to its manufacturing subcontractors) represented approximately 14.1% of our net revenue in 2000 and approximately 10.6% of our net revenue in 1999. Sales to our five largest customers decreased to approximately 61.8% of our net revenue in 2000 from approximately 66.6% of our net revenue in 1999. The loss of any key customer could materially and adversely affect our business, financial condition and results of operations.

PRODUCTS

     Our core technologies combine for a "system-on-a-chip" design methodology that we use across all of our product lines. This proven design methodology has enabled us to be first to market with advanced chips that are highly integrated and cost-effective, and that facilitate the easy integration of our customers' intellectual property. Broadcom's design methodology leverages industry-standard, state-of-the-art electronic design automation tools, and generally migrates easily to new silicon processes and technology platforms. Our design methodology also allows for the easy integration of acquired or licensed technology, providing customers with a broad range of silicon options with differentiating networking and performance features.

  Cable Products

     Our cable-TV product line consists of integrated silicon solutions for digital cable-TV set-top boxes, cable modems and cable modem termination systems. We currently have a leading market position in all three equipment areas, with an extensive product offering for the high-speed, two-way transmission and display of digital information for the delivery of voice, video and data services to residential customers over existing hybrid-fiber cable. Broadcom offers its customers a complete system level solution which not only includes chips, but also reference design hardware and a full software suite in order to support the customer's needs and accelerate time to market.

     Cable Modems. All of our cable modems chips are built around the Broadcom QAMLink(R) DOCSIS-compliant transceiver and media access controller (MAC) silicon technology, which enables downstream data rates up to 56 Mbps and upstream data rates up to 20 Mbps and is compliant with DOCSIS versions 1.0 and
1.1. These devices provide all the real-time DOCSIS component capabilities in silicon, enabling Quality of Service to support constant bit rate services like VoIP and video streaming.

     The level of integration and performance that we continue to accomplish in these devices is reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission mediums. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom's cable modem technology is being incorporated into personal computers for high-speed Internet access, cable-TV set-top boxes for high-speed Internet access through the television, and residential broadband gateways for receiving and distributing IP-based voice and data services in the home over existing phone lines.

     Cable Modem Termination Systems. Broadcom is the only company with a complete end-to-end DOCSIS compliant cable modem silicon solution for both head-end and subscriber locations. Broadcom's cable modem termination system chipset consists of the downstream and upstream physical layer devices and the DOCSIS MAC. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

     Cable-TV Set-Top Boxes. We have a complete silicon platform for the digital, cable-TV set-top box market. These highly integrated chips give manufacturers a complete range of features and capabilities for building standard digital, cable-TV boxes for digital video broadcasting, as well as high-end interactive set-top boxes that merge high-speed cable modem functionality with studio-quality graphics, text and video for both SDTV and HDTV formats.

     Our cable-TV box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems that operate up to 56 Mbps downstream and 20 Mbps upstream, advanced 2D/3D video-graphics encoders and decoders, and CMOS-based RF television tuners. These cable-TV chips support industry transmission and television standards, such as ITU-T J.83 Annex A/B/C, OpenCable, DOCSIS/EuroDOCSIS, DVB/DAVIC, NTSC and PAL and Point of Deployment, ensuring universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as IR remotes, IR keyboards, LEDs and keypads.

     Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability provides consumers with a true interactive environment, allowing them to access Internet content while watching television. With the addition of our home networking and VoIP technologies, these set-top boxes can also support the functions of a broadband residential gateway for receiving and distributing digital voice and data services throughout the home over the phone line.

  Enterprise Network Products

     Our 10/100/1000 Ethernet transceivers and switches are integrated, low-power silicon solutions that enable the high-speed transmission of voice, video, and data over the widely deployed Category 5 unshielded twisted-pair copper wiring in enterprise and small office network connections. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP services and share peripheral equipment, such as printers and scanners. We also incorporate intelligent networking functionality into our devices, enabling system vendors to deploy an enhanced class of services and applications, typically found only in the core of the network, out to every corporate desktop.

     Digital Signal Processing (DSP) Communication Architecture. Our complex Ethernet transceivers are built upon a proprietary DSP communication architecture optimized for high-speed enterprise network connections. Our Digi-A(TM) DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second (GOPS). This proprietary DSP architecture facilitates the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers. It has been successfully implemented in 0.5, 0.35, 0.25, 0.18 and 0.13 micron CMOS, and implemented in chips with one, four, six and eight ports.

     Ethernet Transceivers. Our 10/100 Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers up to single-chip Octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 cable at rates of 10 Mbps and 100 Mbps. Additionally, we were the first company to market a Gigabit Ethernet transceiver for copper cabling and have a broad portfolio of 10/100/1000 Mbps Ethernet transceivers. Our Gigabit transceivers are enabling manufacturers to develop equipment that delivers data at Gigabit speeds (1000 Mbps) over Category 5 cabling. This equipment can significantly upgrade the performance of existing networks without having to rewire the network infrastructure with fiber or enhanced copper cabling.

     We believe our transceivers are driving the market toward lower power, smaller footprint solutions, making it easier and less expensive to build 10/100/1000 Ethernet LAN on Motherboards (LOMs), NICs, switches, hubs and routers. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features and higher performance capabilities that we believe will make it easier to bring 10/100/1000 Ethernet to the desktop.

     Ethernet Switches. We offer a broad "switch-on-a-chip" product line, ranging from low-cost, unmanaged and managed, Layer 2 eight-port switches, up to the high-end managed, Layer 3 through Layer 7 enterprise class 24-port switches.

     The ROBOswitch(TM)-plus product family comprises of five- and eight-port Layer 2 switch chips supporting 5-, 8-, 16- and 24-port 10/100 Ethernet switches. Our switch chips are making it economical for the remote office business office and small office home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products integrate the switching fabric, MACs, 10/100 Ethernet transceivers, Media Independent Interface and packet buffer memory onto single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the Remote Office/Branch Office user.

     Our high-end switch product, StrataSwitch(TM), is a wire-speed multi-layer switch chip that combines switching, routing and traffic classification functionality into single-monolithic integrated circuits. Replacing up to as many as 10 chips, StrataSwitch incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification. The multi-layer switch is capable of receiving, prioritizing, and forwarding packets of voice, video and data at full speed over existing corporate networks.

     The StrataSwitch core is also being incorporated into a family of copper-based Gigabit Ethernet switches. The G-Switch family is comprised of multi-port switching devices supporting 10/100/1000 Mbps with all of the same switching functions as StrataSwitch. Achieving a new level of integration, the G-Switch products are making it cost effective to bring Gigabit connectivity to the desktop computer, thereby enabling businesses to exchange larger graphics and imaging files, increase voice, video, and data/Internet traffic and conduct online business meetings and transactions. The StrataSwitch core improves the QoS of voice/video transmission and other applications, such as IP multicasting.

     We recently sampled our first switch device that is targeted at the MAN market and incorporates 12 Gigabit Ethernet and one 10 Gigabit Ethernet ports into a single chip solution.

     We introduced a Gigabit Ethernet MAC chip in December 2000 that supports PIC and PIC-X local bus interfaces for use in NICs and on LAN-on-Motherboard implementations. This device includes an advanced software suite and complements our broad family of Gigabit Ethernet transceiver products.

     10-Gigabit Ethernet Transceiver. We developed the world's first 10-Gigabit Ethernet CMOS transceiver. When combined with Coarse Wave Division Multiplexes fiber optic modules, this device can simultaneously transmit and receive 10 Gigabit per second data rates over 50 kilometers of existing single-mode fiber. A 10-Gigabit Ethernet link over such distances extends the reach of Ethernet into local, regional and metropolitan fiber optic networks. We believe that significant cost, performance and latency advantages can be realized when the Ethernet protocol and other associated QoS capabilities are extended into these network domains. Convergence around 10 Gigabit Ethernet should allow massive data flow from remote storage sites, across the country, over the MAN and into the corporate LAN, without unnecessary delays, costly buffering for speed mis-matches or latency, or breaks in the QoS protocol.

     Network Security. Our family of high-speed security processors for enterprise networks are enabling companies to guard against Internet attacks without compromising the speed and performance of their network. Our chips are built upon a proprietary, scalable silicon architecture that performs standard-compliant cryptographic functions at data rates ranging from a few Megabits per second to multi-Gigabits per second. This scalable architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise-networking-equipment. Using this scalable architecture, we believe that we will be able to develop stand-alone products for very high-speed networking applications and integrate the IP security processor core into lower speed consumer-based silicon, such as cable and DSL modem applications.

  Server Input/Output Products

     A wholly owned subsidiary of Broadcom since January 2001, ServerWorks offers products that are used to design low-end (one and two CPUs), and mid-range (two and four CPUs) servers, storage, workstation and networking platforms. The bandwidth of our SystemI/O solutions, both from CPU to memory and memory to Input/Output (I/O) subsystems, such as disk drives or networks, lead the industry. ServerWorks also provides reliability, availability and scalability features. The current generation of SystemI/O products, the LE and the HE, support Intel Pentium(R) III processors that run at speeds of up to 1 GHz and provide memory bandwidth of up to 3 Gigabytes per second and I/O bandwidth of up to 1 Gigabyte per second. In February 2001, we announced our Grand Champion(TM) SystemI/O product line that will support Intel's next generation server CPU and will offer memory bandwidth of up to 6.4 Gigabytes per second and I/O bandwidth of up to 5.0 Gigabytes per second.

  Home Networking Products

     Our home networking technology is enabling the distribution of digital voice, video and data content over the home phone line. Our home networking technology is the conduit for sharing IP-based broadband services, such as Internet access and voice IP connections, throughout the home using PCs, entertainment equipment and other intelligent devices. This technology also enables consumers to stream digital audio/video locally or off the Internet as well as share printers and other PC-based peripheral equipment.

     Based on the HomePNA 2.0 standard, our initial home networking silicon technology, called iLine10(TM), supports data rates up to 10 Mbps, expanding the bandwidth capacity of the phone line by as much as 10 times. We accomplish this by using a patented variation of Quadrature amplitude modulation (QAM), called

Frequency-Diverse QAM (FD-QAM), which enables the high-speed transmission of digital data reliably across degraded home phone lines, overcoming the random topologies and varying noise conditions commonly found in these types of networking environments.

     Our HomePNA 2.0 chipset is targeted at OEMs producing equipment for residential and small office/home office use and is being incorporated into cable, xDSL and V.90 modems, personal computers, set-top boxes, residential gateways and consumer electronic equipment. This chipset features a highly integrated MAC/PHY communications engine that delivers transmission speeds up to 32 Mbps.

     Residential Broadband Gateways. Leveraging our core technologies in cable modems, home networking, VoIP and high-speed Internet security, we are developing residential broadband gateway chips. These silicon solutions will enable OEMs to build gateway equipment for operators to economically deliver multiple lines of residential broadband services -- digital IP voice, video and data for telephone, fax and Internet connections, to and throughout the home using one telephone line.

  xDSL Products

     We are developing rate-adaptable DSL chips. Our DSL technology is enabling local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, video teleconferencing and IP data business services, over existing copper telephone lines.

     Broadcom is the only company with a single-chip rate-adaptable DSL solution that supports both asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) data rates ranging from 0 to 52 Mbps in either asymmetric or fully symmetric modes. This fully integrated solution allows manufacturers to build single-platform systems capable of supporting data rates up to 52 Mbps in Fiber-to-the-Curb networks and data rates up to 26 Mbps in Fiber-to-the-Node networks. Our DSL chip can deliver broadband services over ATM and support framed-based services. The latter feature enables Ethernet traffic to be easily bridged across telephony grade wiring for workgroup-to-workgroup LAN extensions and for use in premises where Category 5 wiring is not generally available, such as hotels and apartments.

     With our acquisition of Element 14, we now have the technology to develop high-port density, low-power ADSL transceiver solutions for central office and customer premise applications. We believe this technology will enable equipment vendors of DSL access multiplexers (DSLAMs) and digital loop carriers to offer a significant increase in the number of DSL-enabled copper twisted pairs that can be supported within their tight heat, power and space constraints.

  Optical Networking Products

     Our optical communications chips are a natural extension of our large portfolio of high-speed LAN chips, which we anticipate will enable us to provide end-to-end IC solutions that increase the performance, intelligence and cost-effectiveness of broadband communication networks. These chips are providing a new class of high-speed optical communications equipment that can support more network traffic in a much smaller form factor, decreasing the cost and space restraints facing companies as bandwidth demands increase in corporate network backbones, MANs and WANs.

     Synchronous Optical Networks (SONET). Through our acquisition of NewPort Communications, we acquired a large portfolio of CMOS OC-48 (2.5 Gigabit per second) and OC-192 (10 Gigabits per second) transceiver chips for SONET applications. Our CMOS-based solutions offer substantially higher levels of integration and lower power than competitive Gallium Arsenide, Bipolar or Silicon Germanium solutions. The unique implementation of these high speed transceivers in standard CMOS processes results in low power and low cost-per-port, this enables higher port density systems, such as Dense Wavelength Division Multiplexing, and integration of the transceiver into the laser module, as well as higher levels of silicon integration of the transceiver with large ASICs, such as framers, intelligent routers, and packet processors.

  Wireless Products

     Through internal engineering efforts and acquisitions, we continue to develop silicon for fixed and short-range wireless, direct broadcast satellite and terrestrial digital broadcast markets.

     Satellite and HDTV. Broadcom has front-end receiver chips for digital broadcast satellite and HDTV set-top boxes. We believe that we are the only company with a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance Vestigial Side Band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.

     Fixed-Wireless Communications. We currently have a strategic relationship with Cisco Systems to develop fixed-wireless chips for high-speed Internet services for voice, video and data. The relationship is intended to result in a fully custom CMOS single-chip wireless modem application specific integrated circuit (ASIC), containing both a MAC Layer and an advanced wireless Physical Layer based on Vector Orthogonal Frequency Division Multiplexing (VOFDM). VOFDM is a new radio frequency technology being supported by Broadcom, Cisco Systems and nine other industry leaders. We plan to make this chip available on the open market, giving multiple equipment vendors a robust, cost-effective broadband fixed wireless solution that minimizes the line-of-sight limitations and installation problems faced by other proposed broadband fixed wireless technologies.

     Short-Range Wireless Communication. The acquisitions of Innovent and Pivotal add patent-pending implementations of radio frequency (RF) technology in a standard digital CMOS process to our product portfolio. We believe that this advanced RF technology will be the foundation for a series of new products specifically targeted for the short-range wireless communication market. Our Blutonium(TM) product line combines RF baseband, systems and software expertise into single-chip CMOS solutions specifically targeted for Bluetooth applications.

  Carrier Access Products

     Communications Processors. Through our acquisition of Silicon Spice, we now have the semiconductor technology, software and development tools to develop the core-processing engine for gateway and access devices, which connect the traditional public-switched-telephone network to packet-based networks such as the Internet. This innovative communication processor technology will enable Internet service providers, Internet telephony service providers, competitive/incumbent local exchange carriers and inter-exchange carriers to deliver voice and data services simultaneously over a unified data network with the highest density of voice channel in the industry.

     The cornerstone of our carrier access technology is CALISTO(TM). Developed by Silicon Spice, CALISTO is the world's first single-chip communications processor for carrier-class voice gateways and access concentrators. This advanced silicon architecture provides increased signal processing throughput in a more efficient silicon implementation. CALISTO provides over 3.3 GMACs of signal processing horsepower and 1.4 Mbytes of high-speed memory, which translates into 240 packet telephony channels on a single chip. The chip replaces up to 10 traditional DSP discrete components with a power consumption of less than 10 milliwatts per channel.

     Voice Internet Protocol (VoIP) Software. We are developing advanced embedded DSP technology for VoIP applications in both the residential and business markets. VoIP refers to the transmission of telephony -- voice, data, analog modems and signaling -- over a packet-based network. The delivery of voice, fax and analog data over LANs and WANs with inherently unpredictable routings requires complex DSP technology to preserve voice fidelity, fax reliability and telephone quality of service. Our VoIP DSP software provides the core voice, fax relay, data relay and telephony signaling for VoIP in gateways, cable modems, DSL modems, remote access servers, LAN PBXs and Internet appliances. Our VoIP software operates on programmable DSPs in conjunction with our cable, home networking, LAN, DSL and carrier access chips and we anticipate will eventually be embedded into our advanced silicon devices.

  Broadband Processors

     Leveraging our expertise in high-performance, low-power very large scale integration (VLSI) design, we are developing a family of high-performance, low-power processor solutions designed specifically to meet the needs of next-generation networks. Our Mercurian(TM) family of processors deliver four key ingredients essential for today's embedded broadband network processors: very high performance, low power, high integration of network-centric functions, and programmability based on an industry standard instruction set architecture. At the heart of the Mercurian family of processors is the SB-1 core, a MIPS 64-bit superscalar CPU capable of operating at frequencies up to 1 GigaHertz
(GHz). All Mercurian processors are based on the industry-standard MIPS64 architecture, our products will enable equipment vendors to immediately leverage the large installed base of tools and software available for the MIPS architecture, thereby shortening development time.

     These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing. They also enable complex decisions such as routing and load balancing to be performed at wire speed, at line rates between OC-3 (100 Mbps) and OC-48 (2.5 Gbps).

REFERENCE PLATFORMS

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

CORE TECHNOLOGIES

     We believe that one of our key competitive advantages is our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on five primary technology foundations:

     - proprietary communications systems algorithms and protocols;

     - advanced DSP hardware architectures;

     - silicon compiler design methodologies and advanced cell library development for both standard cell and full-custom integrated circuit design;

     - high-performance RF, analog and mixed-signal circuit design using industry-standard CMOS processes; and

     - high-performance custom microprocessor architecture and circuit design.

RESEARCH AND DEVELOPMENT

     We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of March 31, 2001 a majority of our 1,917 research and development employees had advanced degrees. Our work force includes approximately 228 employees with Ph.D.s. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in the areas of broadband communications in our target markets. The transmission solutions for each of these markets benefit from the same underlying core technologies, which enables us to leverage our ability to address various broadband communications markets with a relatively focused investment in research and development.

     We believe that the achievement of higher levels of integration and the introduction of new products in our target markets is essential to our growth. As a result, we plan to continue to increase research and development staffing levels in 2001. We have established additional design centers in Tempe, Arizona; San

Diego, Sunnyvale and San Jose, California; Atlanta, Georgia; Bunnik, the Netherlands; and Singapore. As a result of acquisitions, we also undertake software design and development in Canada and design and development activities in Belgium, England, India, Israel and Taiwan. We anticipate establishing additional design centers in the United States and other countries in the future.

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

     Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan and Chartered Semiconductor Manufacturing in Singapore. Any inability of one of these foundries to provide the necessary capacity or output could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

     Our products are currently fabricated with .5 micron, triple layer metal; .35 micron, quad layer metal; .22 micron, five layer metal; and .18 micron five and six layer metal, feature sizes. We are currently sampling products with .13 micron feature sizes. We continuously evaluate the benefits, on a product by product basis, of migrating to a smaller geometry process technology in order to reduce costs. Our experience to date with the migration of products to smaller geometry processes has been favorable, but we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

     Assembly and Test

     One of our independent foundries or independent wafer probe test subcontractors conducts our wafer probe testing. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our four key subcontractors: ASAT Ltd. in Hong Kong, ST Assembly Test Services in Singapore, Amkor Technology in the Philippines and South Korea, and Siliconware Precision in Taiwan. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

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

     As part of our total quality program, we received ISO 9002 certification for our Singapore facility, a comprehensive International Standards Organization specified quality system. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

     Product Distribution

     Historically we had distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999, we established an international distribution center in Singapore. This facility puts us closer to our suppliers and certain key customers and improves our ability to meet our customers' needs. Our Irvine facility ships products to U.S. destinations. Our Singapore facility distributes products to our international customers. As a result of our acquisition of ServerWorks, we also ship products from its Los Angeles Facility.

SALES AND MARKETING

     Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by providing superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturer's representatives. The majority of our sales occur through our direct sales force, while distributors and manufacturer's representatives have been utilized in the last year with plans to increase these resources. Our direct sales force is based out of offices located in California, Florida, Georgia, Illinois, Maine, Massachusetts, New York, North Carolina and Texas. Independent distributors Arrow Electronics and Insight Electronics are servicing the North American and South American market.

     We dedicate sales managers to principal customers to promote close cooperation and communication. We also provide our customers with reference platform designs, which we believe enables our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance our customer's confidence that our products will meet their market requirements and product introduction schedules.

     We also market and sell our products internationally through a direct sales force based out of regional sales offices located in Canada, France, Germany, Israel, Japan, the Netherlands, Singapore, France, Sweden and United Kingdom, as well as through a network of independent distributors and representatives in Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars.

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

COMPETITION

     The broadband communications markets and semiconductor industries are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers to these industries include:

     - product capabilities

     - level of integration

     - reliability

     - price

     - time-to-market

     - standards compliance

     - system cost

     - intellectual property

     - customer support

     - reputation

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

INTELLECTUAL PROPERTY

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We have received 33 United States patents and have filed over 500 United States patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any right granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers' intellectual property may not be successful. Moreover, we may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

     Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a lawsuit against us alleging infringement of a single patent relating to tuner technology. In August 2000 Intel filed a lawsuit against us alleging infringement of five Intel patents. In November 2000 we settled litigation with Intel Corporation and its subsidiary Level One Communications, Inc. regarding the alleged misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations related to our hiring of three former Intel employees. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. In January 2000 our subsidiary, AltoCom, settled patent litigation with Motorola, Inc. relating to software modem technology. Our subsidiary, Altima, is the defendant in patent litigation and International Trade Commission proceedings brought by Intel and Level One. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

EMPLOYEES

     As of March 31, 2001 we had 2,706 full-time employees and 91 contract and temporary employees, including 1,917 employees engaged in research and development, 332 engaged in sales and marketing, 199 engaged in manufacturing operations and 349 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2. PROPERTIES

     We lease buildings in Irvine, California that comprise our corporate headquarters and include administration, sales and marketing, research and development, and operations functions. We also lease engineering design centers in Tempe, Arizona; Los Angeles County, Pleasanton, San Diego, and Santa Clara County, California; Duluth, Georgia; Dallas, Texas; and Seattle, Washington.

     Internationally, we lease a distribution center which includes engineering design facilities in Singapore. We also lease engineering design facilities in Belgium, Canada, India, Israel, the Netherlands, Taiwan, and the United Kingdom.

     In addition, we lease various sales and marketing facilities in the United States and several other countries.

     The foregoing leases comprise an aggregate of 1.3 million square feet and have terms expiring in or prior to December 2010. We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

     In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. filed a complaint in California Superior Court asserting claims against Broadcom for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the company in connection with our recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel/Level One filed a first amended complaint in April 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. In June 2000 we filed a cross-complaint against Intel/Level One, and in September 2000, amended that cross-complaint. Our amended cross-complaint included causes of action against Intel/Level One for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. In November 2000 the parties reached a confidential settlement pursuant to which all claims and cross-claims in the litigation were dismissed in their entirety.

     In August 2000 Intel filed a complaint in the United States District Court for the District of Delaware against Broadcom asserting that we (i) infringe five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint sought a preliminary and permanent injunction against Broadcom as well as the recovery of monetary damages, including treble damages for willful infringement. We have not yet answered the complaint. In October 2000 we filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the Court. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

     In October 2000 Broadcom filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

     In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against Broadcom asserting that (i) Broadcom's BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) we induce the infringement of such patent, and (iii) we contributorily infringe such patent. The complaint sought a preliminary and permanent injunction against us as well as the recovery of monetary damages, including treble damages. We answered the complaint in March 2001. Discovery has not commenced in the action, and a trial date has not been set. We believe that we have strong defenses to Microtune's claims.

     Although Broadcom believes that it has strong defenses to Intel's claims in the Delaware action and to Microtune's claims in the Texas action and is defending both actions vigorously, a finding of infringement by Broadcom as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that we withdraw various products from the market, and indemnification claims by our customers or strategic partners, each of which events could have a material adverse effect on our business, results of operations and financial condition.

     In March 2001 Broadcom and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, separately identified in the footnote below,(1) that were filed in the United States District Court for the Central District of California alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and in general allege that the defendants improperly accounted for certain performance-based warrants assumed by Broadcom in connection with our acquisitions of Altima Communications, Inc., Silicon Spice Inc., Allayer Communications, SiByte, Inc. and Visiontech Ltd.

     While there is some variation in their specific allegations and their purported class periods (the broadest of which runs from July 31, 2000 to March 6, 2001), the essence of each of these complaints is that the defendants intentionally failed to properly account for the performance-based warrants assumed in connection with the acquisitions, which plaintiffs allege had the effect of materially overstating Broadcom's reported financial results. Plaintiffs allege that the defendants intentionally engaged in this alleged improper accounting practice in order to inflate the value of Broadcom's stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of our stock as consideration in acquisitions. Plaintiffs also allege generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue.

     The enumerated complaints have only recently been filed. Broadcom is informed that additional complaints substantially similar to those described above have been filed but as of March 30, 2001 Broadcom had not been served in the additional purported lawsuits. We anticipate that all of these actions will ultimately be consolidated into one action. As of March 30, 2001 Broadcom had not yet answered any of the complaints, and discovery had not yet commenced. We believe that the allegations are without merit and intend to defend the actions vigorously.

- ---------------

1 Kurtz v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No.
  SACV-01-275-GLT (EEx) (filed March 5, 2001); Pond Equities v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01- 285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8, 2001); Green v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT (EEx) (filed March 9, 2001); Mandel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SAVC-01-317-GLT(Anx)(filed March 12, 2001); Garfinkel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (Anx) (filed March 14, 2001); Olson v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS (Anx) (filed March 20, 2001); Skubella v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001).

     Broadcom, along with each of its directors, has also been sued in two derivative actions, identified in the footnote below,(2) based upon the same general set of facts and circumstances outlined above in connection with the shareholder class actions. These lawsuits were purportedly filed as shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to Broadcom. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. We believe the allegations are without merit and intend to defend the actions vigorously.

     In October 1998 Motorola, Inc. filed a complaint in the United States District Court for the District of Delaware against AltoCom, Inc. (and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringed several patents owned by Motorola, (ii) AltoCom induced its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringed such patents. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringed an additional Motorola patent. In its complaints, Motorola sought an injunction against AltoCom as well as the recovery of monetary damages. AltoCom filed an answer and affirmative defenses to the complaint and asserted certain counterclaims. AltoCom became a subsidiary of Broadcom in August 1999. In January 2001 Motorola and AltoCom entered into a settlement agreement and cross-license pursuant to which they agreed to dismiss and release with prejudice all claims and counterclaims in this action. Under the terms of the patent cross-license, Motorola and AltoCom granted to each other and their respective affiliates (including, in the case of AltoCom, its parent Broadcom) licenses with respect to certain technology. Neither party admitted any liability in connection with the action. The settlement terms are confidential, but the settlement did not have a material effect on our business, financial condition or results of operations.

     In December 1999 Level One filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission ("ITC") seeking an exclusion order and cease and desist order based on alleged infringement of the same patent. Monetary damages are not available in the ITC. The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order consolidating the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending, and all three actions have been stayed. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

     Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. The parties are currently completing discovery in the consolidated ITC action, and a hearing on the merits before the ITC Administrative Law Judge is scheduled to begin in April 2001. Altima became a subsidiary of Broadcom in September 2000.

- ---------------

2 David v. Werner F. Wolfen, Henry T. Nicholas, III, Henry Samueli, Myron S.
  Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01CC03930, and Bollinger v. Henry T. Nicholas, III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01CC04065.

     Although Altima believes that it has strong defenses and is defending the actions vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products, and possibly certain Broadcom products, from entering the United States. Any finding adverse to Altima in these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material adverse effect on Altima's, and possibly Broadcom's, business, results of operations and financial condition.

     We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

     The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving Broadcom or its subsidiaries will not have a material adverse effect on our business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Broadcom's Class A common stock is traded on the Nasdaq National Market under the symbol "BRCM." The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock on the Nasdaq National Market, adjusted to reflect our 2-for-1 stock splits effective February 17, 1999 and February 11, 2000, respectively:

                                                            HIGH        LOW
                                                           -------    -------
FISCAL YEAR 1999
First Quarter............................................  $ 47.81    $ 23.13
Second Quarter...........................................    72.63      29.00
Third Quarter............................................    74.75      50.75
Fourth Quarter...........................................   144.50      53.50

FISCAL YEAR 2000
First Quarter............................................  $253.00    $110.88
Second Quarter...........................................   235.75     113.00
Third Quarter............................................   274.75     203.50
Fourth Quarter...........................................   256.19      74.75

FISCAL YEAR 2001
First Quarter............................................  $139.50    $ 27.09

     As of March 29, 2001 there were approximately 3,035 record holders of Broadcom's Class A common stock and approximately 806 record holders of Broadcom's Class B common stock. On March 30, 2001 the last reported sale price of the Class A common stock on the Nasdaq National Market was $28.90 per share.

     Broadcom's Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

DIVIDEND POLICY

     Broadcom has never declared or paid cash dividends on shares of its capital stock. Broadcom currently intends to retain all of its earnings, if any, for use in its business and in acquisitions of other businesses, products or technologies and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                   2000         1999        1998       1997       1996
                                                ----------    --------    --------    -------    -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Gross revenue.................................  $1,134,763    $521,225    $216,729    $42,341    $23,874
Less: fair value of warrants earned by
  customers...................................     (38,603)         --          --         --         --
                                                ----------    --------    --------    -------    -------
Net revenue...................................   1,096,160     521,225     216,729     42,341     23,874
Cost of revenue...............................     484,219     211,991      91,403     15,563      8,175
                                                ----------    --------    --------    -------    -------
Gross profit..................................     611,941     309,234     125,326     26,778     15,699
Operating expense:
  Research and development....................     250,676     119,300      54,285     22,776      7,541
  Selling, general and administrative.........     103,305      61,475      33,595     11,871      4,364
  Stock-based compensation....................     115,307       3,560       1,786         61         --
  Amortization of goodwill....................     136,984          --          --         --         --
  Amortization of purchased intangible
     assets...................................       1,255          --          --         --         --
  In-process research and development.........     713,050          --          --         --         --
  Merger-related costs........................       4,745      15,210          --         --         --
  Litigation settlement costs.................          --      17,036          --         --         --
                                                ----------    --------    --------    -------    -------
Income (loss) from operations.................    (713,381)     92,653      35,660     (7,930)     3,794
Interest and other income, net................      21,606       8,648       4,180        107        165
                                                ----------    --------    --------    -------    -------
Income (loss) before income taxes.............    (691,775)    101,301      39,840     (7,823)     3,959
Provision (benefit) for income taxes..........      (3,953)     28,830      18,451       (852)     1,514
                                                ----------    --------    --------    -------    -------
Net income (loss).............................  $ (687,822)   $ 72,471    $ 21,389    $(6,971)   $ 2,445
                                                ==========    ========    ========    =======    =======
Basic earnings (loss) per share(1)............  $    (3.13)   $    .36    $    .13    $  (.06)   $   .02
                                                ==========    ========    ========    =======    =======
Diluted earnings (loss) per share(1)..........  $    (3.13)   $    .31    $    .10    $  (.06)   $   .02
                                                ==========    ========    ========    =======    =======

                                                                      DECEMBER 31,
                                                --------------------------------------------------------
                                                   2000         1999        1998       1997       1996
                                                ----------    --------    --------    -------    -------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents.....................  $  523,904    $180,816    $ 77,555    $34,512    $ 9,780
Working capital...............................     673,092     310,625     136,341     35,349      9,920
Goodwill and purchased intangible assets,
  net.........................................   3,260,464          --          --         --         --
Total assets..................................   4,677,822     609,753     271,147     63,708     21,575
Convertible preferred stock...................          --          --          --     28,617      6,084
Total shareholders' equity....................   4,475,260     516,872     224,424     45,872     15,483

- ---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000, respectively.

     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2000, which have been restated to include the operations of acquisitions accounted for on a pooling-of-interests basis as if they had been combined with Broadcom prior to the beginning of each period presented. See Note 2 of Notes to Consolidated Financial Statements.

     You should read this selected consolidated financial data along with the Consolidated Financial Statements and related Notes contained in this Report and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"), as well as the section of this Report and our other reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OVERVIEW

     We are the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, we design, develop and supply system-on-a-chip solutions for applications in digital cable set-top boxes and cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, VoIP, carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, xDSL, wireless communications, SystemI/O(TM) server solutions and network processing. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from the sale of software and the provision of software support services and sales of system-level reference designs.

     We recognize product revenue at the time of shipment, except for shipments to stocking distributors whereby revenue is recognized upon sale to the end customer. Provision is concurrently made for estimated product returns, which historically have been immaterial. Our products typically carry a one-year warranty. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. We also recognize as a reduction of gross revenue the fair value of assumed performance-based warrants earned by certain customers in connection with purchase and development agreements.

     The percentage of our net revenue derived from independent customers located outside of the United States was approximately 20.3% in 2000 and 17.2% in both 1999 and 1998. All of our revenue to date has been denominated in U.S. dollars. See Note 9 of Notes to Consolidated Financial Statements.

     From time to time, our key customers have placed large orders causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 61.8% of our net revenue in 2000, 66.6% of our revenue in 1999 and 74.1% of our revenue in 1998. We expect that our key customers will continue to account for a significant portion of our revenue for 2001 and in the future.

     Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

     - our product mix;

     - the position of our products in their respective life cycles;

     - competitive pricing strategies;

     - the mix of product revenue and development revenue;

     - manufacturing cost efficiencies and inefficiencies;

     - stock-based compensation; and

     - the fair value of performance-based warrants earned by certain customers.

For example, newly-introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

     The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, during 2001 and thereafter, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially future quarters, would be materially and adversely affected.

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We will continue to evaluate opportunities for strategic acquisitions from time to time, and may make additional acquisitions in the future.

     During 2000 we completed eight acquisitions that were accounted for as purchase transactions, for aggregate consideration of $5.1 billion. These acquisitions included Innovent Systems, Inc., a developer of radio frequency integrated circuits for wireless data communications; Puyallup Integrated Circuit Company, Inc., a provider of integrated circuit design services, including full chip designs and embedded macro blocks for microprocessors, system-on-a-chip and ASIC designs; Altima Communications, Inc., a supplier of networking integrated circuits for the small-to-medium sized business networking market; NewPort Communications, Inc., a supplier of mixed-signal integrated circuits for the high-speed communications infrastructure market; Silicon Spice Inc., a developer of communications processors and other technology for high-density voice, fax and data packet transmission over wide area networks; Element 14, Inc., a developer of high-port density, low-power digital subscriber line chipsets, software and communications processor technology; Allayer Communications, a developer of high-performance enterprise and optical networking communications chips; and SiByte, Inc., a developer of high-performance microprocessor solutions for broadband networking. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies incurred after their respective acquisition dates. See
Note 2 of Notes to Consolidated Financial Statements.

     In addition, we completed nine pooling-of-interests transactions in 2000 and 1999. In 2000 we completed the acquisitions of Digital Furnace Corporation, a developer of communications algorithms and software that increase the capacity of existing broadband networks for interactive services; BlueSteel Networks, Inc., a developer of high-performance Internet security processors for e-commerce and VPN applications; Stellar Semiconductor, Inc., a developer of 3D graphics technology; and Pivotal Technologies Corporation, a developer of high-performance communications links for both wired and wireless environments. In 1999 we completed the acquisitions of Maverick Networks, a developer of highly integrated silicon for multi-layer switching equipment in enterprise networks; Epigram, Inc., a developer of advanced semiconductor products for high-speed home networking; Armedia, Inc., a developer of high performance digital video decoders; HotHaus Technologies Inc., a provider of OpenVoIP(TM) embedded communications software that enables transmission of digital voice, fax and data packets over data networks, including the Internet; and AltoCom, Inc., a provider of complete software data/fax modem implementations for general purpose embedded processors, PC CPUs and digital signal processors. Because each of these acquisitions was accounted for as a pooling of interests transaction, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the operations of these nine companies as if they had been combined with our company at the beginning of the first period presented. Included in revenue and net loss for 2000 were revenue and net losses from the four pooling-of-interests transactions completed in that year and incurred prior to the respective closings of those transactions, aggregating $0.3 million and $8.8 million, respectively. Included in restated revenue and net income for 1999 were revenue and net losses incurred prior to the respective closings of the nine pooling-of-interests transactions, aggregating $11.3 million and $19.6 million, respectively.

     During the course of negotiating the acquisitions of Altima, Silicon Spice, Allayer and SiByte, we challenged each company's management to substantiate its assertions regarding the value and market acceptance of the company's technologies and products by securing significant purchase and development commitments from key or strategic industry customers. We presented these companies with the concept of issuing performance-based warrants to obtain long-term commitments from customers. The companies were able to secure such commitments from several significant customers. The agreements negotiated by the acquired companies required their customers to purchase minimum quantities of the respective company's products on a quarterly basis during the term or required payments for development services in accordance with a specified schedule, contained substantial cash penalties if the customers failed to purchase the contractually specified minimum levels of product or to fulfill their obligations under the development agreements, and required the acquired companies to issue performance-based warrants to purchase the company's stock to the customers, which warrants would vest only if and to the extent the minimum purchase provisions of the purchase agreements and obligations under the development agreements were met. At the time the warrants were issued, we were under no obligation to purchase the respective companies, but the companies and their customers were obligated to fulfill their contractual commitments under the purchase and development agreements and the warrants. With these customer relationships and agreements in place, each of the acquired companies, in our assessment, had a higher value than it had prior to entering into the agreements. Because the performance-based warrants would be assumed by us if an acquisition were to occur, we provided technical assistance and advice to each company's management to assure that the performance-based warrants would be structured to qualify for fixed accounting under Emerging Issues Task Force ("EITF") Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services("EITF 96-18").

     In allocating the purchase price for Altima, Silicon Spice, Allayer and SiByte, no value has been assigned to the purchase and development agreements because they were executory contracts and their terms were at fair value. However, pursuant to the provisions of EITF 96-18, the related warrants have been assigned fixed values of approximately $238.56, $227.31, $142.81 and $123.13 per share, respectively, the warrant fair values determined using the Black-Scholes pricing model at the respective dates that we acquired Altima, Silicon Spice, Allayer and SiByte. Under EITF 96-18, a performance-based warrant is accounted for using its value at its date of issuance if a significant disincentive to the customer exists that makes the customer's performance probable ("fixed accounting"). At the time we assumed the warrants and related purchase and development agreements, we determined, in consultation with our independent auditors, that fixed accounting, with the date of acquisition as the valuation measurement date, was required. With respect to the purchase agreements, this determination was based on the fact that the customers are subject to substantial penalties, which include cash penalties if there are shortfalls in meeting the minimum purchase requirements on a periodic basis throughout the term of the agreements and in some cases further cash penalties payable at the end of the agreements if aggregate purchase commitments are not met. With respect to the development agreements, this determination was based on the fact that the customers are subject to substantial cash penalties if the customers fail to fulfill their obligations. In our evaluation, we considered the significance of the cash penalties in relation to both the amounts in each purchase and development agreement and the financial statements of the customers, the effect of forfeiture of the value of the warrants, and the intent and ability of customers to purchase the required products and development services under the agreements.

     These warrants will be accounted for in our financial statements pursuant to EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee ("EITF D-90"). EITF D-90 announces an SEC Staff position that an issuer of a performance-based warrant should treat it as unissued for accounting purposes until the issuer has received benefit and the warrant vests. Accordingly, the warrants assumed in the Altima, Silicon Spice, Allayer and SiByte acquisitions will be recorded as a reduction of revenue, in the amounts of $238.56, $227.31, $142.81 and $123.13 per share, respectively, only as and to the extent any warrants are earned and vest in future periods. The warrants generally vest quarterly over the period from October 2000 through July 2004, subject to satisfaction by customers of the applicable purchase and development requirements, and are generally exercisable for one year after the vesting date at a weighted average exercise price per share of approximately $0.01. The effect of the warrants will be included in our calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned by the customers. During the twelve months ended December 31, 2000, certain customers earned performance-based warrants to purchase 162,280 shares of our Class A common stock, with an aggregate fair value of $38.6 million.

     We and the managements of Altima, Silicon Spice, Allayer and SiByte viewed the purchase and development agreements and related warrants as a means of solidifying each of the acquired company's relationships with key customers. In addition, the purchase and development agreements allowed us to gain confidence in the acceptance of each of the companies' products by such key customers.

     At the time we acquired Altima, Silicon Spice, Allayer and SiByte, we expected these companies and their customers to perform under the purchase and development agreements and for the assumed warrants to be earned. However, on February 28, 2001 one of the five customers that had entered into a purchase agreement with Altima gave notice to us that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, we have concluded that certain of the remaining purchase and development agreements may no longer be desirable. Therefore, we have terminated or are in the process of negotiating termination of certain of these purchase and development agreements and have cancelled or are in the process of negotiating cancellation of the related warrants. In addition, we may in the future consider revising or terminating any of the remaining purchase and development agreements, which could result in cancellation of the related warrants. See Note 11 of Notes to Consolidated Financial Statements. The accounting for any warrants earned in prior periods will not be affected by such terminations.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Gross revenue...............................................  103.5%    100.0%    100.0%
Less: fair value of warrants earned by customers............   (3.5)       --        --
                                                              -----     -----     -----
Net revenue.................................................  100.0     100.0     100.0
Cost of revenue.............................................   44.2      40.7      42.2
                                                              -----     -----     -----
Gross profit................................................   55.8      59.3      57.8
Operating expense:
  Research and development..................................   22.9      22.9      25.0
  Selling, general and administrative.......................    9.4      11.8      15.5
  Stock-based compensation..................................   10.5       0.6       0.8
  Amortization of goodwill..................................   12.5        --        --
  Amortization of purchased intangible assets...............    0.1        --        --
  In-process research and development.......................   65.1        --        --
  Merger-related costs......................................    0.4       2.9        --
  Litigation settlement costs...............................     --       3.3        --
                                                              -----     -----     -----
Income (loss) from operations...............................  (65.1)     17.8      16.5
Interest and other income, net..............................    2.0       1.6       1.9
                                                              -----     -----     -----
Income (loss) before income taxes...........................  (63.1)     19.4      18.4
Provision (benefit) for income taxes........................   (0.4)      5.5       8.5
                                                              -----     -----     -----
Net income (loss)...........................................  (62.7)%    13.9%      9.9%
                                                              =====     =====     =====

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenue. Gross revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from the sales of software and the provision of software support services and development revenue generated under development contracts with our customers. Net revenue represents gross revenue less the fair value of performance-based warrants earned by customers. Gross revenue for 2000 was $1.135 billion, an increase of $613.5 million or 117.7% as compared with gross revenue of $521.2 million in 1999. Gross revenue for 2000 was reduced by $38.6 million representing the fair value of the performance-based warrants to purchase 162,280 shares of Class A common stock earned by certain customers in connection with purchase and development agreements. Net revenue for

2000 was $1.096 billion, an increase of $574.9 million or 110.3% as compared with net revenue of $521.2 million in 1999. The growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems. In the future, net revenue may be reduced by the effect of the fair value of outstanding performance-based warrants earned by certain customers. Also, due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the likely trend of revenue in future periods.

     Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, costs associated with assembly, test and quality assurance for those products, amortization of purchased technology and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for 2000 was $611.9 million or 55.8% of net revenue, an increase of $302.7 million or 97.9% from gross profit of $309.2 million or 59.3% of net revenue in 1999. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. Included in cost of revenue were approximately $4.6 million and $0.1 million of stock-based compensation in 2000 and 1999, respectively, and approximately $2.3 million of amortization of purchased intangible assets in 2000. We expect that gross profit as a percentage of net revenue will continue to decline in future periods as volume-pricing agreements and competitive pricing strategies continue to take effect, which decline may be mitigated to some extent by lower anticipated silicon wafer costs. In addition, our gross margin may be affected by the future introduction of certain lower margin products.

     Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for 2000 was $250.7 million or 22.9% of net revenue, an increase of $131.4 million or 110.1% as compared with research and development expense of $119.3 million or 22.9% of net revenue in 1999. The increase in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. Based upon our experience in 2000, we would anticipate that research and development expense in absolute dollars would continue to increase for the foreseeable future as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. However, due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the likely trend of research and development expense.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for 2000 was $103.3 million or 9.4% of net revenue, an increase of $41.8 million or 68.0% as compared with selling, general and administrative expense of $61.5 million or 11.8% of net revenue in 1999. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. The decrease in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during 2000 as compared with 1999. Based upon our experience in 2000, we would expect that selling, general and administrative expense in absolute dollars would continue to increase for the foreseeable future to support the planned continued expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. However, due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the likely trend of selling, general and administrative expense.

     Stock-Based Compensation. Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $1.2 billion and $9.3 million of deferred compensation in 2000 and 1999, respectively, primarily in connection with stock options assumed in our acquisitions. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to four years. Stock-based compensation expense for 2000 was $115.3 million or 10.5% of net revenue, an increase of $111.7 million, as compared with stock-based compensation expense of $3.6 million or 0.6% of net revenue in 1999. Approximately $0.3 million and $1.0 million of additional stock-based compensation in 2000 and 1999 was classified as merger-related costs. In addition, approximately $4.6 million and $0.1 million of stock-based compensation has been classified as cost of revenue in 2000 and 1999, respectively. The significant increase in stock-based compensation in 2000 relates primarily to stock options assumed in the eight purchase transactions completed during the year that were accounted for in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. See Notes 1, 2 and 6 of Notes to Consolidated Financial Statements. We expect to incur additional stock-based compensation expense in future periods as a result of the continued amortization of deferred compensation related to these purchase transactions and additional purchase transactions consummated during the first quarter of 2001.

     In connection with the acquisitions of Allayer and SiByte, if certain future performance goals are satisfied, the consideration for these acquisitions will be increased. Any additional consideration paid that is allocated to deferred compensation will be amortized over the remaining vesting periods of the underlying options and restricted stock assumed in the acquisitions. In addition, outstanding options assumed in these transactions are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied.

     Amortization of Goodwill and Purchased Intangible Assets. In connection with the eight purchase transactions completed during 2000, we recorded approximately $3.4 billion of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to five years. The amortization of goodwill and purchased intangible assets for 2000 was $138.2 million or 12.6% of net revenue. No comparable amortization of goodwill and purchased intangible assets was incurred in 1999. In addition, approximately $2.3 million of amortization of purchased intangible assets has been classified as cost of revenue in 2000. In connection with the acquisitions of Allayer and SiByte, if certain future performance goals are satisfied, the consideration for these transactions will be increased. Any additional consideration paid that is allocated to goodwill for these acquisitions will be amortized over the remaining respective useful lives. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions and will incur additional goodwill and purchased intangible assets as a result of the purchase transactions consummated during the first quarter of 2001. See Notes 1, 2 and 11 of Notes to Consolidated Financial Statements.

     In-Process Research and Development. In-process research and development ("IPR&D") aggregated $713.1 million for the purchase transactions completed in 2000. No amounts of IPR&D were incurred in 1999. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. We expect to incur additional IPR&D in the future as a result of the additional purchase transactions consummated during the first quarter of 2001.

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

     The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of completed technology is included in identifiable intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects.

     As of the closing date of each purchase transaction, development projects were in process. Although the costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or financial condition, the development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material and adverse impact on our business and operating results.

     The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in fiscal 2000:

                                                                             AVERAGE      ESTIMATED       RISK
                                                                 AVERAGE    ESTIMATED      COST TO      ADJUSTED
  PURCHASE                                                       PERCENT     TIME TO      COMPLETE      DISCOUNT       IPR&D
 TRANSACTION                 DEVELOPMENT PROJECTS                COMPLETE   COMPLETE    (IN MILLIONS)     RATE     (IN MILLIONS)
 -----------                 --------------------                --------   ---------   -------------   --------   -------------
Innovent       RF integrated circuits for wireless                 43 %      1.5            $ 6.9       30 - 35%      $ 41.7
                                                                             years
Altima         Ethernet physical layer transceivers                47 %      1 year           2.9       30 - 35%         4.0
NewPort        Integrated circuits for optical communications      70 %      1 year           3.7       30 - 35%       198.5
               equipment
Silicon Spice  Communications processors                           84 %      1 year          10.0         30%          219.3
Element 14     Integrated circuits used in DSL                     49 %      1 year          13.2       40 - 45%        64.6
Allayer        Integrated circuits for wide area and Ethernet      43 %      1.5              5.0       31 - 36%        11.6
               switching applications                                        years
SiByte         Network processors                                  42 %      1.5             31.4       30 - 35%       173.4
                                                                             years

     Actual results to date have been consistent, in all material respects, with our assumptions at the time of the above acquisitions. The assumptions primarily consist of expected completion dates for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Shipment volumes of products from the above-acquired technologies are not material to our overall financial results at the present time. It is difficult to determine the accuracy of overall revenue projections early in the technology life cycle. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may potentially result in impairment of goodwill and other long-lived assets.

     Merger-Related Costs. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. Merger-related costs of approximately $4.8 million and $15.2 million were incurred in 2000 and 1999, respectively, in connection with the pooling-of-interests transactions.

     Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. Litigation settlement costs of approximately $17.0 million were incurred in 1999. No comparable litigation settlement costs were incurred in 2000.

     Interest and Other Income, Net. Interest and other income, net, reflects interest earned on average cash and cash equivalents and investment balances, less interest on our debt and capital lease obligations. Interest and other income, net, for 2000 was $21.6 million as compared with $8.6 million in 1999. This increase was principally due to increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

     Provision for Income Taxes. Our effective tax rate was 0.6% for 2000 and 28.5% for 1999. The federal statutory rate was 35% for both periods. The primary differences between our effective tax rates for 2000 and 1999 and the federal statutory rate resulted from the effects of nondeductible IPR&D and acquisition-related expenses from the eight purchase transactions completed during 2000. Our effective tax rate on income before the effects of these items, and before the effects of payroll tax expenses relating to certain stock option exercises, was 20% for 2000 and 29.9% for 1999. The primary reasons for our decreased effective tax rate on income before such items for 2000 compared to 1999 were benefits from increased research and development credits and beneficial tax rate differentials on foreign earnings. We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. See Note 4 of Notes to Consolidated Financial Statements.

     At December 31, 2000 and 1999 we provided a valuation allowance of $6.9 million against a portion of certain acquired net operating losses, due to uncertainty regarding their future realization. The utilization of such losses is subject to stringent limitations under the Internal Revenue Code. There is no valuation allowance provided against the remainder of our deferred tax assets, as we believe it is more likely than not that these assets will be realized. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenue. Revenue for 1999 was $521.2 million, an increase of $304.5 million or 140.5% as compared with revenue of $216.7 million in 1998. The growth in revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

     Gross Profit. Gross profit for 1999 was $309.2 million or 59.3% of revenue, an increase of $183.9 million or 146.7% from gross profit of $125.3 million or 57.8% of revenue in 1998. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The increase in gross profit as a percentage of revenue was driven by cost reductions from our suppliers as well as lower than expected rates of price erosion in our major markets. Included in cost of revenue is approximately $0.1 million of stock-based compensation in both 1999 and 1998.

     Research and Development Expense. Research and development expense for 1999 was $119.3 million or 22.9% of revenue, an increase of $65.0 million or 119.8% as compared with research and development expense of $54.3 million or 25.0% of revenue in 1998. The increase in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. The decrease in research and development expense as a percentage of revenue reflected the significant increase in revenue during 1999 as compared with 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expense for 1999 was $61.5 million or 11.8% of revenue, an increase of $27.9 million or 83.0% as compared with selling, general and administrative expense of $33.6 million or 15.5% of revenue in 1998. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, and increased occupancy, legal and other professional fees, including increased expenses for litigation. The decline in selling, general and administrative expense as a percentage of revenue reflected the significant increase in revenue during 1999 as compared with 1998.

     Stock-Based Compensation. We recorded approximately $9.3 million and $8.9 million of deferred compensation in 1999 and 1998, respectively. Of these amounts, the entire amount in 1999 and approximately $3.6 million in 1998 represent deferred compensation related to the grant of stock options to certain employees of acquired companies. Deferred compensation represents the difference between the fair value of the common stock for accounting purposes and the exercise price of such options at the date of grant. We have presented these amounts as a reduction of shareholders' equity and are amortizing these amounts ratably over the respective vesting periods of the applicable options. Stock-based compensation aggregated $3.6 million in 1999 and $1.8 million in 1998. Approximately $1.0 million of additional stock-based compensation in 1999 was classified as merger-related costs. In addition, approximately $0.1 million of stock-based compensation has been classified as cost of revenue in both 1999 and 1998.

     Merger-Related Costs. Merger-related costs of approximately $15.2 million in 1999 were incurred in connection with the acquisitions of Maverick, Epigram, Armedia, HotHaus and AltoCom. No comparable merger-related costs were incurred in 1998.

     Litigation Settlement Costs. Litigation settlement costs consist primarily of settlement fees and associated attorneys' fees, expenses and court costs. Litigation settlement costs of approximately $17.0 million were incurred in 1999. No comparable litigation settlement costs were incurred in 1998.

     Interest and Other Income, Net. Interest and other income, net, for 1999 was $8.6 million as compared with $4.2 million in 1998. This increase was principally due to increased cash balances available to invest resulting from the consummation of our initial public offering and sale of shares to Cisco Systems, Inc. in April 1998, a follow-on offering in October 1998, and cash generated by operations.

     Provision for Income Taxes. Our effective tax rate was 28.5% for 1999 and 46.3% for 1998. The federal statutory rate was 35% for both periods. Our 1999 effective tax rate was reduced by tax benefits associated with research and development credits. Our 1998 effective tax rate was increased by our inability to recognize the tax benefits of the net operating losses incurred by Epigram, Armedia and HotHaus during 1998.

     At December 31, 1999 and 1998 we provided a valuation allowance of $6.9 million against a portion of certain acquired net operating losses, due to uncertainty regarding their future realization. The utilization of such losses is subject to stringent limitations under the Internal Revenue Code. There is no valuation allowance provided against the remainder of our deferred tax assets, as we believe it is more likely than not that these assets will be realized. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No 133"). Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We are required to and will adopt Statement 133 in the first quarter of 2001. We do not expect the initial adoption of Statement 133 to have a significant effect on our consolidated results of operations or financial position.

     In December 1999 the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying Generally Accepted Accounting Principles to revenue recognition in financial statements. We believe that our current revenue recognition policies comply with SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through a combination of sales of equity securities and cash generated by operations. At December 31, 2000 we had $673.1 million in working capital, $601.6 million in cash, cash equivalents and short-term investments, and $2.0 million in long-term investments.

     Cash and cash equivalents increased from $180.8 million at the end of 1999 to $523.9 million at the end of 2000. During 2000, operating activities provided $200.6 million in cash. The net loss of $687.8 million in 2000 was more than offset by the non-cash impact of depreciation and amortization, the fair value of warrants earned by customers, stock-based compensation, amortization of goodwill and purchased intangible assets, IPR&D, and the tax benefit from the exercise of stock options. Operating activities provided cash of $109.3 million in 1999 and $13.5 million in 1998.

     Investing activities provided cash in the amount of $3.0 million in 2000, as a result of $69.4 million of net cash received from purchase acquisitions and $53.9 million net proceeds from the sale of investments, partially offset by the purchase of $25.9 million in minority investments and the purchase of $80.7 million of capital equipment to support our expanding operations. Investing activities used cash of $57.0 million in 1999 for the net purchase of held-to-maturity investments, the purchase of minority investments and the purchase of capital equipment to support our expanding operations. Investing activities used cash of $107.1 million in 1998, primarily for the purchase of capital equipment and the net purchase of held-to-maturity investments.

     Cash provided by financing activities was $139.5 million in 2000, which primarily was the result of $144.6 million in net proceeds received from issuances of common stock, partially offset by $6.3 million in payments on debt obligations of acquired companies. Cash provided by financing activities was $51.0 million in 1999, which was primarily the result of $56.7 million in net proceeds from issuances of common stock, partially offset by $8.4 million in payments on debt obligations of acquired companies. Cash provided by financing activities in 1998 was $136.6 million, primarily the result of $79.2 million in aggregate net proceeds from our initial public offering and sale of Class A common stock to Cisco Systems in April 1998, $30.5 million in net proceeds from our follow-on offering in October 1998 and $25.8 million in net proceeds from other issuances of common stock.

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

     We had outstanding capital commitments totaling approximately $18.7 million as of December 31, 2000, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 2000 we spent approximately $80.8 million on capital equipment to support our expanding operations. We expect that we will continue to spend substantial amounts during 2001 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, as our operations continue to expand and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof. See Note 5 of Notes to Consolidated Financial Statements.

     Although we believe that we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

          - the market acceptance of our products;

          - the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

          - volume price discounts;

          - our business, product, capital expenditure and research and development plans and product and technology roadmaps;

          - the levels of inventory and accounts receivable that we maintain;

          - capital improvements to new and existing facilities;

          - technological advances;

          - our competitors' response to our products;

          - our relationships with suppliers and customers; and

          - general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown.

     In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

BUSINESS COMBINATIONS

     On January 3, 2001 we completed the acquisition of substantially all the assets of Visiontech Ltd. and on January 16, 2001 we completed the acquisition of ServerWorks Corporation. These acquisitions will be accounted for as purchase transactions. We will record a one-time charge for IPR&D related to these acquisitions in the fiscal year ending December 31, 2001. See Note 11 of Notes to Consolidated Financial Statements.

RISK FACTORS

     Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q, 8-K and 8-K/A. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT SLOWDOWN IN THE U.S. ECONOMY.

     Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders. If the economic conditions in the U.S. worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, including during the first quarter of 2001, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

     - the gain or loss of a key customer;

     - economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown;

     - the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

     - silicon wafer pricing and the availability of foundry and assembly capacity and raw materials;

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

     - our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

     - the timing of customer-industry qualification and certification of our products and the risks of non-qualification or non-certification;

     - the rate at which our present and future customers and end users adopt Broadcom technologies in our target markets;

     - the rate of adoption and acceptance of new industry standards in our target markets;

     - the effects of new and emerging technologies;

     - intellectual property disputes and customer indemnification claims;

     - the effectiveness of our product cost reduction efforts;

     - fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products;

     - the risks of producing products with new suppliers and at new fabrication and assembly facilities;

     - the risks and uncertainties associated with our international operations;

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

     - the level of orders received that we can ship in a fiscal quarter; and

     - general economic and market conditions.

     We expect to continue to increase our operating expenses in the future. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our total revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

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

     We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, 3Com and Cisco Systems, including sales to their respective manufacturing subcontractors, accounted for approximately 23.2%, 15.1% and 14.1% respectively, of our net revenue in the year ended December 31, 2000. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 61.8% of our net revenue in 2000 compared to 66.6% in the year ended December 31, 1999. We expect that our key customers will continue to account for a substantial portion of our revenues for 2001 and in the future.

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

     The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits in the markets for digital cable set-top boxes, cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, Voice over Internet Protocol, carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber lines, wireless communications, SystemI/O server solutions and network processing. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

OUR ACQUISITION STRATEGY MAY REQUIRE US TO UNDERTAKE SIGNIFICANT CAPITAL INFUSIONS, BE DILUTIVE TO OUR EXISTING SHAREHOLDERS, RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES.

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and January 16, 2001, we acquired 19 companies, including ServerWorks Corporation and Visiontech Ltd., which acquisitions were completed in January 2001. We plan to continue to pursue acquisition opportunities in the future.

     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technologies and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. In connection with our prior acquisitions, we recorded goodwill in the aggregate amount of $3.4 billion. The portion of such goodwill attributable to each acquisition generally will be amortized over a 60 month period from the date that such acquisition closed. In addition, in connection with our prior acquisitions we incurred deferred compensation charges in the aggregate amount of $1.2 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We anticipate recording additional goodwill and deferred compensation charges in connection with future acquisitions. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE.

     Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our product revenue in recent fiscal quarters has been derived from sales of products for the cable modem, digital cable set-top box and high-speed office network markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

     We do not own or operate a fabrication facility. Two outside foundries, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan and Chartered Semiconductor Manufacturing, or Chartered, in Singapore, manufacture substantially all of our semiconductor devices in current production. In September 1999 TSMC's principal facility was affected by a significant earthquake in Taiwan. As a consequence of this earthquake, TSMC suffered power outages and equipment damage that impaired TSMC's wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. In addition, if either TSMC or Chartered experiences financial difficulties, if either foundry suffers any damage to its facilities, experiences power outages or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

     Because we rely on outside foundries with limited capacity, we face several significant risks, including:

     - a lack of ensured wafer supply and potential wafer shortages and higher wafer prices;

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

     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

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

     During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 1,069 employees as of December 31, 1999 to 2,497 employees as of December 31, 2000, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF ANY OF THE FOUR THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

     Four third-party subcontractors, ASAT Ltd. in Hong Kong, ST Assembly Test Services, or STATS, in Singapore, Siliconware Precision Industries Ltd., or SPIL, in Taiwan and Amkor Technology in the Philippines and South Korea, assemble and test almost all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities, experiences power outages or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

     We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. In using these new subcontractors, we will be subject to all of the same risks described in the foregoing paragraph with respect to ASAT, STATS, SPIL and Amkor.

AS OUR INTERNATIONAL BUSINESS EXPANDS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO OUR INTERNATIONAL OPERATIONS.

     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 20.3% of our net revenue in the year ended December 31, 2000 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of our acquisitions of Armedia, HotHaus, Altima, Element 14 and Visiontech, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. In the future, we intend to continue to expand our international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

     Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received several export licenses under these regulations, but we cannot assure you that we will obtain any licenses for which we have currently applied or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside the United States. Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Any one or more of the foregoing factors could materially and adversely affect our business, financial condition or results of operations or require us to modify our current business practices significantly. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 33 issued United States patents and have filed over 500 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

     In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations, including product supply obligations, under those agreements, and do not correct this failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. In the future, we may have to engage in litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation may be very expensive and time consuming, divert management's attention and materially and adversely affect our business, financial condition and results of operations.

INFRINGEMENT OR OTHER CLAIMS AGAINST US COULD ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS, REQUIRE US TO REDESIGN OUR PRODUCTS OR SEEK LICENSES FROM THIRD PARTIES AND SERIOUSLY HARM OUR OPERATING RESULTS.

     Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a lawsuit against us alleging infringement of a single patent relating to tuner technology. In August 2000 Intel filed a lawsuit against us alleging infringement of five Intel patents. In November 2000 we settled litigation with Intel Corporation and its subsidiary Level One Communications, Inc. regarding the alleged misappropriation of trade secrets, unfair competition and tortious interference with existing contractual relations related to our hiring of three former Intel employees. In 1999 we settled litigation with Stanford Telecommunications, Inc. that related to the alleged infringement of one of Stanford's patents by several of our cable modem products. In 1999 we prevailed in litigation with Sarnoff Corporation and NxtWave Communications, Inc., formerly Sarnoff Digital Communications, Inc., which alleged that we misappropriated and misused certain of their trade secrets in connection with our hiring of five former Sarnoff employees. In January 2001 our subsidiary, AltoCom, settled patent litigation with Motorola, Inc. relating to software modem technology. Our subsidiary, Altima, is the defendant in patent litigation and International Trade Commission proceedings brought by Intel and Level One. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue an injunction against us that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party's proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

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

     While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenues for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our operating results would be harmed.

BECAUSE WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, ANY SIGNIFICANT CANCELLATIONS OR DEFERRALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income, which could materially and adversely affect our operating results.

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

     As of January 31, 2001 our directors and executive officers beneficially owned approximately 27.3% of our outstanding common stock and 70.5% of the total voting control held by our shareholders. In particular, as of January 31, 2001 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 26.2% of our outstanding common stock and 68.3% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since August 1, 2000 our Class A common stock has traded at prices as low as $27.09 and as high as $274.75 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

     In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in the discussion of "Legal Proceedings" we have recently been sued in several purported securities class action lawsuits, which we anticipate will be consolidated. We and our directors have also been sued in shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a very significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management's attention and resources from other matters, which could also adversely affect the price of our stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

     We believe that our existing cash, cash equivalents and investments on hand, together with the cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next 12 months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B common stock, our officers' ownership of a majority of the Class B common stock and the ability of our Board of Directors to issue preferred stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. Finally, these factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

     We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer or type of instrument.

     Debt securities are generally classified as held to maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. Primarily, these investments are sensitive to changes in interest rates. The following table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

     Principal (notional) amounts by expected maturity (at December 31, 2000):

                                                                                       FAIR VALUE
                                                       2001       2002      TOTAL         2000
                                                     --------    ------    --------    ----------
                                                        (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents...................................  $ 60,750    $   --    $ 60,750     $ 60,721
  Weighted average rate............................      6.62%       --        6.62%
Investments........................................  $ 77,682    $1,984    $ 79,666     $ 79,668
  Weighted average rate............................      6.19%     7.33%       6.22%
Total portfolio....................................  $138,432    $1,984    $140,416     $140,389
  Weighted average rate............................      6.38%     7.33%       6.39%

     Equity securities are generally classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Included in our portfolio is an equity investment in one of our significant customers, a publicly traded company. As a result of recent market price volatility, we recorded a $3.8 million unrealized loss in 2000 related to this investment. As of December 31, 2000 the fair value of this publicly traded equity investment was $17.3 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. As of December 31, 2000, the fair value of these investments was $29.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

     The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are filed as part of this Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-3
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     2. Financial Statement Schedules.

     The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                              PAGE
                                                              ----
Report of Independent Auditors on Financial Statement
  Schedule..................................................  S-1
Schedule II -- Consolidated Valuation and Qualifying
  Accounts..................................................  S-2

     3. Exhibits.

     The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K.

     The Company filed the following current reports on Form 8-K during the quarter ended December 31, 2000:

     Form 8-K/A filed on October 2, 2000 providing the historical financial statements of Innovent Systems, Inc. and unaudited pro forma financial information (Item 7).

     Form 8-K filed on October 11, 2000 reporting its agreement to acquire Element 14, Inc. (Item 5).

     Form 8-K filed on October 18, 2000 reporting the completion of its acquisition of NewPort Communications, Inc. (Item 2).

     Form 8-K filed on October 19, 2000 reporting its third quarter earnings press release and its agreement to acquire Allayer Communications (Item 5).

     Form 8-K filed on October 23, 2000 reporting the completion of its acquisition of Silicon Spice Inc. (Item 2).

     Form 8-K filed on November 7, 2000 reporting its agreement to acquire SiByte, Inc. (Item 5). This Form 8-K was subsequently amended on Form 8-K/A filed on November 9, 2000 to correct a minor typographical error.

     Form 8-K/A filed on November 13, 2000 providing the historical financial statements of Altima Communications, Inc., NewPort Communications, Inc. and Silicon Spice Inc., and unaudited pro forma financial information (Item 7). This Form 8-K/A was subsequently amended on Form 8-K/A (Amendment No. 2) filed on March 30, 2000 to revise the unaudited pro forma financial information.

     Form 8-K filed on November 22, 2000 disclosing its settlement of certain litigation with Intel (Item 9).

     Form 8-K filed on November 28, 2000 reporting its agreement to acquire Visiontech Ltd. (Item 5).

     Form 8-K filed on November 30, 2000 disclosing the completion of its acquisition of Element 14, Inc. (Item 9).

     Form 8-K filed on December 15, 2000 disclosing its strategic alliance with 3Com Corporation (Item 9).

     Form 8-K filed on December 15, 2000 disclosing the completion of its acquisition of Allayer Communications (Item 9).

     Form 8-K filed on December 29, 2000 reporting the completion of its acquisition of SiByte, Inc. (Item 2).

                          GLOSSARY OF TECHNICAL TERMS

802.11 ...................................  A family of specifications for the wireless local area network.
Adaptive Equalization.....................  Receiver technique for compensating for distortions in a transmission media.
ADSL......................................  Asymmetric Digital Subscriber Line. Twisted-pair modem technology that achieves data rates up to 8 Mbps downstream to the subscriber and 1 Mbps upstream to the network at
                                            distances up to 18,000 feet.
Bandwidth.................................  A range of signal frequencies, measured in cycles per second or Hertz (Hz). Also refers to the speed at which data is
                                            transmitted, measured in bits per second (bps).
Bluetooth.................................  A computing and telecommunications industry specification that describes how mobile phones, computers, and personal
                                            digital assistants can interconnect with each other and with home and business phones and computers using a short-range wireless connection.
Broadband Communications..................  Data transmission at speeds of greater than 1.5 Mbps.
Category 5................................  Network cabling that consists of four twisted pairs of copper wire terminated by connectors.
CMOS......................................  Complementary Metal Oxide Semiconductor. Technology used to manufacture silicon integrated circuits.
DBS.......................................  Digital Broadcast Satellite. A broadband communications technology that broadcasts digital television programming
                                            from satellites directly to dish antennas.
DOCSIS....................................  Data Over Cable Service Interface Specifications. Industry
                                            specification that defines the technical equipment for
                                            high-speed cable modem and headend equipment.
DSLAM.....................................  Digital Subscriber Line Access Multiplexer. A network device that receives signals from multiple Digital Subscriber Line connections and puts the signal on a high speed backbone.
DSP.......................................  Digital Signal Processing.
Ethernet (10Base-T).......................  Networking protocol widely used in LANs for connecting devices by means of copper twisted pair wiring at speeds of
                                            10 Mbps.
Fast Ethernet (100Base-T).................  An extension to the 10Base-T Ethernet network access method which operates at 100 Mbps.
FEC.......................................  Forward Error Correction. A receiver technique for correcting errors in the received data.
GHz.......................................  GigaHertz. One billion cycles per second.
Gigabit Ethernet (1000Base-T).............  An extension to the 100Base-T Ethernet network access method which operates at 1,000 Mbps or equivalently 1 Gbps.
Head-end..................................  The central distribution point in a cable television system.
                                            Typically serves tens to hundreds of thousands of homes.
HFC.......................................  Hybrid Fiber Coax. Upgraded cable plant which uses a combination of fiber optic cable in the backbone and coaxial cable in the subscriber feeder plant.
HomePNA 2.0...............................  Home Phoneline Networking Alliance's 2.0 Standard for 32
                                            Mbps home networking technology.
IC........................................  Integrated Circuit.
IPSec. ...................................  Internet Protocol Security. A standard for security at the network or packet processing layer of network communication.
Kbps......................................  Kilobits per second.
LAN.......................................  Local Area Network. A private data communications network linking a variety of data devices such as computers and
                                            printers within an office or home environment.

LMDS......................................  Local Multipoint Distribution System. A broadband wireless communications network that uses microwave frequencies above 10 GHz to transmit video and data to residences over a cellular-like network at distances under a few miles.
MAC.......................................  Media Access Control. Protocol for controlling the upstream and downstream traffic flow in a local or wide area network.
MAN.......................................  Metropolitan Area Network. A private data communications network linking a variety of data devices such as computers and printers within a geographic area.
Mbps......................................  Megabits per second. Million bits per second.
MMDS......................................  Multichannel Multipoint Distribution Service. A broadband wireless communications network that uses microwave frequencies below 10 GHz to transmit video and data to residences at distances up to tens of miles.
MPEG......................................  Moving Picture Experts Group. Industry standard for compressing and decompressing digital audio video signals.
NIC.......................................  Network Interface Card. Plug-in adapter card enables a computer to connect to a
                                            LAN.
QAM.......................................  Quadrature Amplitude Modulation. A digital modulation technique that allows very efficient transmission of data over media with limited available bandwidth.
RISC......................................  Reduced Instruction Set Computer.
RF........................................  Radio Frequency.
SSL.......................................  Secure Socket Layer. A protocol for securing message transmission on the Internet.
SONET.....................................  Synchronous Optical Network. A standard for synchronous data transmission on optical media.
V.90 .....................................  A modem standard approved by the International Telecommunications Union for transmitting data downstream at a 56 Kbbps (thousand bits per second)
VDSL......................................  Very High Bit-Rate Digital Subscriber Line. Twisted pair modem technology that achieves data rates up to 52 Mbps downstream to the subscriber and 6 Mbps upstream to the network at distances up to 4,000 feet.
VoIP......................................  Voiceover Internet Protocol. A protocol allowing telephone calls to be made and faxes to be sent over Internet-based data networks.
VSB.......................................  Vestigial Side Band. North American standard for broadcast HDTV.
WAN.......................................  Wide Area Network. A data communications network, such as the Internet, which links a variety of data devices over a large geographical distance.
xDSL......................................  Generic representation of the entire family of Digital Subscriber Line technologies spanning data rates from 128 kbps to 52 Mbps depending on the distance between the central office and subscriber.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Broadcom Corporation

     We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ERNST & YOUNG LLP

Orange County, California
January 23, 2001, except for
Notes 2, 8 and 11 as to which
the date is March 30, 2001

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000          1999
                                                              -----------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   523,904    $180,816
  Short-term investments....................................       77,682      90,059
  Accounts receivable (net of allowances for doubtful
     accounts and sales returns and allowances of $18,910 in
     2000 and $7,673 in 1999)...............................      172,314      92,124
  Inventory.................................................       52,137      19,177
  Deferred taxes............................................       10,397       8,380
  Prepaid expenses..........................................       39,220      12,950
                                                              -----------    --------
          Total current assets..............................      875,654     403,506
Property and equipment, net.................................      132,870      51,151
Long-term investments.......................................        1,984       9,351
Deferred taxes..............................................      351,937     137,779
Goodwill and purchased intangible assets, net...............    3,260,464          --
Other assets................................................       54,913       7,966
                                                              -----------    --------
          Total assets......................................  $ 4,677,822    $609,753
                                                              ===========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $    78,163    $ 46,458
  Wages and related benefits................................       34,720      15,430
  Accrued liabilities.......................................       66,030      26,131
  Note payable..............................................       21,051          --
  Other current liabilities.................................        2,598       4,862
                                                              -----------    --------
          Total current liabilities.........................      202,562      92,881
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, $.0001 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- none in 2000 and
      1999..................................................           --          --
  Class A common stock, $.0001 par value:
     Authorized shares -- 800,000,000
     Issued and outstanding shares -- 163,148,904 in 2000
      and 110,402,852 in 1999...............................           16          11
  Class B common stock, $.0001 par value:
     Authorized shares -- 400,000,000
     Issued and outstanding shares -- 81,172,979 in 2000 and
      102,596,638 in 1999...................................            8          10
  Additional paid-in capital................................    6,236,968     451,284
  Notes receivable from employees...........................      (14,575)     (1,821)
  Deferred compensation.....................................   (1,135,555)    (12,632)
  Retained earnings (accumulated deficit)...................     (607,791)     80,031
  Accumulated other comprehensive loss......................       (3,811)        (11)
                                                              -----------    --------
          Total shareholders' equity........................    4,475,260     516,872
                                                              -----------    --------
          Total liabilities and shareholders' equity........  $ 4,677,822    $609,753
                                                              ===========    ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------    --------    --------
Gross revenue...............................................  $1,134,763    $521,225    $216,729
Less: fair value of warrants earned by customers............     (38,603)         --          --
                                                              ----------    --------    --------
Net revenue.................................................   1,096,160     521,225     216,729
Cost of revenue(1)..........................................     484,219     211,991      91,403
                                                              ----------    --------    --------
Gross profit................................................     611,941     309,234     125,326
Operating expense:
  Research and development(2)...............................     250,676     119,300      54,285
  Selling, general and administrative(2)....................     103,305      61,475      33,595
  Stock-based compensation..................................     115,307       3,560       1,786
  Amortization of goodwill..................................     136,984          --          --
  Amortization of purchased intangible assets...............       1,255          --          --
  In-process research and development.......................     713,050          --          --
  Merger-related costs......................................       4,745      15,210          --
  Litigation settlement costs...............................          --      17,036          --
                                                              ----------    --------    --------
Income (loss) from operations...............................    (713,381)     92,653      35,660
Interest and other income, net..............................      21,606       8,648       4,180
                                                              ----------    --------    --------
Income (loss) before income taxes...........................    (691,775)    101,301      39,840
Provision (benefit) for income taxes........................      (3,953)     28,830      18,451
                                                              ----------    --------    --------
Net income (loss)...........................................  $ (687,822)   $ 72,471    $ 21,389
                                                              ==========    ========    ========
Basic earnings (loss) per share.............................  $    (3.13)   $    .36    $    .13
                                                              ==========    ========    ========
Diluted earnings (loss) per share...........................  $    (3.13)   $    .31    $    .10
                                                              ==========    ========    ========
Weighted average shares (basic).............................     220,101     201,667     169,716
                                                              ==========    ========    ========
Weighted average shares (diluted)...........................     220,101     235,651     205,511
                                                              ==========    ========    ========
- ------------------------------

(1) Cost of revenue includes the following:
      Stock-based compensation..............................  $    4,578    $    149    $    114
      Amortization of purchased intangible assets...........       2,266          --          --
                                                              ----------    --------    --------
                                                              $    6,844    $    149    $    114
                                                              ==========    ========    ========
(2) Excludes stock-based compensation as follows:
      Research and development..............................      85,302       2,433       1,259
      Selling, general and administrative...................      30,005       1,127         527
                                                              ----------    --------    --------
                                                              $  115,307    $  3,560    $  1,786
                                                              ==========    ========    ========
    Excludes amortization of purchased intangible assets as
     follows:
      Research and development..............................  $    1,152    $     --    $     --
      Selling, general and administrative...................         103          --          --
                                                              ----------    --------    --------
                                                              $    1,255    $     --    $     --
                                                              ==========    ========    ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            CONVERTIBLE                                               NOTES
                                          PREFERRED STOCK          COMMON STOCK        ADDITIONAL   RECEIVABLE
                                       ---------------------   ---------------------    PAID-IN        FROM        DEFERRED
                                         SHARES      AMOUNT       SHARES      AMOUNT    CAPITAL     EMPLOYEES    COMPENSATION
                                       ----------   --------   ------------   ------   ----------   ----------   ------------
Balance at December 31, 1997.........   3,567,839   $ 28,617   140,676,397     $14     $   26,925    $ (3,362)   $    (1,090)
 Conversion of preferred stock.......  (3,567,839)   (28,617)   33,814,068       3         28,614          --             --
 Initial public offering.............          --         --    14,480,000       2         79,168          --             --
 Follow-on offering..................          --         --     1,880,000      --         30,548          --             --
 Pooling-of-interest transactions....          --         --     5,108,730      --         18,306          --             --
 Exercise of stock options, net......          --         --     3,612,408       1          2,002        (191)            --
 Employee stock purchase plan........          --         --       338,256      --          1,725          --             --
 Repayment of notes receivable.......          --         --            --      --             --         810             --
 Tax benefit from stock plans........          --         --            --      --         25,171          --             --
 Deferred compensation, net..........          --         --            --      --          8,888          --         (8,888)
 Stock-based compensation............          --         --            --      --             --          --          1,900
 Components of comprehensive income:
   Translation adjustments...........          --         --            --      --             --          --             --
   Net income........................          --         --            --      --             --          --             --
 Comprehensive income................          --         --            --      --             --          --             --
                                       ----------   --------   -----------     ---     ----------    --------    -----------
Balance at December 31, 1998.........          --         --   199,909,859      20        221,347      (2,743)        (8,078)
 Pooling-of-interest transactions....          --         --     3,406,871      --         37,642          --             --
 Exercise of stock options, net......          --         --     8,945,672       1         23,909        (394)            --
 Employee stock purchase plan........          --         --       737,088      --          5,016          --             --
 Repayment of notes receivable.......          --         --            --      --             --       1,316             --
 Tax benefit from stock plans........          --         --            --      --        154,103          --             --
 Deferred compensation, net..........          --         --            --      --          9,267          --         (9,267)
 Stock-based compensation............          --         --            --      --             --          --          4,713
 Components of comprehensive income:
   Translation adjustments...........          --         --            --      --             --          --             --
   Net income........................          --         --            --      --             --          --             --
 Comprehensive income................          --         --            --      --             --          --             --
                                       ----------   --------   -----------     ---     ----------    --------    -----------
Balance at December 31, 1999.........          --         --   212,999,490      21        451,284      (1,821)       (12,632)
 Purchase transactions...............          --         --    20,899,073       2      3,893,441          --             --
 Pooling-of-interest transactions....          --         --       176,049      --          1,061          --             --
 Exercise of stock options, net......          --         --     9,767,556       1        131,786     (13,668)            --
 Employee stock purchase plan........          --         --       479,715      --         11,774          --             --
 Repayment of notes receivable.......          --         --            --      --             --         914             --
 Tax benefit from stock plans........          --         --            --      --        465,887          --             --
 Deferred compensation, net..........          --         --            --      --      1,236,013          --     (1,236,013)
 Stock-based compensation............          --         --            --      --          7,119          --        113,090
 Fair value of warrants earned by
   customers.........................          --         --            --      --         38,603          --             --
 Components of comprehensive loss:
   Change in net unrealized loss on
     investment......................          --         --            --      --             --          --             --
   Translation adjustments...........          --         --            --      --             --          --             --
   Net loss..........................          --         --            --      --             --          --             --
 Comprehensive loss..................          --         --            --      --             --          --             --
                                       ----------   --------   -----------     ---     ----------    --------    -----------
Balance at December 31, 2000.........          --   $     --   244,321,883     $24     $6,236,968    $(14,575)   $(1,135,555)
                                       ==========   ========   ===========     ===     ==========    ========    ===========

                                         RETAINED      ACCUMULATED
                                         EARNINGS         OTHER           TOTAL
                                       (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                         DEFICIT)         LOSS           EQUITY
                                       ------------   -------------   -------------
Balance at December 31, 1997.........   $  (5,232)       $    --       $   45,872
 Conversion of preferred stock.......          --             --               --
 Initial public offering.............          --             --           79,170
 Follow-on offering..................          --             --           30,548
 Pooling-of-interest transactions....      (2,162)            --           16,144
 Exercise of stock options, net......          --             --            1,812
 Employee stock purchase plan........          --             --            1,725
 Repayment of notes receivable.......          --             --              810
 Tax benefit from stock plans........          --             --           25,171
 Deferred compensation, net..........          --             --               --
 Stock-based compensation............          --             --            1,900
 Components of comprehensive income:
   Translation adjustments...........          --           (117)            (117)
   Net income........................      21,389             --           21,389
                                                                       ----------
 Comprehensive income................          --             --           21,272
                                        ---------        -------       ----------
Balance at December 31, 1998.........      13,995           (117)         224,424
 Pooling-of-interest transactions....      (6,435)            --           31,207
 Exercise of stock options, net......          --             --           23,516
 Employee stock purchase plan........          --             --            5,016
 Repayment of notes receivable.......          --             --            1,316
 Tax benefit from stock plans........          --             --          154,103
 Deferred compensation, net..........          --             --               --
 Stock-based compensation............          --             --            4,713
 Components of comprehensive income:
   Translation adjustments...........          --            106              106
   Net income........................      72,471             --           72,471
                                                                       ----------
 Comprehensive income................          --             --           72,577
                                        ---------        -------       ----------
Balance at December 31, 1999.........      80,031            (11)         516,872
 Purchase transactions...............          --             --        3,893,443
 Pooling-of-interest transactions....          --             --            1,061
 Exercise of stock options, net......          --             --          118,119
 Employee stock purchase plan........          --             --           11,774
 Repayment of notes receivable.......          --             --              914
 Tax benefit from stock plans........          --             --          465,887
 Deferred compensation, net..........          --             --               --
 Stock-based compensation............          --             --          120,209
 Fair value of warrants earned by
   customers.........................          --             --           38,603
 Components of comprehensive loss:
   Change in net unrealized loss on
     investment......................          --         (3,799)          (3,799)
   Translation adjustments...........          --             (1)              (1)
   Net loss..........................    (687,822)            --         (687,822)
                                                                       ----------
 Comprehensive loss..................          --             --         (691,622)
                                        ---------        -------       ----------
Balance at December 31, 2000.........   $(607,791)       $(3,811)      $4,475,260
                                        =========        =======       ==========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
OPERATING ACTIVITIES
Net income (loss)........................................  $(687,822)   $ 72,471    $  21,389
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization..........................     24,493      16,070        9,718
  Fair value of warrants earned by customers.............     38,603          --           --
  Stock-based compensation...............................    120,209       4,713        1,900
  Amortization of goodwill and purchased intangible
     assets..............................................    140,505          --           --
  In-process research and development....................    713,050          --           --
  Tax benefit from stock plans...........................    121,631      51,653       25,171
  Deferred taxes.........................................   (154,060)    (27,973)     (13,815)
  Change in operating assets and liabilities:
     Accounts receivable.................................    (78,350)    (49,661)     (31,798)
     Inventory...........................................    (29,850)    (11,852)      (4,613)
     Prepaid expenses and other assets...................    (37,929)     (3,255)     (12,673)
     Accounts payable....................................     (1,802)     23,952       12,753
     Other accrued liabilities...........................     31,895      33,197        5,457
                                                           ---------    --------    ---------
          Net cash provided by operating activities......    200,573     109,315       13,489
INVESTING ACTIVITIES
Purchases of property and equipment, net.................    (80,666)    (31,278)     (29,890)
Purchase of minority investments.........................    (25,900)     (3,500)          --
Net cash received from purchase transactions.............     69,402          --           --
Proceeds from sale of held-to-maturity investments.......     53,857          --        8,808
Purchases of held-to-maturity investments................    (13,668)    (22,240)     (85,978)
                                                           ---------    --------    ---------
          Net cash provided by (used in) investing
            activities...................................      3,025     (57,018)    (107,060)
FINANCING ACTIVITIES
Proceeds from debt obligations...........................        250       1,367        5,440
Payments on debt obligations.............................     (6,295)     (8,422)      (5,202)
Net proceeds from initial public offering................         --          --       79,170
Net proceeds from follow-on offering.....................         --          --       30,548
Net proceeds from issuance of common stock...............    144,621      56,703       25,848
Proceeds from repayment of notes receivable..............        914       1,316          810
                                                           ---------    --------    ---------
          Net cash provided by financing activities......    139,490      50,964      136,614
                                                           ---------    --------    ---------
Increase in cash and cash equivalents....................    343,088     103,261       43,043
Cash and cash equivalents at beginning of year...........    180,816      77,555       34,512
                                                           ---------    --------    ---------
Cash and cash equivalents at end of year.................  $ 523,904    $180,816    $  77,555
                                                           =========    ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid............................................  $     153    $    625    $     506
                                                           =========    ========    =========
Income taxes paid........................................  $   4,028    $  2,401    $   9,890
                                                           =========    ========    =========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Broadcom Corporation (the "Company") is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, the Company designs, develops and supplies system-on-a-chip solutions for applications in digital cable set-top boxes and cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, Voice over Internet Protocol (VoIP), carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber lines (xDSL), wireless communications, SystemI/O(TM) server solutions and network processing.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     All historical financial information has been restated to include the operations of nine acquisitions accounted for on a pooling-of-interests basis as if each acquired Company had been combined with the Company prior to the beginning of each period presented.

     In 1999 the Company established an international distribution center in Singapore and a design center in the Netherlands. Additionally, as a result of acquisitions, the Company has software design, development and marketing activities in Canada and design and development activities in India, Taiwan, the United Kingdom, Belgium and Israel. At December 31, 2000 approximately $205.0 million of the Company's net assets were located outside of the United States, primarily in Singapore.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, warranty reserves and income tax valuation allowances.

REVENUE RECOGNITION

     Gross revenue from product sales is recognized at the time of shipment, except for shipments to stocking distributors whereby revenue is recognized upon sale to the end customer. Provision is concurrently made for estimated product returns. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. Net revenue represents gross revenue less the fair value of warrants earned by customers. See Note 2.

CONCENTRATION OF CREDIT RISK

     The Company sells the majority of its products throughout North America, Europe and Asia. Sales to the Company's recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have not been significant and have been within management's expectations.

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

INVESTMENTS

     The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

     The Company also has certain other minority investments in publicly traded and privately held companies for the promotion of business and strategic objectives. These investments are included in other assets on the Company's balance sheet and are carried at fair value or cost, as appropriate. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment has been indicated to date.

INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Work in process..........................................  $18,513    $11,878
Finished goods...........................................   33,624      7,299
                                                           -------    -------
                                                           $52,137    $19,177
                                                           =======    =======

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives ranging from two to seven years. Property and equipment are comprised of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Leasehold improvements.................................  $ 34,477    $  5,999
Office furniture and equipment.........................    22,354       6,999
Machinery and equipment................................    35,408      20,027
Computer software and equipment........................    70,218      40,614
Construction in progress...............................    17,369       4,478
                                                         --------    --------
                                                          179,826      78,117
Less accumulated depreciation and amortization.........   (46,956)    (26,966)
                                                         --------    --------
                                                         $132,870    $ 51,151
                                                         ========    ========

GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to five years. Goodwill and purchased intangible assets were comprised of the following at December 31, 2000 (in thousands):

Goodwill.................................................  $3,350,659
Other purchased intangible assets........................      50,310
                                                           ----------
                                                            3,400,969
Less accumulated amortization............................    (140,505)
                                                           ----------
                                                           $3,260,464
                                                           ==========

     Other purchased intangible assets include items such as assembled workforce, completed technology, customer base and software. No goodwill or purchased intangible assets were recorded in 1999.

LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are regularly performed to determine whether the carrying value of assets is impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with Statement No. 123.

     In March 2000 the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions therein cover specific events that occurred after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require that the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as stock-based compensation over the remaining future vesting period. The Company adopted these new rules in its third fiscal quarter (beginning July 1, 2000) for acquisitions accounted for as purchase business combinations.

     The Company also complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company's common stock into the option valuation model.

EARNINGS PER SHARE

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities.

     The following table sets forth the computation of earnings (loss) per share:

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2000           1999          1998
                                                    -----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator: net income (loss)......................   $(687,822)     $ 72,471      $ 21,389
                                                     =========      ========      ========
Denominator:
  Weighted average shares outstanding.............     223,200       207,701       181,269
  Less: nonvested common shares outstanding.......      (3,099)       (6,034)      (11,553)
                                                     ---------      --------      --------
Denominator for basic earnings (loss) per common
  share...........................................     220,101       201,667       169,716
Effect of dilutive securities:
  Nonvested common shares.........................          --         4,798         7,156
  Stock options...................................          --        29,178        20,172
  Convertible preferred stock.....................          --            --         8,453
  Warrants........................................          --             8            14
                                                     ---------      --------      --------
Denominator for diluted earnings (loss) per common
  share...........................................     220,101       235,651       205,511
                                                     =========      ========      ========
  Basic earnings (loss) per share.................   $   (3.13)     $    .36      $    .13
                                                     =========      ========      ========
  Diluted earnings (loss) per share...............   $   (3.13)     $    .31      $    .10
                                                     =========      ========      ========

     Approximately 41.3 million common share equivalents have been excluded from the diluted loss per share calculation for the year ended December 31, 2000, as they would have been antidilutive. The effect of the performance-based warrants assumed by the Company and other contingent equity consideration paid by the Company in connection with certain acquisitions will be included in the calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned. See Note 2.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Research and development expenditures are expensed in the period incurred.

WARRANTY

     The Company provides a one-year warranty on most products and records a related provision for estimated warranty costs at the date of sale. The estimated warranty liability at December 31, 2000 and 1999 was $3.4 million and $3.7 million, respectively.

ADVERTISING EXPENSE

     Advertising costs are expensed in the period incurred.

INTEREST EXPENSE

     Interest expense for the years ended December 31, 2000, 1999 and 1998 was $332,000, $751,000 and $480,000, respectively.

COMPREHENSIVE INCOME

     FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Other accumulated comprehensive loss includes foreign currency translation adjustments and unrealized loss on investment. The components of comprehensive income (loss) are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                    2000            1999          1998
                                                  ---------    --------------    -------
                                                               (IN THOUSANDS)
Net income (loss)...............................  $(687,822)      $72,471        $21,389
Other comprehensive income (loss):
  Change in net unrealized loss on investment...     (3,799)           --             --
  Change in accumulated translation
     adjustments................................         (1)          106           (117)
                                                  ---------       -------        -------
Total comprehensive income (loss)...............  $(691,622)      $72,577        $21,272
                                                  =========       =======        =======

SEGMENTS OF A BUSINESS ENTERPRISE

     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment, broadband communications.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers investment securities with original maturities of ninety days or less to be cash equivalents.

     The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000       1999      1998
                                                           --------   --------   ------
                                                                  (IN THOUSANDS)
Purchase of equipment through capital leases.............  $    168   $  2,275   $1,519
Note payable issued for strategic investment.............    21,051         --       --
Notes receivable from employees issued in connection with
  exercise of stock options..............................        --        394      191
Non-interest bearing notes payable converted to common
  stock..................................................        --      3,142       --
Tax benefit from exercise of stock options and stock
  purchase plan..........................................   344,256    102,450       --

RECLASSIFICATIONS

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No 133"). Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company is required to and will adopt Statement 133 in the first quarter of 2001. Management does not expect the initial adoption of Statement 133 to have a significant effect on the Company's consolidated results of operations or financial position.

     In September 1999 the FASB issued EITF Topic No. D-83, Accounting for Payroll Taxes Associated with Stock Option Exercises ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as an operating expense. Payroll tax on stock option exercises for the years ended December 31, 2000, 1999 and 1998 was $16.9 million, $5.0 million and $0.8 million, respectively.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

 2. BUSINESS COMBINATIONS

     During 2000 the Company completed eight acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of these acquired companies incurred after their respective acquisition dates.

     In addition, the Company completed nine acquisitions accounted for as poolings of interests in 2000 and 1999. The restated consolidated financial statements give effect to these transactions as if they had occurred prior to the beginning of each period presented and reflect adjustments made to (i) conform the accounting policies of the combined companies and (ii) eliminate intercompany accounts and transactions.

PURCHASE TRANSACTIONS

     A summary of transactions accounted for using the purchase method of accounting is outlined below:

                                                                                         SHARES         SHARES
                                                                            SHARES    RESERVED FOR   RESERVED FOR
                                                                           RESERVED   PERFORMANCE-     CERTAIN        TOTAL
                                                                              FOR        BASED          FUTURE        SHARES
                                  DATE                           SHARES     OPTIONS     WARRANTS     PERFORMANCE    ISSUED OR
      COMPANY ACQUIRED          ACQUIRED        BUSINESS         ISSUED     ASSUMED     ASSUMED         GOALS        RESERVED
      ----------------         ----------       --------        ---------  ---------  ------------   ------------   ----------
Innovent Systems, Inc........  July 2000   RF integrated        2,339,149    605,925          --             --      2,945,074
                                           circuits for
                                           wireless
Puyallup Integrated Circuit    Aug. 2000   ASIC design            148,539    139,993          --             --        288,532
  Company, Inc...............              services
Altima Communications,         Sept. 2000  Ethernet physical    1,661,784    875,036   2,889,664             --      5,426,484
  Inc........................              layer transceivers
NewPort Communications,        Oct. 2000   Integrated circuits  5,211,050    411,069          --             --      5,622,119
  Inc........................              for optical
                                           communications
                                           equipment
Silicon Spice Inc............  Oct. 2000   Communications       3,864,050  1,087,215      39,604             --      4,990,869
                                           processors
Element 14, Inc..............  Nov. 2000   Integrated circuits  1,792,433    947,333          --             --      2,739,766
                                           used in DSL
Allayer Communications.......  Dec. 2000   Integrated circuits    839,467    426,961     756,900        300,000      2,323,328
                                           for wide area and
                                           Ethernet switching
                                           applications
SiByte, Inc..................  Dec. 2000   Network processors   5,042,601    585,140   1,841,679      3,751,878     11,221,298

  Allocation of Purchase Consideration

     For each of the eight purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with

APB Opinion No. 16, Business Combinations ("APB 16"). Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                               ASSETS       GOODWILL AND                  DEFERRED TAX
                            (LIABILITIES)    PURCHASED       DEFERRED        ASSETS                      TOTAL
                               ASSUMED      INTANGIBLES    COMPENSATION   (LIABILITIES)    IPR&D     CONSIDERATION
                            -------------   ------------   ------------   -------------   --------   -------------
Innovent..................    $  7,297       $  267,636     $  273,740      $ (67,996)    $ 41,690    $  522,367
Puyallup..................        (460)          37,982         35,934         (8,767)          --        64,689
Altima....................       1,955          393,047        159,490        (27,954)       3,970       530,508
NewPort...................      11,977          894,535        261,002        (80,396)     198,460     1,285,578
Silicon Spice.............      26,346          635,941        258,274        (14,796)     219,300     1,125,065
Element 14................     (18,805)         383,819         70,646          4,835       64,630       505,125
Allayer...................       9,808          170,326          8,451         (6,013)      11,620       194,192
SiByte....................      23,447          617,683        174,106        (81,054)     173,380       907,562
                              --------       ----------     ----------      ---------     --------    ----------
Total.....................    $ 61,565       $3,400,969     $1,241,643      $(282,141)    $713,050    $5,135,086
                              ========       ==========     ==========      =========     ========    ==========

     The consideration for each of the purchase transactions was calculated as follows: a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and b) restricted common stock and employee stock options were valued in accordance with FIN 44. Assets (liabilities) assumed in connection with the purchase transactions include the acquisition costs incurred by the Company.

  Accounting for Performance-Based Warrants

     In each of the acquisitions of Altima, Silicon Spice, Allayer and SiByte, the Company reserved additional shares of its Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of the acquired company that were assumed by the Company and become exercisable upon the satisfaction by customers of their obligations under certain purchase and development agreements. In allocating the purchase price for Altima, Silicon Spice, Allayer and SiByte, no value has been assigned to the purchase and development agreements under which performance-based warrants were issued because they were executory contracts and their terms were at fair value. However, pursuant to the provisions of EITF 96-18, the related warrants have been assigned fixed values. Under EITF 96-18, a performance-based warrant is accounted for using its value at its date of issuance if a significant disincentive to the customer exists that makes the customer's performance probable ("fixed accounting"). At the time the Company assumed the warrants and related purchase and development agreements, the Company determined, in consultation with its independent auditors, that fixed accounting, with the date of acquisition as the valuation measurement date, was required. With respect to the purchase agreements, this determination was based on the fact that the customers are subject to substantial penalties, which include cash penalties if there are shortfalls in meeting the minimum purchase requirements on a periodic basis throughout the term of the agreements and in some cases further cash penalties payable at the end of the agreements if aggregate purchase commitments are not met. With respect to the development agreements, this determination was based on the fact that the customers are subject to substantial cash penalties if the customers fail to fulfill their obligations. In its evaluation, the Company considered the significance of the cash penalties in relation to both the amounts in each purchase and development agreement and the financial statements of the customers, the effect of forfeiture of the value of the warrants, and the intent and ability of customers to purchase the required products and development services under the agreements.

     These warrants will be accounted for in the Company's financial statements pursuant to EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee ("EITF D-90"). EITF D-90 announces an SEC Staff position that an issuer of a performance-based warrant should treat it as unissued for accounting purposes until the issuer has received benefit and the warrant vests. Accordingly, the warrants assumed in the Altima, Silicon Spice, Allayer and SiByte acquisitions will be recorded as a reduction of revenue, based on the per share warrant fair values at the dates of the respective acquisitions, only as and to the extent any warrants are earned and vest in future periods.

     Customers earned performance-based warrants to purchase 162,280 shares of the Company's Class A common stock in the twelve months ended December 31, 2000. Revenue was reduced by $38.6 million for the fair value of the warrants earned by customers.

     The fair value, weighted average remaining contractual life and exercise price of the assumed performance-based warrants outstanding and exercisable as of December 31, 2000 were as follows:

                                                             OUTSTANDING
                                                  ----------------------------------
                                                               WEIGHTED
                                                                AVERAGE
                                                               REMAINING                    EXERCISABLE
                                                              CONTRACTUAL              ----------------------
                                     PER SHARE    NUMBER OF      LIFE       EXERCISE     SHARES      EXERCISE
            ACQUISITION              FAIR VALUE    SHARES       (YEARS)      PRICE     EXERCISABLE    PRICE
            -----------              ----------   ---------   -----------   --------   -----------   --------
Altima.............................   $238.56     2,889,664      2.57       $0.0143        --        $0.0143
Silicon Spice......................   $227.31        29,703      1.58       $0.0111        --        $0.0111
Allayer............................   $142.81       756,900      2.97       $0.0328        --        $0.0328
SiByte.............................   $123.13     1,841,679      3.79       $0.0039        --        $0.0039

     The warrants generally vest quarterly over the period from October 2000 through July 2004, subject to satisfaction by customers of the applicable purchase and development requirements, and are generally exercisable for one year after the vesting date. The performance-based warrants assumed in the Altima, Silicon Spice, Allayer and SiByte acquisitions have been assigned fixed values based on the per share warrant fair values using the Black-Scholes pricing model at the date they were assumed by the Company. The fair value of the warrants was estimated assuming no expected dividends, a weighted average expected life of approximately three years, a weighted average risk-free interest rate of 6.2% and an expected volatility of .90. The weighted average fair value and exercise price of warrants assumed during 2000 were $186.91 and $0.0133, respectively. A total of 9,901 warrants were vested and exercised, and no warrants were cancelled, forfeited or expired, during the year ended December 31, 2000. Additionally, warrants to purchase 152,379 shares of common stock were vested and warrants to purchase 5,365,567 shares of common stock were unvested at December 31, 2000.

  Accounting for Contingent Consideration

     In connection with the acquisitions of Allayer and SiByte, if certain future performance goals are satisfied, the consideration for these acquisitions will be increased. Such additional consideration will be accounted for in accordance with APB 16, FIN 44 and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated to goodwill and deferred compensation and amortized over the remaining useful life of goodwill and the remaining vesting periods of the applicable equity instruments. In addition, outstanding options assumed in these transactions are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied.

  In-Process Research and Development

     In-process research and development ("IPR&D") aggregated $713.1 million for purchase transactions completed in 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

     The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of completed technology is included in identifiable intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects.

     As of the closing date of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

  Pro Forma Data

     The pro forma statements of operations data of the Company set forth below gives effect to the eight purchase transactions as if they had occurred at the beginning of fiscal 1999. The following unaudited pro forma statements of operations data includes amortization of goodwill, purchased intangible assets and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 1999.

                                                        TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     ----------    -----------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Pro forma net revenue..............................  $1,127,603    $   538,974
Pro forma net loss.................................    (933,210)    (1,063,633)
Pro forma loss per share...........................       (3.94)         (4.86)

POOLING-OF-INTERESTS TRANSACTIONS

     In 2000 the Company acquired Digital Furnace Corporation, BlueSteel Networks, Inc., Stellar Semiconductor, Inc. and Pivotal Technologies Corporation. In connection with these acquisitions, the Company issued an aggregate of 3,911,130 shares of its Class B common stock in exchange for all shares of the acquired companies' preferred stock and common stock and reserved an additional 373,713 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by the Company.

     In 1999 the Company acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc. and AltoCom, Inc. In connection with these acquisitions, the Company issued an aggregate of 19,450,786 shares of its Class B common stock in exchange for all shares of the acquired companies' preferred stock and common stock and reserved an additional 1,849,450 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options, warrants and other rights assumed by the Company.

     Each of the foregoing acquisitions was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Maverick, Epigram, Armedia, HotHaus, AltoCom, Digital Furnace, BlueSteel, Stellar and Pivotal. A reconciliation of revenue, net income (loss) and diluted earnings (loss) per share originally reported for the years ended December 31, 1999 and 1998 to the restated amounts presented in the accompanying Consolidated Statements of Operations is set forth below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue
  Broadcom (as originally reported on Form 10-K)............   $518,183      $203,095
  Pooling-of-interests transactions.........................      3,042        13,634
                                                               --------      --------
          Total.............................................   $521,225      $216,729
                                                               ========      ========
Net income (loss)
  Broadcom (as originally reported on Form 10-K)............   $ 83,287      $ 36,398
  Pooling-of-interests transactions.........................    (10,816)      (15,009)
                                                               --------      --------
          Total.............................................   $ 72,471      $ 21,389
                                                               ========      ========
Diluted earnings (loss) per share
  Broadcom (as originally reported on Form 10-K)............   $    .36      $    .18
  Pooling-of-interests transactions.........................       (.05)         (.08)
                                                               --------      --------
          Total.............................................   $    .31      $    .10
                                                               ========      ========

     The historical numbers of shares of the acquired companies' respective common stock and common stock equivalents have been converted to equivalent shares of the Company's common stock based on the applicable exchange ratios used to convert the respective outstanding shares of each of these companies on the respective acquisition dates.

     Included in revenue for the year ended December 31, 2000 were aggregate revenues of $0.3 million incurred by acquired companies prior to the respective closings of the four pooling-of-interests acquisitions that were consummated in 2000. Included in net loss for the year ended December 31, 2000 were aggregate net losses of $8.8 million from these companies incurred prior to the respective closings of the acquisitions.

     AltoCom recorded approximately $6.4 million and $2.2 million in the years ended December 31, 1999 and 1998, respectively, representing accretion to redemption value of its preferred stock. Such amounts have been presented as reductions to retained earnings in the accompanying Consolidated Statements of Shareholders' Equity.

  Merger-Related Costs

     In connection with the pooling-of-interests transactions that occurred in 2000 and 1999, the Company recorded approximately $4.7 million and $15.2 million in charges during the respective years for direct and other merger-related costs and certain restructuring programs. Merger transaction costs aggregated approximately $4.7 million and $11.9 million for 2000 and 1999, respectively, and consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs of approximately $3.3 million were incurred in 1999 and include provisions for the disposal of duplicative facilities and assets, write-downs of unutilized assets, and adjustments to conform accounting policies to those of the Company. No restructuring costs were incurred in 2000.

3. INVESTMENTS

     At December 31, 2000 all of the Company's held-to-maturity investments consisted of commercial paper and federal, state, municipal and county government bonds. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. The Company's investments in equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted through comprehensive income. A summary of the Company's investments held at December 31, 2000 by balance sheet caption is as follows:

                                                        GROSS         GROSS
                                                      UNREALIZED    UNREALIZED      FAIR
                                            COST        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
                                                           (IN THOUSANDS)
Cash equivalents........................  $ 60,750       $--         $   (29)     $ 60,721
Short-term investments..................    77,682        25             (34)       77,673
Long-term investments...................     1,984        11              --         1,995
                                          --------       ---         -------      --------
Securities classified as
  held-to-maturity......................   140,416        36             (63)      140,389
Equity securities (Note 9)..............    21,051        --          (3,799)       17,252
                                          --------       ---         -------      --------
          Total securities..............  $161,467       $36         $(3,862)     $157,641
                                          ========       ===         =======      ========

     Scheduled maturities of held-to-maturity investments at December 31, 2000 were as follows:

                                                         AMORTIZED      FAIR
                                                           COST        VALUE
                                                         ---------    --------
                                                            (IN THOUSANDS)
Debt securities maturing within:
  One year.............................................  $138,432     $138,394
  Two years............................................     1,984        1,995
                                                         --------     --------
                                                         $140,416     $140,389
                                                         ========     ========

     Equity securities consist of warrants to purchase shares of a public company and have been valued using the Black-Scholes option pricing model.

4. INCOME TAXES

     A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000         1999       1998
                                                     ---------    --------    -------
                                                              (IN THOUSANDS)
Statutory federal provision (benefit) for income
  taxes............................................  $(242,121)   $ 35,455    $13,944
Increase (decrease) in taxes resulting from:
  Non-deductible goodwill amortization.............     47,945          --         --
  In-process research and development..............    249,568          --         --
  State taxes, net of federal benefit..............    (16,821)     (1,071)       516
  Benefit of research and development tax
     credits.......................................    (41,999)    (14,906)    (3,640)
  Losses of acquired companies not benefited.......         --          --      4,326
  Tax rate differential on foreign earnings........     (3,187)      7,736      3,068
  Other non-deductible expenses....................      2,712       2,495         --
  Tax exempt interest..............................       (319)       (845)      (458)
  Other............................................        269         (34)       695
                                                     ---------    --------    -------
          Total provision (benefit) for income
            taxes..................................  $  (3,953)   $ 28,830    $18,451
                                                     =========    ========    =======

     The income tax provision (benefit) consisted of the following components:

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
                                                             (IN THOUSANDS)
Current:
  Federal........................................  $ 394,061    $ 131,300    $ 27,050
  State..........................................     86,571       23,574       5,216
  Foreign........................................     12,938        4,379          --
                                                   ---------    ---------    --------
                                                     493,570      159,253      32,266
Deferred:
  Federal........................................   (385,074)    (105,779)    (10,966)
  State..........................................   (112,449)     (24,644)     (2,849)
                                                   ---------    ---------    --------
                                                    (497,523)    (130,423)    (13,815)
                                                   ---------    ---------    --------
                                                   $  (3,953)   $  28,830    $ 18,451
                                                   =========    =========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Research and development tax credit carryforwards.........  $ 117,577    $ 25,994
  Depreciation..............................................         --         566
  Capitalized research and development costs................     11,003          --
  Net operating loss carryforwards..........................    504,901     114,856
  Reserves and accruals not currently deductible for tax
     purposes...............................................     12,060      10,567
  California manufacturer's investment credit
     carryforwards..........................................        747       1,056
  Other.....................................................        445           9
                                                              ---------    --------
Gross deferred tax assets...................................    646,733     153,048
Valuation allowance.........................................     (6,889)     (6,889)
                                                              ---------    --------
Deferred tax assets, net....................................    639,844     146,159
Deferred tax liabilities:
  Depreciation..............................................     (2,083)         --
  Purchased intangible assets and deferred compensation.....   (275,427)         --
                                                              ---------    --------
Total deferred tax liabilities..............................   (277,510)         --
                                                              ---------    --------
Net deferred tax assets.....................................  $ 362,334    $146,159
                                                              =========    ========

     The domestic and foreign components of income (loss) from operations before income taxes for 2000 were a loss of $749.4 million and income of $57.6 million, respectively. The Company operates under a tax holiday in Singapore, which is effective until April 2004 and may be extended if certain additional requirements are met. The Company recognized a net tax benefit of approximately $7.3 million from this holiday in 2000. No net U.S. tax savings resulted from the tax holiday or the Company's foreign operations in 1999.

     The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $31.0 million of undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

     At December 31, 2000 the Company had federal and state net operating loss carryforwards of $1.3 billion and $731.3 million, respectively, which begin to expire in 2006 and 2003, respectively. These net operating losses are primarily the result of tax deductions related to employee stock option exercises. At December 31, 2000 the Company had federal and state research and development credit carryforwards of $80.9 million and $56.4 million, respectively, which begin to expire in 2009. Additionally, at December 31, 2000, the Company had California manufacturer's investment credit carryforwards of $1.1 million, which begin to expire in 2005.

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

5. COMMITMENTS

     The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements expiring through 2010. Future minimum payments under noncancelable operating leases with initial terms of one year or more are as follows: $76.3 million in 2001; $74.3 million in 2002; $51.1 million in 2003; $34.5 million in 2004; $29.4 million in 2005;
and $85.0 million thereafter.

     The Company had outstanding commitments totaling approximately $18.7 million as of December 31, 2000, primarily for the purchase of engineering design tools and computer hardware and for information systems infrastructure.

     Facilities rent expense for the years ended December 31, 2000, 1999 and 1998 aggregated $16.6 million, $6.6 million and $3.1 million, respectively.

 6. SHAREHOLDERS' EQUITY

  Common Stock

     In January 2000 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 400,000,000 to 800,000,000 and in the number of authorized shares of Class B common stock from 200,000,000 to 400,000,000. In September 1999 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 200,000,000 to 400,000,000 and in the number of authorized shares of Class B common stock from 100,000,000 to 200,000,000. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The Class A common stock and Class B common stock are sometimes collectively referred to herein as the "common stock."

  Stock Splits

     The Company effected 2-for-1 stock splits of its Class A common stock and Class B common stock, in the form of 100% stock dividends, on February 11, 2000 and February 17, 1999, respectively. The Company previously effected a 3-for-2 split of its common stock on March 9, 1998. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect these changes in the Company's capital structure.

  Sale of Shares to Cisco Systems, Inc.

     In February 1998 Cisco Systems, Inc. exercised its option to purchase 2,000,000 shares of Class A common stock upon consummation of the Company's initial public offering at a price per share equal to the initial public offering price, net of underwriting discounts and commissions. Such option was granted to Cisco Systems in connection with the Development and License Agreement entered into between the Company and Cisco Systems effective in September 1996, as amended in February 1998.

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

  Convertible Preferred Stock

     Upon consummation of the Offering in April 1998, each outstanding share of Series A, B, C and D preferred stock was converted into twelve shares of Class B common stock, and each outstanding share of Series E preferred stock was converted into six shares of Class B common stock. As of December 31, 2000, 1999 and 1998, no shares of preferred stock were outstanding. The Company is authorized to issue up to 10,000,000 shares of preferred stock.

  Issuance of Warrants

     In April 1998 the Company issued a Class A common stock purchase warrant to Brobeck, Phleger & Harrison LLP, counsel to the Company, to purchase up to 40,000 shares of the Company's Class A common stock at an exercise price of $6.00 per share. In May 1999 Brobeck, Phleger & Harrison LLP exercised the warrant, which resulted in the net issuance of 34,184 shares of Class A common stock.

  Employee Stock Purchase Plan

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company's Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2000, 1999 and 1998, 479,715, 737,088 and 338,256 shares, respectively, were issued under this plan at average prices of $24.54, $6.81 and $5.10, respectively. At December 31, 2000, 1,444,941 shares were available for future issuance under this plan.

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

     In February 2000 the Board of Directors approved an amendment to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 15,000,000 shares. The amendment was approved by the shareholders at the Annual Meeting of Shareholders held in April 2000.

     The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years and generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

     Options granted under the 1994 Plan were exercisable immediately upon issuance. The Company has reserved the right to repurchase all unvested shares held by a participant upon the participant's termination, at the original purchase price. At December 31, 2000 there were unvested options outstanding to purchase 8,523,285 shares of common stock under the 1994 Plan that were exercisable.

     At the discretion of the Board of Directors or the Plan Administrator, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. During 1998 the Company loaned $191,000 to employees for the exercise of options. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing with rates ranging from 4.8% to 6.5% per annum, are due between three and five years from the exercise date, and must be ratably repaid upon sale of the issued shares of stock.

     As of December 31, 2000, 89,305,805 shares of common stock were reserved for issuance under the 1998 Plan, including outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. Beginning in 2000, the increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the preceding year, subject to an annual share limit.

     In October 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the "1999 Plan") and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 1999, 40,542 options were granted under the 1999 Plan, to certain employees of acquired companies in connection with assumed employment agreements, at a weighted-average exercise price of $2.84. As of December 31, 2000, 989,948 shares of common stock were reserved for issuance under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the "Broadcom Plans".

     As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of December 31, 2000, 4,930,809 and 1,090,735 shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans. In addition, in 2000 and 1999 the Company assumed loans from option holders of acquired companies of approximately $13.7 million and $394,000, respectively, related to stock options that were exercised prior to the acquisition.

  Combined Option Plan Activity

     Activity under the stock option plans during 2000, 1999 and 1998 is set forth below:

                                                                      OPTIONS OUTSTANDING
                                                           -----------------------------------------
                                                                                            WEIGHTED
                                               SHARES                                       AVERAGE
                                              AVAILABLE     NUMBER OF      PRICE RANGE      EXERCISE
                                              FOR GRANT      SHARES         PER SHARE        PRICE
                                             -----------   -----------   ----------------   --------
Balance at December 31, 1997...............   22,855,644    22,271,782   $  .02 - $  6.96   $   .55
  Additional shares reserved...............   20,000,000            --                 --        --
  Options granted under Broadcom Plans.....  (27,788,700)   27,788,700     2.50 -   30.19     11.34
  Options assumed under pooling-of-interest
     plans.................................           --     1,638,310      .02 -   10.44      1.26
  Options canceled.........................    1,586,300    (1,622,359)     .08 -   12.25      1.90
  Option shares repurchased................       12,000            --                 --        --
  Options exercised........................           --    (4,046,196)     .02 -   15.53       .65
                                             -----------   -----------   ----------------   -------
Balance at December 31, 1998...............   16,665,244    46,030,237      .02 -   30.19      7.03
  Additional shares reserved...............   22,619,168            --                 --        --
  Options granted under Broadcom Plans.....  (23,015,952)   23,015,952     2.80 -  122.84     52.31
  Options assumed under pooling-of-interest
     plans.................................           --     1,432,387      .02 -   56.33      5.69
  Options canceled.........................      504,086      (552,827)     .02 -   89.53     24.42
  Option shares repurchased................        2,750            --                 --        --
  Options exercised........................           --    (9,917,307)     .02 -   54.50      2.53
                                             -----------   -----------   ----------------   -------
Balance at December 31, 1999...............   16,775,296    60,008,442      .02 -  122.84     24.94
  Additional shares reserved...............   24,416,902            --                 --        --
  Options granted under Broadcom Plans.....  (25,957,719)   25,957,719    77.50 -  213.06    133.57
  Options assumed under pooling-of-interest
     plans.................................           --       139,404     4.13 -  140.60     70.96
  Options assumed in purchase
     transactions..........................           --     5,078,672      .02 -  219.48     49.25
  Options canceled.........................    1,542,472    (1,629,274)     .02 -  213.06     63.54
  Options exercised........................           --   (10,014,617)     .02 -  155.50     13.00
                                             -----------   -----------   ----------------   -------

Balance at December 31, 2000...............   16,776,951    79,540,346   $  .02 - $219.48   $ 62.70
                                             ===========   ===========

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2000 were as follows:

                                        OUTSTANDING                                EXERCISABLE
                      ------------------------------------------------    -----------------------------
                                    WEIGHTED AVERAGE
                                       REMAINING           WEIGHTED                         WEIGHTED
     RANGE OF         NUMBER OF     CONTRACTUAL LIFE       AVERAGE          SHARES          AVERAGE
 EXERCISE PRICES        SHARES          (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
- ------------------    ----------    ----------------    --------------    -----------    --------------
$   .02 to
  $  6.00.........    18,593,789          6.94             $  1.71        12,810,060        $  1.22
$  6.06 to
  $ 20.45.........    10,213,303          7.88             $ 19.27         1,634,572        $ 17.13
$ 20.74 to
  $ 56.63.........    20,924,686          8.54             $ 45.21         5,504,914        $ 43.57
$ 63.91 to
  $122.25.........    19,545,896          9.46             $104.29         1,603,565        $ 89.19
$122.56 to
  $219.48.........    10,262,672          9.25             $172.85           293,466        $156.26

     Additional information relating to the stock option plans was as follows:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Nonvested common shares subject to
  repurchase................................    4,091,270      4,382,839      9,100,773
Weighted average repurchase price...........  $      4.54    $       .53    $       .36
Unvested options outstanding................   66,217,054     53,214,648     42,543,768
Vested options outstanding..................   13,323,292      6,793,794      3,486,469
Total reserved common stock shares for stock
  option plans..............................   96,317,297     76,783,738     62,695,481

     The Company recorded approximately $1.2 billion and $9.3 million of net deferred compensation in the years ended December 31, 2000 and 1999, respectively, for restricted common stock and employee stock options assumed in acquisitions in accordance with FIN 44. The components of net deferred compensation are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                            2000        1999
                                                         ----------    ------
                                                            (IN THOUSANDS)
Pooling-of-interests transactions......................  $      605    $9,267
Purchase transactions..................................   1,241,643        --
Terminations...........................................      (6,235)       --
                                                         ----------    ------
                                                         $1,236,013    $9,267
                                                         ==========    ======

     Net deferred compensation is presented as a reduction to shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options. The Company recorded approximately $120.2 million, $4.7 million and $1.9 million of stock-based compensation expense in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts included approximately $0.3 million and $1.0 million of stock-based compensation for 2000 and 1999 classified as merger-related costs. The components of stock-based compensation are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000       1999      1998
                                                         --------    ------    ------
                                                                (IN THOUSANDS)
Broadcom...............................................  $  1,612    $1,619    $1,315
Pooling-of-interests transactions......................     3,557     3,094       585
Purchase transactions..................................   107,921        --        --
Non-employees..........................................     7,119        --        --
                                                         --------    ------    ------
                                                         $120,209    $4,713    $1,900
                                                         ========    ======    ======

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

     The fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of one-half year from vest date in 2000, one year from vest date in 1999 and 1.5 years from vest date in 1998, a weighted average risk-free interest rate of 6.2% in 2000, 6.0% in 1999 and 5.0% in 1998, and an expected volatility of .90 in 2000, .80 in 1999 and .74 in 1998. The fair value of employee stock purchase rights was estimated assuming no expected dividends, a weighted average expected life of 21 months in 2000, 17 months in 1999 and 15 months in 1998, a weighted average risk-free interest rate of 6.2% in 2000, 6.0% in 1999 and 5.0% in 1998, and an expected volatility of .90 in 2000, .80 in 1999 and .74 in 1998.

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $93.31, $30.25 and $6.25, respectively. The weighted average fair value of employee stock purchase rights granted in 2000, 1999 and 1998 was $37.36, $4.60 and $3.08, respectively. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying Statement No. 123 to the Company's stock-based awards to employees would approximate the following:

                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                       2000           1999         1998
                                                   ------------    ----------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported....................................  $  (687,822)    $  72,471     $21,389
  Pro forma......................................   (1,101,751)     (116,765)      3,978
Basic earnings (loss) per share
  As reported....................................  $     (3.13)    $     .36     $   .13
  Pro forma......................................        (5.01)         (.58)        .02
Diluted earnings (loss) per share
  As reported....................................  $     (3.13)    $     .31     $   .10
  Pro forma......................................        (5.01)         (.50)        .02

 7. EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution 401(k) savings and investment plan, which was established in 1996, covering substantially all of the Company's employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2000, 1999 or 1998.

 8. LITIGATION

     In March 2000 Intel Corporation and its subsidiary Level One Communications, Inc. filed a complaint in California Superior Court asserting claims against the Company for misappropriation of trade secrets, unfair competition, and tortious interference with existing contractual relations by the Company in connection with its recent hiring of three former Intel employees. The complaint sought injunctive relief, an accounting, damages, exemplary damages and attorneys' fees. Intel/Level One filed a first amended complaint in April 2000 seeking additional relief and containing certain additional allegations, but asserting the same causes of action as the original complaint. In June 2000 the Company filed a cross-complaint against Intel/Level One, and in September 2000, amended that cross-complaint. The Company's amended cross-complaint included causes of action against Intel/Level One for unfair competition, trade secret misappropriation, and tortious interference with contractual relations. In November 2000 the parties reached a confidential settlement pursuant to which all claims and cross-claims in the litigation were dismissed in their entirety.

     In August 2000 Intel filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company has not yet answered the complaint. In October 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the court. The Company believes that it has strong defenses to Intel's claims. The parties are currently in the initial stages of discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

     In October 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

     In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company's BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company answered the complaint in March 2001. Discovery has not commenced in the action, and a trial date has not been set. The Company believes that it has strong defenses to Microtune's claims.

     Although the Company believes that it has strong defenses to Intel's claims in the Delaware action and to Microtune's claims in the Texas action and is defending both actions vigorously, a finding of infringement by the Company as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material adverse effect on the Company's business, results of operations and financial condition.

     In March 2001 the Company and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, separately identified in the footnote below,(1) that were filed in the United States District Court for the Central District of California alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and in general allege that the defendants improperly accounted for performance-based warrants assumed in connection with the Company's acquisitions of Altima Communications, Inc., Silicon Spice, Inc., Allayer Communications, SiByte, Inc. and Visiontech Ltd. (collectively, the "Acquired Companies").

- ---------------

1 Kurtz v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No.
  SACV-01-275-GLT (EEx) (filed March 5, 2001); Pond Equities v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01- 285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8, 2001); Green v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT (EEx) (filed March 9, 2001); Mandel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SAVC-01-317-GLT(Anx)(filed March 12, 2001); Garfinkel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (Anx) (filed March 14, 2001); Olson v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS (Anx) (filed March 20, 2001); Skubella v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001).

     While there is some variation in their specific allegations and their purported class periods (the broadest of which runs from July 31, 2000 to March 6, 2001), the essence of each of these complaints is that the defendants intentionally failed to properly account for warrants assumed in connection with the acquisitions, which plaintiffs allege had the effect of materially overstating the Company's reported financial results. Plaintiffs allege that the defendants intentionally engaged in this alleged improper accounting practice in order to inflate the value of the Company's stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of the Company's stock as consideration in acquisitions. Plaintiffs also allege generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue.

     The enumerated complaints have only recently been filed. The Company is informed that additional complaints substantially similar to those described above have been filed, however, as of March 30, 2001 the Company has not been served in the additional purported lawsuits. The Company anticipates that all of these actions will ultimately be consolidated into one action. As of March 30, 2001 Broadcom had not yet answered these complaints and discovery had not yet commenced. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

     The Company, along with each of its directors, has also been sued in two derivative actions, separately identified in the footnote below(2) based upon the same general set of facts and circumstances outlined above in connection with the shareholder class actions. These lawsuits were purportedly filed as shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. The Company believes the allegations are without merit and intends to defend the actions vigorously.

     In October 1998 Motorola, Inc. ("Motorola") filed a complaint in the United States District Court for the District of Delaware against AltoCom, Inc. ("AltoCom") (and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringed several patents owned by Motorola, (ii) AltoCom induced its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringed such patents. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringed an additional Motorola patent. In its complaints, Motorola sought an injunction against AltoCom as well as the recovery of monetary damages. AltoCom filed an answer and affirmative defenses to the complaint and asserted certain counterclaims. AltoCom became a subsidiary of the Company on August 31, 1999. In January 2001 Motorola and AltoCom entered into a settlement agreement and cross-license pursuant to which they agreed to dismiss and release with prejudice all claims and counterclaims in this action. Under the terms of the patent cross-license, Motorola and AltoCom granted to each other and their respective affiliates (including, in the case of AltoCom, the Company) licenses with respect to certain technology. Neither party admitted any liability in connection with the action. The settlement terms are confidential, but the settlement did not have a material effect on the Company's business, results of operations or financial condition.

     In December 1999 Level One filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an

- ---------------

2 The actions are entitled David v. Werner F. Wolfen, Henry T. Nicholas, III,
  Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01CC03930, and Bollinger v. Henry T. Nicholas, III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01CC04065.

answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission ("ITC") seeking an exclusion order and cease and desist order based on alleged infringement of the same patent. Monetary damages are not available in the ITC. The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order in August 2000 granting a motion to consolidate the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending, and all these actions have been stayed. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

     Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. The parties are currently completing discovery in the consolidated ITC action, and a hearing on the merits before the ITC Administrative Law Judge is scheduled to begin in April 2001. Altima became a subsidiary of the Company on September 7, 2000.

     Although Altima believes that it has strong defenses and is defending the actions vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products, and possibly certain products of the Company, from entering the United States. Any finding adverse to Altima in these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material adverse effect on Altima's, and possibly the Company's, business, results of operations and financial condition.

     The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

     The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company or its subsidiaries will not have a material adverse effect on the Company's business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

 9. SIGNIFICANT CUSTOMER AND SUPPLIER INFORMATION

     During 2000, 1999 and 1998, the Company had a total of three customers whose net revenue represented a significant portion of the Company's net revenue in certain or all years. Net revenue from one customer represented approximately 23.2% in 2000, 30.3% in 1999 and 35.5% in 1998 of the Company's net revenue for the respective year. Net revenue from a second customer was approximately 15.1% in 2000, 18.0% in 1999 and 26.7% in 1998 of the Company's net revenue for the respective year. Net revenue from a third customer accounted for approximately 14.1% in 2000 and 10.6% in 1999 of the Company's net revenue for the respective year. No other customer represented more than 10% of the Company's annual net revenue in these years.

     In December 2000 the Company entered into a 21 month agreement with a significant customer. This agreement contains a provision affording either party the ability to extend the agreement an additional 12 months. In the event that one party wishes to extend the agreement and the other party does not, the party who does not extend the agreement must pay the other party a $20 million license fee for the continued use of any intellectual property cross-licensed under the agreement. In connection with this agreement the Company acquired vested warrants to purchase up to 7.1 million shares of the customer's common stock at a price of $9.31 per share, which warrants expire on December 4, 2002. In exchange for the warrants, the Company executed a $21.1 million note, which bears interest at the rate of LIBOR plus 1% per year, adjusted quarterly, and is due on December 4, 2002. The note becomes immediately due and payable on a pro rata basis should the Company exercise and sell shares under the warrant agreement. The warrants are classified as long-term available-for-sale securities included in other assets (see Note 3) and the related note payable is classified as a current liability.

     Export revenue to all foreign customers as a percent of total net revenue was as follows:

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                                 --------------------
                                                 2000    1999    1998
                                                 ----    ----    ----
Europe.........................................   8.3%    5.4%    4.4%
Asia...........................................  11.8    11.7     7.3
Other..........................................   0.2     0.1     5.5
                                                 ----    ----    ----
                                                 20.3%   17.2%   17.2%
                                                 ====    ====    ====

     The Company does not own or operate a fabrication facility. Two independent third-party foundries in Asia currently supply substantially all of the Company's semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company's products. In addition, substantially all of the Company's products are assembled and tested by one of four independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Broadcom, which have been restated to include the operations of each of the companies acquired in pooling-of-interests transactions as if they had combined with the Company prior to the beginning of each period presented:

                                                                      BASIC       DILUTED
                                                                    EARNINGS      EARNINGS
                                NET        GROSS      NET INCOME     (LOSS)        (LOSS)
                              REVENUE      PROFIT       (LOSS)      PER SHARE    PER SHARE
                              --------    --------    ----------    ---------    ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 2000
First Quarter...............  $191,591    $112,514    $  38,629      $  .18        $  .15
Second Quarter..............   245,177     142,657       55,897         .26           .22
Third Quarter (restated)....   319,155     182,217      (14,078)       (.06)         (.06)
Fourth Quarter..............   340,237     174,553     (768,270)      (3.28)        (3.28)

FISCAL YEAR 1999
First Quarter...............  $100,214    $ 59,208    $  14,729      $  .08        $  .07
Second Quarter..............   119,452      71,375          159          --            --
Third Quarter...............   139,561      83,216       24,594         .12           .10
Fourth Quarter..............   161,998      95,435       32,989         .16           .13

11. SUBSEQUENT EVENTS

COMPLETED PURCHASE TRANSACTIONS

     On January 3, 2001 the Company completed the acquisition of Visiontech Ltd., a supplier of digital video/audio MPEG-2 compression and decompression chips enabling Personal Video Recording (PVR), interactive videoconferencing and Internet Protocol (IP) video streaming for the consumer electronics market. In connection with the acquisition, the Company issued or reserved for future issuance an aggregate of 2,250,002 shares of its Class A common stock in exchange for substantially all of the assets of Visiontech and upon exercise of outstanding employee stock options and other rights of Visiontech. Prior to the Company's acquisition of Visiontech, Visiontech entered into a number of purchase and development agreements whereby certain of its customers were granted performance-based warrants that vest upon the satisfaction by the customers of certain purchase or development requirements. The warrants issued by Visiontech were immediately exercisable (and all but one customer did in fact exercise the warrants prior to the Company's acquisition of Visiontech). The shares issued upon exercise of the Visiontech warrants were subject to Visiontech's right to repurchase the shares for the original exercise price paid per share until the shares have vested. The unexercised performance-based warrants and the shares issued pursuant to the performance-based warrants that are subject to repurchase are collectively referred to herein as the "warrant shares." In addition to the purchase consideration, the Company has issued or reserved for future issuance 5,714,270 shares of Class A common stock to these customers for the warrant shares of Visiontech assumed by the Company. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, the Company will record a one-time charge for purchased IPR&D expenses related to the acquisition in its first fiscal quarter ending March 31, 2001.

     On January 16, 2001 the Company completed the acquisition of ServerWorks Corporation, a supplier of high-performance system input/output (I/O) integrated circuits for servers. In connection with the acquisition, the Company issued or reserved for future issuance an aggregate of 11 million shares of its Class A common stock in exchange for all outstanding shares of ServerWorks common stock and upon exercise of outstanding employee stock options, warrants and other rights of ServerWorks. If certain internal performance goals are satisfied, certain stockholders and option and warrant holders of ServerWorks will receive up to nine million additional shares of the Company's Class A common stock. The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, the Company will record a one-time charge for purchased IPR&D expenses related to the acquisition in its first fiscal quarter ending March 31, 2001.

STATUS OF PERFORMANCE-BASED WARRANTS AND RELATED AGREEMENTS

     In connection with the Company's acquisitions of Altima, Silicon Spice, Allayer, SiByte and Visiontech, the Company assumed outstanding performance-based warrants and warrant shares that these companies had issued to certain of their customers. In addition, the Company assumed the related purchase and development agreements under which the warrants and warrant shares were issued. At the time the Company acquired each of these companies, the Company expected each acquired company and its customers to perform under the respective purchase and development agreements and for the assumed warrants and warrant shares to be earned. However, on February 28, 2001 one of the five customers that had entered into a purchase agreement with Altima gave notice to the Company that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, the Company has concluded that the remaining purchase and development agreements may no longer be desirable.

     As a result, effective March 30, 2001 the Company terminated additional purchase agreements with two of the customers of Altima, the customer of Allayer and two of the customers of Visiontech and cancelled the warrants and warrant shares related to the terminated agreements. At March 30, 2001, the Company was also in the process of negotiating termination of the two remaining purchase agreements with customers of Altima, the development agreements with the customers of Silicon Spice and SiByte, and a purchase and development agreement with one of the Visiontech customers, as well as cancellation of the related warrants and warrant shares. In addition, in the future the Company may consider revising or terminating any of the remaining purchase and development agreements that it assumed in connection with these acquisitions, which could result in cancellation of the related warrants and warrant shares. The accounting for any warrants or warrant shares earned in prior periods will not be affected by such terminations.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following Exhibits are attached hereto and incorporated herein by reference.

 EXHIBIT
 NUMBER                             DESCRIPTION
- ---------                           -----------
2.1(7)      Merger Agreement and Plan of Reorganization by and between the Registrant and Innovent Systems, Inc. dated as of June
            10, 2000.
2.2+(8)     Amended and Restated Merger Agreement and Plan of
            Reorganization by and among the Registrant, AC Acquisition
            Corp., and Altima Communications, Inc. dated as of July 28,
            2000.
2.3(9)      Merger Agreement and Plan of Reorganization by and among the
            Registrant, NewPort Communications, Inc. and the Other
            Parties Signatory Thereto dated as of August 9, 2000.
2.4(10)     Merger Agreement and Plan or Reorganization by and among the
            Registrant, Silicon Spice Inc. and the Other Parties
            Signatory Thereto dated as of August 3, 2000.
2.5(11)     Amended and Restated Merger Agreement and Plan of
            Reorganization by and among the Registrant, SiByte, Inc.,
            and the Other Parties Signatory Thereto dated as of December
            6, 2000.
2.6(12)     Asset Purchase Agreement by and among the Registrant,
            Visiontech Ltd. and the Other Parties Signatory Thereto
            dated as of November 23, 2000.
2.7(13)     Merger Agreement and Plan of Reorganization by and among the
            Registrant, RCC Acquisition Corp., Reliance Computer Corp.,
            and the Other Parties Signatory Thereto dated as of January
            5, 2001.
3.1(1)      Amended and Restated Articles of Incorporation of the
            Registrant.
3.1.1       Certificate of Amendment of Amended and Restated Articles of
            Incorporation dated June 26, 2000.
3.2(5)      Bylaws of the Registrant, as amended through February 29,
            2000.
10.1(1)     Form of Indemnification Agreement for the Directors and
            Officers of the Registrant.
10.3(1)     1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase
            Agreement, form of promissory note and form of stock pledge agreement.
10.4(3)     1998 Stock Incentive Plan, together with forms of Stock
            Option Agreements, Notice of Grant, Stock Issuance
            Agreement, Stock Purchase Agreement and related Addenda.
10.4.1(6)   1998 Stock Incentive Plan, as amended and restated through
            February 29, 2000.
10.5(4)     1998 Employee Stock Purchase Plan, form of ESPP Stock
            Purchase Agreement and Enrollment/Change Form.
10.8+(1)    Development, Supply and License Agreement dated September
            29, 1997 between the Registrant and General Instrument
            Corporation, formerly known as NextLevel Systems, Inc.
10.9(1)     Stock Purchase Agreement dated February 3, 1998 between the
            Registrant and Cisco Systems, Inc.
10.10(1)    Registration Rights Agreement dated February 26, 1996 among the Registrant and certain of its shareholders, as amended.
10.12(1)    1998 Special Stock Option Plan, together with form of Stock
            Option Agreement and form of Stock Purchase Agreement.
10.13(1)    Stock Purchase Agreement dated October 31, 1997 between the
            Registrant and Irell & Manella LLP.
10.15(2)    Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the Registrant and The Irvine Company.
10.16++     Amendment to Development, Supply and License Agreement dated
            November 22, 2000 between the Registrant and General
            Instrument Corporation.

 EXHIBIT
 NUMBER                             DESCRIPTION
- ---------                           -----------
11.1        Statement Regarding Computation of Earnings Per Share
            (contained in Note 1 of Notes to Consolidated Financial
            Statements).
21.1        Subsidiaries of the Company.
23.1        Consent of Independent Auditors.

- ---------------
 (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

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

 (3) Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

 (4) Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

 (5) Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

 (6) Incorporated by reference to the Appendix to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, filed by the Registrant on March 27, 2000.

 (7) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 2, 2000.

 (8) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 22, 2000.

 (9) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 18, 2000.

(10) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 23, 2000.

(11) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 29, 2000.

(12) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on January 18, 2001.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on January 31, 2001.

  + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.

 ++ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

FINANCIAL STATEMENT SCHEDULES

     (1) Report of Independent Auditors on Financial Statement Schedule......S-1

     (2) Schedule II -- Valuation and Qualifying Accounts....................S-2

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on April 2, 2001.

                                          BROADCOM CORPORATION

                                          By:   /s/ HENRY T. NICHOLAS III
                                            ------------------------------------
                                                Henry T. Nicholas III, Ph.D.
                                             President, Chief Executive Officer
                                                             and
                                                        Co-Chairman

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                                                          President, Chief Executive
/s/ HENRY T. NICHOLAS III                                           Officer
- -----------------------------------------------------           and Co-Chairman
Henry T. Nicholas III, Ph.D.                             (Principal Executive Officer)    April 2, 2001

/s/ HENRY SAMUELI                                        Vice President of Research &
- -----------------------------------------------------    Development, Chief Technical
Henry Samueli, Ph.D.                                        Officer and Co-Chairman       April 2, 2001

/s/ MYRON S. EICHEN
- -----------------------------------------------------
Myron S. Eichen                                                    Director               April 2, 2001

/s/ ALAN E. ROSS
- -----------------------------------------------------
Alan E. Ross                                                       Director               April 2, 2001

/s/ WERNER F. WOLFEN
- -----------------------------------------------------
Werner F. Wolfen                                                   Director               April 2, 2001

/s/ WILLIAM J. RUEHLE                                         Vice President and
- -----------------------------------------------------       Chief Financial Officer
William J. Ruehle                                        (Principal Financial Officer)    April 2, 2001

/s/ SCOTT J. POTERACKI                                  Corporate Controller and Senior
- -----------------------------------------------------         Director of Finance
Scott J. Poteracki                                      (Principal Accounting Officer)    April 2, 2001

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Broadcom Corporation

     We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 23, 2001 (except for Notes 2, 8 and 11, as to which the date is March 30, 2000). Our audits also included the financial statement schedule listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
January 23, 2001, except for
Notes 2, 8 and 11 as to which
the date is March 30, 2001

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                              BROADCOM CORPORATION
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER                     END OF
              DESCRIPTION                   PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
              -----------                ------------   ----------   ----------   ----------   ----------
Year ended December 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and sales returns and
       allowances......................    $ 7,673       $18,402       $2,337      $ 9,502      $18,910
     Reserve for excess and obsolete
       inventory.......................      3,275         7,772        2,069           --       13,116
  Reserve for warranty.................      3,661           796           --        1,105        3,352
                                           -------       -------       ------      -------      -------
          Total........................    $14,609       $26,970       $4,406      $10,607      $35,378
                                           =======       =======       ======      =======      =======
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and sales returns and
       allowances......................    $ 5,167       $ 7,973       $   --      $ 5,467      $ 7,673
     Reserve for excess and obsolete
       inventory.......................      4,783           233           --        1,741        3,275
  Reserve for warranty.................      2,022         1,856           --          217        3,661
                                           -------       -------       ------      -------      -------
          Total........................    $11,972       $10,062       $   --      $ 7,425      $14,609
                                           =======       =======       ======      =======      =======
Year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and sales returns and
       allowances......................    $   721       $ 7,923       $   --      $ 3,477      $ 5,167
     Reserve for excess and obsolete
       inventory.......................      1,686         4,154           --        1,057        4,783
  Reserve for warranty.................        150         1,872           --           --        2,022
                                           -------       -------       ------      -------      -------
          Total........................    $ 2,557       $13,949       $   --      $ 4,534      $11,972
                                           =======       =======       ======      =======      =======

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
- ---------                           -----------
2.1(7)      Merger Agreement and Plan of Reorganization by and between the Registrant and Innovent Systems, Inc. dated as of June
            10, 2000.
2.2+(8)     Amended and Restated Merger Agreement and Plan of
            Reorganization by and among the Registrant, AC Acquisition
            Corp., and Altima Communications, Inc. dated as of July 28,
            2000.
2.3(9)      Merger Agreement and Plan of Reorganization by and among the
            Registrant, NewPort Communications, Inc. and the Other
            Parties Signatory Thereto dated as of August 9, 2000.
2.4(10)     Merger Agreement and Plan or Reorganization by and among the
            Registrant, Silicon Spice Inc. and the Other Parties
            Signatory Thereto dated as of August 3, 2000.
2.5(11)     Amended and Restated Merger Agreement and Plan of
            Reorganization by and among the Registrant, SiByte, Inc.,
            and the Other Parties Signatory Thereto dated as of December
            6, 2000.
2.6(12)     Asset Purchase Agreement by and among the Registrant,
            Visiontech Ltd. and the Other Parties Signatory Thereto
            dated as of November 23, 2000.
2.7(13)     Merger Agreement and Plan of Reorganization by and among the
            Registrant, RCC Acquisition Corp., Reliance Computer Corp.,
            and the Other parties Signatory Thereto dated as of January
            5, 2001.
3.1(1)      Amended and Restated Articles of Incorporation of the
            Registrant.
3.1.1       Certificate of Amendment of Amended and Restated Articles of
            Incorporation dated June 26, 2000.
3.2(5)      Bylaws of the Registrant, as amended through February 29,
            2000.
10.1(1)     Form of Indemnification Agreement for the Directors and
            Officers of the Registrant.
10.3(1)     1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase
            Agreement, form of promissory note and form of stock pledge agreement.
10.4(3)     1998 Stock Incentive Plan, together with forms of Stock
            Option Agreements, Notice of Grant, Stock Issuance
            Agreement, Stock Purchase Agreement and related Addenda.
10.4.1(6)   1998 Stock Incentive Plan, as amended and restated through
            February 29, 2000.
10.5(4)     1998 Employee Stock Purchase Plan, form of ESPP Stock
            Purchase Agreement and Enrollment/Change Form.
10.8+(1)    Development, Supply and License Agreement dated September
            29, 1997 between the Registrant and General Instrument
            Corporation, formerly known as NextLevel Systems, Inc.
10.9(1)     Stock Purchase Agreement dated February 3, 1998 between the
            Registrant and Cisco Systems, Inc.
10.10(1)    Registration Rights Agreement dated February 26, 1996 among the Registrant and certain of its shareholders, as amended.
10.12(1)    1998 Special Stock Option Plan, together with form of Stock
            Option Agreement and form of Stock Purchase Agreement.
10.13(1)    Stock Purchase Agreement dated October 31, 1997 between the
            Registrant and Irell & Manella LLP.
10.15(2)    Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the Registrant and The Irvine Company.
10.16++     Amendment to Development, Supply and License Agreement dated
            November 22, 2000 between the Registrant and General
            Instrument Corporation.

 EXHIBIT
 NUMBER                             DESCRIPTION
- ---------                           -----------
11.1        Statement Regarding Computation of Earnings Per Share
            (contained in Note 1 of Notes to Consolidated Financial
            Statements).
21.1        Subsidiaries of the Company.
23.1        Consent of Independent Auditors.

- ---------------
 (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-45619).

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

 (3) Incorporated by reference to Exhibits 99.1 through 99.11 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

 (4) Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the Registrant (Reg. No. 333-60763).

 (5) Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

 (6) Incorporated by reference to the Appendix to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, filed by the Registrant on March 27, 2000.

 (7) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 2, 2000.

 (8) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 22, 2000.

 (9) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 18, 2000.

(10) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 23, 2000.

(11) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 29, 2000.

(12) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on January 18, 2001.

(13) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on January 31, 2001.

  + Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.

 ++ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.