Form 10-Q
period 2001-03-31
BROADCOM CORP
filed 2001-05-15
CIK 1054374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of April 30, 2001: 181,137,413 shares of Class A common stock and 78,953,150 shares of Class B common stock.

    Broadcom(R), the pulse logo(R) and SystemI/O(TM) are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.


(C)2001 Broadcom Corporation. All rights reserved.

                              BROADCOM CORPORATION

                               QUARTERLY REPORT ON
                                    FORM 10-Q
                               THREE MONTHS ENDED
                                 MARCH 31, 2001

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and
          December 31, 2000                                                                            1

          Unaudited Condensed Consolidated Statements of Operations for the Three Months
          Ended March 31, 2001 and 2000                                                                2

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2001 and 2000                                                                3

          Notes to Unaudited Condensed Consolidated Financial Statements                               4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                  31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           32

Item 2.   Change in Securities and Use of Proceeds                                                    34

Item 3.   Defaults Upon Senior Securities                                                             35

Item 4.   Submission of Matters to a Vote of Security Holders                                         35

Item 5.   Other Information                                                                           35

Item 6.   Exhibits and Reports on Form 8-K                                                            35

Signatures                                                                                            36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            MARCH 31,          DECEMBER 31,
                                                              2001                 2000
                                                           -----------         ------------
                                                           (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                              $   564,790         $   523,904
    Short-term investments                                      46,129              77,682
    Accounts receivable, net                                   146,703             172,314
    Inventory                                                   75,503              52,137
    Deferred taxes                                              38,511              10,397
    Prepaid expenses                                            45,980              39,220
                                                           -----------         -----------
         Total current assets                                  917,616             875,654
Property and equipment, net                                    154,947             132,870
Long-term investments                                          101,446               1,984
Deferred taxes                                                 255,381             351,937
Goodwill and purchased intangible assets, net                3,954,906           3,260,464
Other assets                                                    48,612              54,913
                                                           -----------         -----------
         Total assets                                      $ 5,432,908         $ 4,677,822
                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $   116,948         $    78,163
    Wages and related benefits                                  38,496              34,720
    Accrued liabilities                                        169,929              66,030
    Notes payable and other                                     56,051              21,051
    Current portion of long-term debt                           32,204               2,598
                                                           -----------         -----------
         Total current liabilities                             413,628             202,562
Long-term debt, less current portion                            63,595                  --
Shareholders' equity:
    Common stock                                                    25                  24
    Additional paid-in capital                               7,295,532           6,236,968
    Notes receivable from employees                            (15,021)            (14,575)
    Deferred compensation                                   (1,354,746)         (1,135,555)
    Accumulated deficit                                       (964,643)           (607,791)
    Accumulated other comprehensive loss                        (5,462)             (3,811)
                                                           -----------         -----------
         Total shareholders' equity                          4,955,685           4,475,260
                                                           -----------         -----------
         Total liabilities and shareholders' equity        $ 5,432,908         $ 4,677,822
                                                           ===========         ===========



                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -----------------------------
                                                        2001                2000(a)
                                                      ---------            --------

Net revenue (See Note 1 - Revenue Recognition)        $ 310,501            $191,591
Cost of revenue(b)                                      162,952              79,077
                                                      ---------            --------
Gross profit                                            147,549             112,514
Operating expense:
  Research and development(c)                           109,532              44,772
  Selling, general and administrative(c)                 39,404              18,751
  Stock-based compensation                              115,753               1,228
  Amortization of goodwill                              200,657                  --
  Amortization of purchased intangible assets             6,097                  --
  In-process research and development                   109,710                  --
  Merger-related costs                                       --               2,901
  Litigation settlement costs                             3,000                  --
                                                      ---------            --------
Income (loss) from operations                          (436,604)             44,862
Interest and other income, net                            7,023               3,425
                                                      ---------            --------
Income (loss) before income taxes                      (429,581)             48,287
Provision (benefit) for income taxes                    (72,729)              9,658
                                                      ---------            --------
Net income (loss)                                     $(356,852)           $ 38,629
                                                      =========            ========
Basic earnings (loss) per share                       $   (1.43)           $    .18
                                                      =========            ========
Diluted earnings (loss) per share                     $   (1.43)           $    .15
                                                      =========            ========
Weighted average shares (basic)                         249,689             211,217
                                                      =========            ========
Weighted average shares (diluted)                       249,689             252,577
                                                      =========            ========

--------

(a) The consolidated statement of operations for the three months ended March 31, 2000 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling of interests method.

(b)  Cost of revenue includes the following:

       Stock-based compensation                       $   3,897            $     37
       Amortization of purchased intangible assets       11,578                  --
                                                      ---------            --------
                                                      $  15,475            $     37
                                                      =========            ========

(c)  Excludes stock-based compensation as follows:

       Research and development                       $  77,480            $    841
       Selling, general and administrative               38,273                 387
                                                      ---------            --------
                                                      $ 115,753            $  1,228
                                                      =========            ========

     Excludes amortization of purchased intangible assets as follows:

       Research and development                       $   5,886            $     --
       Selling, general and administrative                  211                  --
                                                      ---------            --------
                                                      $   6,097            $     --
                                                      =========            ========


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                         2001                2000(a)
                                                                       ---------            ---------

OPERATING ACTIVITIES
Net income (loss)                                                      $(356,852)           $  38,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         11,460                4,679
    Fair value of warrants earned by customers                             7,617                   --
    Stock-based compensation                                             119,650                1,611
    Amortization of goodwill and purchased intangible assets             218,332                   --
    In-process research and development                                  109,710                   --
    Tax benefit from stock plans                                              --               27,467
    Deferred taxes                                                       (61,745)             (19,015)
    Change in operating assets and liabilities:
       Accounts receivable                                                65,002                  573
       Inventory                                                         (22,261)             (11,814)
       Prepaid expenses and other assets                                  (9,315)             (13,614)
       Accounts payable                                                   14,256               10,378
       Other accrued liabilities                                         (21,019)              (6,156)
                                                                       ---------            ---------
          Net cash provided by operating activities                       74,835               32,738
INVESTING ACTIVITIES
Purchases of property and equipment, net                                 (30,201)              (7,158)
Net cash received from purchase transactions                              40,992                   --
Proceeds from sale of investments                                         71,288                8,508
Purchases of investments                                                (139,197)                  --
                                                                       ---------            ---------
          Net cash provided by (used in) investing activities            (57,118)               1,350
FINANCING ACTIVITIES
Proceeds from debt obligations                                                --                  250
Payments on debt obligations                                                (668)              (1,672)
Net proceeds from issuance of common stock                                23,527               24,069
Proceeds from repayment of notes receivable                                  310                  190
                                                                       ---------            ---------
          Net cash provided by financing activities                       23,169               22,837
                                                                       ---------            ---------
Increase in cash and cash equivalents                                     40,886               56,925
Cash and cash equivalents at beginning of year                           523,904              180,816
                                                                       ---------            ---------
Cash and cash equivalents at end of period                             $ 564,790            $ 237,741
                                                                       =========            =========

----------

(a) The consolidated statement of cash flows for the three months ended March 31, 2000 has been restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.


                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.  Basis of Presentation

    The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its wholly owned subsidiaries (collectively, the "Company") at March 31, 2001 and the consolidated results of the Company's operations and cash flows for the three months ended March 31, 2001 and 2000. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements for the three months ended March 31, 2000 have been restated to include the operations of acquisitions consummated in fiscal 2000 accounted for on a pooling-of-interests basis as if each acquired company had been combined with the Company prior to the beginning of the period presented.

    It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at yearend. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

    The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 2, 2001.

Revenue Recognition

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

    The fair value of any performance-based warrants earned by customers during the period is deducted from revenue to obtain net revenue. (See Note 2 Business Combinations -- Accounting for Performance-Based Warrants.) During the three months ended March 31, 2001, customers earned performance-based warrants for 218,932 shares of the Company's Class A common stock, which resulted in a revenue reduction of $7.6 million representing the fair value of the warrants earned by customers. No performance-based warrants were outstanding or earned in the three month period ended March 31, 2000.

Recent Accounting Pronouncements

    In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of Statement 133 on January 1, 2001 had no significant effect on the Company's consolidated results of operations or financial position.

2.  Business Combinations

    In January 2001 the Company completed the acquisitions of Visiontech Ltd. ("Visiontech"), a supplier of digital video/audio MPEG-2 compression and decompression chips, and ServerWorks Corporation ("ServerWorks"), a supplier of high-performance system input/output (I/O) integrated circuits for servers. A summary of these transactions follows:

                                                SHARES                           SHARES
                                               RESERVED        SHARES         RESERVED FOR
                                                  FOR       RESERVED FOR        ACHIEVING
                                                OPTIONS     PERFORMANCE-         CERTAIN           TOTAL
                                               AND OTHER       BASED         FUTURE INTERNAL       SHARES
                         DATE      SHARES       RIGHTS        WARRANTS         PERFORMANCE       ISSUED AND
COMPANY ACQUIRED       ACQUIRED    ISSUED       ASSUMED       ASSUMED             GOALS           RESERVED
----------------      ---------   ---------    ---------    ------------      ------------       ----------

Visiontech            Jan. 2001   1,459,975      790,027       5,714,270                --        7,964,272
ServerWorks           Jan. 2001   7,225,031    3,774,969              --         9,000,000       20,000,000

    The share issuances were exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreements as well as various employee share repurchase agreements.

    The unaudited condensed consolidated financial statements include the results of operations of these acquired companies incurred after their respective dates of acquisition.

Allocation of Purchase Consideration

    These acquisitions have been accounted for under the purchase method of accounting. The Company is in the process of obtaining independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). The Company does not expect that the final allocation of purchase price will produce materially different results from those reflected herein. The preliminary purchase price was allocated as follows based upon management's best estimate of the tangible and intangible assets and in-process research and development ("IPR&D"):

                  NET ASSETS       GOODWILL AND                    DEFERRED TAX
                 (LIABILITIES)      PURCHASED        DEFERRED         ASSETS                              TOTAL
                    ASSUMED        INTANGIBLES     COMPENSATION    (LIABILITIES)        IPR&D         CONSIDERATION
                 -------------     ------------    ------------    -------------       --------       -------------

Visiontech         $ (14,826)        $105,404        $100,530        $      --         $ 30,400        $  221,508
ServerWorks         (169,250)         800,589         244,971         (147,860)          79,310           807,760
                   ---------         --------        --------        ---------         --------        ----------
Total              $(184,076)        $905,993        $345,501        $(147,860)        $109,710        $1,029,268
                   =========         ========        ========        =========         ========        ==========

    The consideration for each of the purchase transactions was calculated as follows: a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transaction was announced and b) restricted common stock and employee stock options were valued in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). Net assets (liabilities) assumed in connection with the purchase transactions include the acquisition costs incurred by the Company.

Accounting for Performance-Based Warrants

    Prior to the Company's acquisition of Visiontech, Visiontech entered into a number of purchase and development agreements whereby certain of its customers were granted performance-based warrants that vest upon the satisfaction by the customers of certain purchase or development requirements. The warrants issued by Visiontech were immediately exercisable (and all but one customer did in fact exercise the warrants prior to the Company's acquisition of Visiontech), but were subject to Visiontech's right to repurchase unvested shares for the original exercise price paid per share. These shares shall vest and the repurchase right will lapse with respect to such shares as the purchase or development performance commitments in the warrant agreements are met. The shares underlying the unexercised performance-based warrants and the shares issued pursuant to the performance-based warrants that are subject to repurchase are collectively referred to herein as the "Warrant Shares." The purchase and development agreements and the Warrant Shares were assumed by the Company upon consummation of its acquisition of Visiontech.

    The Company has issued or reserved for future issuance 5,714,270 additional shares of common stock to customers for the Warrant Shares of Visiontech that were assumed by the Company. In allocating the purchase price, no value has been assigned to the purchase and development agreements because they were executory contracts and their terms were at fair value. Similarly, no value has been assigned to the Warrant Shares. The Company will account for the Warrant Shares under Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, and EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee. Accordingly, the Warrant Shares will be accounted for as reductions of revenue in future periods if, as and when customers holding such Warrant Shares satisfy specified purchase or development requirements and thereby cause the Warrant Shares to become vested. These Warrant Shares will be accounted for using the fair value of the warrant shares at such future vesting dates. The Warrant Shares generally vest quarterly over the period from January 2001 through December 2004, subject to satisfaction by customers of the applicable purchase or development requirements, and are generally exercisable for an exercise price of $0.002 per share.

    In connection with the Company's previous acquisitions in fiscal 2000 of Altima Communications, Inc. ("Altima"), Silicon Spice Inc. ("Silicon Spice"), Allayer Communications ("Allayer") and SiByte, Inc. ("SiByte"), the Company assumed outstanding performance-based warrants that those companies had issued to certain of their customers. The Company also assumed the related purchase and development agreements under which the warrants were issued.

    Customers earned performance-based warrants and Warrant Shares for an aggregate of 218,932 shares of the Company's Class A common stock in the three months ended March 31, 2001. Net revenue was reduced by $7.6 million representing the fair value of the warrants and Warrant Shares earned by the customers.

    At the time the Company acquired each of these five companies, the Company expected each acquired company and its customers to perform under the respective purchase and development agreements and for the assumed warrants and Warrant Shares to be earned. However, on February 28, 2001 one of the five customers that had entered into a purchase agreement with Altima gave notice to the Company that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, the Company has concluded that the remaining purchase and development agreements may no longer be desirable. As a result, at the date of this Report the Company has terminated additional purchase agreements with the four remaining customers of Altima, the customer of Allayer and two of the customers of Visiontech, and has cancelled or repurchased the warrants and Warrant Shares related to the terminated agreements. The Company is currently in the process of negotiating termination of the development agreements with the customers of Silicon Spice and SiByte, and a purchase and development agreement with one of the Visiontech customers, as well as cancellation or repurchase of the related warrants and Warrant Shares. In addition, in the future the Company may consider revising or terminating any of the remaining purchase and development agreements that it assumed in connection with these acquisitions, which could result in cancellation or repurchase of the related warrants and Warrant Shares. The accounting for any warrants or Warrant Shares earned in prior periods will not be affected by such terminations. As of March 31, 2001 the Company had incurred approximately $0.7 million of costs related to the termination of certain of the purchase agreements and cancellation or repurchase of the related warrants and Warrant Shares.

    During the three months ended March 31, 2001, a total of 126,957 performance-based warrants were exercised and 6,899,702 performance-based warrants and Warrant Shares were cancelled or repurchased. At March 31, 2001 warrants and Warrant Shares to purchase 225,307 shares of common stock were vested and warrants and Warrant Shares to purchase 3,980,250 shares of common stock remained outstanding and unvested. There were no performance-based warrants or Warrant Shares outstanding in the three months ended March 31, 2000.

Accounting for Contingent Consideration

    In connection with the acquisition of ServerWorks, if certain future internal performance goals are satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's Class A common stock, which have been reserved for that purpose, and will be accounted for in accordance with APB 16, FIN 44 and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated to goodwill and deferred compensation, and amortized over the remaining useful life of goodwill and the remaining vesting periods of the applicable equity instruments. In addition, outstanding options assumed in these transactions are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied or expire unearned.

    In connection with its acquisition of Allayer in fiscal 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. One of these performance goals was met during the three months ended March 31, 2001. As a result, the Company issued or reserved for future issuance approximately 90,000 shares of its

Class A common stock and recorded an additional $4.8 million of goodwill and $1.1 million of deferred compensation related to the satisfaction of the Allayer performance goal.

    As of March 31, 2001, in aggregate 12,901,878 shares remained reserved for future issuance if certain internal performance goals are met in relation to the Company's acquisitions of Allayer, SiByte and ServerWorks.

In-Process Research and Development

    In-process research and development totaled in aggregate $109.7 million for purchase transactions completed in the three months ended March 31, 2001. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

    As of the acquisition dates of Visiontech and ServerWorks, development projects were in process. Research and development costs to bring the products from these acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

Goodwill and Deferred Stock-Based Compensation

    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is being amortized on a straight-line basis over its estimated remaining useful life of five years. Reviews are regularly performed to determine whether the carrying value of the goodwill asset is impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

    Deferred stock-based compensation, which is included in the purchase price of the acquisitions, has been valued in accordance with FIN 44. This amount is being amortized over the remaining vesting period (generally three to four years) of the underlying restricted stock and stock options assumed.

Pro Forma Data

    The unaudited pro forma statement of operations data below gives effect to all of the purchase acquisitions that were completed during 2000 and 2001 as if they had occurred at the beginning of fiscal 2000. The following data includes amortization of goodwill, purchased intangible assets and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal 2000.

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                       --------------------------
                                         2001              2000
                                       --------          --------
                                             (IN THOUSANDS,
                                         EXCEPT PER SHARE DATA)

       Net revenue                     $314,430          $226,529
       Net loss                        (267,387)         (319,944)
       Net loss per share                 (1.07)            (1.37)

3. Earnings (Loss) Per Share

    The following table sets forth the computation of earnings (loss) per share:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               ---------------------------
                                                 2001              2000
                                               ---------         ---------
                                                      (IN THOUSANDS,
                                                 EXCEPT PER SHARE DATA)

     Numerator: Net income (loss)              $(356,852)        $  38,629
                                               =========         =========
     Denominator:
         Weighted-average shares
           outstanding                           257,763           214,814
         Less: nonvested common shares
           outstanding                            (8,074)           (3,597)
                                               ---------         ---------
     Denominator for basic earnings per
       common share                              249,689           211,217
     Effect of dilutive securities:
         Nonvested common shares                      --             3,587
         Stock options                                --            37,773
                                               ---------         ---------
     Denominator for diluted earnings
       per common share                          249,689           252,577
                                               =========         =========
     Basic earnings (loss) per share           $   (1.43)        $     .18
                                               =========         =========
     Diluted earnings (loss) per share         $   (1.43)        $     .15
                                               =========         =========

Approximately 31.3 million common share equivalents have been excluded from the diluted loss per share calculation for the three months ended March 31, 2001, as they would have been antidilutive. The effects of the performance-based warrants assumed by the Company, and other contingent equity consideration paid by the Company, in connection with certain acquisitions will be included in the calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned.

4.  Inventory

    Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

                           MARCH 31,     DECEMBER 31,
                             2001            2000
                           ---------     ------------
                                (IN THOUSANDS)

     Work in process        $25,007        $18,513
     Finished goods          50,496         33,624
                            -------        -------
                            $75,503        $52,137
                            =======        =======

5. Debt and Other Obligations

    The following is a summary of the Company's long-term debt, including debt and loans assumed in connection with acquisitions:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2001            2000
                                                               ---------      ------------
                                                                     (IN THOUSANDS)
     Credit facility                                           $ 93,768         $    --
     Capitalized lease obligations payable in varying
       monthly installments at rates from 7.8% to 14.7%           2,031           2,598
                                                               --------         -------
                                                                 95,799           2,598
      Less current portion of long-term debt                    (32,204)         (2,598)
                                                               --------         -------
                                                               $ 63,595         $    --
                                                               ========         =======

In connection with the acquisition of ServerWorks, the Company assumed a financing arrangement for a credit facility of up to $125.0 million. The Company may choose the rate at which the credit facility bears interest in one or three month periods as either (a) the higher of (i) 1.5% plus the Federal Reserve overnight rate and (ii) 1% plus the Bank of America prime rate or (b) 3% plus LIBOR. The credit facility is repayable in quarterly installments through December 2003.

    The following is a summary of the Company's other obligations, including an obligation assumed in connection with an acquisition:

                                           MARCH 31,     DECEMBER 31,
                                             2001           2000
                                           ---------     ------------
                                                (IN THOUSANDS)

     Non-interest bearing obligation        $35,000        $    --
     Note payable (LIBOR plus 1%)            21,051         21,051
                                            -------        -------
                                            $56,051        $21,051
                                            =======        =======

In connection with the acquisition of ServerWorks, the Company assumed a $35.0 million non-interest bearing obligation. This amount was paid in April 2001.

6.  Comprehensive Income (Loss)

    FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized losses on investments. The components of comprehensive income (loss), net of taxes, are as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            -------------------------
                                                              2001             2000
                                                            ---------         -------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)

     Net income (loss)                                      $(356,852)        $38,629
     Other comprehensive income (loss):
       Change in net unrealized loss on investment             (1,618)             --
       Change in accumulated translation adjustments              (33)             43
                                                            ---------         -------
     Total comprehensive income (loss)                      $(358,503)        $38,672
                                                            =========         =======

The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

                                                          MARCH 31,      DECEMBER 31,
                                                            2001            2000
                                                          ---------      ------------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)

      Accumulated net unrealized loss on investment        $(5,417)        $(3,799)
      Accumulated translation adjustments                      (45)            (12)
                                                           -------         -------
      Total accumulated other comprehensive loss           $(5,462)        $(3,811)
                                                           =======         =======

7.  Litigation

    In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company has not yet answered the complaint. In October 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the Court. The parties are currently conducting discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

    In October 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

    In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company's BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001, the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune's patent is invalid, unenforceable and not infringed. The parties are currently in the initial stages of discovery in the action, but a trial date has not been set.

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

    In March and April 2001, the Company and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, identified in the footnote below,(1) filed primarily in the United States District Court for the Central District of California,(2) alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and in general allege that the defendants improperly accounted for performance-based warrants assumed by the Company in connection with its acquisitions of Altima, Silicon Spice, Allayer, SiByte and Visiontech.

    While there is some variation in their specific allegations and their purported class periods (the earliest date identified for the onset of a class period is July 30, 2000 and the last date identified for the close of the class period is March 6, 2001), the essence of the allegations in each of these complaints is that the defendants intentionally failed to properly account for the financial impact of performance-based warrants assumed in connection with the acquisitions, which plaintiffs allege had the effect of materially overstating the Company's reported financial results. Plaintiffs allege that the defendants intentionally engaged in this alleged improper accounting practice in order to inflate the value of the Company's stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of the Company's stock as consideration in acquisitions. Plaintiffs also allege generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue.

    The enumerated complaints have only recently been filed. The Company is informed that additional complaints substantially similar to those described above have been filed, but as of May 15, 2001 the Company had not been served with the complaints in those other lawsuits. Motions to consolidate and for appointment of Lead Plaintiff(s) pursuant to the Private Securities Litigation Reform Act of 1995 were filed by at least six groups of plaintiffs on or before May 15, 2001. The Company anticipates that all of these actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of Lead Plaintiff(s). The Company has not yet answered any of the complaints, and discovery has not commenced. The Company believes that the allegations in these purported securities class actions are without merit and intends to defend the actions vigorously.


--------------

(1) Kurtz v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-275-GLT (EEx) (filed March 5, 2001); Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-279 (filed March 6, 2001); Pond Equities v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01- 285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8, 2001); Green v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT
    (EEx) (filed March 9, 2001); Mandel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SAVC-01-317-GLT (ANx) (filed March 12, 2001); L.A. Murphy v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-314-GLT (ANx) (filed March 12, 2001); Garfinkel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (ANx) (filed March 14, 2001); Nawaz v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-328-AHS (EEx) (filed March 20, 2001); Olson v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS
    (ANx) (filed March 20, 2001); Skubella v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001); Sneva v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2774-SVW (CTx) (filed March 26, 2001); Blumenthal v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-364-AHS (ANx) (filed March 27, 2001); Scheiner v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2912-WJR (SHx) (filed March 29, 2001); Flood v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-391-AHS
    (ANx) (filed April 6, 2001); Naiditch v. Broadcom Corporation, et al., U.S.D.C. S.D. Cal. Case No. 01-CV-633 JM (LSP) (filed April 11, 2001).

(2) The Naiditch complaint was filed in the United States District Court for the Southern District of California.

    In the period March through May 2001, the Company, along with each of its directors, was also sued in four purported shareholder derivative actions, identified in the footnote below,(3) based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. The Company has not yet answered any of the complaints, and discovery has not commenced. The Company believes the allegations in these purported derivative actions are also without merit and intends to defend the actions vigorously.

    In October 1998 Motorola, Inc. ("Motorola") filed a complaint in the United States District Court for the District of Delaware against AltoCom, Inc. ("AltoCom") (and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringed several patents owned by Motorola, (ii) AltoCom induced its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringed such patents. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringed an additional Motorola patent. In its complaints, Motorola sought an injunction against AltoCom as well as the recovery of monetary damages. AltoCom filed an answer and affirmative defenses to the complaint and asserted certain counterclaims. AltoCom became a subsidiary of the Company in August 1999. In January 2001 Motorola and AltoCom entered into a settlement agreement and cross-license pursuant to which they agreed to dismiss and release with prejudice all claims and counterclaims in this action. Under the terms of the patent cross-license, Motorola and AltoCom granted to each other and their respective affiliates (including, in the case of AltoCom, the Company) licenses with respect to certain technology. Neither party admitted any liability in connection with the action. The settlement terms are confidential, but the settlement did not have a material effect on the Company's business, results of operations or financial condition.

    In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission ("ITC") seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order consolidating the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending, and all three actions have been stayed. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

    Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. A hearing on the merits before the ITC Administrative Law Judge was held in April 2001 and an initial determination is expected in July 2001. A final determination from the ITC is expected to issue in October 2001. Altima became a subsidiary of the Company in September 2000.

    Although Altima believes that it has strong defenses and is defending the actions vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products, and possibly certain products of the Company, from entering the United States. Any finding adverse to Altima in these


-------------

(3) David v. Werner F. Wolfen, Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01CC03930 (filed March 22, 2001); Bollinger v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01CC04065 (filed March 27, 2001); Aiken
    v. Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Werner F. Wolfen, Alan E. Ross, and Broadcom Corporation, U.S.D.C. C.D. Cal. Case No. SACV-01-407 AHS (EEx) (filed April 11, 2001); and Lester v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, Myron S. Eichen, Alan E. Ross, Werner F. Wolfen, and Broadcom Corporation, Orange County Superior Court Case No. OICC06029 (filed May 9, 2001).

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

8.  Subsequent Events

Stock Option Exchange Offer

    On April 26, 2001 the Company announced, and on April 30, 2001 the Company filed with the SEC a Schedule TO describing, a program offering a voluntary stock option exchange or supplemental option grants for the Company's employees. Under the program, employees holding options to purchase the Company's Class A or Class B common stock will be given the opportunity to exchange certain of their existing options, with exercise prices above a designated price per share, for new options to purchase an equal number of shares of the Company's Class A common stock. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options will be the last reported trading price of the Company's Class A common stock on their grant date. As of April 20, 2001 options for approximately 45.7 million shares of the Company's common stock would have been eligible for participation in the program.

    As an alternative, the Company's employees will be given the opportunity to retain their existing eligible options and receive a supplemental grant of options to acquire the Company's Class A common stock. The number of shares in each supplemental option grant will depend on the number and exercise price of the holder's existing eligible options, with larger grants going to those holding higher-priced options. The exercise price of the supplemental options will be the last reported trading price of the Company's Class A common stock on the grant date. Based on the eligible options outstanding on April 20, 2001, if no options are tendered pursuant to the exchange offer, the Company would grant supplemental options to purchase approximately 9.6 million shares of the Company's Class A common stock. If eligible options are tendered and accepted for exchange, the number of supplemental options the Company issues will be lower.

    The terms and conditions of the program are subject to change prior to or during the offering period. See the Company's Schedule TO, as it may be amended from time to time, for further information.

    Certain of the Company's employees hold options which have been assumed in connection with the Company's acquisitions of the companies which previously employed those individuals, and the Company has recorded deferred compensation with respect to those options. To the extent those employees tender, and the Company accepts for exchange and cancellation, their assumed eligible options for new options, the Company will have to immediately accelerate the amortization of the related deferred compensation previously recorded in connection with these acquisitions. In the unlikely event that all eligible options are exchanged pursuant to the offer, the Company anticipates that approximately $250.0 million of deferred compensation expense related to these acquisitions would be accelerated and recorded in its reported results for the three months ending June 30, 2001. The Company believes the actual amount of accelerated deferred compensation expense to be recorded as a result of the offer will be significantly less because the Company does not expect that all eligible options will be tendered. Absent any such acceleration, these charges will be expensed over the remaining vesting period of the related options. The average remaining vesting period of these options is approximately three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000, and our subsequent reports on Forms 10-Q, 8-K and 8-K/A, that discuss our business in greater detail.

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

    This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

    We are the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, we design, develop and supply complete system-on-a-chip solutions and related applications for digital cable set-top boxes and cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, Voice over Internet Protocol ("VoIP"), carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber lines ("xDSL"), wireless communications, SystemI/O(TM) server solutions and network processing. From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has grown predominately through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that development revenue will constitute a decreasing percentage of our total revenue. We also generate a small percentage of our product revenue from the sale of software and the provision of software support services and sales of system-level reference designs.

    We recognize product revenue at the time of shipment, except for shipments to stocking distributors whereby revenue is recognized upon sale to the end customer. Provision is concurrently made for estimated product returns, which historically have been immaterial. Our products typically carry a one-year warranty. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. We also recognize as a reduction of revenue the fair value of assumed performance-based warrants earned by certain customers in connection with purchase and development agreements.

    The percentage of our net revenue derived from independent customers located outside of the United States was approximately 19.1% in the three months ended March 31, 2001 as compared with 19.5% the three months ended March 31, 2000. All of our revenue to date has been denominated in U.S. dollars.

    From time to time, our key customers have placed, modified or rescheduled large orders, causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 55.1% of our net revenue in the three months ended March 31, 2001 as compared to 61.3% of our net revenue in the three months ended March 31, 2000. We expect that our five largest customers will continue to account for a significant portion of our net revenue for 2001 and in the future.

    Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

    o   our product mix;

    o   the position of our products in their respective life cycles;

    o   competitive pricing strategies;

    o   the mix of product revenue and development revenue;

    o   manufacturing cost efficiencies and inefficiencies;

    o   amortization of purchased intangible assets;

    o   stock-based compensation; and

    o the fair value of performance-based warrants earned by certain customers.

For example, newly-introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

    The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, in the future, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially future quarters, would be materially and adversely affected.

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

    Due to the recent significant economic slowdown in the technology sector and semiconductor industry, in the first quarter of 2001 we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog. As a result, we anticipate that revenue in the three months ending June 30, 2001 will decline from revenue recognized in the three months ended March 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

    The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                             2001              2000(1)
                                                            ------            --------

     Net revenue                                             100.0%            100.0%
     Cost of revenue                                          52.5              41.3
                                                            ------            ------
     Gross profit                                             47.5              58.7
     Operating expense:
         Research and development                             35.3              23.4
         Selling, general and administrative                  12.7               9.8
         Stock-based compensation                             37.2               0.6
         Amortization of goodwill                             64.6                --
         Amortization of purchased intangible assets           2.0                --
         In-process research and development                  35.3                --
         Merger-related costs                                   --               1.5
         Litigation settlement costs                           1.0                --
                                                            ------            ------
     Income (loss) from operations                          (140.6)             23.4
     Interest and other income, net                            2.3               1.8
                                                            ------            ------
     Income (loss) before income taxes                      (138.3)             25.2
     Provision (benefit) for income taxes                    (23.4)              5.0
                                                            ------            ------
     Net income (loss)                                      (114.9)%            20.2%
                                                            ======            ======

----------

(1) Restated to give retroactive effect to subsequent acquisitions accounted for using the pooling-of-interests method.

    Net Revenue. Net revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from the sales of software and the provision of software support services and development revenue generated under development contracts with our customers. Net revenue is revenue less the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended March 31, 2001 was $310.5 million, an increase of $118.9 million or 62.1% as compared with net revenue of $191.6 million for the three months ended March 31, 2000. Net revenue for the three months ended March 31, 2001 was reduced by $7.6 million representing the fair value of the performance-based warrants to purchase 218,932 shares of Class A common stock earned by certain customers in connection with assumed purchase and development agreements. The growth in net revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems. In the future, net revenue may be reduced by the effect of the fair value of outstanding performance-based warrants earned by certain customers. Due to the recent significant economic slowdown in the technology sector and semiconductor industry, in the first quarter of 2001 we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog. As a result, we anticipate that revenue in the three months ending June 30, 2001 will decline from revenue recognized in the three months ended March 31, 2001. We are not currently able to assess the likely trend of revenue in future periods.

    Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, costs associated with assembly, test and quality assurance for those products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended March 31, 2001 was $147.5 million or 47.5% of net revenue, an increase of $35.0 million or 31.1% from gross profit of $112.5 million or 58.7% of net revenue for the three months ended March 31, 2000. The increase in gross profit was mainly attributable to the increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of net revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products, the $7.6 million impact of performance-based warrants earned by certain customers, the $3.9 million and $0.04 million of stock-based compensation for the three months ended March 31, 2001 and 2000, respectively, and approximately $11.6 million of amortization of purchased intangible assets for the three months ended March 31, 2001. We expect that gross profit as a percentage of net revenue will decline in future periods, as compared with our historical results, as volume-pricing agreements and competitive pricing strategies continue to take effect, which decline may be mitigated to some extent by lower anticipated silicon wafer costs. In addition, our gross profit may be affected by the future introduction of certain lower margin products.

    Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended March 31, 2001 was $109.5 million or 35.3% of net revenue, an increase of $64.8 million or 144.6% as compared with research and development expense of $44.8 million or 23.4% of net revenue for the three months ended March 31, 2000. This increase was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. Based upon past experience, we would anticipate that research and development expense in absolute dollars would continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. Research and development expense in both absolute dollars and as a percentage of net revenue is expected to increase in the second quarter of 2001 as compared to the first quarter of 2001. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of research and development expense thereafter.

    Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended March 31, 2001 was $39.4 million or 12.7% of net revenue, an increase of $20.7 million or 110.1% as compared with selling, general and administrative expense of $18.8 million or 9.8% of net revenue for the three months ended March 31, 2000. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. Based upon past experience, we would expect that over the long term selling, general and administrative expense in absolute dollars would continue to increase to support the planned continued expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. Selling, general and administrative expense in both absolute dollars and as a percentage of net revenue is expected to increase in the second quarter of 2001 as compared to the first quarter of 2001. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of selling, general and administrative expense thereafter.

    Stock-Based Compensation. Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $346.6 million of deferred compensation for the three months ended March 31, 2001 and $1.2 billion of deferred compensation in fiscal 2000 primarily in connection with stock options assumed in our acquisitions. Deferred compensation represents the difference between the fair value of our common stock at the closing date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Deferred compensation is presented as a reduction of shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to four years. Stock-based compensation expense in the three months ended March 31, 2001 was $115.8 million or 37.2% of net revenue, an increase of $114.5 million, as compared with stock-based compensation expense of $1.2 million or 0.6% of net revenue in the three months ended March 31, 2000. In addition, approximately $3.9 million and $0.04 million of stock-based compensation has been classified as cost of revenue in the three months ended March 31, 2001 and 2000, respectively and $0.3 million of additional stock-based compensation was classified as merger-related costs in the three months ended March 31, 2000. The significant increase in stock-based compensation in the three months ended March 31, 2001 relates primarily to stock options assumed in the two purchase transactions completed during the three months ended March 31, 2001, and eight purchase transactions completed during fiscal 2000, that were accounted for in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. We expect to record additional stock-based compensation expense in future periods as a result of the continued amortization of deferred compensation related to these purchase transactions.

    In connection with the current acquisition of ServerWorks and our previous acquisitions of Allayer and SiByte in fiscal 2000, if certain future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's Class A common stock. Any additional consideration paid that is allocated to deferred compensation will be amortized over the remaining vesting periods of the underlying options and restricted stock assumed in the acquisitions. In addition, outstanding options assumed in these transactions are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied. We recorded $1.1 million of deferred compensation in connection with a certain Allayer performance goal that was met during the three months ended March 31, 2001. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

    Amortization of Goodwill and Purchased Intangible Assets. In connection with the two purchase transactions completed in the three months ended March 31, 2001, we recorded approximately $906.0 million of additional goodwill and purchased intangible assets. For the eight other purchase transactions completed in fiscal 2000, we recorded approximately $3.4 billion of goodwill and purchase intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We are in the process of obtaining independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally two to five years. The amortization of goodwill and purchased intangible assets for the three months ended March 31, 2001 was $206.8 million or 66.6% of net revenue. No comparable amortization of goodwill and purchased intangible assets was incurred in the three months ended March 31, 2000. In addition, approximately $11.6 million of amortization of purchased intangible assets has been classified as cost of revenue in the three months ended March 31, 2001.

    In connection with the current acquisition of ServerWorks and our previous acquisitions of Allayer and SiByte in fiscal 2000, if certain internal future performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's Class A common stock. Any additional consideration paid that is allocated to goodwill for these acquisitions will be amortized over their remaining respective useful lives. We recorded $4.8 million of additional goodwill in connection with a certain Allayer performance goal that was met during the three months ended March 31, 2001. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

    In-Process Research and Development. In-process research and development ("IPR&D") aggregated $109.7 million for the purchase transactions completed in the three months ended March 31, 2001. No amounts of IPR&D were incurred in the three months ended March 31, 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

    The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in the three months ended March 31, 2001:

                                                                                AVERAGE     ESTIMATED       RISK
                                                                     AVERAGE   ESTIMATED     COST TO      ADJUSTED
  PURCHASE                                                           PERCENT    TIME TO     COMPLETE      DISCOUNT       IPR&D
 TRANSACTION                  DEVELOPMENT PROJECTS                  COMPLETE   COMPLETE   (IN MILLIONS)     RATE     (IN MILLIONS)
------------                  --------------------                  --------   ---------  -------------   --------   -------------

Visiontech      Video compression integrated circuits                  60%     1 year        $ 5.2        30 - 35%       $30.4
ServerWorks     High-performance SystemI/O(TM)integrated circuits      45%     1.5 years      21.2        29 - 34%        79.3

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

    Merger-Related Costs. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. In connection with the pooling-of-interests transactions in the three months ended March 31, 2000, merger-related costs of approximately $2.9 million were incurred. No merger-related costs were incurred in the three months ended March 31, 2001.

    Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred in the three months ended March 31, 2001. No comparable litigation settlement costs were incurred the three months ended March 31, 2000.

    Interest and Other Income, Net. Interest and other income, net, reflects interest earned on average cash and cash equivalents and investment balances, less interest on our debt and capital lease obligations. Interest and other income, net, in the three months ended March 31, 2001 was $7.0 million as compared with $3.4 million in the three months ended March 31, 2000. This increase was principally due to increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

    Provision for Income Taxes. Our effective tax rate was 16.9% for the three months ended March 31, 2001 and 20.0% for the three months ended March 31, 2000. The change in the effective tax rate for the three months ended March 31, 2001 from the three months ended March 31, 2000 was primarily the result of nondeductible acquisition-related items. The federal statutory rate was 35% for both periods. The primary differences between our effective tax rates and the federal statutory rate resulted from the effects of research and development credits, as well as nondeductible IPR&D and acquisition-related expenses, including goodwill amortization resulting from the purchase transactions completed during the three months ended March 31, 2001 and fiscal 2000. Our effective tax rate on income before the effects of these items, and before the effects of payroll tax expenses relating to certain stock option exercises, was 20% for both the three months ended March 31, 2001 and the three months ended March 31, 2000.

    At March 31, 2001 and 2000 we provided a valuation allowance of $6.9 million against a portion of certain acquired net operating losses due to uncertainty regarding their future realization. The utilization of such losses is subject to stringent limitations under the Internal Revenue Code. There is no valuation allowance provided against the remainder of our deferred tax assets, as we believe it is more likely than not that these assets will be realized. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 2001 we had $504.0 million in working capital, $610.9 million in cash, cash equivalents and short-term investments, and $101.4 million in long-term investments. At December 31, 2000 we had $673.1 million in working capital, $601.6 million in cash, cash equivalents and short-term investments, and $2.0 million in long-term investments.

    In connection with our acquisition of Serverworks, we assumed a credit facility of up to $125.0 million, of which $93.8 million was outstanding as of March 31, 2001. The credit facility is repayable in quarterly installments through 2003.

    Cash and cash equivalents increased from $523.9 million at the end of 2000 to $564.8 million at March 31, 2001. During the three months ended March 31, 2001, operating activities provided $74.8 million in cash. The net loss of $356.9 million in the three months ended March 31, 2001 was more than offset by the non-cash impact of depreciation and amortization, the fair value of warrants earned by customers, stock-based compensation, amortization of goodwill and purchased intangible assets, and IPR&D. Operating activities provided cash of $32.7 million the three months ended March 31, 2000.

    Investing activities used cash in the amount of $57.1 million in the three months ended March 31, 2001, as a result of $41.0 million of net cash received from purchase acquisitions, which was more than offset by $67.9 million of net purchases of investments and the purchase of $30.2 million of capital equipment to support our expanding operations. Investing activities provided cash of $1.4 million in the three months ended March 31, 2000 from the net proceeds from the sale of investments, which was partially offset by the purchase of capital equipment to support our expanding operations.

    Cash provided by financing activities was $23.2 million in the three months ended March 31, 2001, which primarily was the result of $23.5 million in net proceeds received from issuances of common stock, partially offset by $.7 million in payments on debt obligations of acquired companies. Cash provided by financing activities was $22.8 million in the three months ended March 31,

2000, which was primarily the result of $24.1 million in net proceeds from issuances of common stock, partially offset by $1.7 million in payments on debt obligations of acquired companies.

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

    We had outstanding capital commitments totaling approximately $8.7 million as of March 31, 2001, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 2000 we spent approximately $80.8 million on capital equipment to support our expanding operations. We expect that we will continue to spend substantial amounts during 2001 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

    Although we believe that we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

    o   the overall levels of sales of our products and gross profit margins;

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

    o   our relationships with suppliers and customers; and

    o general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown.

    In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

    Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000 as well as our subsequent reports on Forms 10-Q, 8-K and 8-K/A. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT SLOWDOWN IN THE U.S. ECONOMY.

    Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, including during the first half of 2001, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

    Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

    o economic and market conditions in the semiconductor industry and the broadband communications equipment markets, including the effects of the current significant economic slowdown;

    o   the volume of our product sales and pricing concessions on volume sales;

    o   the timing, rescheduling or cancellation of significant customer orders;

    o   the gain or loss of a key customer;

    o the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

    o the effectiveness of our expense and product cost control and reduction efforts;

    o the availability and pricing of foundry and assembly capacity and raw materials;

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

    o the rate at which our present and future customers and end users adopt Broadcom technologies and products in our target markets;

    o the rate of adoption and acceptance of new industry standards in our target markets;

    o   the effects of new and emerging technologies;

    o intellectual property disputes and customer indemnification claims and other types of litigation risk;

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

    o   general economic and market conditions.

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

    We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola and 3Com, including sales to their respective manufacturing subcontractors, accounted for approximately 18.6% and 15.5% respectively, of our net revenue in the three months ended March 31, 2001. In the three months ended March 31, 2001 sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 55.1% of our net revenue compared to 61.8% of net revenue in the year ended December 31, 2000. Nonetheless, we expect that our key customers will continue to account for a substantial portion of our revenues for 2001 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

    Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technologies and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. In connection with our 19 acquisitions to date, we recorded goodwill in the aggregate amount of approximately $4.1 billion. The portion of such goodwill attributable to each acquisition generally will be amortized over a 60 month period from the date that such acquisition closed. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.6 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We anticipate recording additional goodwill and deferred compensation charges in connection with future acquisitions. We may seek to account for acquisitions under the pooling-of-interests accounting method, but that method may not be available. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

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

    The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with either TSMC or Chartered. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and TSMC and Chartered can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with TSMC or Chartered, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use two independent foundries, most of our components are not manufactured at both foundries at any given time and some of our products may be designed to be manufactured at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

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

    During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 1,069 employees as of December 31, 1999 to 2,797 employees as of March 31, 2001, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

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

    We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 19.1% of our net revenue in the three months ended March 31, 2001 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. In the future, we intend to continue to expand our international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

    In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition will require us to redesign certain products and modify the manufacturing processes for our products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have begun shifting certain products to .35 micron, .22 micron,
 .18 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

    Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 43 issued United States patents and have filed over 600 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

    Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, one of the two outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, is located in Taiwan, a country that recently experienced a significant earthquake and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in Taiwan could materially disrupt TSMC's production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

DISRUPTIONS IN ENERGY SUPPLIES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS

    California is currently experiencing prolonged energy alerts and blackouts caused by the shortage and substantially increased costs of electricity and natural gas. We are unsure how long these alerts and blackouts will continue or how severe they may become. Several of our facilities, including our principal executive offices, are located, and we conduct research, development and engineering activities, in California. Many of our customers are also headquartered or have substantial operations in California. If we, or any of our major customers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

    As of March 31, 2001 our directors and executive officers beneficially owned approximately 27.3% of our outstanding common stock and 72.3% of the total voting control held by our shareholders. In particular, as of March 31, 2001 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 26.1% of our outstanding common stock and 69.9% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

    The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since August 1, 2000 our Class A common stock has traded at prices as low as $20.88 and as high as $274.75 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

    o   quarter-to-quarter variations in our operating results;

    o announcements of technological innovations or new products by our competitors, customers or us;

    o general economic conditions in the semiconductor industry and the broadband communications equipment markets;

    o   changes in earnings estimates or investment recommendations by analysts;

    o   changes in investor perceptions; or

    o changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

    In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in the discussion of "Legal Proceedings" we have recently been sued in several purported securities class action lawsuits, which we anticipate will be consolidated. We and our directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a very significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management's attention and resources from other matters, which could also adversely affect the price of our stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

    We believe that our existing cash, cash equivalents and investments on hand, together with the cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next 12 months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

    Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the existence of supervoting rights by holders of our Class B common stock, our officers' ownership of a majority of the Class B common stock and the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. Finally, these factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to the section titled Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against Broadcom asserting that we
(i) infringe five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint sought a preliminary and permanent injunction against Broadcom as well as the recovery of monetary damages, including treble damages for willful infringement. We have not yet answered the complaint. In October 2000 we filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the Court. The parties are currently conducting discovery in the action. The Court has tentatively scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

    In October 2000 Broadcom filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

    In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against Broadcom asserting that (i) our BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) we induce the infringement of such patent, and (iii) we contributorily infringe such patent. The complaint sought a preliminary and permanent injunction against Broadcom as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001, we answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune's patent is invalid, unenforceable and not infringed. The parties are currently in the initial stages of discovery in the action, but a trial date has not been set.

    Although we believe that we have strong defenses to Intel's claims in the Delaware action and to Microtune's claims in the Texas action and are defending both actions vigorously, a finding of infringement by us as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that we withdraw various products from the market, and indemnification claims by our customers or strategic partners, each of which events could have a material adverse effect on our business, results of operations and financial condition.

    In March and April 2001, Broadcom and our Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, identified in the footnote below,(1) filed primarily in the United States District Court for the Central District of California,(2) alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). These


----------------

(1) Kurtz v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-275-GLT (EEx) (filed March 5, 2001); Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-279 (filed March 6, 2001); Pond Equities v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01- 285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8, 2001); Green v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT
    (EEx) (filed March 9, 2001); Mandel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SAVC-01-317-GLT (ANx) (filed March 12, 2001); L.A. Murphy v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-314-GLT (ANx) (filed March 12, 2001); Garfinkel v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (ANx) (filed March 14, 2001); Nawaz v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-328-AHS (EEx) (filed March 20, 2001); Olson v. Broadcom Corporation, et al. U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS
    (ANx) (filed March 20, 2001); Skubella v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001); Sneva v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2774-SVW (CTx) (filed March 26, 2001); Blumenthal v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-364-AHS (ANx) (filed March 27, 2001); Scheiner v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2912-WJR (SHx) (filed March 29, 2001); Flood v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-391-AHS
    (ANx) (filed April 6, 2001); Naiditch v. Broadcom Corporation, et al., U.S.D.C. S.D. Cal. Case No. 01-CV-633 JM (LSP) (filed April 11, 2001).

(2) The Naiditch complaint was filed in the United States District Court for the Southern District of California.

complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and in general allege that the defendants improperly accounted for performance-based warrants assumed by us in connection with our acquisitions of Altima, Silicon Spice, Allayer, SiByte and Visiontech.

    While there is some variation in their specific allegations and their purported class periods (the earliest date identified for the onset of a class period is July 30, 2000 and the last date identified for the close of the class period is March 6, 2001), the essence of the allegations in each of these complaints is that the defendants intentionally failed to properly account for the financial impact of performance-based warrants assumed in connection with the acquisitions, which plaintiffs allege had the effect of materially overstating Broadcom's reported financial results. Plaintiffs allege that the defendants intentionally engaged in this alleged improper accounting practice in order to inflate the value of our stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of our stock as consideration in acquisitions. Plaintiffs also allege generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue.

    The enumerated complaints have only recently been filed. We are informed that additional complaints substantially similar to those described above have been filed, but as of May 15, 2001 we had not been served with the complaints in those other lawsuits. Motions to consolidate and for appointment of Lead Plaintiff(s) pursuant to the Private Securities Litigation Reform Act of 1995 were filed by at least six groups of plaintiffs on or before May 15, 2001. We anticipate that all of these actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of Lead Plaintiff(s). We have not yet answered any of the complaints, and discovery has not commenced. We believe that the allegations in these purported securities class actions are without merit and intend to defend the actions vigorously.

    In the period March through May 2001, we, along with each of our directors, were also sued in four purported shareholder derivative actions, identified in the footnote below,(3) based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to Broadcom. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. We have not yet answered any of the complaints, and discovery has not commenced. We believe the allegations in these purported derivative actions are also without merit and intend to defend the actions vigorously.

    In October 1998 Motorola, Inc. ("Motorola") filed a complaint in the United States District Court for the District of Delaware against AltoCom, Inc. ("AltoCom") (and co-defendant, PC-Tel, Inc.) asserting that (i) AltoCom's V.34 and V.90 compliant software modem technology infringed several patents owned by Motorola, (ii) AltoCom induced its V.34 and V.90 licensees to infringe such patents, and (iii) AltoCom contributorily infringed such patents. In May 2000 Motorola filed an amended complaint alleging that AltoCom's technology infringed an additional Motorola patent. In its complaints, Motorola sought an injunction against AltoCom as well as the recovery of monetary damages. AltoCom filed an answer and affirmative defenses to the complaint and asserted certain counterclaims. AltoCom became a subsidiary of Broadcom in August 1999. In January 2001 Motorola and AltoCom entered into a settlement agreement and cross-license pursuant to which they agreed to dismiss and release with prejudice all claims and counterclaims in this action. Under the terms of the patent cross-license, Motorola and AltoCom granted to each other and their respective affiliates (including, in the case of AltoCom, Broadcom) licenses with respect to certain technology. Neither party admitted any liability in connection with the action. The settlement terms are confidential, but the settlement did not have a material effect on our business, results of operations or financial condition.

    In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in


-------------

(3) David v. Werner F. Wolfen, Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01CC03930 (filed March 22, 2001); Bollinger v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01CC04065 (filed March 27, 2001); Aiken
    v. Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Werner F. Wolfen, Alan E. Ross, and Broadcom Corporation, U.S.D.C. C.D. Cal. Case No SACV-01-407 AHS (EEx) (filed April 11, 2001); and Lester v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, Myron S. Eichen, Alan E. Ross, Werner F. Wolfen, and Broadcom Corporation, Orange County Superior Court Case No. OICC06029 (Filed May 9, 2001).

the U.S. International Trade Commission ("ITC") seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order consolidating the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, Altima is entitled to a stay of all proceedings in the three District Court actions while the ITC investigation is pending, and all three actions have been stayed. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

    Altima believes it has strong defenses to the claims of Level One and Intel on noninfringement, invalidity, and inequitable conduct grounds. A hearing on the merits before the ITC Administrative Law Judge was held in April 2001 and an initial determination is expected in July 2001. A final determination from the ITC is expected to issue in October 2001. Altima became a subsidiary of Broadcom in September 2000.

    Although Altima believes that it has strong defenses and is defending the actions vigorously, a finding of infringement by Altima as to the patent in the Eastern District of California action could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding against Altima in the consolidated ITC action could result in the exclusion of certain Altima products, and possibly certain of our products, from entering the United
States. Any finding adverse to Altima in these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material adverse effect on Altima's, and possibly our, business, results of operations and financial condition.

    We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

    The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving Broadcom or our subsidiaries will not have a material adverse effect on our business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 3, 2001 in connection with our acquisition of Visiontech Ltd., we issued an aggregate of 1,459,975 shares of our Class A common in exchange for substantially all of the assets of Visiontech and reserved 790,027 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Visiontech. In addition to the purchase consideration, we reserved 5,714,270 shares of our Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of Visiontech that become exercisable upon satisfaction of certain customer purchase requirements.

    On January 16, 2001 in connection with our acquisition of ServerWorks Corporation., we issued an aggregate of 7,225,031 shares of our Class A common in exchange for all outstanding shares of ServerWorks common stock and reserved 3,774,969 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of ServerWorks. If certain internal future performance goals are satisfied, we will issue up to nine million additional shares of our Class A common stock to the shareholders and option holders of ServerWorks.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           None.

    (b) Reports on Form 8-K

    Form 8-K filed on January 9, 2001 reporting the Registrant's agreement to acquire ServerWorks Corporation (Item 5).

    Form 8-K filed on January 18, 2001 reporting the completion of its acquisition of Visiontech Ltd. (Item 2).

    Form 8-K filed on January 24, 2001 reporting fourth quarter and fiscal 2000 earnings press release (Item 9).

    Form 8-K filed on January 31, 2001 reporting the completion of its acquisition of ServerWorks Corporation (Item 2).

    Form 8-K/A (Amendment No. 1) filed on February 28, 2001 providing the historical financial statements of SiByte, Inc., and unaudited pro forma financial information (Item 7).

    Form 8-K filed on March 9, 2001 providing an update to first quarter 2001 outlook and the accounting treatment of assumed performance-based warrants (Item
9).

    Form 8-K/A (Amendment No. 1) filed on March 19, 2001 providing the historical financial statements of Visiontech Ltd., and unaudited pro forma financial information (Item 7).

    Form 8-K filed on March 21, 2001 reporting its completion of an accounting review of performance-based warrant-related transactions (Item 9).

    Form 8-K/A (Amendment No. 2) filed on March 30, 2001 to revise the unaudited pro forma financial information in connection with the acquisitions of Altima Communications, Inc. and Silicon Spice Inc. (Item 7).

    Form 8-K/A (Amendment No. 2) filed on March 30, 2001 to revise the unaudited pro forma financial information in connection with the acquisition of SiByte, Inc. (Item 7).

    Form 8-K/A (Amendment No. 2) filed on March 30, 2001 to revise the unaudited pro forma financial information in connection with the acquisition of Visiontech Ltd. (Item 7).

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

                                                   BROADCOM CORPORATION,
                                                   A CALIFORNIA CORPORATION
                                                   (Registrant)

May 15, 2001                                       /s/  WILLIAM J. RUEHLE
                                                   -----------------------------
                                                        William J. Ruehle
                                                        Vice President and Chief
                                                        Financial Officer
                                                        (Principal Financial
                                                        Officer)

                                                   /s/  SCOTT J. POTERACKI
                                                   -----------------------------
                                                        Scott J. Poteracki
                                                        Corporate Controller and
                                                        Senior Director of
                                                        Finance (Principal
                                                        Accounting Officer)