Form 10-Q
period 2001-06-30
BROADCOM CORP
filed 2001-08-14
CIK 1054374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of July 31, 2001: 183,052,603 shares of Class A common stock and 78,032,683 shares of Class B common stock.

================================================================================

    Broadcom(R), the pulse logo(R) and SystemI/O(TM) are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.


(C)2001 Broadcom Corporation. All rights reserved.

                              BROADCOM CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                         SIX MONTHS ENDED JUNE 30, 2001

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001
         (unaudited) and December 31, 2000                                   1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2001 and 2000           2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2001 and 2000                     3

         Notes to Unaudited Condensed Consolidated Financial Statements      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  36

Item 2.  Change in Securities and Use of Proceeds                           40

Item 3.  Defaults upon Senior Securities                                    40

Item 4.  Submission of Matters to a Vote of Security Holders                40

Item 5.  Other Information                                                  40

Item 6.  Exhibits and Reports on Form 8-K                                   40

Signatures                                                                  41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,       DECEMBER 31,
                                                           2001              2000
                                                        -----------      -----------
                                                        (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                           $   481,073      $   523,904
    Short-term investments                                   43,275           77,682
    Accounts receivable, net                                 73,918          172,314
    Inventory                                                51,455           52,137
    Deferred taxes                                           38,511           10,397
    Prepaid expenses                                         37,832           39,220
                                                        -----------      -----------
         Total current assets                               726,064          875,654
Property and equipment, net                                 158,260          132,870
Long-term investments                                       141,003            1,984
Deferred taxes                                              256,225          351,937
Goodwill and purchased intangible assets, net             3,778,792        3,260,464
Other assets                                                 54,499           54,913
                                                        -----------      -----------
         Total assets                                   $ 5,114,843      $ 4,677,822
                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                              $    73,567      $    78,163
    Wages and related benefits                               38,537           34,720
    Accrued liabilities                                     148,091           66,030
    Notes payable                                            21,051           21,051
    Current portion of long-term debt                        31,274            2,598
                                                        -----------      -----------
         Total current liabilities                          312,520          202,562

Long-term debt, less current portion                         63,172               --

Shareholders' equity:
    Common stock                                                 25               24
    Additional paid-in capital                            7,374,212        6,236,968
    Notes receivable from employees                         (14,825)         (14,575)
    Deferred compensation                                (1,212,454)      (1,135,555)
    Accumulated deficit                                  (1,401,037)        (607,791)
    Accumulated other comprehensive loss                     (6,770)          (3,811)
                                                        -----------      -----------
         Total shareholders' equity                       4,739,151        4,475,260
                                                        -----------      -----------
         Total liabilities and shareholders' equity     $ 5,114,843      $ 4,677,822
                                                        ===========      ===========

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -----------------------     -----------------------
                                                    2001           2000         2001           2000
                                                  ---------      --------     ---------      --------
Net revenue                                       $ 210,908      $245,177     $ 521,409      $436,768
Cost of revenue (a)                                 132,564       102,520       295,516       181,597
                                                  ---------      --------     ---------      --------
Gross profit                                         78,344       142,657       225,893       255,171

Operating expense:
    Research and development (b)                    116,072        50,633       225,604        95,405
    Selling, general and administrative (b)          38,820        23,198        78,224        41,949
    Stock-based compensation                        134,221         1,737       249,974         2,965
    Amortization of goodwill                        206,713            --       407,370            --
    Amortization of purchased
      intangible assets                               6,902            --        12,999            --
    In-process research and development                  --            --       109,710            --
    Restructuring costs                              18,235            --        18,235            --
    Merger-related costs                                 --         1,844            --         4,745
    Litigation settlement costs                          --            --         3,000            --
                                                  ---------      --------     ---------      --------
Income (loss) from operations                      (442,619)       65,245      (879,223)      110,107
Interest and other income, net                        6,225         4,625        13,248         8,050
                                                  ---------      --------     ---------      --------
Income (loss) before income taxes                  (436,394)       69,870      (865,975)      118,157
Provision (benefit) for income taxes                     --        13,973       (72,729)       23,631
                                                  ---------      --------     ---------      --------
Net income (loss)                                 $(436,394)     $ 55,897     $(793,246)     $ 94,526
                                                  =========      ========     =========      ========
Basic earnings (loss) per share                   $   (1.73)     $    .26     $   (3.16)     $    .44
                                                  =========      ========     =========      ========
Diluted earnings (loss) per share                 $   (1.73)     $    .22     $   (3.16)     $    .37
                                                  =========      ========     =========      ========
Weighted average shares (basic)                     252,399       214,605       251,044       212,911
                                                  =========      ========     =========      ========
Weighted average shares (diluted)                   252,399       253,944       251,044       253,261
                                                  =========      ========     =========      ========

------------

(a)  Cost of revenue includes the following:

     Stock-based compensation expense               $   5,218      $     38     $   9,115      $     75
     Amortization of purchased intangible assets       13,388            --        24,966            --
                                                    ---------      --------     ---------      --------
                                                    $  18,606      $     38     $  34,081      $     75
                                                    =========      ========     =========      ========

(b)  Stock-based compensation expense is excluded from the following:

     Research and development expense               $  86,333      $  1,312     $ 163,813      $  2,153
     Selling, general and administrative expense       47,888           425        86,161           812
                                                    ---------      --------     ---------      --------
                                                    $ 134,221      $  1,737     $ 249,974      $  2,965
                                                    =========      ========     =========      ========

     Amortization of purchased intangible assets is excluded from the following:

     Research and development expense               $   6,680      $     --     $  12,566      $     --
     Selling, general and administrative expense          222            --           433            --
                                                    ---------      --------     ---------      --------
                                                    $   6,902      $     --     $  12,999      $     --
                                                    =========      ========     =========      ========


                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------
OPERATING ACTIVITIES

Net income (loss)                                       $(793,246)     $  94,526
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                          24,787          9,841
    Stock-based compensation                              269,133          3,614
    Amortization of goodwill and purchased
      intangible assets                                   445,335             --
    In-process research and development                   109,710             --
    Tax benefit from stock plans                               --         73,614
    Deferred taxes                                        (61,745)       (51,793)

    Change in operating assets and liabilities:
       Accounts receivable                                137,787        (24,951)
       Inventory                                            1,787        (19,440)
       Prepaid expenses and other assets                   (9,126)       (21,253)
       Accounts payable                                   (29,125)        15,942
       Other accrued liabilities                          (42,816)        (8,397)
                                                        ---------      ---------
          Net cash provided by operating activities        52,481         71,703

INVESTING ACTIVITIES

Purchases of property and equipment, net                  (47,456)       (20,765)
Net cash received from purchase transactions               40,992             --
Proceeds from sale of investments                          88,736          8,508
Purchases of investments                                 (193,348)        (8,080)
                                                        ---------      ---------
          Net cash used in investing activities          (111,076)       (20,337)

FINANCING ACTIVITIES

Proceeds from debt obligations                                 --            250
Payments on debt obligations                              (36,406)        (3,147)
Net proceeds from issuance of common stock                 36,638         51,200
Proceeds from warrants earned by customers                 15,026             --
Proceeds from repayment of notes receivable                   506            395
                                                        ---------      ---------
          Net cash provided by financing activities        15,764         48,698
                                                        ---------      ---------
Increase (decrease) in cash and cash equivalents          (42,831)       100,064
Cash and cash equivalents at beginning of year            523,904        180,816
                                                        ---------      ---------
Cash and cash equivalents at end of period              $ 481,073      $ 280,880
                                                        =========      =========

                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its wholly owned subsidiaries (collectively, the "Company") at June 30, 2001 and the consolidated results of the Company's operations and cash flows for the three and six months ended June 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     Certain amounts in the unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease in amortization of goodwill of approximately $838.2 million (or $3.34 per share based on basic shares outstanding for the six months ended June 30, 2001) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

2.   BUSINESS COMBINATIONS

     In January 2001 the Company completed the acquisitions of Visiontech Ltd., a supplier of digital video/audio MPEG-2 compression and decompression chips, and ServerWorks Corporation, a supplier of high-performance system input/output (I/O) integrated circuits for servers. A summary of these transactions follows:

                                                   SHARES                        SHARES
                                                  RESERVED        SHARES       RESERVED FOR
                                                    FOR        RESERVED FOR     ACHIEVING
                                                   OPTIONS      PERFORMANCE-     CERTAIN          TOTAL
                                                  AND OTHER        BASED      FUTURE INTERNAL     SHARES
                             DATE       SHARES     RIGHTS        WARRANTS       PERFORMANCE     ISSUED AND
COMPANY ACQUIRED           ACQUIRED     ISSUED     ASSUMED        ASSUMED         GOALS          RESERVED
----------------          ---------   ---------   ----------   -------------  ---------------   ----------
Visiontech                Jan. 2001   1,459,975     790,027       5,714,270             --       7,964,272
ServerWorks               Jan. 2001   7,225,031   3,774,969              --      9,000,000      20,000,000

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

                   NET ASSETS      GOODWILL AND                    DEFERRED TAX
                  (LIABILITIES)      PURCHASED       DEFERRED         ASSETS                             TOTAL
                     ASSUMED        INTANGIBLES    COMPENSATION    (LIABILITIES)         IPR&D       CONSIDERATION
                   ---------       -------------   ------------    -------------    ------------     -------------
Visiontech         $ (14,826)        $105,404        $100,530        $      --         $ 30,400        $  221,508
ServerWorks         (169,250)         800,589         244,971         (147,860)          79,310           807,760
                   ---------         --------        --------        ---------         --------        ----------
Total              $(184,076)        $905,993        $345,501        $(147,860)        $109,710        $1,029,268
                   =========         ========        ========        =========         ========        ==========

     The consideration for each of the purchase transactions was calculated as follows: (a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transaction was announced and (b) restricted common stock and employee stock options were valued in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.


     Accounting for Performance-Based Warrants

     Prior to the Company's acquisition of Visiontech, Visiontech entered into a number of purchase and development agreements whereby certain of its customers were granted performance-based warrants that vest upon the satisfaction by the customers of certain purchase or development requirements. The warrants issued by Visiontech were immediately exercisable (and all but one customer did in fact exercise the warrants prior to the Company's acquisition of Visiontech), but were subject to Visiontech's right to repurchase unvested shares for the original exercise price paid per share. These shares were to vest and the repurchase right would lapse with respect to such shares as the purchase or development performance commitments in the warrant agreements were met. The shares underlying the unexercised performance-based warrants and the shares issued pursuant to the performance-based warrants that are subject to repurchase are collectively referred to herein as the "Warrant Shares." The purchase and development agreements and the Warrant Shares were assumed by the Company upon consummation of its acquisition of Visiontech.

     The Company originally issued or reserved for future issuance 5,714,270 additional shares of Class A common stock to customers for the Warrant Shares of Visiontech that were assumed by the Company. In allocating the purchase price, no value has been assigned to the purchase and development agreements because they were executory contracts and their terms were at fair value. Similarly, no value has been assigned to the Warrant Shares. The Company will account for the Warrant Shares under Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, and EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee. Accordingly, the Warrant Shares will be accounted for as reductions of revenue, with a corresponding increase in shareholders' equity, in future periods if, as and when customers holding such Warrant Shares satisfy specified purchase or development requirements and thereby cause the Warrant Shares to become vested. These Warrant Shares will be accounted for using their fair value at such future vesting dates. The Warrant Shares generally vest quarterly over the period from January 2001 through December 2004, subject to satisfaction by customers of the applicable purchase or development requirements, and are generally exercisable for an exercise price of $0.002 per share.

     In connection with the Company's previous acquisitions in fiscal 2000 of Altima Communications, Inc., Silicon Spice Inc., Allayer Communications and SiByte, Inc., the Company assumed outstanding performance-based warrants that those companies had issued to certain of their customers. The Company also assumed the related purchase and development agreements under which the warrants were issued.

     Customers earned performance-based warrants and Warrant Shares for an aggregate of 173,264 and 392,196 shares of the Company's Class A common stock in the three and six months ended June 30, 2001, respectively. The fair value of the warrants and Warrants Shares earned by the customers in the three and six months ended June 30, 2001 was $7.4 million and $15.0 million, respectively.

     At the time the Company acquired each of these five companies, the Company expected each acquired company and its customers to perform under the respective purchase and development agreements and for the assumed warrants and Warrant Shares to be earned. However, on February 28, 2001 one of the five customers that had entered into a purchase agreement with Altima gave notice to the Company that it was terminating its purchase agreement. Additionally, based on the recent significant economic slowdown in the technology sector and current market conditions, the Company has concluded that the remaining purchase and development agreements may no longer be desirable. As a result, as of the date of this Report the Company had terminated purchase agreements with the four remaining customers of Altima, the customer of Allayer and two of the customers of Visiontech, and has cancelled or repurchased warrants and Warrant Shares related to the terminated agreements. The Company is currently in the process of negotiating termination of development agreements with the customers of Silicon Spice and SiByte, and of purchase and development agreements with the three remaining Visiontech customers, as well as cancellation or repurchase of the related warrants and Warrant Shares. In addition, in the future the Company may consider revising or terminating the remaining purchase and development agreements that it assumed in connection with these acquisitions, which could result in cancellation or repurchase of the related warrants. The accounting for any warrants or Warrant Shares earned in prior periods will not be affected by such terminations. As of June 30, 2001 the Company had incurred approximately $0.7 million of costs related to the termination of certain of the purchase agreements and cancellation or repurchase of the related warrants and Warrant Shares.

     During the six months ended June 30, 2001, a total of 149,383 performance-based warrants were exercised and 6,953,902 performance-based warrants and Warrant Shares were cancelled or repurchased. At June 30, 2001 warrants and Warrant Shares to purchase 386,046 shares of common stock were vested and outstanding and warrants and Warrant Shares to purchase 3,931,572 shares of common stock remained outstanding and unvested. There were no performance-based warrants or Warrant Shares outstanding in the six months ended June 30, 2000.

     Accounting for Contingent Consideration

     In connection with the Company's acquisition of ServerWorks, if certain future internal performance goals are satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's Class A common stock, which have been reserved for that purpose, and will be accounted for in accordance with APB 16, FIN 44 and EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated to goodwill and deferred compensation and amortized over the remaining useful life of goodwill and the remaining vesting periods of the applicable equity instruments. In addition, outstanding stock options assumed in this transaction are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied or expire unearned.

     In connection with its acquisition of Allayer in fiscal 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. One of these performance goals was met during the six months ended June 30, 2001. As a result, the Company issued or reserved for future issuance approximately 89,524 shares of its Class A common stock and recorded an additional $4.8 million of goodwill and $1.1 million of deferred compensation related to the satisfaction of the Allayer performance goal.

     In connection with its acquisition of SiByte in fiscal 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. Three of these performance goals were met during the three and six months ended June 30, 2001. As a result, the Company issued or reserved for future issuance approximately 2,107,824 shares of its Class A common stock and recorded an additional $50.9 million of goodwill, $3.9 million for an immediate stock-based compensation charge and $16.7 million of deferred compensation related to the satisfaction of the SiByte performance goals.

     As of June 30, 2001 an aggregate of 10,532,041 shares of Class A common stock remained reserved for future issuance if certain internal performance goals are met in relation to the Company's acquisitions of Allayer, SiByte and ServerWorks.

     In-Process Research and Development

     In-process research and development totaled in aggregate $109.7 million for purchase transactions completed in the six months ended June 30, 2001. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

     The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of developed technology is included in identifiable intangible assets, and the fair values of IPR&D to-be-completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair value of and approximate the amounts an independent party would pay for these projects.

     As of the acquisition dates of Visiontech and ServerWorks, development projects were in process. Research and development costs to bring the products from these acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

     Goodwill and Deferred Stock-Based Compensation

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is currently being amortized on a straight-line basis over its estimated remaining useful life of five years. Reviews are regularly performed to determine whether the carrying value of the goodwill asset is impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. See Note 1.

     Deferred stock-based compensation has been valued in accordance with FIN
44. This amount is being amortized over the remaining vesting period (generally three to four years) of the underlying restricted stock and stock options assumed.

     Pro Forma Data

     The unaudited pro forma statement of operations data below gives effect to the 10 purchase acquisitions that were completed during 2000 and through June 30, 2001 as if they had occurred at the beginning of fiscal 2000. The following data includes amortization of goodwill, purchased intangible assets and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal 2000.

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                   -------------------------------
                                      2001                  2000
                                   ---------             ---------
                                          (IN THOUSANDS,
                                       EXCEPT PER SHARE DATA)
     Net revenue                   $ 525,338             $ 532,181
     Net loss                       (678,709)             (618,993)
     Net loss per share                (2.69)                (2.63)

3.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of earnings (loss) per share:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            ------------------------      ------------------------
                                               2001          2000            2001          2000
                                            ---------      ---------      ---------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Numerator: Net income (loss)           $(436,394)     $  55,897      $(793,246)     $  94,526
                                            =========      =========      =========      =========
     Denominator:
         Weighted-average shares
           outstanding                        259,599        217,516        258,681        216,165
         Less: nonvested common shares
           outstanding                         (7,200)        (2,911)        (7,637)        (3,254)
                                            ---------      ---------      ---------      ---------
     Denominator for basic earnings per
       common share                           252,399        214,605        251,044        212,911

     Effect of dilutive securities:
         Nonvested common shares                   --          2,900             --          3,244
         Stock options                             --         36,439             --         37,106
                                            ---------      ---------      ---------      ---------
     Denominator for diluted earnings
       per common share                       252,399        253,944        251,044        253,261
                                            =========      =========      =========      =========
     Basic earnings (loss) per share        $   (1.73)     $     .26      $   (3.16)     $     .44
                                            =========      =========      =========      =========
     Diluted earnings (loss) per share      $   (1.73)     $     .22      $   (3.16)     $     .37
                                            =========      =========      =========      =========

     Approximately 25.8 million and 28.6 million common share equivalents have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2001, respectively, as they would have been antidilutive. The effects of performance-based warrants assumed by the Company, and other contingent equity consideration paid by the Company, in connection with certain acquisitions will be included in the calculation of basic and diluted earnings
(loss) per share as of the beginning of the period in which such warrants or contingent equity consideration are earned.

4.   INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

                                JUNE 30,         DECEMBER 31,
                                  2001               2000
                                --------         ------------
                                      (IN THOUSANDS)
     Work in process            $19,326            $18,513
     Finished goods              32,129             33,624
                                -------            -------
                                $51,455            $52,137
                                =======            =======

5.   DEBT AND OTHER OBLIGATIONS

     The following is a summary of the Company's long-term debt, including debt and loans assumed in connection with acquisitions:

                                                     JUNE 30,       DECEMBER 31,
                                                       2001             2000
                                                     --------         -------
                                                          (IN THOUSANDS)
     Credit facility                                 $ 93,153         $    --
     Capitalized lease obligations payable in
       varying monthly installments
       at rates from 7.8% to 14.7%                      1,293           2,598
                                                     --------         -------
                                                       94,446           2,598
     Less current portion of long-term debt           (31,274)         (2,598)
                                                     --------         -------
                                                     $ 63,172         $    --
                                                     ========         =======

     In connection with the acquisition of ServerWorks, the Company assumed a financing arrangement for a credit facility of up to $125.0 million. The Company may choose the rate at which the credit facility bears interest in one or three month periods as either (a) the higher of (i) 1.5% plus the Federal Reserve overnight rate and (ii) 1% plus the Bank of America prime rate or (b) 3% plus LIBOR. The credit facility is repayable in quarterly installments through December 2003. The credit facility is secured by a pledge of substantially all of the assets of ServerWorks as well as other security.

     At June 30, 2001 the Company has a note payable of $21.1 million that bears interest at LIB0R plus 1% and is classified as a current liability.

     In connection with the acquisition of ServerWorks, the Company assumed a $35.0 million non-interest bearing obligation to a third party. This amount was paid in April 2001.

6.   RESTRUCTURING COSTS

     In the second quarter of 2001 the Company announced and began implementing a plan to restructure its operations in response to the current challenging economic climate. This restructuring plan will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. As of June 30, 2001 the Company recorded restructuring costs totaling $18.2 million, which are classified as operating expense. The Company anticipates recording further restructuring costs in the third quarter of 2001 as it continues to implement this plan.

     Through June 30, 2001 the restructuring plan had resulted in the reduction of approximately 100 employees across all business functions and geographic regions. The Company recorded a workforce reduction charge of approximately $13.2 million related to severance and fringe benefits. Included in this amount is a stock-based compensation charge in the amount of $10.0 million associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by the Company was also reduced.

     As of June 30, 2001 the Company recorded a charge of approximately $5.0 million for consolidation of excess facilities, relating primarily to lease terminations and non-cancelable lease costs.

     A summary of the restructuring costs is as follows (in thousands):

                                                                                  RESTRUCTURING
                                                        NON-CASH        CASH      LIABILITIES AT
                                          TOTAL COSTS    COSTS        PAYMENTS    JUNE 30, 2001
                                          -----------   --------      --------    -------------
     Workforce reductions                   $13,216     $(10,045)     $(1,851)       $1,320
     Consolidation of excess facilities       5,019           --          (60)        4,959
                                            -------     --------      -------        ------
     Total                                  $18,235     $(10,045)     $(1,911)       $6,279
                                            =======     ========      =======        ======

     Cash expenditures of approximately $4.3 million relating to workforce reductions and termination of lease agreements will be substantially paid in the third quarter of fiscal 2001. Approximately $2.0 million related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company expects to substantially complete implementation of its restructuring program during the next six months.

7.   COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized losses on investments. The components of comprehensive income (loss), net of taxes, are as follows:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -----------------------
                                                      2001           2000
                                                    ---------      --------
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Net income (loss)                                   $(793,246)     $ 94,526
Other comprehensive income (loss):
  Change in net unrealized loss on investment          (2,845)           --
  Change in accumulated translation adjustments          (114)           (6)
                                                    ---------      --------
Total comprehensive income (loss)                   $(796,205)     $ 94,520
                                                    =========      ========

     The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

                                                    JUNE 30,   DECEMBER 31,
                                                     2001         2000
                                                    -------    ------------
                                                        (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Accumulated net unrealized loss on investment       $(6,644)     $(3,799)
Accumulated translation adjustments                    (126)         (12)
                                                    -------      -------
Total accumulated other comprehensive loss          $(6,770)     $(3,811)
                                                    =======      =======

8.   STOCK OPTION EXCHANGE OFFER

     On June 23, 2001 the Company completed an offering to Company employees of the opportunity to voluntarily exchange certain stock options or receive supplemental option grants. Under the program, employees holding options to purchase the Company's Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $45.00 per share, for new options to purchase an equal number of shares of the Company's Class A common stock. Approximately 18.7 million options with a weighted-average exercise price of $128.35 were tendered. On June 23, 2001, those options were accepted and cancelled by the Company. The Company undertook to grant new stock options, in lieu of the tendered options, on a one-for-one basis to the affected employees. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options will be the last reported trading price of the Company's Class A common stock on the grant date.

     As an alternative, the eligible employees were given the opportunity to retain their existing eligible options and receive a supplemental grant of options to acquire the Company's Class A common stock. The supplemental option grant size depended on the number of shares underlying and the exercise price of the holder's existing eligible options, with larger grants going to those holding higher-priced options. Under this alternative, approximately 3.9 million options were granted on June 24, 2001 at an exercise price of $33.68. An additional 159,000 supplemental options will be granted at least six months and one day after acceptance of the old options for exchange and cancellation, at an exercise price equal to the last reported trading price of the Company's Class A common stock on the grant date.

     Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company recorded approximately $8.9 million of accelerated deferred compensation expense related to these acquisitions for the three and six months ending June 30, 2001.

9.   LITIGATION

     In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company has not yet answered the complaint. In October 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the Court. The parties are currently conducting discovery in the action. The Court has scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

     In October 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

     In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company's BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001, the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune's patent is invalid, unenforceable and not infringed. The parties are currently in the initial stages of discovery in the action, and the Court has scheduled a hearing on patent claims construction to commence in March 2002 and a trial to begin in October 2002.

     Although the Company believes that it has strong defenses to Intel's claims in the Delaware action and to Microtune's claims in the Texas action and is defending both actions vigorously, a finding of infringement by the Company as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material and adverse effect on the Company's business, results of operations and financial condition.

     In the period March through May 2001, the Company and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, identified in the footnote below,(1) filed

------------
(1) Kurtz v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-275-GLT (EEx) (filed March 5, 2001); Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-279 (filed March 6, 2001); Pond Equities v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8,
     2001); Weisburgh v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-288-GLT (EEx) (filed March 8, 2001); Bloom v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-290-AHS (ANx) (filed March 8, 2001); Fine v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-291-AHS (ANx) (filed March 8, 2001); Green v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT (EEx) (filed March 9, 2001); Gold v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-302-AHS (EEx) (filed March 9, 2001); Pearl v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-307-DOC (ANx) (filed March 9, 2001); L.A. Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-314-GLT (ANx) (filed March 12, 2001); Mandel v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-317-GLT (ANx) (filed March 12, 2001); Molino v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-318-AHS
     (EEx) (filed March 12, 2001); Garfinkel v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (ANx) (filed March 14, 2001); Nawaz v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-328-AHS (EEx) (filed March 14, 2001); Walanka v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-330-AHS (EEx) (filed March 14, 2001); Olson v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS (ANx) (filed March 20, 2001); Skubella v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001); Hoffman v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-449-GLT
     (EEx) (filed March 23, 2001); Sneva v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2774-SVW (CTx) (filed March 26, 2001); Blumenthal v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-364-AHS (ANx) (filed March 27, 2001); Scheiner v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2912-WJR (SHx) (filed March 29, 2001); Flood v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-391-AHS (ANx) (filed April 6, 2001); Falzone v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-396-GLT
     (ANx) (filed April 9, 2001); Hall v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-403-DOC (EEx) (filed April 10, 2001); Hart v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-406-AHS
     (ANx) (filed April 11, 2001); Naiditch v. Broadcom Corporation, et al., U.S.D.C. S.D. Cal. Case No. 01-CV-633 JM (LSP) (filed April 11, 2001); McDonald v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-3812 DDP (filed April 26, 2001); Minnesota State Board of Investment
     v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-4120 ABC (filed May 4, 2001); and Fisher v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-019-GLT (EEx) (filed May 21, 2001).

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

     All thirty-one lawsuits were consolidated, and a lead plaintiff was appointed, by order of the Court on June 21, 2001. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in these purported securities class actions are without merit and intends to defend the actions vigorously.

     In the period March through June 2001, the Company, along with each of its directors, and in one case certain officers of the Company, was also sued in five purported shareholder derivative actions, identified in the footnote below,(3) based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided


---------------
(2) The Naiditch complaint was filed in the United States District Court for the Southern District of California.

(3) David v. Werner F. Wolfen, Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-03930 (filed March 22, 2001); Bollinger v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan
     E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01-CC-04065 (filed March 27, 2001); Lester v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, Myron S. Eichen, Alan E. Ross, Werner F. Wolfen, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-06029 (filed May 9, 2001); Schumann v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, William J. Ruehle, Timothy M. Lindenfelser, Vahid Manian, Aurelio E. Fernandez, Martin J. Colombatto, David A. Dull, Ernst & Young LLP, and Does 1-50, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-07282 (filed June 5, 2001); and Aiken
     v. Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Werner F. Wolfen, Alan E. Ross, and Broadcom Corporation, U.S.D.C. C.D. Cal. Case No. SACV-01-407 AHS (EEx) (filed April 11, 2001).

and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. The four derivative lawsuits filed in Orange County Superior Court were consolidated by order of the Court dated June 21, 2001. The parties have agreed to stay the Aiken lawsuit filed in federal court, while the consolidated derivative lawsuit proceeds in California state court. The Company has not yet answered any of the complaints, and discovery has not commenced. The Company believes the allegations in these purported derivative actions are also without merit and intends to defend the actions vigorously.

     In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order consolidating the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, all proceedings in the three District Court actions have been stayed while the ITC investigation is pending. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

     An evidentiary hearing was held before the ITC Administrative Law Judge in April 2001. On July 19, 2001 the Administrative Law Judge issued an Initial Determination ("ID") that found that all of the asserted claims of Level One's patent concerning reset configurable devices are invalid, that 14 of 18 asserted claims in Intel's packaging patent are invalid while the remaining 4 claims are valid and infringed by Altima's AC105R and AC108R products, and that 8 out of 10 claims in Level One's repeater management patent are infringed by Altima's AC105R and AC108R products. As part of the ID, the Administrative Law Judge has recommended to the ITC that further importation into the United States of these two products as well as "circuit boards" containing these products be prohibited.

     Altima believes that the portions of the ID that are adverse to Altima are in error. Altima filed with the ITC a petition for review of the portions of the ID that are adverse to Altima and Intel/Level One filed a petition for review of the portions of the ID that are adverse to Intel and Level One. The ITC may adopt the ID or may review and modify any portion of the ID. The ITC's target date for issuance of a Final Determination ("FD") and any potential effective remedial orders is October 23, 2001. If the ITC finds there to be a violation and institutes an order barring importation of any Altima products, then such order would not become effective until after a sixty (60) day period for Presidential Review. During that period, Altima would be permitted to continue to import AC105R and AC108R products (and its customers would be permitted to continue importation of circuit boards containing the same) subject to the payment of a bond. The Administrative Law Judge has recommended to the ITC that the amount of the bond be equal to 100% of the stated value of the imported product.

     In the event of an adverse FD from the ITC, Altima would have the right to appeal to the United States Circuit Court of Appeals for the Federal Circuit. During the pendency of such an appeal, Altima could seek a stay of any order barring importation of the affected Altima products.

     Upon conclusion of the ITC action, the pending action in the Eastern District Court of California may resume, and a finding there of infringement by Altima could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding adverse to Altima in any of these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima's, and possibly the Company's, business, results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000, and our subsequent reports on Forms 10-Q, 8-K and 8-K/A, that discuss our business in greater detail.

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

     This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, results of the future application of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and product cost control and reduction efforts, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     We recognize product revenue at the time of shipment, except for shipments to stocking distributors whereby revenue is recognized upon sale to the end customer. Provision is concurrently made for estimated product returns, which historically have been immaterial. Our products typically carry a one-year warranty. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. We also recognize as a reduction of revenue, and as a corresponding increase in shareholders' equity, the fair value of performance-based warrants earned by certain customers of five companies acquired in 2000 and 2001 in connection with purchase and development agreements assumed in those business combinations.

     The percentage of our net revenue derived from independent customers located outside of the United States was approximately 20.0% in the six months ended June 30, 2001 as compared with 19.1% in the six months ended June 30, 2000. All of our revenue to date has been denominated in U.S. dollars.

     From time to time, our key customers have placed, modified or rescheduled large orders, causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 49.7% of our net revenue in the six months ended June 30, 2001 as compared to 61.4% of our net revenue in the six months ended June 30, 2000. We expect that our five largest customers will continue to account for a significant portion of our net revenue for 2001 and in the foreseeable future.

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

For example, newly-introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margins and operating results in the future may continue to fluctuate as a result of these and other factors.

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

     Due to the recent significant economic slowdown in the technology sector and semiconductor industry, in the first half of 2001 we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

     The following table sets forth certain statement of operations data expressed as a percentage of revenue:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                ---------------------        ---------------------
                                                 2001           2000          2001           2000
                                                ------         ------        ------         ------
Net revenue                                      100.0%         100.0%        100.0%         100.0%
Cost of revenue                                   62.9           41.8          56.7           41.6
                                                ------         ------        ------         ------
Gross profit                                      37.1           58.2          43.3           58.4
Operating expense:
    Research and development                      55.0           20.7          43.3           21.8
    Selling, general and administrative           18.4            9.5          15.0            9.6
    Stock-based compensation                      63.7            0.6          47.9            0.7
    Amortization of goodwill                      98.0             --          78.1             --
    Amortization of purchased
      intangible assets                            3.3             --           2.5             --
    In-process research and development             --             --          21.0             --
    Restructuring costs                            8.6             --           3.5             --
    Merger-related costs                            --            0.8            --            1.1
    Litigation settlement costs                     --             --           0.6             --
                                                ------         ------        ------         ------
Income (loss) from operations                   (209.9)          26.6        (168.6)          25.2
Interest and other income, net                     3.0            1.9           2.5            1.9
                                                ------         ------        ------         ------
Income (loss) before income taxes               (206.9)          28.5        (166.1)          27.1
Provision (benefit) for income taxes                --            5.7         (14.0)           5.5
                                                ------         ------        ------         ------
Net income (loss)                               (206.9)%         22.8%       (152.1)%         21.6%
                                                ======         ======        ======         ======

     NET REVENUE. Net revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from the sales of software and the provision of software support services and development revenue generated under development contracts with our customers. Net revenue is revenue less the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended June 30, 2001 was $210.9 million, a decrease of $34.3 million or 14.0% as compared with net revenue of $245.2 million for the three months ended June 30, 2000. Net revenue for the six months ended June 30, 2001 was $521.4 million, an increase of $84.6 million or 19.4% as compared with net revenue of $436.8 million for the six months ended June 30, 2000. Net revenue for the three and six months ended June 30, 2001 was reduced by $7.4 million and $15.0 million, respectively, which amounts represent the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with assumed purchase and development agreements.

     The decline in net revenue for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000 resulted mainly from a decrease in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems, as our customers continued to work through their inventory issues, offset in part by shipments of SystemI/O server applications. In the future, net revenue may be reduced by the effect of the fair value of outstanding performance-based warrants earned by certain customers. Due to the recent significant economic slowdown in the technology sector and semiconductor industry, in the first half of 2001 we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog. We anticipate that revenue will continue to be impacted by the current economic slowdown.

     GROSS PROFIT. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, costs associated with assembly, test and quality assurance for those products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended June 30, 2001 was $78.3 million or 37.1% of net revenue, a decrease of $64.3 million or 45.1% from gross profit of $142.7 million or 58.2% of net revenue for the three months ended June 31, 2000. Gross profit for the six months ended June 30, 2001 was $225.9 million or 43.3% of net revenue, a decrease of $29.3 million or 11.5% from gross profit of $255.2 million or 58.4% of net revenue for the six months ended June 31, 2000.

     The decrease in gross profit was mainly attributable to the decrease in the volume of semiconductor product shipments and non-cash acquisition related charges, including the amortization of purchased intangible assets, stock-based compensation and the impact of performance-based warrants earned by certain customers. The decrease in gross profit as a percentage of net revenue for the three and six months ended June 30, 2001 was primarily a result of the non-cash acquisition related charges and poor margins on our StrataSwitch product line.

     Gross profit will continue to be impacted by the non-cash amortization of acquisition related charges. In addition, gross profit may be impacted in the future by competitive pricing strategies, fluctuations in silicon wafer costs and the future introduction of certain lower margin products.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended June 30, 2001 was $116.1 million or 55.0% of net revenue, an increase of $65.4 million or 129.2% as compared with research and development expense of $50.6 million or 20.7% of net revenue for the three months ended June 30, 2000. Research and development expense for the six months ended June 30, 2001 was $225.6 million or 43.3% net revenue, an increase of $130.2 million or 136.5% as compared with research and development expense of $95.4 million or 21.8% of net revenue for the six months ended June 30, 2000. This increase was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products. Research and development expense in both absolute dollars and as a percentage of net revenue is expected to be relatively consistent in the third quarter of 2001 as compared to the second quarter of 2001 due to the anticipated savings from head count reductions and other cost saving measures, partially offset by certain strategic new hires. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of research and development expense thereafter. However, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended June 30, 2001 was $38.8 million or 18.4% of net revenue, an increase of $15.6 million or 67.3% as compared with selling, general and administrative expense of $23.2 million or 9.5% of net revenue for the three months ended June 30, 2000. Selling, general and administrative expense for the six months ended June 30, 2001 was $78.2 million or 15.0% of net revenue, an increase of $36.3 million or 86.5% as compared with selling, general and administrative expense of $41.9 million or 9.6% of net revenue for the six months ended June 30, 2000. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. Selling, general and administrative expense in both absolute dollars and as a percentage of net revenue is expected to modestly decrease in the third quarter of 2001 as compared to the second quarter of 2001 due to the anticipated savings from head count reductions and other cost saving measures, partially offset by increased costs relating to real estate commitments. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of selling, general and administrative expense thereafter. However, based upon past experience, we expect that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support the planned continued expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation.

     STOCK-BASED COMPENSATION. Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $367.6 million of deferred compensation for the six months ended June 30, 2001 and a total of $1.2 billion of deferred compensation in fiscal 2000, primarily in connection with stock options assumed in our acquisitions. Deferred compensation represents the difference between the fair value of our common stock at the closing date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Deferred compensation is presented as a reduction of shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to four years. Stock-based compensation expense in the three months ended June 30, 2001 was $134.2 million or 63.7% of net revenue, an increase of $132.5 million, as compared with stock-based compensation expense of $1.7 million or 0.6% of net revenue in the three months ended June 30, 2000. In addition, approximately $5.2 million and $38,000 of stock-based compensation have been classified as cost of revenue in the three months ended June 30, 2001 and 2000, respectively. Stock-based compensation expense in the six months ended June 30, 2001 was $250.0 million or 47.9% of net revenue, an increase of $247.0 million as compared with stock-based compensation expense of $3.0 million or 0.7% of net revenue in the six months ended June 30, 2000. In addition, approximately $9.1 million and $75,000 of stock-based compensation has been classified as cost of revenue in the six months ended June 30, 2001 and 2000, respectively. Approximately $10.0 million of additional stock-based compensation was classified as restructuring costs in the three and six months ended June 30, 2001. Approximately $0.3 million of additional stock-based compensation was classified as merger-related costs in the six months ended June 30, 2000.

     The significant increase in stock-based compensation in the three and six months ended June 30, 2001 relates primarily to stock options assumed in the two purchase transactions completed during the six months ended June 30, 2001 and the eight purchase transactions completed during fiscal 2000, that were accounted for in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. We expect to record additional stock-based compensation expense in future periods as a result of the continued amortization of deferred compensation related to these purchase transactions.

     In connection with our acquisition of ServerWorks and our previous acquisitions of Allayer and SiByte in fiscal 2000, if certain future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of our Class A common stock. Any additional consideration paid that is allocated to deferred compensation will be amortized over the remaining vesting periods of the underlying options and restricted stock assumed in the acquisitions. In addition, outstanding options assumed in these transactions are subject to variable accounting and will be periodically revalued over the vesting period until all performance goals are satisfied. We recorded an additional $1.1 million of deferred compensation in connection with a certain Allayer performance goal that was met during the six months ended June 30, 2001. We recorded an additional $20.6 million of deferred compensation in connection with certain SiByte performance goals that were met during the three and six months ended June 30, 2001, of which $3.9 million was expensed immediately. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

     AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. In connection with the two purchase transactions completed in the six months ended June 30, 2001, we recorded approximately $906.0 million of additional goodwill and purchased intangible assets. For the eight purchase transactions completed in fiscal 2000, we recorded approximately $3.4 billion of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally two to five years. The amortization of goodwill and purchased intangible assets for the three and six months ended June 30, 2001 was $213.6 million or 101.3% of net revenue and $420.4 million or 80.6% of net revenue, respectively. No comparable amortization of goodwill and purchased intangible assets was incurred in the three and six months ended June 30, 2000. In addition, approximately $13.4 million and $25.0 million of amortization of purchased intangible assets has been classified as cost of revenue in the three and six months ended June 30, 2001, respectively.

     In connection with the recent acquisition of ServerWorks and our previous acquisitions of Allayer and SiByte in fiscal 2000, if certain internal future performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of our Class A common stock. Any additional consideration paid that is allocated to goodwill for these acquisitions will be amortized over the remaining useful lives of the respective goodwill. We recorded $4.8 million of additional goodwill in connection with a certain Allayer performance goal that was met during the six months ended June 30, 2001. We recorded $50.9 million of additional goodwill in connection with certain SiByte performance goals that were met during the three and six months ended June 30, 2001. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

     In June 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease in amortization of goodwill of approximately $838.2 million (or $3.34 per share based on the basic share count at June 30, 2001) per year. We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules as of January 1, 2002. We have not yet determined what the effect of these tests will be on our results of operations and financial position.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development ("IPR&D") totaled $109.7 million for the purchase transactions completed in the six months ended June 30, 2001. No amounts of IPR&D were incurred in the three and six months ended June 30, 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

     The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in the six months ended June 30, 2001:

                                                                         AVERAGE    ESTIMATED      RISK
                                                              AVERAGE   ESTIMATED    COST TO     ADJUSTED
PURCHASE                                                      PERCENT    TIME TO    COMPLETE     DISCOUNT        IPR&D
TRANSACTION      DEVELOPMENT PROJECTS                        COMPLETE   COMPLETE  (IN MILLIONS)    RATE      (IN MILLIONS)
-------------------------------------                       ---------   --------  -------------  ---------   ------------
Visiontech       Video compression integrated circuits          60%       1 year      $ 5.2        30-35%       $30.4
ServerWorks      High-performance SystemI/O(TM)
                   integrated circuits                          45%     1.5 years      21.2        29-34%        79.3

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

     RESTRUCTURING COSTS. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the current challenging economic climate. This restructuring plan will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. As of June 30, 2001 we recorded restructuring costs totaling $18.2 million, which are classified as operating expense. We anticipate recording further restructuring costs in the third quarter of 2001 as we continue to implement this plan.

     Through June 30, 2001 the restructuring plan had resulted in the reduction of approximately 100 employees across all business functions and geographic regions. We recorded a workforce reduction charge of approximately $13.2 million related to severance and fringe benefits. Included in this amount is a stock-based compensation charge in the amount of $10.0 million associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by the Company was also reduced.

     As of June 30, 2001 we recorded a charge of approximately $5.0 million for consolidation of excess facilities relating primarily to lease terminations and non-cancelable lease costs.

     MERGER-RELATED COSTS. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. In connection with the pooling-of-interests transactions in the three and six months ended June 30, 2000, merger-related costs of approximately $1.8 million and $4.7 million, respectively, were incurred. No merger-related costs were incurred in the three and six months ended June 30, 2001.

     LITIGATION SETTLEMENT COSTS. Litigation settlement costs of approximately $3.0 million were incurred in the six months ended June 30, 2001. No comparable litigation settlement costs were incurred the six months ended June 30, 2000.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, reflects interest earned on average cash and cash equivalents and investment balances, less interest on our debt and capital lease obligations. Interest and other income, net, in the three months ended June 30, 2001 was $6.2 million as compared with $4.6 million in the three months ended June 30, 2000. Interest and other income, net, in the six months ended June 30, 2001 was $13.2 million as compared with $8.1 million in the six months ended June 30, 2000. This increase was principally due to increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

     PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate was 0% for the three months ended June 30, 2001 and 8.4% for the six months ended June 30, 2001. Our effective tax rate for both the three and six month periods ended June 30, 2000 was 20%. The decrease in the effective tax benefit for the three and six months ended June 30, 2001 from the three and six months ended June 30, 2000 was primarily the result of nondeductible acquisition-related items and losses incurred for which no tax benefit was provided. Excluding the impact of nondeductible IPR&D and acquisition related expenses, such as goodwill amortization, and before the effects of payroll tax expenses relating to certain stock option exercises, our effective tax rate would have been 20% for each of the three and six months ended June 30, 2001 and June 30, 2000.

     We have recorded deferred tax assets, which we believe will more likely than not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The primary basis for this conclusion is the expectation of future income from our recurring operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 2001 we had $413.5 million in working capital, $524.3 million in cash, cash equivalents and short-term investments, and $141.0 million in long-term investments. At December 31, 2000 we had $673.1 million in working capital, $601.6 million in cash, cash equivalents and short-term investments, and $2.0 million in long-term investments.

     In connection with our acquisition of ServerWorks, we assumed a secured credit facility of up to $125.0 million, of which $93.2 million was outstanding as of June 30, 2001. The credit facility is repayable in quarterly installments through 2003.

     Cash and cash equivalents decreased from $523.9 million at December 31, 2000 to $481.1 million at June 30, 2001. During the six months ended June 30, 2001, operating activities provided $52.5 million in cash. This was primarily the result of the net loss of $793.2 million in the six months ended June 30, 2001 being more than offset by a decrease in accounts receivable and the non-cash impact of depreciation and amortization, stock-based compensation, amortization of goodwill and purchased intangible assets, and IPR&D. Operating activities provided cash in the amount of $71.7 million for the six months ended June 30, 2000. This was primarily the result of net income, the non-cash impact of depreciation and amortization, and an increase in accounts payable, offset in part by increases in accounts receivable, inventory, deferred tax assets, and prepaid expenses and other assets.

     Investing activities used cash in the amount of $111.1 million in the six months ended June 30, 2001, primarily as a result of $104.6 million of net purchases of investments and the purchase of $47.5 million of capital equipment to support our expanding operations offset in part by $41.0 million of net cash received from purchase acquisitions. In the six months ended June 30, 2000 our investing activities used $20.8 million in cash for the purchase of capital equipment to support our expanding operations and provided a net $0.4 million in cash from the sale of held-to-maturity securities.

     Cash provided by financing activities was $15.8 million in the six months ended June 30, 2001, which primarily was the result of $36.6 million in net proceeds received from issuances of common stock upon exercise of stock options and the proceeds of $15.0 million from warrants earned by customers, and was partially offset by $36.4 million in payments on debt obligations of acquired companies. Cash provided by financing activities was $48.7 million in the six months ended June 30, 2000, primarily from $51.2 million in net proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $3.1 million in payments on long-term obligations and capital leases of acquired companies.

     We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next twelve months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or convertible debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

     We had outstanding capital commitments totaling approximately $8.3 million as of June 30, 2001, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 2000 we spent approximately $80.8 million on capital equipment to support our expanding operations. We expect that we will continue to spend substantial amounts during 2001 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

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

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT SLOWDOWN IN THE U.S. ECONOMY.

     Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

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

     o  changes in our product or customer mix;

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

     o  the risks inherent in our acquisitions of technologies and businesses;

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

     o  the effects of new and emerging technologies;

     o the risks and uncertainties associated with our international operations;

     o our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels that we need to implement our business and product plans;

     o  the quality of our products and any remediation costs;

     o  the effects of natural disasters and other events beyond our control;
        and

     o  the level of orders received that we can ship in a fiscal quarter.

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

     We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, including sales to its manufacturing subcontractors, accounted for approximately 16.8% of our net revenue in the six months ended June 30, 2001. In the six months ended June 30, 2001 sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 49.7% of our net revenue compared to 61.8% of net revenue in the year ended December 31, 2000. Nonetheless, we expect that our key customers will continue to account for a substantial portion of our revenues for 2001 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2001, we acquired 19 companies, including ServerWorks and Visiontech, which acquisitions were completed in January 2001. We plan to continue to pursue acquisition opportunities in the future.

     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We may also encounter delays in the timing and successful completion of the acquired company's technologies and product development through volume production, costs and unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. In connection with our 19 acquisitions to date, we recorded goodwill in the aggregate amount of approximately $4.2 billion. The portion of such goodwill attributable to each acquisition generally will be amortized over a 60 month period from the date that such acquisition closed. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.6 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We anticipate recording additional goodwill and deferred compensation charges in connection with future acquisitions. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE.

     Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our product revenue in recent fiscal quarters has been derived from sales of products for the cable modem, digital cable set-top box, high-speed office network and network server markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

     o  obtain sufficient foundry capacity;

     o  achieve high manufacturing yields;

     o shift our products to smaller geometry process technologies and to achieve higher levels of design integration; and

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

WE DEPEND ON FOUR INDEPENDENT FOUNDRIES TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS, AND ANY FAILURE TO OBTAIN SUFFICIENT FOUNDRY CAPACITY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We do not own or operate a fabrication facility. Four outside foundries located throughout Asia manufacture substantially all of our semiconductor devices in current production. In September 1999 two of the foundries' principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. In addition, if a foundry experiences financial difficulties, suffers any damage to its facilities, experiences power outages or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

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

     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and the foundries can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our four main foundries, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use four independent foundries, most of our components are not manufactured at more than one foundry at any given time and some of our products may be designed to be manufactured at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

     Certain of our acquired companies have established relationships with foundries other than our four main foundries, and we are using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using these new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to our current foundries.

WE MAY BE UNABLE TO RETAIN KEY TECHNICAL AND SENIOR MANAGEMENT PERSONNEL AND ATTRACT ADDITIONAL KEY EMPLOYEES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

     Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and our co-founder, Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly senior managers, digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO MANAGE OUR SIGNIFICANT RECENT AND ANTICIPATED FUTURE GROWTH COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES, AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     During the past year, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 1,069 employees as of December 31, 1999 to 2,744 employees as of June 30, 2001, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and our anticipated future growth of operations is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF ANY OF THE FOUR THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

     Four third-party subcontractors, ASAT Ltd. in Hong Kong, ST Assembly Test Services, or STATS, in Singapore, Siliconware Precision Industries Ltd., or SPIL, in Taiwan and Amkor Technology in the Philippines and South Korea, assemble and test almost all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

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

     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 20.0% of our net revenue in the six months ended June 30, 2001 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. In the future, we intend to continue to expand our international business activities and also to open other design and operational centers abroad. International operations are subject to many inherent risks, including:

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

     In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition will require us to modify the manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have designed certain products to be manufactured in .35 micron,
 .22 micron, .18 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 56 issued United States patents and have filed over 650 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

OUR CALIFORNIA FACILITIES AND THE FACILITIES OF TWO OF THE FOUR INDEPENDENT FOUNDRIES UPON WHICH WE RELY TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS ARE LOCATED IN REGIONS THAT ARE SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, two of the four outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, are located in Taiwan, a country that recently experienced a significant earthquake and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in Taiwan could materially disrupt our foundries' production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

DISRUPTIONS IN ENERGY SUPPLIES COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS

     Earlier in 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies and has experienced substantially increased costs of electricity and natural gas. We are unsure whether these alerts and blackouts will reoccur or how severe they may become. Several of our facilities, including our principal executive offices, are located, and we conduct research, development and engineering activities, in California. Many of our customers are also headquartered or have substantial operations in California. If we, or any of our major customers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

     As of July 31, 2001 our directors and executive officers beneficially owned approximately 26.4% of our outstanding common stock and 70.7% of the total voting control held by our shareholders. In particular, as of July 31, 2001 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 25.3% of our outstanding common stock and 68.4% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

     In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in the discussion of "Legal Proceedings" we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors have also been sued in purported shareholder derivative actions. Although we believe that those lawsuits lack merit, an adverse determination could have a very significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management's attention and resources from other matters, which could also adversely affect the price of our stock.

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

     Equity securities are generally classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Included in our portfolio are equity investments in three publicly traded companies. As a result of recent market price volatility, we recorded a $6.6 million unrealized loss, net of taxes, in the six months ended June 30, 2001 related to these investments. As of June 30, 2001 the fair value of these publicly traded equity investments was $14.8 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. As of June 30, 2001, the fair value of these investments was $24.4 million.

     The Company's debt consists of a financing arrangement for a credit facility of up to $125.0 million and a note payable. With respect to the credit facility, the Company may choose the rate at which the credit facility bears interest in one or three month periods as either (a) the higher of (i) 1.5% plus the Federal Reserve overnight rate and (ii) 1% plus the Bank of America prime rate or (b) 3% plus LIBOR. The credit facility is repayable in quarterly installments through December 2003. The note payable bears interest at a rate of LIBOR plus 1% per year, adjusted quarterly, and is due in December 2002. The note becomes immediately due and payable upon the occurrence of certain events. The fair value of the Company's debt fluctuates based upon changes in interest rates.

     The following table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

     Principal (notional) amounts by expected maturity (at June 30, 2001):

                                          CURRENT     LONG TERM        TOTAL        FAIR VALUE
                                          -------     ---------       --------      ----------
                                                 (IN THOUSANDS, EXCEPT INTEREST RATES)
      Cash equivalents                    $36,568      $     --       $ 36,568       $ 36,564
        Weighted average rate                4.19%           --           4.19%
      Investments                         $43,275      $141,003       $184,278       $185,053
        Weighted average rate                4.90%         5.04%          5.01%
      Total portfolio                     $79,843      $141,003       $220,846       $221,617
        Weighted average rate                4.57%         5.04%          4.87%
      Credit facility                     $31,274      $ 63,172       $ 94,446       $ 94,543
         June 30, 2001 interest rate         8.30%         8.30%          8.30%
      Note payable                        $21,051      $     --       $ 21,051       $ 19,613
         June 30, 2001 interest rate         4.83%         4.83%          4.83%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company has not yet answered the complaint. In October 2000 the Company filed a motion to dismiss, or in the alternative, to transfer venue; that motion is currently pending before the Court. The parties are currently conducting discovery in the action. The Court has scheduled a hearing on patent claims construction to commence in September 2001 and a trial to begin in October 2001.

     In October 2000 the Company filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the patents asserted by Intel in the Delaware action are not infringed.

     In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company's BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001, the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune's patent is invalid, unenforceable and not infringed. The parties are currently in the initial stages of discovery in the action, and the Court has scheduled a hearing on patent claims construction to commence in March 2002 and a trial to begin in October 2002.

     Although the Company believes that it has strong defenses to Intel's claims in the Delaware action and to Microtune's claims in the Texas action and is defending both actions vigorously, a finding of infringement by the Company as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company's customers or strategic partners, each of which events could have a material and adverse effect on the Company's business, results of operations and financial condition.

     In the period March through May 2001, the Company and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, identified in the footnote below,(1) filed


-------------------
(1) Kurtz v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-275-GLT (EEx) (filed March 5, 2001); Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-279 (filed March 6, 2001); Pond Equities v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-285-GLT (ANx) (filed March 7, 2001); Blasser v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-289-AHS (EEx) (filed March 8,
     2001); Weisburgh v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-288-GLT (EEx) (filed March 8, 2001); Bloom v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-290-AHS (ANx) (filed March 8, 2001); Fine v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-291-AHS (ANx) (filed March 8, 2001); Green v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-298-DOC (EEx) (filed March 9, 2001); DiMaggio v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-299-GLT (EEx) (filed March 9, 2001); Gold v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-302-AHS (EEx) (filed March 9, 2001); Pearl v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-307-DOC (ANx) (filed March 9, 2001); L.A. Murphy v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-314-GLT (ANx) (filed March 12, 2001); Mandel v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-317-GLT (ANx) (filed March 12, 2001); Molino v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-318-AHS
     (EEx) (filed March 12, 2001); Garfinkel v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-327-DOC (ANx) (filed March 14, 2001); Nawaz v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-328-AHS (EEx) (filed March 14, 2001); Walanka v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-330-AHS (EEx) (filed March 14, 2001); Olson v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-346-AHS (ANx) (filed March 20, 2001); Skubella v. Broadcom Corp., et al., U.S.D.C. C.D. Cal. Case No. SACV-01-352-GLT (EEx) (filed March 21, 2001); Hoffman v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-449-GLT
     (EEx) (filed March 23, 2001); Sneva v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2774-SVW (CTx) (filed March 26, 2001); Blumenthal v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-364-AHS (ANx) (filed March 27, 2001); Scheiner v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-2912-WJR (SHx) (filed March 29, 2001); Flood v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-391-AHS (ANx) (filed April 6, 2001); Falzone v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-396-GLT
     (ANx) (filed April 9, 2001); Hall v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-403-DOC (EEx) (filed April 10, 2001); Hart v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-406-AHS
     (ANx) (filed April 11, 2001); Naiditch v. Broadcom Corporation, et al., U.S.D.C. S.D. Cal. Case No. 01-CV-633 JM (LSP) (filed April 11, 2001); McDonald v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-3812 DDP (filed April 26, 2001); Minnesota State Board of Investment
     v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. CV-01-4120 ABC (filed May 4, 2001); and Fisher v. Broadcom Corporation, et al., U.S.D.C. C.D. Cal. Case No. SACV-01-019-GLT (EEx) (filed May 21, 2001).

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

     All thirty-one lawsuits were consolidated, and a lead plaintiff was appointed, by order of the Court on June 21, 2001. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in these purported securities class actions are without merit and intends to defend the actions vigorously.

     In the period March through June 2001, the Company, along with each of its directors, and in one case certain officers of the Company, was also sued in five purported shareholder derivative actions, identified in the footnote below,(3) based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege "gross mismanagement, waste of corporate assets and abuse of control" based upon the same general set of facts and circumstances. The four derivative lawsuits filed in Orange County Superior Court were consolidated by order of the Court dated June 21, 2001. The parties have agreed to stay the Aiken lawsuit filed in federal court, while the consolidated derivative lawsuit proceeds in California state court. The Company has not yet answered any of the complaints, and discovery has not commenced. The Company believes the allegations in these purported derivative actions are also without merit and intends to defend the actions vigorously.


---------------
(2) The Naiditch complaint was filed in the United States District Court for the Southern District of California.

(3) David v. Werner F. Wolfen, Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-03930 (filed March 22, 2001); Bollinger v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan
     E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01-CC-04065 (filed March 27, 2001); Lester v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, Myron S. Eichen, Alan E. Ross, Werner F. Wolfen, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-06029 (filed May 9, 2001); Schumann v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, William J. Ruehle, Timothy M. Lindenfelser, Vahid Manian, Aurelio E. Fernandez, Martin J. Colombatto, David A. Dull, Ernst & Young LLP, and Does 1-50, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-07282 (filed June 5, 2001); and Aiken
     v. Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Werner F. Wolfen, Alan E. Ross, and Broadcom Corporation, U.S.D.C. C.D. Cal. Case No. SACV-01-407 AHS (EEx) (filed April 11, 2001).

     In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima's AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint in the U.S. International Trade Commission seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) The ITC instituted an investigation in April 2000. Altima filed an answer and affirmative defenses to the ITC complaint. In July 2000 Intel and Level One filed a second complaint in the ITC asserting that certain of Altima's repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. The ITC instituted a second investigation in August 2000, and the Administrative Law Judge issued an order consolidating the two investigations. In September 2000 Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Pursuant to statute, all proceedings in the three District Court actions have been stayed while the ITC investigation is pending. In December 2000 Intel and Level One withdrew one of the patents asserted against Altima in the ITC investigation.

     An evidentiary hearing was held before the ITC Administrative Law Judge in April 2001. On July 19, 2001 the Administrative Law Judge issued an Initial Determination ("ID") that found that all of the asserted claims of Level One's patent concerning reset configurable devices are invalid, that 14 of 18 asserted claims in Intel's packaging patent are invalid while the remaining 4 claims are valid and infringed by Altima's AC105R and AC108R products, and that 8 out of 10 claims in Level One's repeater management patent are infringed by Altima's AC105R and AC108R products. As part of the ID, the Administrative Law Judge has recommended to the ITC that further importation into the United States of these two products as well as "circuit boards" containing these products be prohibited.

     Altima believes that the portions of the ID that are adverse to Altima are in error. Altima filed with the ITC a petition for review of the portions of the ID that are adverse to Altima and Intel/Level One filed a petition for review of the portions of the ID that are adverse to Intel and Level One. The ITC may adopt the ID or may review and modify any portion of the ID. The ITC's target date for issuance of a Final Determination ("FD") and any potential effective remedial orders is October 23, 2001. If the ITC finds there to be a violation and institutes an order barring importation of any Altima products, then such order would not become effective until after a sixty (60) day period for Presidential Review. During that period, Altima would be permitted to continue to import AC105R and AC108R products (and its customers would be permitted to continue importation of circuit boards containing the same) subject to the payment of a bond. The Administrative Law Judge has recommended to the ITC that the amount of the bond be equal to 100% of the stated value of the imported product.

     In the event of an adverse FD from the ITC, Altima would have the right to appeal to the United States Circuit Court of Appeals for the Federal Circuit. During the pendency of such an appeal, Altima could seek a stay of any order barring importation of the affected Altima products.

     Upon conclusion of the ITC action, the pending action in the Eastern District Court of California may resume, and a finding there of infringement by Altima could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. A finding adverse to Altima in any of these actions could also result in indemnification claims by Altima's customers or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima's, and possibly the Company's, business, results of operations and financial condition.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 3, 2001, in connection with our acquisition of Visiontech, we issued an aggregate of 1,459,975 shares of our Class A common in exchange for substantially all of the assets of Visiontech and reserved 790,027 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Visiontech. In addition to the purchase consideration, we issued or reserved for issuance to customers 5,714,270 shares of our Class A common stock in connection with our assumption of certain purchase and development agreements and associated performance-based warrants that vest upon satisfaction of certain customer purchase or development requirements. Subsequently, through June 30, 2001, 3,446,820 of the shares issued in connection with certain of the purchase agreements have been cancelled.

     On January 16, 2001 in connection with our acquisition of ServerWorks, we issued an aggregate of 7,225,031 shares of our Class A common in exchange for all outstanding shares of ServerWorks common stock and reserved 3,774,969 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of ServerWorks. If certain internal future performance goals are satisfied, we will issue up to nine million additional shares of our Class A common stock to the shareholders and option holders of ServerWorks.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 29, 2001.

     (b) At the Annual Meeting, the Shareholders elected each of the following nominees as directors, to serve on the Company's Board of Directors until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified. The vote for each director was as follows:

                         Class A Shares   Class B Shares    Class B Votes    Total Votes
                         --------------   --------------    -------------    -----------
Henry T. Nicholas III      122,922,019      71,690,324       716,903,240     839,825,259
Henry Samueli              122,921,905      71,690,324       716,903,240     839,825,145
Myron S. Eichen            122,921,540      71,690,324       716,903,240     839,824,780
Alan E. Ross               122,921,704      71,690,324       716,903,240     839,824,944
Werner F. Wolfen           122,921,874      71,690,324       716,903,240     839,825,114

     (c) At the Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

         (1) To approve the amendment of the Company's 1998 Stock Incentive Plan, as amended and restated, to increase the number of shares of Class A common stock reserved for issuance under the plan by 25,000,000 shares.

                         Class A Shares   Class B Shares    Class B Votes    Total Votes
                         --------------   --------------    -------------    -----------
       For                 26,194,228       71,444,033       714,440,328     740,634,556
       Against             43,305,414          238,555         2,385,548      45,690,962
       Abstain                742,951            2,092            20,920         763,871

         (2) To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

                         Class A Shares   Class B Shares    Class B Votes    Total Votes
                         --------------   --------------    -------------    -----------
       For                123,616,427       71,688,677       716,886,770     840,503,197
       Against                254,798               --                --         254,798
       Abstain                640,626            2,092            20,920         661,546

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

     (i) Form 8-K/A (Amendment No. 1) filed on April 2, 2001 providing the historical financial statements of ServerWorks Corporation and the unaudited pro forma financial information (Item 7).

     (ii) Form 8-K filed on April 19, 2001 reporting first quarter earnings press release (Item 9).

     (iii) Form 8-K filed on June 7, 2001 providing an update to second quarter 2001 outlook and restructuring of certain business units (Item 9).

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


                                              BROADCOM CORPORATION,
                                              A CALIFORNIA CORPORATION
                                              (Registrant)

August 14, 2001                               /s/ WILLIAM J. RUEHLE
                                              ----------------------------------
                                                  William J. Ruehle
                                                  Vice President and Chief
                                                  Financial Officer (Principal
                                                  Financial Officer)


                                              /s/ SCOTT J. POTERACKI
                                              ----------------------------------
                                                  Scott J. Poteracki
                                                  Corporate Controller and
                                                  Senior Director of Finance
                                                  (Principal Accounting Officer)