Form 10-Q
period 2001-09-30
BROADCOM CORP
filed 2001-11-14
CIK 1054374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO ____________________.

                        COMMISSION FILE NUMBER: 000-23993

                              BROADCOM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                 33-0480482
      (STATE OF OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                               16215 ALTON PARKWAY
                          IRVINE, CALIFORNIA 92618-3616
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (949) 450-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $0.0001 par value, outstanding as of October 31, 2001: 185,764,631 shares of Class A common stock and 76,553,720 shares of Class B common stock.

================================================================================

     Broadcom(R), the pulse logo(R), StrataSwitch(TM) and SystemI/O(TM) are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

(C)2001 Broadcom Corporation. All rights reserved.

                              BROADCOM CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and
          December 31, 2000                                                                        1

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2001 and 2000                                                 2

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000                                                        3

          Notes to Unaudited Condensed Consolidated Financial Statements                           4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                              15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              38

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       40

Item 2.   Changes in Securities and Use of Proceeds                                               40

Item 3.   Defaults upon Senior Securities                                                         40

Item 4.   Submission of Matters to a Vote of Security Holders                                     40

Item 5.   Other Information                                                                       40

Item 6.   Exhibits and Reports on Form 8-K                                                        40

Signatures                                                                                        41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BROADCOM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      ------------    ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                         $    403,898    $    523,904
    Short-term marketable securities                       116,117          77,682
    Accounts receivable, net                                83,516         172,314
    Inventory                                               28,785          52,137
    Deferred taxes                                          38,511          10,397
    Prepaid expenses                                        36,168          39,220
                                                     ------------    ------------
         Total current assets                              706,995         875,654
Property and equipment, net                                165,453         132,870
Long-term marketable securities                            133,315           1,984
Deferred taxes                                             249,711         351,937
Goodwill and purchased intangible assets, net            2,372,904       3,260,464
Other assets                                                40,874          54,913
                                                      ------------    ------------
         Total assets                                 $  3,669,252    $  4,677,822
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                            $     89,844    $     78,163
    Wages and related benefits                              39,468          34,720
    Accrued liabilities                                    172,061          66,030
    Notes payable                                           21,051          21,051
    Current portion of long-term debt                       32,991           2,598
                                                      ------------    ------------
         Total current liabilities                         355,415         202,562
Long-term debt, less current portion                        60,478              --
Shareholders' equity:
    Common stock                                                25              24
    Additional paid-in capital                           7,371,984       6,236,968
    Notes receivable from employees                        (14,760)        (14,575)
    Deferred compensation                               (1,086,445)     (1,135,555)
    Accumulated deficit                                 (3,020,253)       (607,791)
    Accumulated other comprehensive income (loss)            2,808          (3,811)
                                                      ------------    ------------
         Total shareholders' equity                      3,253,359       4,475,260
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $  3,669,252    $  4,677,822
                                                      ============    ============

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
Net revenue                                        $    213,591    $    319,155    $    735,000    $    755,923
Cost of revenue(a)                                      129,832         136,938         425,348         318,535
                                                   ------------    ------------    ------------    ------------
Gross profit                                             83,759         182,217         309,652         437,388
Operating expense:
    Research and development(b)                         111,406          67,945         337,010         163,350
    Selling, general and administrative(b)               35,599          30,148         113,823          72,097
    Stock-based compensation                            106,941          27,000         356,915          29,965
    Amortization of goodwill                            209,551          15,399         616,921          15,399
    Amortization of purchased
      intangible assets                                   7,162             201          20,161             201
    Impairment of goodwill                            1,181,649            --         1,181,649            --
    In-process research and development                    --            45,660         109,710          45,660
    Restructuring costs                                  16,046            --            34,281            --
    Litigation settlement costs                            --              --             3,000            --
    Merger-related costs                                   --              --              --             4,745
                                                   ------------    ------------    ------------    ------------
Income (loss) from operations                        (1,584,595)         (4,136)     (2,463,818)        105,971
Interest income, net                                      4,228           6,985          18,863          15,150
Other expense, net                                      (32,849)         (2,051)        (34,236)         (2,166)
                                                   ------------    ------------    ------------    ------------
Income (loss) before income taxes                    (1,613,216)            798      (2,479,191)        118,955
Provision (benefit) for income taxes                      6,000          14,876         (66,729)         38,507
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                  $ (1,619,216)   $    (14,078)   $ (2,412,462)   $     80,448
                                                   ============    ============    ============    ============
Basic earnings (loss) per share                    $      (6.36)   $       (.06)   $      (9.57)   $        .37
                                                   ============    ============    ============    ============
Diluted earnings (loss) per share                  $      (6.36)   $       (.06)   $      (9.57)   $        .31
                                                   ============    ============    ============    ============
Weighted average shares (basic)                         254,524         220,510         252,204         215,444
                                                   ============    ============    ============    ============
Weighted average shares (diluted)                       254,524         220,510         252,204         257,111
                                                   ============    ============    ============    ============

------------

(a) Cost of revenue includes the following:

Stock-based compensation expense                   $      3,436    $        615    $     12,551    $        690
Amortization of purchased intangible
   assets                                                13,387             415          38,353             415
                                                   ------------    ------------    ------------    ------------
                                                   $     16,823    $      1,030    $     50,904    $      1,105
                                                   ============    ============    ============    ============

(b) Stock-based compensation expense is excluded from the following:

Research and development expense                   $     69,680    $     20,636    $    233,493    $     22,789
Selling, general and administrative
   expense                                               37,261           6,364         123,422           7,176
                                                   ------------    ------------    ------------    ------------
                                                   $    106,941    $     27,000    $    356,915    $     29,965
                                                   ============    ============    ============    ============

    Amortization of purchased intangible assets is excluded from the following:

Research and development expense                   $      6,939    $        201    $     19,505    $        201
Selling, general and administrative
   expense                                                  223            --               656            --
                                                   ------------    ------------    ------------    ------------
                                                   $      7,162    $        201    $     20,161    $        201
                                                   ============    ============    ============    ============

                             See accompanying notes.

                              BROADCOM CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               --------------------------
                                                                                   2001           2000
                                                                               -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                              $(2,412,462)   $    80,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                   41,064         15,752
    Stock-based compensation expense                                               380,536         31,289
    Amortization of goodwill and purchased
      intangible assets                                                            675,435         16,015
    Impairment of goodwill                                                       1,181,649           --
    In-process research and development                                            109,710         45,660
    Tax benefit from stock plans                                                      --           77,544
    Deferred taxes                                                                 (61,745)       (65,857)
    Loss on strategic investments                                                   32,736           --
    Change in operating assets and liabilities:
       Accounts receivable                                                         128,189        (59,520)
       Inventory                                                                    24,457        (23,072)
       Prepaid expenses and other assets                                           (11,782)       (37,243)
       Accounts payable                                                            (12,282)        40,162
       Other accrued liabilities                                                   (17,927)        20,227
                                                                               -----------    -----------
          Net cash provided by operating activities                                 57,578        141,405

INVESTING ACTIVITIES
Purchases of property and equipment, net                                           (63,584)       (47,085)
Net cash received from purchase transactions                                        41,008         10,658
Proceeds from sales of marketable securities                                       107,785          8,508
Purchases of marketable securities                                                (277,551)       (13,668)
                                                                               -----------    -----------
          Net cash used in investing activities                                   (192,342)       (41,587)

FINANCING ACTIVITIES
Proceeds from debt obligations                                                        --              250
Payments on debt obligations                                                       (44,725)        (4,626)
Net proceeds from issuances of common stock                                         40,313        100,726
Proceeds from warrants earned by customers                                          18,599           --
Proceeds from repayment of notes receivable                                            571            829
                                                                               -----------    -----------
          Net cash provided by financing activities                                 14,758         97,179
                                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents                                  (120,006)       196,997
Cash and cash equivalents at beginning of year                                     523,904        180,816
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   403,898    $   377,813
                                                                               ===========    ===========

                             See accompanying notes.

                              BROADCOM CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Broadcom Corporation and its wholly owned subsidiaries (collectively, the "Company") at September 30, 2001 and the consolidated results of the Company's operations and cash flows for the three and nine months ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Significant estimates made in preparing the financial statements include, but are not limited to, the allowance for doubtful accounts, sales returns and allowances, inventory reserves, warranty reserves and income tax valuation allowances. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     Certain amounts in the unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     Marketable Securities

     The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include money market funds, commercial paper, corporate notes and federal, state, municipal and county government bonds.

     Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease in amortization of goodwill of approximately $544.5 million per year (or $2.16 per share based on basic shares outstanding for the nine months ended September 30, 2001). The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during fiscal 2002. The Company has not yet determined what the effect of these tests will be on the results of operations and financial condition of the Company.

2. BUSINESS COMBINATIONS

     In January 2001 the Company completed the acquisitions of Visiontech Ltd., a supplier of digital video/audio MPEG-2 compression and decompression chips, and ServerWorks Corporation, a supplier of high-performance system input/output (I/O) integrated circuits for servers. The Company completed two additional purchase transactions in July 2001. A summary of these transactions follows:

                                                                                      SHARES RESERVED
                                                     SHARES                           FOR ACHIEVING
                                                  RESERVED FOR        SHARES          CERTAIN FUTURE
                                                  OPTIONS AND      RESERVED FOR          INTERNAL       TOTAL SHARES
 COMPANY            DATE           SHARES         OTHER RIGHTS   PERFORMANCE-BASED     PERFORMANCE       ISSUED AND
 ACQUIRED         ACQUIRED         ISSUED           ASSUMED      WARRANTS ASSUMED         GOALS          RESERVED
-----------    -------------    -------------    -------------   -----------------    ---------------   ------------
Visiontech         Jan. 2001        1,459,975          790,027        5,714,270                --          7,964,272
ServerWorks        Jan. 2001        7,225,031        3,774,969             --             9,000,000       20,000,000
Others             July 2001           68,175          205,425             --                  --            273,600

     Portions of the shares issued will be held in escrow pursuant to the terms of the acquisition agreements as well as various employee share repurchase agreements.

     The unaudited condensed consolidated financial statements include the results of operations of these acquired companies incurred after their respective dates of acquisition.

     Allocation of Purchase Consideration

     These acquisitions have been accounted for under the purchase method of accounting. The Company obtained independent appraisals or performed internal appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). Based upon those appraisals, the purchase price for each of the acquisitions was allocated as follows (in thousands):

                NET ASSETS       GOODWILL AND                      DEFERRED TAX
               (LIABILITIES)       PURCHASED        DEFERRED           ASSETS                             TOTAL
                  ASSUMED         INTANGIBLES     COMPENSATION     (LIABILITIES)        IPR&D         CONSIDERATION
               -------------     -------------    -------------    -------------     -------------    -------------
Visiontech     $     (14,826)    $     105,404    $     100,530    $        --       $      30,400    $     221,508
ServerWorks         (171,252)          802,591          244,971         (147,860)           79,310          807,760
Others                  (625)            3,567            7,563             --                --             10,505
               -------------     -------------    -------------    -------------     -------------    -------------
Total          $    (186,703)    $     911,562    $     353,064    $    (147,860)    $     109,710    $   1,039,773
               =============     =============    =============    =============     =============    =============

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

     Accounting for Performance-Based Warrants

     Prior to the Company's acquisition of Visiontech, Visiontech entered into a number of purchase and development agreements whereby certain of its customers were granted performance-based warrants that vest upon the satisfaction by the customers of certain purchase or development requirements. The warrants issued by Visiontech were immediately exercisable (and all but one customer did in fact exercise the warrants prior to the Company's acquisition of Visiontech), but were subject to Visiontech's right to repurchase unvested shares for the original exercise price paid per share. These shares were to vest and the repurchase right would lapse with respect to such shares as the purchase or development performance commitments in the warrant agreements were met. The shares underlying the unexercised performance-based warrants and the shares subject to repurchase that were issued pursuant to the exercise of the performance-based warrants are collectively referred to herein as the "Warrant Shares." The purchase and development agreements and the Warrant Shares were assumed by the Company upon consummation of its acquisition of Visiontech.

     The Company originally issued or reserved for future issuance 5,714,270 additional shares of Class A common stock to customers for the Warrant Shares of Visiontech that were assumed by the Company. The Company will account for the Warrant Shares under Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, and EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee. Accordingly, the Warrant Shares will be accounted for as reductions of revenue, with a corresponding increase in shareholders' equity, in future periods if, as and when the Warrant Shares vest. These Warrant Shares will be accounted for using their fair value at such future vesting dates. The Warrant Shares generally vest quarterly over the period from January 2001 through December 2004, subject to satisfaction by customers of the applicable purchase or development requirements, and are generally exercisable for an exercise price of $0.002 per share.

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

     Customers earned performance-based warrants and Warrant Shares for an aggregate of 176,025 and 568,221 shares of the Company's Class A common stock for the three and nine months ended September 30, 2001, respectively. The fair value of the warrants and Warrant Shares earned by the customers for the three and nine months ended September 30, 2001 was $3.6 million and $18.6 million, respectively.

     During the nine months ended September 30, 2001, a total of 139,482 shares of common stock were issued upon exercise of performance-based warrants and 6,953,902 performance-based warrants and Warrant Shares were cancelled or repurchased in connection with the termination of certain of the assumed purchase and development agreements. At September 30, 2001, 562,071 Warrant Shares were vested and 1,705,379 Warrant Shares remained unvested. At September 30, 2001 performance-based warrants to purchase 1,871,382 shares of common stock were unvested and outstanding. There were no vested performance-based warrants outstanding at September 30, 2001. Performance-based warrants to purchase 2,889,667 shares of common stock were outstanding and unvested at September 30, 2000. The Company is in the process of renegotiating or terminating certain of the remaining purchase and development agreements as well as cancelling or repurchasing the related warrants and Warrant Shares. The accounting for any warrants or Warrant Shares earned in prior periods will not be affected by such terminations.

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

     In connection with its acquisition of Allayer in fiscal 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. These performance goals were met during the three and nine months ended September 30, 2001. As a result, during the three months ended September 30, 2001 the Company issued or reserved for future issuance 144,518 shares of its Class A common stock and recorded an additional $1.7 million of goodwill, $0.4 million for immediate stock-based compensation charges and $2.1 million of deferred compensation related to the satisfaction of the Allayer performance goals. During the nine months ended September 30, 2001 the Company issued or reserved for future issuance 234,042 shares of its Class A common stock and recorded an additional $6.5 million of goodwill, $0.4 million for immediate stock-based compensation charges and $3.2 million of deferred compensation related to the satisfaction of the Allayer performance goals.

     In connection with its acquisition of SiByte in fiscal 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. Three of these performance goals were met during the nine months ended September 30, 2001. As a result, the Company issued or reserved for future issuance approximately 2,344,991 shares of its Class A common stock and recorded an additional $51.4 million of goodwill, $3.9 million for immediate stock-based compensation charges and $16.7 million of deferred compensation related to the satisfaction of the SiByte performance goals.

     As of September 30, 2001 an aggregate of 10,406,955 shares of Class A common stock remained reserved for future issuance if certain internal performance goals are met in connection with the Company's acquisitions of SiByte and ServerWorks.

     Outstanding stock options assumed in the ServerWorks, Allayer and SiByte acquisitions are subject to variable accounting and will be periodically revalued over their vesting periods until all performance goals are satisfied or expire unearned.

     In-Process Research and Development

     In-process research and development ("IPR&D") totaled $109.7 million for purchase transactions completed during the nine months ended September 30, 2001. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

     The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of developed technology is included in identifiable purchased intangible assets, and the fair values of IPR&D to-be-completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair value of, and approximate the amounts an independent party would pay for, these projects.

     As of the acquisition dates of Visiontech and ServerWorks, development projects were in process. Research and development costs to bring the products from these acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

     Goodwill and Deferred Stock-Based Compensation

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Beginning in the third quarter of 2001, goodwill related to acquisitions completed after June 30, 2001 is not amortized in accordance with SFAS No. 141. For acquisitions completed on or before June 30, 2001, goodwill is currently being amortized on a straight-line basis over the estimated useful life of five years. Reviews are regularly performed to determine whether the carrying value of the goodwill asset is impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. See Note 1 and Note 6.

     Deferred stock-based compensation has been valued in accordance with FIN
44. This amount is being amortized over the remaining vesting period (generally three to four years) of the underlying restricted stock and stock options assumed.

     Pro Forma Data

     The unaudited pro forma statement of operations data below gives effect to the 12 purchase acquisitions that were completed during 2000 and through September 30, 2001 as if they had occurred at the beginning of fiscal 2000. The following data includes amortization of goodwill, purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal 2000.

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                             -------------------------------------
                                   2001                2000
                             -------------------------------------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net revenue           $    738,929     $    920,926
Pro forma net loss                (2,322,898)        (346,498)
Pro forma net loss per share           (9.13)           (1.46)


3. EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of earnings (loss) per share:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                -----------------------------     -----------------------------
                                                    2001             2000             2001             2000
                                                ------------     ------------     ------------     ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Numerator: Net income (loss)               $ (1,619,216)    $    (14,078)    $ (2,412,462)    $     80,448
                                                ============     ============     ============     ============
     Denominator:
         Weighted-average shares
           outstanding                               260,736          223,078          259,366          218,470
         Less: nonvested common shares
           outstanding                                (6,212)          (2,568)          (7,162)          (3,026)
                                                ------------     ------------     ------------     ------------
     Denominator for basic earnings (loss)
       per common share                              254,524          220,510          252,204          215,444
     Effect of dilutive securities:
         Nonvested common shares                        --               --               --              3,007
         Stock options                                  --               --               --             38,660
                                                ------------     ------------     ------------     ------------
     Denominator for diluted earnings (loss)
       per common share                              254,524          220,510          252,204          257,111
                                                ============     ============     ============     ============
     Basic earnings (loss) per share            $      (6.36)    $       (.06)    $      (9.57)    $        .37
                                                ============     ============     ============     ============
     Diluted earnings (loss) per share          $      (6.36)    $       (.06)    $      (9.57)    $        .31
                                                ============     ============     ============     ============

     Approximately 25.3 million, 44.3 million and 27.5 million common share equivalents have been excluded from the diluted loss per share calculation for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001, respectively, as they would have been antidilutive. The effects of performance-based warrants assumed by the Company, and other contingent equity consideration obligations of the Company, in connection with certain acquisitions will be included in the calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which such warrants or contingent equity consideration are earned.

4. INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

                   SEPTEMBER 30,   DECEMBER 31,
                       2001            2000
                   ------------    ------------
                          (IN THOUSANDS)

Work in process    $      8,711    $     18,513
Finished goods           20,074          33,624
                   ------------    ------------
                   $     28,785    $     52,137
                   ============    ============

5. DEBT AND OTHER OBLIGATIONS

     The following is a summary of the Company's long-term debt, including debt and loans assumed in connection with acquisitions:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2001             2000
                                                                 ------------     ------------
                                                                         (IN THOUSANDS)
     Credit facility                                             $     85,586     $       --
     Capitalized lease obligations payable in varying monthly
       installments at rates from 7.8% to 14.7%                         7,883            2,598
                                                                 ------------     ------------
                                                                       93,469            2,598
     Less current portion of long-term debt                           (32,991)          (2,598)
                                                                 ------------     ------------
                                                                 $     60,478     $       --
                                                                 ============     ============

     In connection with its acquisition of ServerWorks, the Company assumed a financing arrangement for a credit facility of up to $125.0 million. The Company may choose the rate at which the credit facility bears interest in one or three month periods as either (a) the higher of (i) 1.5% plus the Federal Reserve overnight rate and (ii) 1% plus the Bank of America prime rate or (b) 3% plus LIBOR. The credit facility is repayable in quarterly installments through December 2003. The credit facility is secured by a pledge of substantially all of the assets of ServerWorks as well as other security.

     At September 30, 2001 the Company had a note payable of $21.1 million that bears interest at LIBOR plus 1% and is classified as a current liability. The holder of the note has asserted that the entire principal amount of the note and all interest accrued thereon is currently due and payable; however, the Company disputes that assertion.

     In connection with the acquisition of ServerWorks, the Company assumed a $35.0 million non-interest bearing obligation to a third party. This amount was paid in April 2001.

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     During the three months ended September 30, 2001 the Company performed an assessment of the carrying values of purchased intangible assets recorded in connection with its various acquisitions. The assessment was performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, due to the recent significant economic slowdown and reduction in near-term demand in the technology sector and the semiconductor industry. As a result of the assessment, the Company concluded the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, the Company recorded a charge of $1.2 billion for the three months ended September 30, 2001 to write down the value of goodwill associated with certain of its purchase acquisitions. Impairment was based on the excess of the carrying amount of the goodwill over its fair value. Fair value was determined using a weighted average of the "market approach" and the discounted future cash flows for the businesses that had separately distinguishable asset balances and cash flows. The cash flow period used was five years, with a discount rate ranging from 33% to 40%, and estimated terminal values based on a terminal growth rate of 5%. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the Company's weighted average cost of capital adjusted for the risks associated with the operations.

7. INVESTMENTS

     The Company has certain strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. These investments are included in other assets on the Company's balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value and writes down these investments to their fair value when an other-than-temporary decline has occurred. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. For the three months ended September 30, 2001 the Company recorded an impairment charge of approximately $32.7 million representing an other-than-temporary decline in the value of these strategic investments. This charge was included in other expense, net, in the unaudited condensed consolidated statements of operations.

8. RESTRUCTURING COSTS

     In the second quarter of 2001 the Company announced and began implementing a plan to restructure its operations in response to the current challenging economic climate. This restructuring plan will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. For the nine months ended September 30, 2001 the Company recorded restructuring costs totaling $34.3 million, which are classified as operating expense in the unaudited condensed consolidated statements of operations.

     Through September 30, 2001 the restructuring plan had resulted in the termination of approximately 160 employees across all business functions and geographic regions. The Company recorded workforce reduction charges of approximately $16.1 million related to severance and fringe benefits. Included in this amount are stock-based compensation charges in the amount of $11.1 million associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by the Company was also reduced.

     For the nine months ended September 30, 2001 the Company recorded charges of approximately $18.2 million for the consolidation of excess facilities, relating primarily to lease terminations and non-cancelable lease costs.

     A summary of the restructuring costs is as follows (in thousands):

                                                                                           RESTRUCTURING
                                                         NON-CASH            CASH          LIABILITIES AT
                                       TOTAL COSTS         COSTS           PAYMENTS      SEPTEMBER 30, 2001
                                      -------------    -------------     -------------   ------------------
Workforce reductions                  $      16,100    $     (11,070)    $      (4,749)    $         281
Consolidation of excess facilities           18,181           (1,638)           (4,369)           12,174
                                      -------------    -------------     -------------     -------------
Total                                 $      34,281    $     (12,708)    $      (9,118)    $      12,455
                                      =============    =============     =============     =============

     Approximately $12.2 million related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006.

9. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized losses on investments. The components of comprehensive income (loss), net of taxes, are as follows:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   --------------------------------
                                                                        2001              2000
                                                                   --------------     -------------
                                                                            (IN THOUSANDS)
            Net income (loss)                                       $  (2,412,462)    $      80,448
            Other comprehensive income (loss):
              Change in net unrealized gain (loss) on investment            6,627                --
              Change in accumulated translation adjustments                    (8)              (17)
                                                                    -------------     -------------
            Total comprehensive income (loss)                       $  (2,405,843)    $      80,431
                                                                    =============     =============

     The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2001              2000
                                                                    -------------     -------------
                                                                           (IN THOUSANDS)
            Accumulated net unrealized gain (loss) on investment    $       2,828     $      (3,799)
            Accumulated translation adjustments                               (20)              (12)
                                                                    -------------     -------------
            Total accumulated other comprehensive income (loss)     $       2,808     $      (3,811)
                                                                    =============     =============

10. STOCK OPTION EXCHANGE OFFER

     On June 23, 2001 the Company completed an offering to Company employees of the opportunity to voluntarily exchange certain stock options or receive supplemental option grants. Under this program, employees holding options to purchase the Company's Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $45.00 per share, for new options to purchase an equal number of shares of the Company's Class A common stock. Approximately 18.7 million options with a weighted-average exercise price of $128.35 were tendered pursuant to this program. On June 23, 2001 those options were accepted and cancelled by the Company. The Company undertook to grant new stock options on a one-for-one basis, in lieu of the tendered options, to the affected employees. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options will be the last reported trading price of the Company's Class A common stock on the grant date.

     As an alternative, the eligible employees were given the opportunity to retain their existing eligible options and receive a supplemental grant of options to acquire the Company's Class A common stock. The supplemental option grant size depended on the number of shares underlying and the exercise price of the holder's existing eligible options, with larger grants going to those holding higher-priced options. Under this alternative, new options to purchase approximately 3.9 million shares of common stock were granted on June 24, 2001 at an exercise price of $33.68. Supplemental options to purchase an additional 159,000 shares of common stock will be granted at least six months and one day after acceptance of the old options for exchange and cancellation, at an exercise price equal to the last reported trading price of the Company's Class A common stock on the grant date.

     Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company recorded approximately $8.9 million of accelerated deferred compensation expense related to these acquisitions for the nine months ended September 30, 2001.

11. LITIGATION

     In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company denied Intel's allegations of infringement and asserted related defenses and counterclaims in its October 2001 answer to the complaint. A patent claims construction hearing was held on September 24 - 25, 2001 and the Court issued a claims construction order on November 6, 2001. The first phase of the trial regarding only two of the five patents in the suit is scheduled to commence on November 28, 2001. The Court has not yet set a date to try claims relating to Intel's remaining three patents or the Company's counterclaims.

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

     In the period March through May 2001 the Company and its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, filed primarily in the United States District Court for the Central District of California,1 alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). On June 21, 2001, the Court consolidated all thirty-one lawsuits into a single action entitled In re:
Broadcom Corp. Securities Litigation, Master File No. SACV 01-275 GLT(Eex) (C.D. Cal.), and appointed a lead plaintiff and lead plaintiffs' counsel. A consolidated amended complaint was filed on October 1, 2001. The consolidated amended complaint names the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer as defendants, and purports to state claims against them on behalf of all persons who purchased Broadcom public securities, or bought or sold options on Broadcom stock, between July 31, 2000 and February 26, 2001. The alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. The essence of the allegations in the consolidated amended complaint is that the defendants intentionally failed to properly account for the financial impact of performance-based warrants assumed in connection with its acquisitions of Altima, Silicon Spice, Allayer, SiByte and Visiontech, which plaintiffs allege had the effect of materially overstating the Company's reported financial results. Plaintiffs allege that the defendants intentionally engaged in this alleged improper accounting practice in order to inflate the value of the Company's stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of the Company's stock as consideration in acquisitions. Plaintiffs also allege generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue. The Company has not answered the consolidated amended complaint and intends to file a motion to dismiss under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

     In the period March through June 2001 the Company, along with its directors, and in one case certain officers of the Company, was also sued in five purported shareholder derivative actions, identified in the footnote below,2 based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege breaches of fiduciary duties and "gross mismanagement, waste of corporate

----------

1 One complaint was originally filed in the United States District Court for the Southern District of California, and was subsequently transferred to the Central District of California.

2 David v. Werner F. Wolfen, Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Alan E. Ross and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-03930 (filed March 22, 2001); Bollinger v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan
     E. Ross, Myron S. Eichen, and Does 1-25, inclusive, and Broadcom Corporation, Orange County Superior Court Case No 01-CC-04065 (filed March 27, 2001); Lester v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, Myron S. Eichen, Alan E. Ross, Werner F. Wolfen, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-06029 (filed May 9, 2001); Schumann v. Henry T. Nicholas III, Henry Samueli, Werner F. Wolfen, Alan E. Ross, William J. Ruehle, Timothy M. Lindenfelser, Vahid Manian, Aurelio E. Fernandez, Martin J. Colombatto, David A. Dull, Ernst & Young LLP, and Does 1-50, inclusive, and Broadcom Corporation, Orange County Superior Court Case No. 01-CC-07282 (filed June 5, 2001); and Aiken
     v. Henry T. Nicholas III, Henry Samueli, Myron S. Eichen, Werner F. Wolfen, Alan E. Ross, and Broadcom Corporation, U.S.D.C. C.D. Cal. Case No. SACV-01-407 AHS (EEx) (filed April 11, 2001).

assets and abuse of control" based upon the same general set of facts and circumstances. The four derivative lawsuits filed in Orange County Superior Court were consolidated by order of the Court dated June 21, 2001, and the plaintiffs have been ordered to file a consolidated derivative complaint on or before November 30, 2001. The parties have agreed to stay the Aiken lawsuit filed in federal court, while the consolidated derivative lawsuit proceeds in California state court. The Company has not answered any of the complaints. The Company believes the allegations in these purported derivative actions are also without merit and intends to defend the actions vigorously.

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

     An evidentiary hearing was held before the ITC Administrative Law Judge in April 2001. On July 19, 2001, the Administrative Law Judge issued an Initial Determination ("ID") that found that all of the asserted claims of Level One's patent concerning reset configurable devices are invalid, that 14 of 18 asserted claims in Intel's packaging patent are invalid while the remaining 4 claims are valid and infringed by Altima's AC105R and AC108 products, and that 8 out of 10 claims in Level One's repeater management patent are valid and infringed by Altima's AC105R and AC108R products while the remaining two claims are not infringed. As part of the ID, the Judge recommended to the ITC that further importation into the United States of these two products, as well as "circuit boards" containing these products, be prohibited. Altima filed with the ITC a petition for review of the portions of the ID that are adverse to Altima and Intel/Level One filed a petition for review of the portions of the ID that are adverse to Intel and Level One. On September 5, 2001, the ITC denied those petitions for review.

     On October 24, 2001, the ITC issued a Limited Exclusion Order (Order) that excludes from importation into the United States integrated repeaters, such as Altima's AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities and that are covered by Level One's U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima's AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities and that are covered by Intel's U.S. Patent No. 5,894,410. The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices.

     Altima and its customers are entitled to continue importation of the AC105R and AC108 devices under a 100% bond during the 60 day Presidential review period that commenced on October 24, 2001. Any AC105R and AC108 devices that are imported in finished products, such as hubs, are not subject to the Order. Moreover, there has been no determination that the Order covers any other Altima devices. The Company believes that the exclusion of the AC105R and AC108 devices will not have a material impact on the businesses of Altima or Broadcom.

     Although the scope of the Order includes affiliates of Altima, in briefs that were filed in September 2001 concerning the appropriate remedy, both Altima and Intel indicated that any exclusion order should not apply to Broadcom products. Altima and Broadcom will vigorously contest through available procedures any attempt to apply the Order to any Broadcom products, since such orders are statutorily limited to persons found in violation of the statute, Broadcom was not a party to the ITC investigation, Broadcom products were not considered in the investigation and a petition by Broadcom to intervene in the investigation was denied.

     The Order is subject to disapproval by the President for policy reasons and also is subject to interpretation by the U.S. Customs Service. In addition, the Order is subject to appeal to the United States Court of Appeals for the Federal Circuit on both procedural and substantive grounds.

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

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning projected revenues, expenses, gross profit and net income, results of the future application of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and product cost control and reduction efforts, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, our need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us at the time of this Report. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report, are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including those set forth in "Risk Factors," below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     The percentage of our net revenue derived from independent customers located outside of the United States was approximately 20.3% for the nine months ended September 30, 2001 as compared with 13.8% for the nine months ended September 30, 2000. All of our revenue to date has been denominated in U.S. dollars.

     From time to time, our key customers have placed, modified or rescheduled large orders, causing our quarterly revenue to fluctuate significantly. We expect these fluctuations will continue in the future. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 49.8% of our net revenue for the nine months ended September 30, 2001 as compared to 63.9% of our net revenue for the nine months ended September 30, 2000. We expect that our five largest customers will continue to account for a significant portion of our net revenue for 2001 and in the foreseeable future.

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

     -  amortization of purchased intangible assets;

     -  stock-based compensation expense; and

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

     The sales cycle for the test and evaluation of our products can range from three to six months or more, with an additional three to six months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the recent significant economic slowdown in the technology sector, it may take significantly longer than three to six months before customers commence volume production of equipment incorporating some of our products. Due to these lengthy sales cycles, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenue, if any. Furthermore, in the future, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory. We anticipate that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, would be materially and adversely affected.

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

     Due to the recent significant economic slowdown in the technology sector and semiconductor industry in fiscal 2001, we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog, in the first half of the year.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth certain statement of operations data expressed as a percentage of revenue:

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ------------------------      ------------------------
                                                      2001           2000           2001           2000
                                                   ---------      ---------      ---------      ---------
Net revenue                                            100.0%         100.0%         100.0%         100.0%
Cost of revenue                                         60.8           42.9           57.9           42.1
                                                   ---------      ---------      ---------      ---------
Gross profit                                            39.2           57.1           42.1           57.9
Operating expense:
    Research and development                            52.2           21.3           45.9           21.6
    Selling, general and administrative                 16.6            9.4           15.5            9.5
    Stock-based compensation                            50.1            8.5           48.6            4.1
    Amortization of goodwill                            98.1            4.8           83.9            2.1
    Amortization of purchased intangible assets          3.4            0.1            2.7           --
    Impairment of goodwill                             553.2           --            160.8           --
    In-process research and development                 --             14.3           14.9            6.0
    Restructuring costs                                  7.5           --              4.7           --
    Litigation settlement costs                         --             --              0.4           --
    Merger-related costs                                --             --             --              0.6
                                                   ---------      ---------      ---------      ---------
Income (loss) from operations                         (741.9)          (1.3)        (335.3)          14.0
Interest income, net                                     2.0            2.2            2.6            2.0
Other expense, net                                     (15.4)          (0.6)          (4.7)          (0.3)
                                                   ---------      ---------      ---------      ---------
Income (loss) before income taxes                     (755.3)           0.3         (337.4)          15.7
Provision (benefit) for income taxes                     2.8            4.7           (9.2)           5.1
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                     (758.1)%         (4.4)%       (328.2)%         10.6%
                                                   =========      =========      =========      =========

     NET REVENUE. Net revenue consists of product revenue generated principally by sales of our semiconductor products, and to a lesser extent, from the sales of software and the provision of software support services and development revenue generated under development contracts with our customers. Net revenue is revenue less the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended September 30, 2001 was $213.6 million, a decrease of $105.6 million or 33.1% as compared with net revenue of $319.2 million for the three months ended September 30, 2000. Net revenue for the nine months ended September 30, 2001 was $735.0 million, a decrease of $20.9 million or 2.8% as compared with net revenue of $755.9 million for the nine months ended September 30, 2000. Net revenue for the three and nine months ended September 30, 2001 was reduced by $3.6 million and $18.6 million, respectively, which represents the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements assumed in prior acquisitions.

     The decline in net revenue for the three and nine months ended September 30, 2001 as compared with the three and nine months ended September 30, 2000 primarily resulted from a decrease in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems, as our customers continued to work through their inventory issues, offset in part by shipments of SystemI/O server applications. In the future, net revenue may be reduced by the effect of the fair value of outstanding performance-based warrants earned by certain customers. Due to the recent significant economic slowdown in the technology sector and semiconductor industry in fiscal 2001, in the first half of the year we experienced a significant slowdown in customer orders, as well as cancellations and rescheduling of backlog. While we have recently achieved additional design wins and are beginning to see signs of stability in certain of our target markets, as a result of the uncertainties due to the events of September 11 and continuing international conflicts, we anticipate that revenue will continue to be adversely impacted for as long as the current economic slowdown continues.

     GROSS PROFIT. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers processed by independent foundries, costs associated with assembly, test and quality assurance for those products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended September 30, 2001 was $83.8 million or 39.2% of net revenue, a decrease of $98.5 million or 54.0% from gross profit of $182.2 million or 57.1% of net revenue for the three months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 was $309.7 million or 42.1% of net revenue, a decrease of $127.7 million or 29.2% from gross profit of $437.4 million or 57.9% of net revenue for the nine months ended September 30, 2000.

     The decrease in gross profit was mainly attributable to the decrease in the volume of semiconductor product shipments and non-cash acquisition related charges, including the amortization of purchased intangible assets, stock-based compensation expense and the impact of performance-based warrants earned by certain customers. This decrease was offset in part by cost reductions in the three months ended September 30, 2001, particularly on our StrataSwitch(TM) product line. The decrease in gross profit as a percentage of net revenue for the three and nine months ended September 30, 2001 compared to corresponding prior year period was primarily a result of the non-cash acquisition related charges and, to a lesser extent, decreased absorption of manufacturing overhead due to lower shipment volumes and shifts in product mix.

     Gross profit will continue to be impacted by the non-cash amortization of acquisition related charges. In addition, gross profit may be impacted in the future by competitive pricing strategies, fluctuations in silicon wafer costs and the future introduction of certain lower margin products.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, and subcontracting costs. Research and development expense for the three months ended September 30, 2001 was $111.4 million or 52.2% of net revenue, an increase of $43.5 million or 64.0% as compared with research and development expense of $67.9 million or 21.3% of net revenue for the three months ended September 30, 2000. Research and development expense for the nine months ended September 30, 2001 was $337.0 million or 45.9% net revenue, an increase of $173.7 million or 106.3% as compared with research and development expense of $163.4 million or 21.6% of net revenue for the nine months ended September 30, 2000. This increase was primarily due to the addition of personnel through acquisitions and internal hiring and the investment in design tools for the development of new products and the enhancement of existing products. Research and development expense in both absolute dollars and as a percentage of net revenue is expected to be relatively unchanged in the fourth quarter of 2001 as compared to the third quarter of 2001 due to the anticipated savings from headcount reductions and other cost saving measures, partially offset by certain strategic new hires. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of research and development expense thereafter. However, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. We will continue to periodically assess our cost structure and product programs in the future in order to improve our operational efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense consists primarily of personnel-related expenses, professional fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended September 30, 2001 was $35.6 million or 16.6% of net revenue, an increase of $5.5 million or 18.1% as compared with selling, general and administrative expense of $30.1 million or 9.4% of net revenue for the three months ended September 30, 2000. Selling, general and administrative expense for the nine months ended September 30, 2001 was $113.8 million or 15.5% of net revenue, an increase of $41.7 million or 57.9% as compared with selling, general and administrative expense of $72.1 million or 9.5% of net revenue for the nine months ended September 30, 2000. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. Selling, general and administrative expense in both absolute dollars and as a percentage of net revenue is expected to be relatively unchanged in the fourth quarter of 2001 as compared to the third quarter of 2001 due to the anticipated savings from headcount reductions and other cost saving measures implemented in the second and third quarter of 2001. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of selling, general and administrative expense thereafter. However, based upon past experience, we expect that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support the planned continued expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. We will continue to periodically assess our cost structure and product programs in the future in order to improve our operational efficiencies.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense generally represents the amortization of deferred compensation. We recorded approximately $377.2 million of deferred compensation for the nine months ended September 30, 2001 and a total of $1.2 billion of deferred compensation in fiscal 2000, primarily in connection with stock options assumed in our acquisitions. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the internal performance goals are met. Deferred compensation is presented as a reduction of shareholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to four years. Stock-based compensation expense for the three months ended September 30, 2001 was $106.9 million or 50.1% of net revenue, an increase of $79.9 million, as compared with stock-based compensation expense of $27.0 million or 8.5% of net revenue for the three months ended September 30, 2000. In addition, approximately $3.4 million and $0.6 million of stock-based compensation expenses have been classified as cost of revenue for the three months ended September 30, 2001 and 2000, respectively. Stock-based compensation expense for the nine months ended September 30, 2001 was $356.9 million or 48.6% of net revenue, an increase of $327.0 million as compared with stock-based compensation expense of $30.0 million or 4.1% of net revenue for the nine months ended September 30, 2000. In addition, approximately $12.6 million and $0.7 million of stock-based compensation expenses have been classified as cost of revenue for the nine months ended September 30, 2001 and 2000, respectively. Approximately $1.0 million and $11.1 million of additional stock-based compensation expense was classified as restructuring costs for the three and nine months ended September 30, 2001, respectively. Approximately $0.3 million of additional stock-based compensation expense was classified as merger-related costs in the nine months ended September 30, 2000.

     The significant increase in stock-based compensation expense for the three and nine months ended September 30, 2001 relates primarily to stock options assumed in the four purchase transactions completed during the nine months ended September 30, 2001 and the eight purchase transactions completed during fiscal 2000, that were accounted for in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. We expect to record additional stock-based compensation expense in future periods as a result of the continued amortization of deferred compensation related to these purchase transactions.

     In connection with our acquisition of ServerWorks and our previous acquisitions of Allayer and SiByte in fiscal 2000, at the time these acquisitions were consummated we agreed to increase the aggregate consideration for the acquisitions if certain future internal performance goals were satisfied. Such additional consideration, if earned, would be paid in the form of additional shares of our Class A common stock. Any additional consideration paid that would be allocated to deferred compensation would be amortized over the remaining vesting periods of the underlying options and restricted stock assumed in the acquisitions. In addition, outstanding options assumed in these transactions would be subject to variable accounting and periodically revalued over their applicable vesting periods until all performance goals are satisfied. We recorded an additional $2.5 million and $24.2 million of deferred compensation during the three and nine months ended September 30, 2001, respectively, in connection with certain Allayer and SiByte performance goals, that were met during the period. Approximately $4.3 million of these amounts was expensed immediately. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

     AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. In connection with the four purchase transactions completed during the nine months ended September 30, 2001, we recorded approximately $969.5 million of additional goodwill and purchased intangible assets, including contingent consideration earned from previous acquisitions. For the eight purchase transactions completed during the second half of fiscal 2000, we recorded approximately $3.4 billion of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally two to five years. The amortization of goodwill and purchased intangible assets for the three months ended September 30, 2001 was $216.7 million or 101.5% of net revenue, an increase of $201.1 million, as compared with $15.6 million or 4.9% of net revenue in the three months ended September 30, 2000. In addition, approximately $13.4 million and $0.4 million of amortization of purchased intangible assets have been classified as cost of revenue for the three months ended September 30, 2001 and 2000, respectively. The amortization of goodwill and purchased intangible assets for the nine months ended September 30, 2001 was $637.1 million or 86.6% of net revenue, an increase of $621.5 million, as compared with $15.6 million or 2.1% of net revenue for the nine months ended September 30, 2000. In addition, approximately $38.4 million and $0.4 million of amortization of purchased intangible assets has been classified as cost of revenue for the nine months ended September 30, 2001 and 2000, respectively.

     In connection with our acquisitions of ServerWorks, Allayer and SiByte, at the time these acquisitions were consummated we agreed to increase the aggregate consideration for the acquisitions if certain internal future performance goals were satisfied. Such additional consideration, if earned, would be paid in the form of additional shares of our Class A common stock. Any additional consideration paid that would be allocated to goodwill for these acquisitions would be amortized over the remaining useful lives of the respective goodwill. We recorded $1.7 million and $58.0 million of additional goodwill during the three and nine months ended September 30, 2001, respectively, in connection with certain Allayer and SiByte internal performance goals that were met during the period. We expect to incur additional amortization of goodwill and purchased intangible assets in future periods as a result of these purchase transactions. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease in amortization of goodwill of approximately $544.5 million per year (or $2.16 per share based on the number of basic shares outstanding at September 30,
2001). We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules as of January 1, 2002. We have not yet determined the effect these tests will have on our results of operations and financial position.

     IMPAIRMENT OF GOODWILL. During the three months ended September 30, 2001 we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, due to the recent significant economic slowdown and reduction in near-term demand in the technology sector and the semiconductor industry. As a result of the assessment, we concluded that the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, we recorded a charge of $1.2 billion for the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase acquisitions. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development ("IPR&D") totaled $109.7 million for the purchase transactions completed in the nine months ended September 30, 2001, as compared to $45.7 million for the purchase transactions completed for the nine months ended September 30, 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

     The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of completed technology is included in identifiable purchased intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects.

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

     The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in the nine months ended September 30, 2001:

                                                                        AVERAGE        ESTIMATED       RISK
                                                           AVERAGE     ESTIMATED        COST TO       ADJUSTED
PURCHASE                                                   PERCENT      TIME TO         COMPLETE      DISCOUNT       IPR&D
TRANSACTION       DEVELOPMENT PROJECTS                     COMPLETE    COMPLETE      (IN MILLIONS)      RATE      (IN MILLIONS)
-----------       --------------------                     --------   -----------    -------------    ---------   ------------
Visiontech        Video compression integrated circuits       60%         1 year        $   5.2         30-35%       $ 30.4
ServerWorks       High-performance SystemI/O
                    integrated circuits                       45%       1.5 years          21.2         29-34%         79.3

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

     RESTRUCTURING COSTS. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the current challenging economic climate. This restructuring plan will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. For the nine months ended September 30, 2001 we recorded restructuring costs totaling $34.3 million, which are classified as operating expense in the unaudited condensed consolidated statements of operations.

     Through September 30, 2001 the restructuring plan had resulted in the termination of approximately 160 employees across all business functions and geographic regions. We recorded workforce reduction charges of approximately $16.1 million related to severance and fringe benefits. Included in this amount are stock-based compensation charges in the amount of $11.1 million associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by us was also reduced.

     For the nine months ended September 30, 2001 we recorded charges of approximately $18.2 million for the consolidation of excess facilities relating primarily to lease terminations and non-cancelable lease costs.

     LITIGATION SETTLEMENT COSTS. Litigation settlement costs of approximately $3.0 million were incurred for the nine months ended September 30, 2001. No comparable litigation settlement costs were incurred the nine months ended September 30, 2000.

     MERGER-RELATED COSTS. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, and certain restructuring costs related to the disposal of duplicative facilities and assets and the write-down of unutilized assets. In connection with the pooling-of-interests transactions for the nine months ended September 30, 2000, merger-related costs of approximately $4.7 million were incurred. No merger-related costs were incurred for the three and nine months ended September 30, 2001.

     INTEREST INCOME, NET. Interest income, net reflects interest earned on average cash and cash equivalents and investment balances, less interest on our debt and capital lease obligations. Interest income, net for the three months ended September 30, 2001 was $4.2 million as compared with $7.0 million for the three months ended Septmeber 30, 2000. The decrease for the three months ended September 30, 2001 was the result of a combination of interest expense incurred on debt assumed from our ServerWorks acquisition and an overall decline in interest rates. Interest income, net for the nine months ended September 30, 2001 was $18.9 million as compared with $15.1 million for the nine months ended September 30, 2000. The increase for the nine months ended September 30, 2001 was principally due to increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options, partially offset by interest expense incurred on debt assumed in our ServerWorks acquisition.

     OTHER EXPENSE, NET. Other expense, net primarily includes losses on strategic investments as well as gains and losses on foreign currency transactions and the disposals of property and equipment. For the three months ended September 30, 2001, other expense, net was $32.8 million as compared with $2.1 million for the three months ended September 30, 2000. Other expense, net for the nine months ended September 30, 2001 was $34.2 million as compared with $2.2 million for the nine months ended September 30, 2000. For the three and nine months ended September 30, 2001 we recorded an impairment charge of approximately $32.7 million representing an other-than-temporary decline in the value of our strategic investments.

     PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rates were (0.4%) and 2.7% for the three and nine months ended September 30, 2001, respectively. Our effective tax rates for the three and nine months ended September 30, 2000 were 1864.2% and 32.4%, respectively. The change in the effective tax rates for the three and nine months ended September 30, 2001 from the three and nine months ended September 30, 2000 was primarily the result of nondeductible acquisition related items and losses incurred for which no tax benefit was provided. Excluding the impact of nondeductible IPR&D and acquisition related expenses, such as goodwill amortization, and before the effects of payroll tax expenses relating to certain stock option exercises, our effective tax rate would have been 20% for each of the three and nine months ended September 30, 2001 and September 30, 2000.

     We have recorded deferred tax assets, which we believe will more likely than not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The primary basis for this conclusion is the expectation of future income from our recurring operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2001 we had $351.6 million in working capital, $520.0 million in cash, cash equivalents and short-term marketable securities and $133.3 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At December 31, 2000 we had $673.1 million in working capital, $601.6 million in cash, cash equivalents and short-term marketable securities and $2.0 million in long-term marketable securities.

     In connection with our acquisition of ServerWorks, we assumed a secured credit facility of up to $125.0 million, of which $85.6 million was outstanding as of September 30, 2001. The credit facility is repayable in quarterly installments through 2003.

     Cash and cash equivalents decreased from $523.9 million at December 31, 2000 to $403.9 million at September 30, 2001. During the nine months ended September 30, 2001, operating activities provided $57.6 million in cash. This was primarily the result of the net loss of $2.4 billion for the nine months ended September 30, 2001, which was more than offset by the non-cash impact of depreciation and amortization, stock-based compensation expense, amortization of goodwill and purchased intangible assets, impairment of goodwill, IPR&D, losses on strategic investments and a decrease in accounts receivable and inventory. Operating activities provided cash in the amount of $141.4 million for the nine months ended September 30, 2000. This was primarily the result of net income, the non-cash impact of depreciation and amortization, stock-based compensation expense, IPR&D, tax benefit from stock plans and an increase in accounts payable, offset in part by increases in accounts receivable, inventory, deferred tax assets, and prepaid expenses and other assets.

     Investing activities used cash in the amount of $192.3 million for the nine months ended September 30, 2001, primarily as a result of $169.8 million of net purchases of marketable securities and the purchase of $63.6 million of capital equipment to support our expanding operations offset in part by $41.0 million of net cash received from purchase acquisitions. For the nine months ended September 30, 2000 our investing activities used $5.2 million in cash for the net purchases of marketable securities and $47.1 million in cash for the purchase of capital equipment, offset in part by $10.7 million of net cash received from purchase acquisitions.

     Cash provided by financing activities was $14.8 million for the nine months ended September 30, 2001, which primarily was the result of $40.3 million in net proceeds received from issuances of common stock upon exercises of stock options and the proceeds of $18.6 million from performance-based warrants earned by customers, partially offset by $44.7 million in payments on debt obligations primarily of acquired companies. Cash provided by financing activities was $97.2 million for the nine months ended September 30, 2000, primarily from $100.7 million in net proceeds from the issuances of common stock upon the exercises of stock options, partially offset by $4.4 million in net payments on debt obligations of acquired companies.

     We believe that our existing cash, cash equivalents and marketable securities on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next twelve months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more equity or debt securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

     We had outstanding capital commitments totaling approximately $2.1 million as of September 30, 2001, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 2000 we spent approximately $80.8 million on capital equipment to support our expanding operations. We expect that we will continue to spend substantial amounts during 2001 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and investments on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Although we believe that we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

     -  the overall levels of sales of our products and gross profit margins;

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

     -  our relationships with suppliers and customers; and

     - general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown and related uncertainties.

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

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES.

     Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and recent international conflicts and terrorist and military actions have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, in the first half of fiscal 2001 we experienced a significant slowdown in customer orders, cancellations and rescheduling of backlog and higher overhead costs, as a percentage of revenues. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to put further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS A COMMON STOCK.

     We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, including during the first nine months of 2001, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

     -  international conflicts and acts of terrorism;

     -  the timing, rescheduling or cancellation of significant customer orders;

     -  the gain or loss of a key customer;

     - the effectiveness of our expense and product cost control and reduction efforts;

     -  changes in our product or customer mix;

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

     - the qualification, availability and pricing of competing products and technologies and the resulting effects on the sales and pricing of our products;

     - the rate of adoption and acceptance of new industry standards in our target markets;

     - intellectual property disputes, customer indemnification claims and other types of litigation risk;

     - the availability and pricing of foundry and assembly capacity and raw materials;

     -  the risks inherent in our acquisitions of technologies and businesses;

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

     -  the effects of new and emerging technologies;

     - the risks and uncertainties associated with our international operations;

     - our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels that we need to implement our business and product plans;

     -  the quality of our products and any remediation costs;

     -  the effects of natural disasters and other events beyond our control;
        and

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

BECAUSE WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE, THE LOSS OF A KEY CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS. IN ADDITION, IF WE ARE UNABLE TO CONTINUE TO SELL EXISTING AND NEW PRODUCTS TO OUR KEY CUSTOMERS IN SIGNIFICANT QUANTITIES OR TO ATTRACT NEW SIGNIFICANT CUSTOMERS, OUR FUTURE OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

     We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, including sales to its manufacturing subcontractors, accounted for approximately 18.2% of our net revenue for the nine months ended September 30, 2001. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 49.8% of our net revenue for the nine months ended September 30, 2001 compared to 61.8% of our net revenue for the year ended December 31, 2000. Nonetheless, we expect that our key customers will continue to account for a substantial portion of our revenues for 2001 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

     The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable set-top boxes, cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, VoIP, carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber lines, wireless communications, SystemI/O server solutions and network processing. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2001, we acquired 21 companies, including four acquisitions that were completed in fiscal 2001. We plan to continue to pursue acquisition opportunities in the future.

     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of the acquired company. We have in the past and may in the future experience delays in the timing and successful completion of the acquired company's technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation, goodwill and other intangible assets. In connection with our 21 acquisitions to date, we recorded goodwill in the aggregate amount of approximately $4.2 billion. The portion of such goodwill attributable to each acquisition generally has been amortized over a 60-month period from the date that such acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, we recorded a goodwill impairment charge of $1.2 billion for the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase acquisitions. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.6 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We anticipate recording additional goodwill and deferred compensation charges in connection with future acquisitions. Any of these events could cause the price of our Class A common stock to decline. Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which has voting rights superior to our publicly-traded Class A common stock.

     We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms as the recent decline in the price of our Class A common stock may make it significantly more difficult and expensive to complete any additional acquisitions. Moreover, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKETS IN ORDER TO REMAIN COMPETITIVE.

     Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers' changing demands. Substantially all of our product revenue in recent fiscal quarters has been derived from sales of products for the cable modem, digital cable set-top box, high-speed office network and network server markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller geometries. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

     -  obtain sufficient foundry capacity;

     -  achieve high manufacturing yields;

     - shift our products to smaller geometry process technologies and to achieve higher levels of design integration; and

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

WE DEPEND ON FOUR INDEPENDENT FOUNDRY SUBCONTRACTORS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS, AND ANY FAILURE TO OBTAIN SUFFICIENT FOUNDRY CAPACITY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We do not own or operate a fabrication facility. Four outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. In September 1999 two of the foundries' principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

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

     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers' purchase orders, and the foundries can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our four main foundries, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use four independent foundries, most of our components are not manufactured at more than one foundry at any given time and some of our products may be designed to be manufactured at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure you that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

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

     Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founder, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and our co-founder, Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly senior managers, digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense and the recent decline in the price of our Class A common stock may make it more difficult to retain such key employees, all of who have been granted stock options. In June 2001 we completed a stock option exchange offering for the purpose of improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of such employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO MANAGE OUR SIGNIFICANT RECENT AND ANTICIPATED FUTURE GROWTH COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES, AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     During the past few years, we have continued to significantly increase the scope of our operations and expand our workforce, growing from 1,069 employees as of December 31, 1999 to 2,748 employees as of September 30, 2001, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

THE LOSS OF ANY OF OUR THIRD-PARTY SUBCONTRACTORS THAT ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR CURRENT PRODUCTS COULD DISRUPT OUR SHIPMENTS, HARM OUR CUSTOMER RELATIONSHIPS AND ADVERSELY AFFECT OUR NET SALES.

     We do not own or operate an assembly or test facility. Five third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

     We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. In using these new subcontractors, we will be subject to all of the same risks described in the foregoing paragraph.

AS OUR INTERNATIONAL BUSINESS EXPANDS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO OUR INTERNATIONAL OPERATIONS.

     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 20.3% of our net revenue for the nine months ended September 30, 2001 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers' international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. In the future, we intend to continue to expand our international business activities and also to open other design and operational centers abroad. The recent terrorist attacks in the United States and heightened security may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including:

     -  political, social and economic instability;

     -  acts of terrorism and international conflicts;

     -  trade restrictions;

     -  the imposition of governmental controls and restrictions;

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

     In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition will require us to modify the manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies in order to reduce our costs, and we have designed certain products to be manufactured in .35 micron,
 .22 micron, .18 micron and smaller geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 70 issued United States patents and have filed over 700 United States patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, then our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

     We believe that our existing cash, cash equivalents and investments on hand, together with the cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next 12 months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise these funds by selling more equity or debt securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.

OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES. A CUSTOMER MAY DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO LOSE ANTICIPATED SALES. IN ADDITION, OUR AVERAGE PRODUCT CYCLES TEND TO BE SHORT AND, AS A RESULT, WE MAY HOLD EXCESS OR OBSOLETE INVENTORY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     After we have developed and delivered a product to a customer, our customer will often test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates our product. Moreover, in light of the recent significant economic slowdown in the technology sector, it may take significantly longer than three to six months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that such customer will ultimately market and sell their equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

DISRUPTIONS IN ENERGY SUPPLIES COULD NEGATIVELY AFFECT OUR RESULTS OF
OPERATIONS.

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

VARIOUS EXPORT LICENSING REQUIREMENTS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS OR REQUIRE US TO MODIFY OUR CURRENT BUSINESS PRACTICES SIGNIFICANTLY.

     Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received several export licenses under these regulations, but we cannot assure you that we will obtain any licenses for which we have currently applied or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside of the United States.

CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES CAN CONTROL THE OUTCOME OF MATTERS THAT REQUIRE THE APPROVAL OF OUR SHAREHOLDERS, AND ACCORDINGLY WE WILL NOT BE ABLE TO ENGAGE IN CERTAIN TRANSACTIONS WITHOUT THEIR APPROVAL.

     As of October 31, 2001 our directors and executive officers beneficially owned approximately 26.1% of our outstanding common stock and 70.8% of the total voting control held by our shareholders. In particular, as of October 31, 2001 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 24.9% of our outstanding common stock and 68.5% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these insiders currently also control the management of our business. Because of their significant stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

OUR STOCK PRICE IS HIGHLY VOLATILE. ACCORDINGLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM.

     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since August 1, 2000 our Class A common stock has traded at prices as low as $18.40 and as high as $274.75 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

     -  quarter-to-quarter variations in our operating results;

     - announcements of technological innovations or new products by our competitors, customers or us;

     - general economic and political conditions and specific conditions in the semiconductor industry and the broadband communications equipment markets;

     -  international conflicts and acts of terrorism;

     -  changes in earnings estimates or investment recommendations by analysts;

     -  changes in investor perceptions; or

     - changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

     In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors have also been sued in purported shareholder derivative actions. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect upon our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management's attention and resources from other matters, which could also adversely affect the price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guideline; the guideline also limits the amount of credit exposure to any one issue, issuer or type of instrument.

     Debt securities are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. Primarily, these investments are sensitive to changes in interest rates.

     Equity securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Included in our portfolio are equity investments in three publicly traded companies. As a result of recent market price volatility, we recorded a $22.0 million loss for the nine months ended September 30, 2001 related to these investments. As of September 30, 2001 the fair value of these publicly traded equity investments was $8.9 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded a $10.7 million loss for the nine months ended September 30, 2001 related to these investments. As of September 30, 2001 the fair value of these investments was $15.6 million.

     Our debt currently consists of a financing arrangement for a credit facility of up to $125.0 million and a note payable in the amount of $21.1 million. With respect to the credit facility, we may choose the rate at which the credit facility bears interest in one or three month periods as either (a) the higher of (i) 1.5% plus the Federal Reserve overnight rate and (ii) 1% plus the Bank of America prime rate or (b) 3% plus LIBOR. The credit facility is repayable in quarterly installments through December 2003.

     The note payable bears interest at a rate of LIBOR plus 1% per year, adjusted quarterly, and is due in December 2002. The note becomes immediately due and payable upon the occurrence of certain events. The holder of the note has asserted that the entire principal amount of the note and all interest accrued thereon is currently due and payable; however, we dispute that assertion.

     The fair value of our debt fluctuates based upon changes in interest rates.

     The following table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

     Principal (notional) amounts by expected maturity (at September 30, 2001):

                                                CURRENT         LONG-TERM          TOTAL          FAIR VALUE
                                              ------------     ------------     ------------     ------------
                                                          (IN THOUSANDS, EXCEPT INTEREST RATES)
     Cash equivalents                         $     36,942     $         --     $     36,942     $     36,977
       Weighted average rate                          3.38%              --             3.38%
     Marketable securities                    $    116,117     $    133,315     $    249,432     $    252,944
       Weighted average rate                          4.04%            5.06%            4.58%
     Total portfolio                          $    153,059     $    133,315     $    286,374     $    289,921
       Weighted average rate                          3.88%            5.06%            4.43%
     Credit facility and other obligations    $     32,991     $     60,478     $     93,469     $     93,469
        September 30, 2001 interest rate              7.00%            7.00%            7.00%
     Note payable                             $     21,051     $         --     $     21,051     $     21,051
        September 30, 2001 interest rate              3.64%              --             3.64%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 11 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 2, 2001 in connection with our acquisition of KimaLink, we issued an aggregate of 52,800 shares of our Class A common in exchange for all outstanding shares of KimaLink common stock and reserved 85,800 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by us.

     On July 3, 2001 in connection with our acquisition of PortaTec Corporation, we issued an aggregate of 15,375 shares of our Class A common in exchange for all outstanding shares of PortaTec common stock and reserved 119,625 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by us.

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

     On November 8, 2000, January 30, 2001 and May 6, 2001, in connection with the exercise of warrants assumed in various purchase transactions, we issued 9,901, 126,940 and 12,525 shares, respectively, of our Class A common stock. These transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         (i) Form 8-K filed on July 19, 2001 reporting first quarter earnings press release (Item 9).

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

                                            BROADCOM CORPORATION,
                                            A CALIFORNIA CORPORATION
                                            (Registrant)

November 14, 2001                           /s/  WILLIAM J. RUEHLE
                                            ------------------------------------
                                                 William J. Ruehle
                                                 Vice President and Chief
                                                 Financial Officer (Principal
                                                 Financial Officer)


                                            /s/  SCOTT J. POTERACKI
                                            ------------------------------------
                                                 Scott J. Poteracki
                                                 Corporate Controller and
                                                 Senior Director of Finance
                                                 (Principal Accounting Officer)