Form 10-K
period 2001-12-31
BROADCOM CORP
filed 2002-03-19
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23993

Broadcom Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	33-0480482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
16215 Alton Parkway
Irvine, California 92618-3616
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 450-8700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock

                                                                                                      (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Based on the closing sale price on the Nasdaq National Market® on March 11, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8,883,944,000. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

      The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. As of March 11, 2002 there were 194,123,300 shares of Class A common stock outstanding and 73,740,871 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held April 25, 2002.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Broadcom,® the pulse logo,® Connecting everything,TM CALISTO,TM CryptoNetX,TM Digi-PHY,TM Grand Champion,TM iLine32,TM MetroSwitch,TM OpenVoIP,TM QAMLink,® ROBOswitch,TM ServerWorks,TM SiByte,TM StrataSwitchTM and SystemI/OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2002 Broadcom Corporation. All rights reserved.

CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital, the impact of tax audits and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

      All share numbers and per share amounts in this Report have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

PART I

Item 1.     Business

      Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Broadcom’s diverse product portfolio includes solutions for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; Voice over Internet Protocol, or VoIP; carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; digital subscriber lines, or DSL; wireless communications; SystemI/OTM server solutions; and broadband network processors.

      The desire of equipment manufacturers and service providers to develop and expand existing broadband communications markets has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructures requires highly integrated mixed-signal semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s broadband marketplace. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog and digital functions with high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

Markets

      We design, develop and supply silicon solutions for every significant broadband communications market. Our core markets include the markets for cable modems, digital cable and direct broadcast satellite set-top boxes, enterprise local area networking equipment, servers and home networking. In addition, we have invested significant time and resources developing products for emerging broadband communications markets such as DSL, optical and metropolitan and wide area networking, wireless communications, carrier access, broadband processors and security processors and adapters. Following is a brief description of each of our target markets.

     Cable Modems

      Cable television operators have been upgrading their systems to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry. These upgraded HFC networks are able to support two-way communications, high-speed Internet access and telecommuting through the use of a cable modem. The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS,TM has made possible interoperability between different manufacturers’ cable modems and head-end equipment across different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems via retail channels. High-speed Internet access services use cable modems to connect PCs to the cable network. These modems were designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 10 Mbps, nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. In 1998 the DOCSIS 1.1 specification was announced. The new specification enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services. In December 2001 DOCSIS 2.0, which adds support for higher upstream transmission speeds of up to 30 Mbps, supports more symmetric Internet Protocol, or IP, services and provides extra capacity for cable telephony, was released. The high speeds of today’s cable modems can enable an entirely new generation of multimedia-rich content over the Internet and allow cable operators to expand their traditional video product offerings to include data and telephone services.

      The adoption of cable modem services and the continued proliferation of homes with multiple PCs have also generated the need for residential networking. Cable television operators have recognized the opportunity to include this feature in the equipment they utilize for cable modem services through either home phoneline or wireless solutions.

     Digital Cable and Direct Broadcast Satellite Set-Top Boxes

      The last decade has seen rapid growth in the quantity and diversity of television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exists to provide the content demanded by consumers. In an effort to increase the number of channels and provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber’s television and the cable network. Digital cable set-top boxes are currently able to support downstream transmission speeds to the subscriber of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 compressed digital television channels. Additional applications for digital cable set-top boxes include Internet access, personal video recording, or PVR, video on demand interactive television, high definition television, 3-D gaming, audio players, various forms of home networking and cable telephony. A new generation of digital cable set-top boxes is being introduced to facilitate television Internet access, support high definition television and provide a gateway for the distribution of voice, video and data services throughout the home and business.

      Direct broadcast satellite, or DBS, is the primary alternative to cable for providing digital television programming. DBS broadcasts video and audio data from satellites directly to digital set-top boxes in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the United States market for DBS may eventually be surpassed by the international market where the cable infrastructure is generally less extensive.

      The Federal Communications Commission has mandated digital television broadcast by traditional terrestrial broadcast stations. We believe this conversion to digital broadcasting will also require new digital set-top boxes and television receivers.

     Enterprise Networking

      Local area networks, commonly known as LANs, are comprised of different types of equipment interconnected by copper, fiber or coax cables over a computer networking protocol called Ethernet. Ethernet scales in speed from 10 Mbps to 10 gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As communications bottlenecks have appeared in corporate LANs, new technologies such as Fast Ethernet, a networking standard that supports data transfer rates of up to 100 Mbps, and Gigabit Ethernet, which supports data transfer rates of up to one Gbps, are being employed to replace older technologies such as 10Base-T Ethernet, which supports data transfer rates of 10 Mbps, and Token Ring, which supports data transfer rates of 16 Mbps. As most desktop connections have migrated to Fast Ethernet, Gigabit Ethernet is emerging as the predominant technology for servers and backbone infrastructures that support LANs. We anticipate that it will eventually migrate to the desktop itself.

      As Gigabit Ethernet is deployed to the desktop, we expect server and backbone connections to migrate to the new 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps. We anticipate that a significant portion of the installed base of 10Base-T and 10/100Base-T Ethernet repeater and hub ports, switches and network interface cards, or NICs, will be upgraded to faster technologies. In addition, the need for dedicated and predictable bandwidth to the desktop is driving a transition from legacy repeater to switch connections. Switches not only have the ability to provide dedicated bandwidth to each connection, but also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data.

     Servers

      With the proliferation of data being accessed and sorted by the Internet and corporate intranets, the demand for servers has increased substantially. As integral pieces of the overall communications infrastructure, servers are multiprocessor-based computers that are used to support users’ PCs and to perform basic PC functions such as accessing, maintaining and updating databases. The Internet has created a new market for servers as users access data and entertainment stored on servers from their PCs, handheld computers and wireless handsets.

      SystemI/O silicon solutions act as the essential conduits for delivering high-bandwidth data in and out of servers, and coordinating all input/output, or I/O, transactions within the server platform, including between external I/O devices, the main system memory and the central processing units, or CPUs.

     Home Networking

      The proliferation of multi-PC households and Internet appliances increases the need for home networking solutions and lays the foundation for extending the reach of shared broadband Internet access, video transfer and voice at high speeds throughout the home and small office. The industry’s adoption of the Home Phoneline Networking Alliance’s HomePNATM 2.0 standard for 32 Mbps home networking technology has met this need by enabling the development of affordable, easy-to-use networking solutions for the consumer. We believe HomePNA 2.0 will enable the delivery of voice, video and data services concurrently to any network-enabled appliance, PC or consumer electronic device over ordinary phone lines at speeds of up to 32 Mbps. Home networking devices may take the form of separate, stand alone equipment or they may be bundled into other products such as PCs or high-speed modems.

     DSL

      Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use the copper twisted pair wiring in existing local telephone networks to deliver high-speed data transmission. DSL speeds range from 128 Kbps to 52 Mbps depending on the distance between the central office and the subscriber. These data rates are enabling a wide range of new services, including high-speed Internet access and multi-line voice and digital television delivery.

     Optical and Metropolitan and Wide Area Networking

      To address the increasing volume of data traffic emanating from the growing number of broadband connections in homes and businesses, metropolitan area networks, commonly known as MANs, and wide area networks, commonly known as WANs, will have to evolve at both the transport and switching layers. One significant obstacle preventing this evolution has been the high cost of optical modules and next generation network elements.

      We believe that the complementary metal oxide semiconductor, or CMOS, fabrication process is the key technology that will significantly reduce the cost of deploying higher transport speeds in MANs and WANs. High-speed CMOS components that support transmission speeds ranging from one Gbps to 10 Gbps will enable the development of smaller optical modules and system components that cost less and consume less power. Furthermore, we anticipate that the ability to achieve high degrees of semiconductor integration using CMOS will permit MANs and WANs to evolve from time-division multiplex to IP packet switching, by enabling hybrid network elements that cost-effectively combine time-division multiplex functionality with IP and Ethernet.

Wireless Communications — Wireless Networking, Terrestrial Digital Broadcast and Broadband Fixed Wireless

      Wireless technologies based upon the IEEE 802.11 and BluetoothTM standards allow enterprises and consumers to have mobile flexibility around their homes and offices. Bluetooth provides a low cost wire replacement technology enabling invisible connectivity among consumers’ cell phones, personal digital assistants, PCs, MP3 players and other devices. This industry standard is supported by over 1,000 companies to date. We anticipate that acceptance of this standard will increase in the next 12 to 18 months to the point where it becomes the defacto cable replacement standard in consumer products. The 802.11b, or Wi-FiTM, specification is the wireless equivalent of 10 Mbps Ethernet, and has already penetrated the corporate campus as the wireless LAN technology of choice. Additionally, we are beginning to see adoption of the 802.11b standard in the education, consumer, home and small to medium business segments. Next generation wireless LAN products based on the IEEE 802.11a, 802.11g and other standards will be forthcoming.

      Other broadband wireless technologies include:

•	terrestrial digital broadcast television — the upgrade of analog broadcast television to digital, which enables the delivery of high definition television;

•	multichannel multipoint distribution system, or MMDS, which uses microwave frequencies below 10 GigaHertz, or GHz, to transmit voice, video and data over two-way terrestrial digital microwave channels to digital set-top boxes and wireless modems; and

•	local multipoint distribution system, or LMDS, which uses higher microwave frequencies above 10 GHz to transmit voice, video and data to digital set-top boxes and wireless modems over a shorter distance via a cellular-like network.

      MMDS and LMDS are wireless systems that are currently being tested in limited deployments. In the United States, the MMDS and LMDS markets have experienced significant license holder consolidation, which may lead to greater investment in equipment and service for these markets. These new systems, which are able to provide programming in areas that do not have cable infrastructure, will also require digital set-top boxes or wireless modems.

     Carrier Access

      Voice over IP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. With the significant growth in data traffic for Internet and other data services, long distance deregulation and local deregulation, packet-based bandwidth-on-demand networks provide significant economic advantages over traditional circuit-switched circuit-on-demand voice networks.

      The PBX and systems markets are being radically affected by the convergence of circuit switched and IP packet-based technologies. LAN-based solutions that use the network infrastructure as the backbone for routing and switching of packet-voice within a business enable IP phones in the enterprise.

     Broadband Processors

      The continued growth of IP traffic coupled with the increased demand for new services and applications, such as VoIP, VPNs and high-speed Internet access, are placing great processing demands on next-generation LAN, MAN and WAN equipment. We believe that today’s networking and telecommunications platforms, especially at the access and service provider edge, must scale in performance from the current OC-12 standard, which transmits data at 625 Mbps, and OC-48, which transmits data at 2.5 Gbps, to OC-192, which transmits data at 10 Gbps. We anticipate that networking and telecommunications platforms will eventually migrate to the proposed OC-768 standard, which should provide transmission speeds of 40 Gbps.

      We believe that a new generation of broadband processors that balance aggressive performance requirements with power and die-size constraints is required to meet the needs of current and next generation networks. These processors must be easily programmable to allow new services and features to be upgraded with minimal hassle. We believe that leveraging a standard instruction set architecture such as MIPS® that is well established in the networking market and supported by a large host of third-party tools and software developers is key to enabling customers to quickly and easily develop new products and applications.

     Security Processors and Adapters

      Most corporations today use the Internet for the transmission of data between corporate offices and remote sites, and for a variety of e-commerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications between corporate sites, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs. In addition to VPNs, which use the Internet protocol security, or IPSec protocol, secure socket layer, commonly referred to as SSL, is used to secure sensitive information between users and service providers for e-commerce applications.

Broadcom® Products

      While we focus entirely on broadband solutions, we provide a diverse portfolio of products targeted to a number of different broadband communications markets. Using proprietary technologies and advanced design methodologies, we design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for our target markets. Our proven “system-on-a-chip” design methodology has enabled us to be first to market with advanced chips that are highly integrated and cost-effective, and that facilitate the easy integration of our customers’ intellectual property. Our design methodology leverages industry-standard, state-of-the-art electronic design automation tools, and generally migrates easily to new silicon processes and technology platforms. It also allows for the easy integration of acquired or licensed technology, providing customers with a broad range of silicon options with differentiated networking and performance features.

     Cable and Direct Broadcast Satellite Products

      Our cable product line consists of integrated silicon solutions for cable modems, cable modem termination systems and digital cable-TV set-top boxes. We currently have a leading market position in all three equipment areas, with an extensive product offering for the high-speed, two-way transmission and display of digital information for the delivery of voice, video and data services to residential customers over existing HFC. We offer our customers a complete system level solution that not only includes integrated circuits, but also reference design hardware and a full software suite to support our customers’ needs and accelerate time to market.

      Cable Modems. All of our cable modem chips are built around our QAMLink® DOCSIS-compliant transceiver and media access controller, or MAC, technologies, which enable downstream data rates up to 56 Mbps and upstream data rates up to 30 Mbps and are compliant with DOCSIS versions 1.0 and 1.1 These devices provide real-time DOCSIS component capabilities in silicon, enabling quality of service to support constant bit rate services like VoIP and video streaming.

      The level of integration and performance that we continue to accomplish in these devices is reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission mediums. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Our cable modem technology is being incorporated into personal computers for high-speed Internet access, digital cable-TV set-top boxes for high-speed Internet access through the television, and residential broadband gateways for receiving and distributing IP-based voice and data services in the home over existing phone lines and wireless connections.

      Cable Modem Termination Systems. We have a complete end-to-end DOCSIS 1.0 and 1.1 compliant cable modem silicon solution for both head-end and subscriber locations. Our cable modem termination system chipset consists of downstream and upstream physical layer devices and a DOCSIS MAC. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

      Cable-TV Set-Top Boxes. We have a complete silicon platform for the digital cable-TV set-top box market. These highly integrated chips give manufacturers a complete range of features and capabilities for building standard digital cable-TV boxes for digital video broadcasting, as well as high-end interactive set-top boxes that merge high-speed cable modem functionality with studio-quality graphics, text and video for both standard definition, or SDTV, and high definition, or HDTV, formats.

      Our cable-TV set-top box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems, advanced 2D/3D video-graphics encoders and decoders, and CMOS-based radio frequency television tuners. These cable-TV chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as infrared remotes and keyboards, LED displays and keypads.

      Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability provides consumers with a true interactive environment, allowing them to access Internet content while watching television. With the addition of our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home over the phone line.

      Satellite and HDTV. We have front-end receiver chips for digital broadcast satellite and HDTV set-top boxes. We believe that we are the only company with a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.

      Our PVR products for the cable and satellite markets allow consumers to record two programs simultaneously while watching a pre-recorded program or watch a live program while recording another. In addition, these products allow consumers to pause TV, perform instant replays, and use VCR-like functions such as fast forward, reverse and pause on cable and satellite entertainment networks.

     Enterprise Networking Products

      Our 10/100/1000 Mbps Ethernet transceivers, controllers and switches are integrated, low-power silicon solutions that enable the high-speed transmission of voice, video and data services over the widely deployed Category 5 unshielded twisted-pair copper wiring in enterprise and small office networks. We also offer 10 Gigabit Ethernet transceivers for network infrastructure products. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP services and share peripheral equipment, such as printers and scanners. We also incorporate intelligent networking functionality into our devices, enabling system vendors to deploy enhanced classes of services and applications, typically found only in the core of the network, to every corporate desktop.

      Digital Signal Processing Communication Architecture. Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our Digi-FTM DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second. This proprietary DSP architecture facilitates the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers. It has been successfully implemented in .5, .35, .25, .18 and .13 micron CMOS processes, and implemented in chips with one, four, six and eight ports.

      Ethernet Transceivers. Our 10/100 Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers to single-chip octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 cable at rates of 10 Mbps and 100 Mbps. Our Gigabit transceivers are enabling manufacturers to make equipment that delivers data at Gigabit speeds (1000 Mbps) over Category 5 cabling. We believe this equipment can significantly upgrade the performance of existing networks without the necessity to rewire the network infrastructure with fiber or enhanced copper cabling.

      Our transceivers are driving the market toward lower power, smaller footprint solutions, making it easier and less expensive to build 10/100/1000 Ethernet NICs, switches, hubs and routers, and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features and higher performance capabilities that we believe will make it even easier to bring Gigabit Ethernet to the desktop.

      10 Gigabit Ethernet Transceivers. We have developed a family of 10 Gigabit Ethernet CMOS transceivers. When combined with serial 10 Gigabit optics, these devices can simultaneously transmit and receive at 10 Gbps data rates over 50 kilometers of existing single mode optical fiber. A 10 Gigabit Ethernet link over such distances extends the reach of Ethernet into local, regional and metropolitan fiber optic networks. We believe that significant cost, performance and latency advantages can be realized when the Ethernet protocol and other associated quality of service capabilities are available in these network domains. We anticipate that convergence around 10 Gigabit Ethernet will allow massive data flow from remote storage sites across the country over the MAN and into the corporate LAN, without unnecessary delays, costly buffering for speed mismatches or latency, or breaks in the quality of service protocol.

      Ethernet Switches. We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, Layer 2 eight-port switches to high-end managed, Layer 3 through Layer 7 enterprise class 24-port switches.

      The ROBOswitchTM-plus product family consists of five- and eight-port Layer 2 switch chips supporting five-, eight-, 16- and 24-port 10/100 Ethernet switches. We believe our switch chips are making it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 Ethernet transceivers, media independent interface and packet buffer memory onto single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user.

      Our family of high-end StrataSwitchTM II products consists of wire-speed, multi-layer chips that combine multi-service provisioning capabilities with switching, routing and traffic classification functionality onto single-chip solutions. Replacing as many as 10 chips, our StrataSwitch II family of chips incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. In addition the StrataSwitch II family enables advanced network management capabilities in the switching infrastructure to track different data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications requiring high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP.

      We recently commenced volume production of the first member of our MetroSwitchTM product family, which is targeted at the MAN market. This product integrates 12 Gigabit Ethernet ports and one 10 Gigabit Ethernet port into a single-chip solution.

      Ethernet Controllers. We offer Gigabit Ethernet controllers that support PCI and PCI-X local bus interfaces for use in NICs and in LOM implementations. These devices include an advanced software suite and complement our broad family of Gigabit Ethernet transceiver products.

     Server I/O Products

      ServerWorks Corporation, our wholly-owned subsidiary, offers products that are used to design low-end servers with one or two CPUs and mid-range servers with two to four CPUs as well as storage, workstation and networking platforms. The bandwidth of our SystemI/ O solutions, both from CPU to memory and memory to I/O subsystems such as disk drives or networks, leads the industry. ServerWorksTM products also provide reliability, availability and serviceability features. The current generation of our SystemI/ O products, the HE, LE and the HE-SL, supports Intel Pentium® III processors that run at speeds beyond 1 GHz and provides memory bandwidth of up to 4 gigabytes per second and I/O bandwidth of up to 1 gigabyte per second. In February 2001 we announced our Grand ChampionTM SystemI/O product line that supports Intel’s next generation server CPU and offers memory bandwidth of up to 6.4 gigabytes per second and I/O bandwidth of up to 5 gigabytes per second.

      To date, ServerWorks’ chips are found in servers sold by the major PC server OEMs, such as Compaq, Dell, Hewlett-Packard and IBM and motherboard manufacturers such as Intel, ASUSTeK and Acer. The server market is growing rapidly, and ServerWorks has successfully leveraged its technology over the past year into faster growing markets such as storage and networking through design wins with OEMs such as Network Appliance and Cisco Systems. ServerWorks is also integrating our communications technologies into its product line.

     Home Networking Products

      HomePNA Silicon Solutions. Our home networking technologies are enabling the distribution of digital voice, video and data content over the home phone line. Our home networking technologies are the conduits for sharing IP-based broadband services, such as Internet access and VoIP connections, throughout the home using PCs, entertainment equipment and other intelligent devices. These technologies also enable consumers to stream digital audio and video locally or off the Internet, as well as share printers and other PC-based peripheral equipment.

      Based on the HomePNA 2.0 standard, our initial home networking silicon technology, called iLine32,TM supports data rates up to 32 Mbps, expanding the bandwidth capacity of the phone line by as much as 32 times over the HomePNA 1.0 standard. We accomplish this by using a patented variation of quadrature amplitude modulation called Frequency-Diverse QAM, which enables the high-speed transmission of digital data reliably across degraded home phone lines, overcoming the random topologies and varying noise conditions commonly found in these types of networking environments.

      Our HomePNA 2.0 chipset is targeted at OEMs producing equipment for residential and small office/home office use and is being incorporated into cable, DSL and V.90 modems, personal computers, digital set-top boxes, residential broadband gateways and consumer electronic equipment. This chipset features a highly integrated MAC/PHY communications engine that delivers transmission speeds up to 32 Mbps.

      Residential Broadband Gateways. Leveraging our core technologies in cable modems, DSL, home networking, VoIP and high-speed Internet security, we have developed residential broadband gateway chips. These silicon solutions enable OEMs to build gateway equipment for operators to economically deliver multiple lines of residential broadband services, such as digital IP voice, video and data for telephone, fax and Internet connections, to and throughout the home using a cable or DSL connection and one telephone line.

DSL Products

      We offer a family of DSL chips and chipsets for both central office and customer premises equipment, or CPE, applications. Our DSL technology is enabling local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, video teleconferencing and IP data business services, over existing copper telephone lines.

      For CPE applications, we provide products that address the wide variety of LAN connectivity options, including Ethernet, USB, HomePNA, 802.11 and other standards. These solutions also provide a fully scalable architecture to address emerging value-added services such as in-home voice and video distribution. Wide area network connectivity is provided by integrated DSL physical layer technology using standards-compliant ADSL or VDSL.

      Central office applications are addressed with highly integrated silicon solutions. We believe these solutions will enable equipment vendors of DSL access multiplexers and digital loop carriers to offer a significant increase in the number of DSL-enabled copper twisted pairs that can be supported within their tight heat, power and space constraints. Our central office products address both the ADSL and VDSL markets.

Optical and Metropolitan and Wide Area Networking Products

      Electronic components for optical communications are a natural extension of our large portfolio of high-speed LAN chips, one that will allow us to provide end-to-end silicon solutions across the WAN, MAN and LAN that increase the performance, intelligence and cost-effectiveness of broadband communications networks. These chips are enabling a new class of high-speed optical communications equipment that can support more network traffic in a much smaller form factor, decreasing the cost and space restraints facing companies as bandwidth demands increase in corporate network backbones, MANs and WANs.

      We offer a portfolio of CMOS OC-48 and OC-192 transceiver and framer chips for Synchronous Optical Networks, or SONET, and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10 Gigabit Ethernet applications. Our CMOS-based solutions provide substantially higher levels of integration and lower power than competitive Gallium Arsenide, Bipolar or Silicon Germanium solutions. The unique implementation of these high-speed transceivers in standard CMOS processes results in low power and low cost-per-port, allowing higher port count DWDM systems, lower power and smaller-sized optical modules, as well as the integration of a 10 Gigabit transceiver, 10 Gigabit data framer and packet processing functions into a single chip. Our DWDM Transport Processor exemplifies the benefits of integration by combining an OC-192 transceiver, forward error correction, performance monitoring logic and G.709 digital wrapper into a single CMOS chip solution. This device occupies less than one half the space and consumes one-third the power of non-integrated solutions.

Wireless Products

      Through internal engineering efforts and acquisitions, we continue to develop silicon solutions for wireless networking, fixed and short-range wireless and terrestrial digital broadcast markets.

      Wireless Networking. We currently offer products that allow PCs and other devices to connect to wireless enterprise or home networks utilizing 802.11b technology. This technology allows for wireless connections at speeds of up to 11 Mbps that can span distances of up to 100 meters. We also offer Bluetooth products that allow for personal area networking at speeds of up to 721 Kbps to cover distances of 30 feet. Our solutions in these areas offer the industry’s highest levels of performance and integration with designs in standard CMOS, allowing them to be the highly reliable while dramatically lowering manufacturing costs.

      Fixed-Wireless Communications. We currently have a strategic relationship with Cisco Systems to develop fixed-wireless chips for high-speed Internet services for voice, video and data. The development objective is a fully custom CMOS single-chip wireless modem application specific integrated circuit containing both a MAC layer and an advanced wireless physical layer based on vector orthogonal frequency division multiplexing, a new radio frequency technology supported by Broadcom,

Cisco and nine other industry leaders. We plan to make this chip available on the open market, and anticipate the chip will provide multiple equipment vendors a robust, cost-effective broadband fixed wireless solution that minimizes the line-of-sight limitations and installation problems faced by other proposed broadband fixed wireless technologies.

Carrier Access Products

      Communications Processors. We have the semiconductor technology, software and development tools to develop core-processing engines for gateway and access devices that connect the traditional public-switched-telephone network to packet-based networks such as the Internet. This innovative communications processor technology will enable Internet service providers, Internet telephony service providers, competitive and incumbent local exchange carriers and inter-exchange carriers to deliver voice and data services simultaneously over a unified data network with the highest density voice channel in the industry.

      The cornerstone of our carrier access technology is CALISTOTM, a single-chip communications processor for carrier-class voice gateways and access concentrators. This advanced architecture provides increased signal processing throughput in a more efficient silicon implementation. CALISTO provides over 3.3 GMACs of signal processing horsepower and 1.4 megabytes of high-speed memory, which supports up to 240 packet telephony channels on a single chip. This chip replaces up to 10 traditional DSP discrete components with a power consumption of less than 10 milliwatts per channel.

      VoIP Software. We are developing advanced embedded DSP technology for VoIP applications in both the residential and business markets. VoIP refers to the transmission of telephony – voice, data, analog modems and signaling – over a packet-based network. The delivery of voice, fax and analog data over LANs and WANs with inherently unpredictable routings requires complex DSP technology to preserve voice fidelity, fax reliability and telephone quality of service. Our VoIP DSP software provides voice, fax relay, data relay and telephony signaling for VoIP in gateways, cable modems, DSL modems, remote access servers, LAN PBXs and Internet appliances. Our VoIP software operates on programmable DSPs in conjunction with our cable, home networking, LAN, DSL and carrier access chips, and we anticipate will eventually be embedded into our advanced silicon devices.

      IP Phone Solutions. Our IP phone silicon solutions integrate the essential packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications.

Broadband Processors

      Leveraging our expertise in high-performance, low-power very large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next-generation networks. Our SiByteTM family of processors delivers four key ingredients essential for today’s embedded broadband network processors: very high performance, low power, high integration of network-centric functions, and programmability based on an industry standard instruction set architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS 64-bit superscalar CPU capable of operating at frequencies up to one GHz. All SiByte processors are based on the industry-standard MIPS64TM architecture, and we anticipate these processors will enable equipment vendors to immediately leverage the large installed base of tools and software available for the MIPS architecture, thereby shortening development time.

      These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing. They also enable complex decisions such as routing and load balancing to be performed at wire speed, at line rates between OC-3, which transmits data at 100 Mbps, and OC-48, which transmits data at 2.5 Gbps.

Security Processors and Adapters

      Our family of CryptoNetXTM high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 4000 SSL transactions per second. Our security processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to multi-Gbps. This architecture is being deployed across all our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

Reference Platforms

      We also develop and license reference platforms designed around our integrated circuit products that represent application examples for incorporation into our customers’ equipment. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs through final production releases. These reference platforms enhance the customer’s confidence that our products will meet their market requirements and product introduction schedules.

Customers and Strategic Relationships

      We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

      Customers currently shipping broadband communications equipment incorporating our products include Ambit, Askey, Cisco Systems, Compaq, Dell, Echostar, Ericsson, Fujitsu, Gateway, Hewlett-Packard, IBM, Motorola, Nortel Networks, Pace, Pioneer, Samsung, Scientific-Atlanta, Thomson CE and 3Com, among others. To meet the current and future technical needs in our target markets, we have established strategic relationships with multi-service operators that provide broadband communications services to consumers and businesses.

      As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument, now a wholly-owned subsidiary of Motorola, which provided that we would develop and supply chips for General Instrument’s digital cable set-top boxes. In November 2000 we modified that agreement to amend General Instrument’s minimum purchase requirements and also entered into a new supply agreement with General Instrument covering our sale of cable modem chips. In January 2002 we modified the new supply agreement to add minimum purchase requirements of chips for digital set-top boxes.

      From time to time, we have entered into development agreements with Cisco Systems, Nortel Networks, Sony, 3Com and others. We have worked closely with these customers to co-develop products.

      A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to Motorola, including sales to its manufacturing subcontractors, represented approximately 18.2% of our net revenue in 2001 and approximately 23.2% of our net revenue in 2000. Sales to 3Com, including sales to its manufacturing subcontractors, represented approximately 15.1% of our net revenue in 2000. Sales to Cisco, including sales to its manufacturing subcontractors, represented approximately 14.1% of our net revenue in 2000. Sales to our five largest customers decreased to approximately 49.3% of our net revenue in 2001 from approximately 61.8% of our net revenue in 2000. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2002 and in the foreseeable future. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products. The loss of any key customer could materially and adversely affect our business, financial condition and results of operations.

Core Technologies

      We believe that one of our key competitive advantages is our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on five primary technology foundations:

•	proprietary communications systems algorithms and protocols;

•	advanced DSP hardware architectures;

•	silicon compiler design methodologies and advanced cell library development for both standard cell and full-custom integrated circuit design;

•	high-performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes; and

•	high-performance custom microprocessor architecture and circuit design.

Research and Development

      We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of February 28, 2002 a majority of our 1,973 research and development employees had advanced degrees. Our work force includes approximately 226 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. The transmission solutions for many of our target markets benefit from the same underlying core technologies, which enables us to leverage our ability to address various broadband communications markets with a relatively focused investment in research and development.

      We believe that the achievement of higher levels of integration and the introduction of new products in our target markets is essential to our growth. As a result, we plan to continue to increase research and development staffing levels in 2002. In addition to our design facilities in Irvine, California, we have established additional design centers in Tempe, Arizona; Los Angeles County, Pleasanton, San Diego and Santa Clara County, California; Duluth, Georgia; Dallas, Texas; Seattle, Washington; Bunnik, the Netherlands; and Singapore. As a result of acquisitions, we also undertake software design and development in Canada and design and development activities in Belgium, India, Israel, Taiwan and the United Kingdom. We anticipate establishing additional design centers in the United States and other countries in the future.

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

      Our operations and quality engineering team closely manages the interface between manufacturing and design engineering. While our design methodology typically creates smaller than average die for a given function, it also generates full-custom integrated circuit designs. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to that of a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-progress control, making the manufacturing subcontracting process transparent to our customers.

      We depend on five independent foundry subcontractors to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore and NEC Corporation in Japan. Any inability of one of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

      Our products are currently fabricated with .5 micron, triple layer metal; .35 micron, quad layer metal; ..22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, five and six layer metal, feature sizes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller geometry process technologies. Our experience to date with the migration of products to smaller processes geometries has been favorable, but we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

     Assembly and Test

      Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our four key subcontractors: ASAT Ltd. in Hong Kong, ST Assembly Test Services in Singapore, Amkor

Technology in the Philippines and South Korea, and Siliconware Precision in Taiwan. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage or destruction to its facilities, or in the event of any other disruption of assembly and testing capacity.

     Quality Assurance

      Manufacturers of broadband communications equipment demand high quality and reliable semiconductors for incorporation into their products. We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. In addition, we subject our designs to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process.

      We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed cost basis, any improvement in yields can reduce our cost per chip.

      As part of our total quality program, we received ISO 9002 certification, a comprehensive International Standards Organization specified quality system, for our Singapore facility. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

     Product Distribution

      Historically we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility puts us closer to our suppliers and many key customers and improves our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international customers as well as the manufacturing subcontractors for many of our U.S. customers. As a result of our acquisition of ServerWorks, we also ship products from a Los Angeles distribution facility.

Sales and Marketing

      Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by providing superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturer’s representatives. The majority of our sales occur through our direct sales force, which is based out of offices located in California, Florida, Georgia, Illinois, Maine, Massachusetts, New York, North Carolina and Texas. We have engaged independent distributors, Arrow Electronics and Insight Electronics, to service the North American and South American markets.

      We dedicate sales managers to principal customers to promote close cooperation and communication. We also provide our customers with reference platform designs for most products. We believe this enables our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance our customers’ confidence that our products will meet their market requirements and product introduction schedules.

      We market and sell our products internationally through regional offices located in Canada, France, Germany, Japan, the Netherlands, Singapore, Sweden and the United Kingdom, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars.

Backlog

      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Competition

      Broadband communications markets and the semiconductor industry are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers to our target markets include:

•	product quality;

•	product capabilities;

•	level of integration;

•	reliability;

•	price;

•	time-to-market;

•	standards compliance;

•	system cost;

•	intellectual property;

•	customer support; and

•	reputation.

We believe that we compete favorably with respect to each of these factors.

      We compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target broadband communications markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies in the future that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Intellectual Property

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We have received 79 United States patents and have filed over 800 additional United States patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. In addition, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful. Moreover, we are currently engaged in litigation and may need to engage in additional litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. (The current litigation is discussed in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report.) Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

Employees

      As of February 28, 2002 we had 2,728 full-time employees and 96 contract and temporary employees, including 1,973 employees engaged in research and development, 344 engaged in sales and marketing, 190 engaged in manufacturing operations and 317 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 2.     Properties

      We lease buildings in Irvine, California that comprise our corporate headquarters and include administration, sales and marketing, research and development, and operations functions. We also lease engineering design centers in Tempe, Arizona; Los Angeles County, Pleasanton, San Diego and Santa Clara County, California; Duluth, Georgia; Dallas, Texas; and Seattle, Washington.

      Internationally, we lease a distribution center that includes engineering design facilities in Singapore. We also lease engineering design centers in Belgium, Canada, India, Israel, the Netherlands, Taiwan and the United Kingdom.

      In addition, we lease various sales and marketing facilities in the United States and several other countries.

      The foregoing leases comprise an aggregate of 1.4 million square feet. Our principal facilities have lease terms expiring between 2005 and 2012. We believe that our current facilities, together with planned expansions, will be adequate for at least the next 12 months.

      For additional information regarding our obligations under property leases, see Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report.

Item 3.     Legal Proceedings

      The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report, is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock is traded on the Nasdaq National Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock on the Nasdaq National Market, adjusted to reflect our 2-for-1 stock split effective February 11, 2000:

	High	Low

Year Ended December 31, 2000
First Quarter	$253.00	$110.88
Second Quarter	235.75	113.00
Third Quarter	274.75	203.50
Fourth Quarter	256.19	74.75
Year Ended December 31, 2001
First Quarter	$139.50	$27.09
Second Quarter	49.65	20.88
Third Quarter	48.94	18.70
Fourth Quarter	52.33	18.40
Year Ending December 31, 2002
First Quarter (through March 11, 2002)	$53.35	$30.10

      As of March 11, 2002 there were approximately 2,861 record holders of our Class A common stock and approximately 669 record holders of our Class B common stock. On March 11, 2002 the last reported sale price of the Class A common stock on the Nasdaq National Market was $43.95 per share.

      Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

Dividend Policy

      We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenue	$961,821	$1,096,160	$521,225	$216,729	$42,341
Cost of revenue	557,733	484,219	211,991	91,403	15,563

Gross profit	404,088	611,941	309,234	125,326	26,778
Operating expense:
Research and development	446,648	250,676	119,300	54,285	22,776
Selling, general and administrative	155,448	103,305	61,475	33,595	11,871
Stock-based compensation	484,039	115,307	3,560	1,786	61
Amortization of goodwill	753,042	136,984	—	—	—
Amortization of purchased intangible assets	27,192	1,255	—	—	—
Impairment of goodwill	1,181,649	—	—	—	—
In-process research and development	109,710	713,050	—	—	—
Restructuring costs	34,281	—	—	—	—
Litigation settlement costs	3,000	—	17,036	—	—
Merger-related costs	—	4,745	15,210	—	—

Income (loss) from operations	(2,790,921)	(713,381)	92,653	35,660	(7,930)
Interest income, net	23,019	24,299	8,388	4,101	107
Other income (expense), net	(30,875)	(2,693)	260	79	—

Income (loss) before income taxes	(2,798,777)	(691,775)	101,301	39,840	(7,823)
Provision (benefit) for income taxes	(56,729)	(3,953)	28,830	18,451	(852)

Net income (loss)	$(2,742,048)	$(687,822)	$72,471	$21,389	$(6,971)

Basic earnings (loss) per share(1)	$(10.79)	$(3.13)	$.36	$.13	$(.06)

Diluted earnings (loss) per share(1)	$(10.79)	$(3.13)	$.31	$.10	$(.06)

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$403,758	$523,904	$180,816	$77,555	$34,512
Working capital	261,849	673,092	310,625	136,341	35,349
Goodwill and purchased intangible assets, net	2,338,740	3,260,464	—	—	—
Total assets	3,623,298	4,677,822	609,753	271,147	63,708
Long-term debt, including current portion	118,046	23,649	4,862	12,784	4,743
Convertible preferred stock	—	—	—	—	28,617
Total shareholders’ equity	3,207,410	4,475,260	516,872	224,424	45,872

(1)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report, for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2001, which have been restated to include the operations of acquisitions accounted for using the pooling-of-interests method of accounting as if they had been combined with Broadcom prior to the beginning of each period presented. In addition, the consolidated financial statements include the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

      You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included in Part IV, Item 14 of this Report, and the “Risk Factors” section at the end of this Item 7, before deciding to invest in our company or to maintain or increase your investment. In this Report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

Overview

      We are the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, we design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; VoIP; carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; DSL; wireless communications; SystemI/O server solutions; and broadband network processors. From Broadcom’s inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has increased predominantly through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that future development revenue will constitute a small percentage of our total revenue. We also generate a small percentage of our product revenue from the licensing of software and the provision of software support services and from licenses of system-level reference designs.

      The percentage of our net revenue derived from independent customers located outside of the United States was approximately 23.3% in 2001, 20.3% in 2000 and 17.2% in 1999. All of our revenue to date has been denominated in U.S. dollars. See Note 12 of Notes to Consolidated Financial Statements.

      From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue. Sales to Motorola, including sales to its manufacturing subcontractors, represented approximately 18.2% of our net revenue in 2001, 23.2% of our net revenue in 2000 and 30.3% of our net revenue in 1999. Sales to 3Com, including sales to its manufacturing subcontractors, represented approximately 15.1% of our net revenue in 2000 and 18.0% of our net revenue in 1999. Sales to Cisco, including sales to its manufacturing subcontractors, represented approximately 14.1% of our net revenue in 2000 and 10.6% of our net revenue in 1999. Sales to our five largest customers (which customers have varied from year to year), including sales to their respective manufacturing subcontractors, represented approximately 49.3% of our net revenue in 2001, 61.8% of our net revenue in 2000 and 66.6% of our net revenue in 1999. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2002 and for the foreseeable future.

      Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix;

•	the position of our products in their respective life cycles;

•	competitive pricing strategies;

•	manufacturing cost efficiencies and inefficiencies;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	the fair value of performance-based warrants earned by certain customers; and

•	the mix of product revenue and development revenue.

For example, newly-introduced products generally have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and results of operations may continue to fluctuate as a result of these and other factors.

      The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the recent significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays between incurring expenses for research and development and selling, general and administrative efforts, and investments in inventory, and the generation of corresponding revenue, if any. Furthermore, during 2002 and thereafter, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

      A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make additional acquisitions in the future.

      During 2001 and 2000 we completed 12 acquisitions that were accounted for using the purchase method of accounting, for aggregate equity consideration of $6.175 billion. In 2001 these acquisitions included Visiontech Ltd., a supplier of digital video/ audio MPEG-2 compression and decompression chips; ServerWorks Corporation, a supplier of high-performance system input/ output integrated circuits for servers, workstations and storage platforms; KimaLink, a developer of integrated circuits for wireless data communications; and PortaTec Corporation, a developer of integrated solutions for smart mobile devices. In 2000 these acquisitions included Innovent Systems, Inc., a developer of radio frequency integrated circuits for wireless data communications; Puyallup Integrated Circuit Company, Inc., a provider of integrated circuit design services; Altima Communications, Inc., a supplier of networking integrated circuits for the small-to-medium sized business networking market; NewPort Communications, Inc., a supplier of mixed-signal integrated circuits for the high-speed communications infrastructure market; Silicon Spice Inc., a developer of communications processors and other technology for high-density voice, fax and data packet transmission over wide area networks; Element 14, Inc., a developer of high-port density, low-power digital subscriber line chipsets, software and communications processor technology; Allayer Communications, a developer of high-performance enterprise and optical networking communications chips; and SiByte, Inc., a developer of high-performance microprocessor solutions for broadband networking. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

      In addition, during 2000 and 1999 we completed nine acquisitions that were accounted for using the pooling-of-interests method of accounting. In 2000 these acquisitions included Digital Furnace Corporation, a developer of communications algorithms and software that increase the capacity of existing broadband networks for interactive services; BlueSteel Networks, Inc., a developer of high-performance Internet security processors for e-commerce and VPN applications; Stellar Semiconductor, Inc., a developer of 3D graphics technology; and Pivotal Technologies Corporation, a developer of high-performance communications links for both wired and wireless environments. In 1999 these acquisitions included Maverick Networks, a developer of highly integrated silicon solutions for multi-layer switching equipment in enterprise networks; Epigram, Inc., a developer of advanced semiconductor products for high-speed home networking; Armedia, Inc., a developer of high performance digital video decoders; HotHaus Technologies Inc., a provider of OpenVoIP™ embedded communications software that enables transmission of digital voice, fax and data packets over data networks, including the Internet; and AltoCom, Inc., a provider of complete software data/ fax modem implementations for general purpose embedded processors, PC CPUs and digital signal processors. Because each of these acquisitions was accounted for as a pooling-of-interests transaction, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the operations of these nine companies as if they had been combined with our company at the beginning of the first period presented. Included in restated net revenue and net loss for 2000 were revenue and net losses, aggregating $0.3 million and $8.8 million, respectively, from the four pooling-of-interests transactions completed in that year and incurred prior to the respective closings of those transactions. Included in restated net revenue and net income for 1999 were revenue and net losses, aggregating $11.3 million and $19.6 million, respectively, incurred prior to the respective closings of the nine pooling-of-interests transactions.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts and useful lives assigned to intangible assets impact future amortization; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and discounted expected future cash flows using a discount rate based upon our weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value and write down investments to their fair value when an other-than- temporary decline has occurred based on the specific identification method. We generally believe an other-than-

temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of our non-publicly traded securities, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value and which could require an impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

Results of Operations

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2001	2000	1999

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	58.0	44.2	40.7

Gross profit	42.0	55.8	59.3
Operating expense:
Research and development	46.4	22.9	22.9
Selling, general and administrative	16.2	9.4	11.8
Stock-based compensation	50.3	10.5	0.6
Amortization of goodwill	78.3	12.5	—
Amortization of purchased intangible assets	2.8	0.1	—
Impairment of goodwill	122.9	—	—
In-process research and development	11.4	65.1	—
Restructuring costs	3.6	—	—
Litigation settlement costs	0.3	—	3.3
Merger-related costs	—	0.4	2.9

Income (loss) from operations	(290.2)	(65.1)	17.8
Interest income, net	2.4	2.2	1.6
Other income (expense), net	(3.2)	(0.2)	—

Income (loss) before income taxes	(291.0)	(63.1)	19.4
Provision (benefit) for income taxes	(5.9)	(0.4)	5.5

Net income (loss)	(285.1)%	(62.7)%	13.9%

     Years Ended December 31, 2001 and 2000

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from licenses of software and the provision of software support services and development revenue generated under development contracts with our customers. Net revenue is revenue less provisions for returns and allowances and the fair value of performance-based warrants earned by certain customers. Net revenue for 2001 was $961.8 million, a decrease of $134.3 million or 12.3% as compared with net revenue of $1.096 billion in 2000. Net revenue was reduced by $25.5 million and $38.6 million in 2001 and 2000, respectively, to account for the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions.

      The decline in net revenue for 2001 as compared to 2000 resulted primarily from a decrease in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems, as our customers faced slower demand for their products and continued to work through their inventory issues, offset in part by shipments of SystemI/ O server products. Due to the significant economic slowdown in the technology sector and semiconductor industry in 2001, we experienced a significant slowdown in customer orders, as well as an increase in the number of order cancellations and reschedulings of backlog. We experienced modest revenue growth in the third and fourth quarters of 2001 and expect that modest growth to continue in the first quarter of 2002.

      Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for 2001 was $404.1 million or 42.0% of net revenue, a decrease of $207.9 million or 34.0% from gross profit of $611.9 million or 55.8% of net revenue in 2000.

      The decrease in gross profit was mainly attributable to the decrease in the volume of semiconductor product shipments as well as non-cash acquisition-related charges, including amortization of purchased intangible assets and stock-based compensation expense. This decrease was offset in part by cost reductions in 2001. The decrease in gross profit as a percentage of net revenue for 2001 compared with 2000 was primarily a result of the non-cash acquisition-related charges and, to a lesser extent, decreased absorption of manufacturing overhead due to lower production volumes and shifts in our product mix. Approximately $15.9 million and $4.6 million of stock-based compensation expense were included in cost of revenue in 2001 and 2000, respectively. Approximately $51.7 million and $2.3 million of amortization of purchased intangible assets were included in cost of revenue in 2001 and 2000, respectively. At December 31, 2001 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $62.9 million, of which $52.6 million is expected to be amortized in 2002 and $10.3 million is expected to be amortized in 2003. See Notes 1, 2 and 3 of Notes to Consolidated Financial Statements.

      We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit is likely to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and the possible future introduction of certain lower margin products.

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, and facilities expenses. Research and development expense for 2001 was $446.6 million or 46.4% of net revenue, an increase of $196.0 million or 78.2% as compared with research and development expense of $250.7 million or 22.9% of net revenue in 2000. This increase was primarily due to the addition of personnel through acquisitions and internal hiring, investment in design tools for the development of new products and the enhancement of existing products, and the cost of additional facilities required to support the increase in headcount. Research and development expense in the near term is expected to be slightly higher in absolute dollars than the 2001 levels. Due to the significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of research and development expense thereafter. However, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional and legal fees, trade show expenses and facilities expenses. Selling, general and administrative expense for 2001 was $155.4 million or 16.2% of net revenue, an increase of $52.1 million or 50.5% as compared with selling, general and administrative expense of $103.3 million or 9.4% of net revenue in 2000. This increase reflected higher personnel-related costs resulting from the addition of sales and marketing, senior management and administrative personnel through acquisitions and internal hiring as well as increased facilities expenses and legal fees. Selling, general and administrative expense in the near term is expected to be slightly higher in absolute dollars than the 2001 levels. Due to the significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the trend of selling, general and administrative expense thereafter. However, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

      Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. We recorded approximately $377.9 million of deferred compensation in 2001 and $1.242 billion of deferred compensation in 2000, primarily in connection with stock options assumed in our acquisitions. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is met. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Approximately $84.6 million and $6.2 million of deferred compensation was eliminated due to employee terminations during 2001 and 2000, respectively.

      Stock-based compensation expense for 2001 was $484.0 million or 50.3% of net revenue, an increase of $368.7 million or 319.8% as compared with stock-based compensation expense of $115.3 million or 10.5% of net revenue in 2000. Approximately $15.9 million and $4.6 million of additional stock-based compensation expense was classified as cost of revenue in 2001 and 2000, respectively. Approximately $11.1 million of additional stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees was classified as restructuring costs for 2001. Approximately $0.3 million of additional stock-based compensation expense was classified as merger-related costs for 2000.

      The significant increase in stock-based compensation expense for 2001 relates primarily to stock options assumed in the four purchase transactions completed during 2001 as well as the full year impact of the eight purchase transactions completed during 2000, all of which were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). We expect to record additional stock-based compensation expense in future periods as a result of the continued amortization of deferred compensation related to these purchase transactions.

      In connection with our acquisition of ServerWorks in 2001 and our acquisitions of Allayer and SiByte in 2000, we agreed to increase the aggregate equity consideration for each acquisition if certain future internal performance goals were later achieved. Such additional consideration, if earned, will be paid in the form of additional shares of our Class A common stock. Any additional consideration paid that is allocated to deferred compensation will be amortized over the remaining vesting periods of the underlying options and restricted stock assumed in the acquisitions. In addition, outstanding options assumed in these transactions are subject to variable accounting and are revalued quarterly over their applicable vesting periods until all performance goals are satisfied or until the options are exercised, forfeited, cancelled or expire. We recorded an additional $24.8 million of deferred compensation during 2001 when certain Allayer, SiByte and ServerWorks performance goals were met. Approximately $5.0 million of this amount was expensed immediately.

      At December 31, 2001, 6,466,831 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of SiByte and ServerWorks are met. If the remaining internal performance goals had been met at December 31, 2001, additional consideration of approximately $264.3 million, based on the closing price of our Class A common stock on December 31, 2001, would have been recorded and allocated between goodwill and deferred compensation. The amount of actual additional consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are satisfied.

      We recorded approximately $35.0 million in stock-based compensation expense in 2001 related to stock options subject to variable accounting, using the fair market value of $40.87 per share based on the closing price of our Class A common stock on December 31, 2001, in accordance with FIN 44 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. These charges have been and in the future will be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At December 31, 2001 there were 3,379,974 shares subject to variable accounting, of which 751,400 were vested and 2,628,574 were unvested. These shares have a weighted average per share exercise price of $8.68 and an average life of approximately three years. See Notes 1, 3 and 9 of Notes to Consolidated Financial Statements.

      Amortization of Goodwill and Purchased Intangible Assets. In connection with the four purchase transactions completed during 2001 and contingent consideration earned from previous acquisitions, we recorded approximately $962.6 million of additional goodwill and $129.3 million of purchased intangible assets in 2001. For the eight purchase transactions completed during 2000, we recorded approximately $3.351 billion of goodwill and $50.3 million of purchased intangible assets in 2000.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets acquired include completed technology, customer relationships and assembled workforce. We obtained independent appraisals or performed internal appraisals of the fair value of the tangible and intangible assets acquired to allocate the purchase prices. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally two to five years. The amortization of goodwill and purchased intangible assets for 2001 was $780.2 million or 81.1% of net revenue, an increase of $642.0 million or 464.4% as compared with $138.2 million or 12.6% of net revenue in 2000. In addition, approximately $51.7 million and $2.3 million of amortization of purchased intangible assets has been classified as cost of revenue for 2001 and 2000, respectively. At December 31, 2001 the unamortized balance of purchased intangible assets that will be amortized in the future was $22.1 million, of which the majority is expected to be amortized to expense in 2002. See Notes 1, 2 and 3 of Notes to Consolidated Financial Statements.

      In connection with our acquisitions of Allayer, SiByte and ServerWorks, we recorded $180.3 million of additional goodwill during 2001 when certain internal performance goals were met. We expect to record additional consideration in the future when and if any of the remaining internal performance goals are met. Any additional consideration paid will be allocated between goodwill and deferred compensation.

      In June 2001 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 is immediately applicable to any acquisitions made after June 30, 2001.

      We will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of 2002. As of December 31, 2001 the unamortized balance of goodwill and other intangible assets was $2.254 billion. This balance includes assembled workforce, which will be reclassified to goodwill on January 1, 2002 in accordance with SFAS 142. Application of the non-amortization provisions of SFAS 142 is estimated to result in a decrease in amortization of goodwill of approximately $581.1 million per year (or $2.29 per share based on weighted average shares outstanding for the year ended December 31, 2001). We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules as of January 1, 2002. We have not yet determined the effect that these tests will have on our results of operations and financial position.

      Impairment of Goodwill. During 2001 we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS 121”), due to the recent significant economic slowdown and the reduction in near-term demand in the technology sector and the semiconductor industry. As a result of the assessment, we concluded that the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, we recorded a charge of $1.182 billion to write down the value of goodwill associated with certain of our purchase transactions. See Notes 1 and 10 of Notes to Consolidated Financial Statements.

      In-Process Research and Development. IPR&D totaled $109.7 million for the four purchase transactions completed in 2001, as compared to $713.1 million for the eight purchase transactions completed in 2000. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

      The fair value of IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenue and costs, taking into account product life cycles, market penetration and growth rates.

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

      As of the closing date of each purchase transaction, development projects were in process. Although the costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or financial condition, the development of these technologies remains a significant risk due to the remaining effort required to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material and adverse impact on our business and operating results.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for our significant purchase transactions completed in 2001 and 2000:

		Weighted
		Average	Average	Estimated	Risk
		Estimated	Estimated	Cost to	Adjusted
Purchase		Percent	Time to	Complete	Discount	IPR&D
Transaction	Development Projects	Complete	Complete	(In millions)	Rate	(In millions)

2001 Acquisitions
Visiontech	Video compression integrated circuits	60%	1 year	$5.2	30- 35%	$30.4
ServerWorks	High-performance SystemI/O integrated circuits for servers	45%	1.5 years	21.2	29- 34%	79.3
2000 Acquisitions
Innovent	RF integrated circuits for wireless	43%	1.5 years	$6.9	30-35%	$41.7
Altima	Ethernet physical layer transceivers	47%	1 year	2.9	30- 35%	4.0
NewPort	Integrated circuits for optical communications equipment	70%	1 year	3.7	30- 35%	198.5
Silicon Spice	Communications processors	84%	1 year	10.0	30%	219.3
Element 14.	Integrated circuits used in DSL	49%	1 year	13.2	40-45%	64.6
Allayer	Integrated circuits for wide area and Ethernet switching applications	43%	1.5 years	5.0	31- 36%	11.6
SiByte	Network processors	42%	1.5 years	31.4	30-35%	173.4

      We completed all of the Visiontech development projects as expected in 2001.

      ServerWorks is expected to complete two development projects during the first six months of 2002. One additional project is expected to be completed during 2003. The current weighted average percent complete for these projects is approximately 72%, and we estimate the cost to complete these projects will be approximately $7.8 million.

      We completed all five of the Innovent development projects by the end of 2001. An additional $16.9 million over the previous estimate was required to complete these projects.

      We completed three development projects of Altima as expected during 2001. We reallocated the resources on the remaining project to focus on next-generation semiconductor products that we believe are better aligned with future demand.

      We completed all eight of the NewPort development projects as expected during 2001. An additional $4.7 million over the previous estimate was required to complete these projects.

      We completed the Silicon Spice development project as expected in 2001.

      We completed one of the Element 14 development projects during 2001. One additional project is expected to be completed during 2003. We estimate the cost to complete this project will be approximately $6.0 million.

      We completed one of the Allayer projects as expected during 2001. We reallocated the resources on the two remaining projects to focus on next-generation semiconductor products that we believe are better aligned with future demand.

      We currently expect to complete one of the SiByte development projects during 2002 and another project in 2003. The current weighted average percent complete for both projects is approximately 61%, and we estimate the cost to complete these projects will be approximately $14.7 million.

      Except as noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Shipment volumes of products from the acquired technologies are not material to our overall financial results at the present time. It is difficult to determine the accuracy of overall revenue projections early in the technology life cycle. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may potentially result in impairment of goodwill and other long-lived assets.

      Restructuring Costs. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the then current challenging economic climate. This restructuring plan has resulted and will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. For 2001 we recorded restructuring costs totaling $34.3 million, which were classified as operating expense in the consolidated statements of operations. We anticipate recording further restructuring costs in 2002 as we continue to implement this plan.

      Through December 31, 2001 the restructuring plan had resulted in termination of the employment of approximately 160 employees across all business functions and geographic regions. We recorded workforce reduction charges of approximately $16.1 million related to severance and fringe benefits. Included in this amount is approximately $11.1 million of stock-based compensation expense resulting from an extension of the exercise period for vested stock options of the terminated employees. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by us.

      Through December 31, 2001 we recorded charges of approximately $18.2 million for the consolidation of excess facilities. The charges related primarily to lease terminations and non-cancelable lease costs.

      We cannot assure that our restructuring program will achieve all of the expense reductions and other benefits we anticipate. In addition, anticipated savings from reduced headcount or facility consolidations have been and may in the future be mitigated by subsequent increases to headcount and subsequent facilities additions related to our operating requirements.

      Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred in 2001. No comparable litigation settlement costs were incurred in 2000.

      Merger-Related Costs. In connection with the pooling-of-interests transactions in 2000, merger-related costs of approximately $4.7 million were incurred. No merger-related costs were incurred in 2001 as there were no business combinations accounted for as poolings of interests. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, incurred in acquisitions as well as certain restructuring costs related to the disposition of duplicative facilities and assets and the write down of unutilized assets.

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and investment balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for 2001 was $23.0 million as compared with $24.3 million in 2000. The decrease for 2001 was the result of interest expense incurred on debt assumed from our ServerWorks acquisition and an overall decline in interest rates on our investments, partially offset by increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

      Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. For 2001, other expense, net, was $30.9 million as compared with $2.7 million in 2000. During 2001 we recorded a loss of approximately $32.7 million representing an other-than-temporary decline in the value of our strategic investments.

      Provision for Income Taxes. We recorded income tax benefits of approximately $56.7 million in 2001 and $4.0 million in 2000, which resulted in effective tax rates of approximately 2.0% for 2001 and 0.6% for 2000. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2001 and 2000 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, impairment of goodwill and other acquisition-related expenses from the 12 purchase transactions completed during 2001 and 2000, as well as the effects of certain 2001 losses recorded without tax benefit. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). See Note 5 of Notes to Consolidated Financial Statements.

      At December 31, 2001 and 2000 we provided valuation allowances against deferred tax assets in the amounts of approximately $375.1 million and $6.9 million, respectively, resulting in an increase in the valuation allowance in 2001 of approximately $368.2 million. Approximately $215.2 million of the 2001 change in the valuation allowance was recorded as income tax expense. The remainder of the 2001 change was recorded primarily against shareholders’ equity as it relates primarily to the deferral of certain 2001 tax benefits from employee stock option exercises, which benefits, if and when recognized, will be recorded directly to shareholders’ equity. There is no valuation allowance provided against the remainder of our deferred tax assets, as we believe it is more likely than not that these assets will be realized. The primary bases for this conclusion are the expectation of future income from our ordinary and recurring operations and tax planning strategies, which rely on our continuing ability to realize value from our intellectual property portfolio.

      The Internal Revenue Service is examining our federal income tax returns for the years ended December 31, 1998 and 1999. Management believes that the results of these examinations will not have a material impact on our financial condition and results of operations.

     Years Ended December 31, 2000 and 1999

      Net Revenue. Net revenue for 2000 was $1.096 billion, an increase of $574.9 million or 110.3% as compared with net revenue of $521.2 million in 1999. Net revenue for 2000 was reduced by $38.6 million, which represents the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. The growth in net revenue resulted mainly from increases in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems.

      Gross Profit. Gross profit for 2000 was $611.9 million or 55.8% of net revenue, an increase of $302.7 million or 97.9% from gross profit of $309.2 million or 59.3% of net revenue in 1999. The increase in gross profit was mainly attributable to the significant increase in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of net revenue was largely driven by volume-pricing agreements and competitive pricing strategies on certain high volume products. Included in cost of revenue were approximately $4.6 million and $0.1 million of stock-based compensation expense in 2000 and 1999, respectively, and approximately $2.3 million of amortization of purchased intangible assets in 2000.

      Research and Development Expense. Research and development expense for 2000 was $250.7 million or 22.9% of net revenue, an increase of $131.4 million or 110.1% as compared with research and development expense of $119.3 million or 22.9% of net revenue in 1999. The increase in absolute dollars was primarily due to the addition of personnel and the investment in design tools for the development of new products and the enhancement of existing products.

      Selling, General and Administrative Expense. Selling, general and administrative expense for 2000 was $103.3 million or 9.4% of net revenue, an increase of $41.8 million or 68.0% as compared with selling, general and administrative expense of $61.5 million or 11.8% of net revenue in 1999. The increase in absolute dollars reflected higher personnel-related costs resulting from the hiring of sales and marketing personnel, senior management and administrative personnel, increased facilities expenses and legal and other professional fees. The decrease in selling, general and administrative expense as a percentage of net revenue reflected the significant increase in net revenue during 2000 as compared with 1999.

      Stock-Based Compensation Expense. We recorded approximately $1.242 billion and $9.3 million of deferred compensation in 2000 and 1999, respectively, primarily in connection with stock options assumed in our acquisitions. Stock-based compensation expense for 2000 was $115.3 million or 10.5% of net revenue, an increase of $111.7 million as compared with stock-based compensation expense of $3.6 million or 0.6% of net revenue in 1999. Approximately $0.3 million and $1.0 million of additional stock-based compensation expense in 2000 and 1999 were classified as merger-related costs. In addition, approximately $4.6 million and $0.1 million of stock-based compensation expense were classified as cost of revenue in 2000 and 1999, respectively. The significant increase in stock-based compensation expense in 2000 relates primarily to stock options assumed in the eight purchase transactions completed during the year that were accounted for in accordance with FIN 44. See Notes 1, 3 and 9 of Notes to Consolidated Financial Statements.

      Amortization of Goodwill and Purchased Intangible Assets. In connection with the eight purchase transactions completed during 2000, we recorded approximately $3.351 billion of goodwill and $50.3 million of purchased intangible assets. The amortization of goodwill and purchased intangible assets for 2000 was $138.2 million or 12.6% of net revenue. No comparable amortization of goodwill and purchased intangible assets was incurred in 1999. In addition, approximately $2.3 million of amortization of purchased intangible assets was classified as cost of revenue in 2000.

      In-Process Research and Development. IPR&D aggregated $713.1 million for the purchase transactions completed in 2000. No amounts of IPR&D were incurred in 1999. The amounts allocated to IPR&D were determined through established valuation techniques used in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

      Litigation Settlement Costs. Litigation settlement costs of approximately $17.0 million were incurred in 1999. No comparable litigation settlement costs were incurred in 2000.

      Merger-Related Costs. Merger-related costs of approximately $4.7 million and $15.2 million were incurred in 2000 and 1999, respectively, in connection with the pooling-of-interests transactions.

      Interest Income, Net. Interest income, net, for 2000 was $24.3 million as compared with $8.4 million in 1999. This increase was principally due to increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

      Other Income (Expense), Net. Other income (expense), net, primarily includes gains and losses on foreign currency transactions and the disposals of property and equipment. For 2000, other expense, net, was $2.7 million as compared with $260,000 in 1999.

      Provision for Income Taxes. We recorded an income tax benefit of approximately $4.0 million in 2000 and income tax expense of approximately $28.8 million in 1999, which resulted in effective tax rates of approximately 0.6% for 2000 and 28.5% for 1999. The federal statutory rate was 35% for both periods. The primary differences between our effective tax rates for 2000 and 1999 and the federal statutory rate resulted from the effects of nondeductible IPR&D and acquisition-related expenses from the eight purchase transactions completed during 2000. Our effective tax rate on income before the effects of these items, and before the effects of payroll tax expenses relating to certain stock option exercises, was 20% for 2000 and 29.9% for 1999. The primary reasons for our decreased effective tax rate on income before such items for 2000 compared to 1999 were benefits from increased research and development credits and beneficial tax rate differentials on foreign earnings.

      At December 31, 2000 and 1999 we provided a valuation allowance of $6.9 million against a portion of certain acquired net operating losses, due to uncertainty regarding their future realization. There was no valuation allowance provided against the remainder of our deferred tax assets, as we believed it was more likely than not that these assets would be realized. The primary basis for this conclusion was the expectation of future income from our ordinary and recurring operations.

Recent Accounting Pronouncements

      In June 2001 the FASB issued SFAS 141 and SFAS 142 effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 is immediately applicable to any acquisitions made after June 30, 2001.

      We will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is estimated to result in a decrease in amortization of goodwill of approximately $581.1 million per year (or $2.29 per share based on weighted average shares outstanding for the year ended December 31, 2001). We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during 2002. We have not yet determined the effect these tests will have on our results of operations and financial condition.

      In October 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supercedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of long-lived assets for the disposition of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt SFAS 144 as of January 1, 2002 and have not yet determined the effect, if any, the adoption of SFAS 144 will have on our results of operations and financial condition.

Liquidity and Capital Resources

      Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. At December 31, 2001 we had $261.8 million in working capital, $539.8 million in cash, cash equivalents and short-term marketable securities and $109.8 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At December 31, 2000 we had $673.1 million in working capital, $601.6 million in cash, cash equivalents and short-term marketable securities, and $2.0 million in long-term marketable securities.

      Our working capital declined in 2001 due primarily to our assumption of approximately $200.0 million in net current liabilities in the acquisitions made during the year. In addition, we had $109.8 million in long-term marketable securities at the end of 2001 that were included in current assets at the end of 2000 and we expended approximately $91.7 million on additions to property and equipment and strategic investments.

      Cash and cash equivalents decreased from $523.9 million at December 31, 2000 to $403.8 million at December 31, 2001 as investing activities more than offset the cash provided by operating and financing activities.

      During 2001 operating activities provided $49.1 million in cash. Although we had a net loss of $2.742 billion in 2001, such amount included non-cash items aggregating $2.660 billion resulting from depreciation and amortization, stock-based compensation expense, amortization of goodwill and purchased intangible assets, impairment of goodwill, IPR&D, restructuring charges, deferred taxes and loss on strategic investments. In addition to the impact of non-cash items, our 2001 operating activities also reflected decreases in accounts receivable and inventory, offset in part by decreases in other accrued liabilities. Operating activities provided cash in the amount of $162.0 million in 2000. This was primarily the result of the net loss of $687.8 million being more than offset by the impact of net non-cash charges aggregating $965.8 million.

      Accounts receivable decreased $115.1 million to $57.2 million during 2001. The decrease in accounts receivable was primarily due to lower billings at the end of 2001 as compared to 2000.

      Inventories decreased $29.9 million to $22.3 million during 2001. The reduction in inventory generally reflects the close management of our inventory levels during the recent economic slowdown, and the increased use of drop shipments from our manufacturing subcontractors directly to our customers.

      In the future, we may be required to maintain higher levels of accounts receivable and inventory to support increased sales. This may result in our operating activities using cash, in contrast to historically providing cash.

      Investing activities used cash in the amount of $216.8 million in 2001, primarily as a result of $166.1 million of net purchases of marketable securities, the purchase of $71.4 million of capital equipment to support our operations and the purchase of $20.3 million of strategic investments, offset in part by $41.0 million of net cash acquired in purchase transactions. In 2000 our investing activities provided $3.0 million in cash, as a result of $40.2 million in proceeds from the net sales of marketable securities and $69.4 million in net cash acquired in purchase transactions, offset in part by $80.7 million in purchases of capital equipment and the purchase of $25.9 million in strategic investments.

      Cash provided by financing activities was $47.6 million in 2001, which was primarily the result of a $90.0 million bank credit facility secured to replace the ServerWorks credit facility that was paid off in 2001, $59.8 million in net proceeds received from issuances of common stock upon exercises of stock options and $25.5 million in net proceeds from the exercise of performance-based warrants earned by customers, partially offset by $128.6 million in payments on debt obligations primarily of acquired companies. Cash provided by financing activities was $178.1 million in 2000, primarily from $144.6 million in net proceeds from issuances of common stock upon exercises of stock options and net proceeds of $38.6 million from the exercise of performance-based warrants earned by customers, partially offset by $6.0 million in net payments on debt obligations of acquired companies.

      Due to the significant decline in our stock price, we received fewer proceeds from the exercise of stock options in 2001 than we did in 2000, as significantly fewer options, with lower exercise prices, were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

      The following table summarizes our contractual payment obligations and commitments:

	Payment Obligations by Year (In thousands)

						There-
	2002	2003	2004	2005	2006	after	Total

Credit facility	$90,000	$—	$—	$—	$—	$—	$90,000
Note payable	21,051	—	—	—	—	—	21,051
Capital leases	2,989	2,794	1,212	—	—	—	6,995
Operating leases	82,111	78,192	65,044	36,819	27,751	89,699	379,616
Purchase commitments	2,459	—	—	—	—	—	2,459

Total	$198,610	$80,986	$66,256	$36,819	$27,751	$89,699	$500,121

In addition, we have guaranteed an aggregate of $1.2 million in loans provided by a financial institution to certain of our employees.

      At the time of its acquisition by us, ServerWorks had an existing bank credit facility of up to $125.0 million, of which $90.0 million was outstanding on the date of acquisition. To receive more favorable terms and conditions, on December 19, 2001 that credit facility was paid in full and terminated. On December 21, 2001 we entered into a replacement financing arrangement for a bank credit facility of up to $90.0 million. We may choose the rate at which the credit facility bears interest at the rate of either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2001 the interest rate for the credit facility was 2.9%. We must pay a commitment fee of 0.35% on any unused balance of the credit facility. At December 31, 2001, $90.0 million was outstanding under the credit facility. The credit facility is due and payable December 20, 2002.

      At the time of its acquisition by us, ServerWorks had a $35.0 million non-interest bearing obligation to a third party. That obligation was paid in April 2001.

      Our debt also includes a note payable to a significant customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1% per year, adjusted quarterly, and is due in December 2002. At December 31, 2001 the interest rate for the note was 3.59%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation; we dispute that assertion and are vigorously defending the lawsuit. See Notes 11 and 12 of Notes to Consolidated Financial Statements.

      Capitalized lease obligations for equipment are payable in varying monthly installments at rates from 7.8% to 14.7%.

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2012.

      We had outstanding capital commitments totaling approximately $2.5 million as of December 31, 2001, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During 2001 we spent approximately $79.3 million on capital equipment to support our operations. We expect that we will continue to spend substantial amounts during 2002 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from our cash and cash equivalents and marketable securities, on hand, borrowings, debt and equity offerings, or a combination of any of these means.

      We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products;

•	our relationships with suppliers and customers; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

      Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

We are exposed to the risks associated with the recent worldwide economic slowdown and related uncertainties.

      Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, and particularly in the United States. As a result of these unfavorable economic conditions, in the first half of 2001 we experienced a significant slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net revenue. Although the volume of orders placed by customers increased, and our backlog and overhead costs, as a percentage of net revenue, improved during the second half of 2001, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and broadband communications and Internet infrastructure markets. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the U.S. and worldwide. These political, social and economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

      We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry or the broadband communications markets to fully recover from the recent downturn, could seriously impact our revenue and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our quarterly net revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide;

•	the timing, rescheduling or cancellation of significant customer orders;

•	the gain or loss of a key customer;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	the rate of adoption and acceptance of new industry standards in our target markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt Broadcom technologies and products in our target markets;

•	the timing of customer-industry qualification and certification of our products and the risks of non-qualification or non-certification;

•	the effects of new and emerging technologies;

•	the various risks inherent in our acquisitions of technologies and businesses;

•	our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans;

•	patent and other intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

•	the availability and pricing of third party semiconductor foundry and assembly and test capacity and raw materials;

•	the risks and challenges of producing products with new suppliers and at new fabrication and assembly facilities;

•	the risks and uncertainties associated with our international operations;

•	the quality of our products and any remediation costs;

•	the effects of natural disasters and other events beyond our control; and

•	the level of orders received that we can ship in a fiscal quarter.

      We expect to continue to increase our operating expenses in the future. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, including sales to its manufacturing subcontractors, accounted for approximately 18.2% of our net revenue in 2001. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, decreased to 49.3% of our net revenue in 2001 compared to 61.8% of our net revenue in 2000. We expect that our key customers will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

      We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	Most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty.

•	Our agreements with our customers typically do not require them to purchase a minimum amount of our products.

•	Many of our customers have pre-existing relationships with our current or potential competitors that may affect their decisions to purchase our products.

•	Our customers face intense competition from other manufacturers that do not use our products.

•	Some of our customers offer or may offer products that compete with our products.

•	Our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products.

      In addition, to attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.

Because we are subject to order and shipment uncertainties, any significant order cancellations or deferrals could adversely affect our operating results.

      We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income, which could materially and adversely affect our operating results.

We face intense competition in the broadband communications markets and semiconductor industry, which could reduce our market share in existing markets and affect our entry into new markets.

      The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable set-top boxes, cable modems, high-speed local, metropolitan and wide area and optical networks, home networking, VoIP, carrier access, residential broadband gateways, direct broadcast satellite and terrestrial digital broadcast, digital subscriber lines, wireless communications, I/O server solutions and network processing. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We must keep pace with rapid technological changes in the semiconductor industry and broadband communications markets to remain competitive.

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to continue to develop and introduce new and enhanced products to meet our customers’ changing demands. Substantially all of our product revenue in recent quarters has been derived from sales of products for the cable modem, digital cable set-top box, high-speed office network and network server markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, these markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

If we do not anticipate and adapt to evolving industry standards in the semiconductor industry and broadband communications markets, our products could become obsolete and we could lose market share.

      Products for broadband communications applications generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our inability to anticipate the evolving standards in the semiconductor industry and, in particular the broadband communications markets, or to develop and introduce new products successfully into these markets could materially and adversely affect our business, financial condition and results of operations.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

      Our future success will depend on our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity;

•	achieve high manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers’ products.

      If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

      Our new products generally are incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our products largely depends on the commercial success of our customers’ products and on the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will ever be commercially successful.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

      After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our product and an additional three to nine months or more to begin volume production of equipment that incorporates our product. Moreover, in light of the recent significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

      While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our operating results would be harmed.

Our acquisition strategy may require us to undertake significant capital infusions, be dilutive to our existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

      A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2001, we acquired 21 companies, including four acquisitions that were completed in 2001. We plan to continue to pursue acquisition opportunities in the future.

      Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We have in the past and may in the future experience delays in the timing and successful completion of the acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, the key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and purchased intangible assets. In connection with our 12 purchase acquisitions to date, we recorded goodwill in the aggregate amount of approximately $4.313 billion. The portion of such goodwill attributable to each acquisition generally has been amortized over a 60 month period from the date that such acquisition closed. In accordance with SFAS 121 we recorded a goodwill impairment charge of $1.182 billion in the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.595 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation charges in connection with future acquisitions and may record additional goodwill and deferred compensation charges with respect to prior acquisitions that involve as yet unearned contingent consideration. See Note 3 of Notes to Consolidated Financial Statements. Any of these events could cause the price of our Class A common stock to decline.

      Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A or Class B common stock. For example, as a consequence of the pooling-of-

interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as the recent decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. Moreover, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

We may be unable to retain key technical and senior management personnel and attract additional key employees, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founders, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly senior managers, digital circuit designers, mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense and the recent decline in the price of our Class A common stock may make it more difficult to attract and retain such key employees, all of whom have been granted stock options. In June 2001 we completed a stock option exchange offering for the purpose of reincentivizing and improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of such employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

Our future success depends in significant part on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

      In the past, we have relied in significant part on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 79 issued United States patents and have filed over 800 additional United States patent applications. We cannot assure that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

      In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations, including product supply obligations, under those agreements, and if we do not correct this failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We are currently engaged in litigation, and in the future we may have to engage in additional litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation may be very expensive and time consuming, divert management’s attention and materially and adversely affect our business, financial condition and results of operations.

Infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties and seriously harm our operating results.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations would likely be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could materially and adversely affect our business.

      We do not own or operate a fabrication facility. Five outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. In September 1999 two of the foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. Even our current foundries would need to have new manufacturing processes qualified if there is a disruption in an existing process. If we choose to use a new foundry or process, it would typically take us several months to qualify the new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

      Because we rely on outside foundries with limited capacity, we face several significant risks, including:

•	a lack of ensured wafer supply and potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	the unavailability of or potential delays in obtaining access to key process technologies.

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

      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our four main foundries, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use four independent foundries, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

      Certain of our acquired companies have established relationships with foundries other than our five main foundries, and we are using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to our current foundries.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration and that may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

      In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed certain products to be manufactured in .35 micron, ..22 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

The loss of any of the third-party subcontractors that assemble and test substantially all of our current products could disrupt our shipments, harm our customer relationships and adversely affect our net sales.

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

We may be unable to manage future growth, which could strain our managerial, operational and financial resources, and materially and adversely affect our business.

      During the past few years, we significantly increased the scope of our operations and expanded our workforce, expanding from 1,069 employees as of December 31, 1999 to 2,807 employees as of December 31, 2001, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In addition, approximately 23.3% of our net revenue for the year ended December 31, 2001 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent terrorist attacks in the United States and abroad and resultant heightened security may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including:

•	political, social and economic instability;

•	nationalization of business and blocking of cash flows;

•	acts of terrorism and international conflicts;

•	trade restrictions;

•	the imposition of governmental controls and restrictions;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

      Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. Any one or more of the foregoing factors could materially and adversely affect our business, financial condition or results of operations or require us to modify our current business practices significantly. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

We may seek to raise additional capital in the future through the issuance of additional equity or debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us, or at all.

      We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise these funds by selling more equity or debt securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

Our California facilities and the facilities of two of the four independent foundries upon which we rely to manufacture substantially all of our current products are located in regions that are subject to earthquakes and other natural disasters.

      Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, two of the five outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, are located in Taiwan, a country that recently experienced a significant earthquake and could be subject to additional earthquakes. Any earthquake or other natural disaster in Taiwan could materially disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

Disruptions in energy supplies could negatively affect our results of operations.

      Early in 2001 California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, California continues to experience substantially increased costs of electricity and natural gas. We are unsure whether these alerts and blackouts will reoccur or how severe they may become in the future. Several of our facilities, including our principal executive offices, are located, and we conduct research, development and engineering activities, in California. Many of our customers are also headquartered or have substantial operations in California. If we, or any of our major customers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices.

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

      As of March 11, 2002 our directors and executive officers beneficially owned approximately 25.0% of our outstanding common stock and 70.7% of the total voting control held by our shareholders. In particular, as of March 11, 2002 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 23.9% of our outstanding common stock and 68.8% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these persons currently control the management of our business. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since August 1, 2000 our Class A common stock has traded at prices as low as $18.40 and as high as $274.75 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	general economic and political conditions and specific conditions in the semiconductor industry and the broadband communications markets;

•	international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

      In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 11 of Notes to Consolidated Financial Statements we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Our articles of incorporation and bylaws contain anti-takeover provisions that could adversely affect the price of our common stock.

      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our officers’ ownership of a majority of the Class B common stock and the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent parties from acquiring us. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. Finally, these factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

      Equity securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Included in our portfolio are equity investments in three publicly traded companies. As a result of recent market price volatility, we recorded a $22.0 million loss in 2001 related to these investments. As of December 31, 2001 the fair value of these publicly traded equity investments was $15.9 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded a $10.7 million loss in 2001 related to these privately held investments. As of December 31, 2001 the fair value of these investments was $35.6 million.

      Our debt currently consists of a financing arrangement for a bank credit facility of up to $90.0 million, a note payable in the amount of $21.1 million and capital leases in the amount of $7.0 million. With respect to the credit facility, we may choose the rate at which the credit facility bears interest at the rate of either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2001, the interest rate for the credit facility was 2.9%. We must pay a commitment fee of 0.35% on any unused balance of the credit facility. At December 31, 2001 $90.0 million was outstanding under the credit facility. The credit facility is due and payable December 20, 2002.

      The note payable to a significant customer bears interest at a rate of LIBOR plus 1% per year, adjusted quarterly, and is due in December 2002. At December 31, 2001 the interest rate for the note was 3.59%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation; we dispute that assertion and are vigorously defending the lawsuit. See Notes 11 and 12 of Notes to Consolidated Financial Statements.

      The fair value of our debt fluctuates based on changes in interest rates.

      The following table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

      Principal (notional) amounts by expected maturity were as follows:

	Current	Long-term	Total	Fair Value

	(In thousands, except interest rates)
December 31, 2001
Cash equivalents	$37,230	$—	$37,230	$37,225
Weighted average rate	2.34%	—	2.34%
Marketable securities	$136,028	$109,767	$245,795	$249,033
Weighted average rate	4.00%	4.67%	4.30%
Total portfolio (held-to-maturity)	$173,258	$109,767	$283,025	$286,258
Weighted average rate	3.65%	4.67%	4.04%
Credit facility	$90,000	$—	$90,000	$90,000
December 31, 2001 interest rate	2.90%	—	2.90%
Capital leases	$2,989	$4,006	$6,995	$6,995
December 31, 2001 interest rate	7.86%	7.86%	7.86%
Note payable	$21,051	$—	$21,051	$21,051
December 31, 2001 interest rate	3.59%	—	3.59%
December 31, 2000
Cash equivalents	$60,750	$—	$60,750	$60,721
Weighted average rate	6.62%	—	6.62%
Marketable securities	$77,682	$1,984	$79,666	$79,668
Weighted average rate	6.19%	7.33%	6.22%
Total portfolio (held-to-maturity)	$138,432	$1,984	$140,416	$140,389
Weighted average rate	6.38%	7.33%	6.39%
Capital leases	$2,598	$—	$2,598	$2,598
December 31, 2000 interest rate	11.25%	—	11.25%
Note payable	$21,051	$—	$21,051	$21,051
December 31, 2000 interest rate	7.40%	—	7.40%

Item 8.     Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III.

Item 10.     Directors and Executive Officers of the Registrant

      (a)     Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement, is incorporated herein by reference.

      (b)     Identification of Executive Officers. The information under the caption “Executive Officers and Key Employees,” appearing in the Proxy Statement, is incorporated herein by reference.

      (c)     Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 11.     Executive Compensation

      The information under the caption “Executive Compensation and Other Information,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information under the caption “Ownership of Securities,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the heading “Certain Transactions,” appearing in the Proxy Statement, is incorporated herein by reference.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements.

      The following consolidated financial statements, and related notes thereto, of Broadcom and the Report of Independent Auditors are filed as part of this Form 10-K:

         2. Financial Statement Schedules.

      The following financial statement schedule of Broadcom and the related Report of Independent Auditors are filed as part of this Form 10-K:

Page

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II — Consolidated Valuation and Qualifying Accounts	S-2

      All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

         3. Exhibits.

      The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

      (b) Reports on Form 8-K.

      We filed the following current reports on Form 8-K during the quarter ended December 31, 2001:

Form 8-K filed on October 19, 2001 reporting our third quarter earnings press release (Item 9).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Broadcom Corporation

      We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Orange County, California

January 23, 2002, except for
Notes 3, 11 and 14 as to which
the date is March 15, 2002

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$403,758	$523,904
Short-term marketable securities	136,028	77,682
Accounts receivable (net of allowance for doubtful accounts of $5,375 in 2001 and $2,303 in 2000)	57,187	172,314
Inventory	22,267	52,137
Deferred taxes	13,651	10,397
Prepaid expenses	40,840	39,220

Total current assets	673,731	875,654
Property and equipment, net	157,336	132,870
Long-term marketable securities	109,767	1,984
Deferred taxes	275,916	351,937
Goodwill and purchased intangible assets, net	2,338,740	3,260,464
Other assets	67,808	54,913

Total assets	$3,623,298	$4,677,822

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$103,032	$78,163
Wages and related benefits	35,839	34,720
Deferred revenue	29,495	6,438
Accrued liabilities	129,476	59,592
Short-term debt and current portion of long-term debt	114,040	23,649

Total current liabilities	411,882	202,562
Commitments and contingencies
Long-term debt, less current portion	4,006	—
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — none in 2001 and 2000	—	—
Class A common stock, $.0001 par value:
Authorized shares — 800,000,000
Issued and outstanding shares — 189,585,525 in 2001 and 163,148,904 in 2000.	19	16
Class B common stock, $.0001 par value:
Authorized shares — 400,000,000
Issued and outstanding shares — 74,918,971 in 2001 and 81,172,979 in 2000	7	8
Additional paid-in capital	7,529,685	6,236,968
Notes receivable from employees	(14,452)	(14,575)
Deferred compensation	(964,916)	(1,135,555)
Accumulated deficit	(3,349,839)	(607,791)
Accumulated other comprehensive income (loss)	6,906	(3,811)

Total shareholders’ equity	3,207,410	4,475,260

Total liabilities and shareholders’ equity	$3,623,298	$4,677,822

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Net revenue	$961,821	$1,096,160	$521,225
Cost of revenue(a)	557,733	484,219	211,991

Gross profit	404,088	611,941	309,234
Operating expense:
Research and development(b)	446,648	250,676	119,300
Selling, general and administrative(b)	155,448	103,305	61,475
Stock-based compensation	484,039	115,307	3,560
Amortization of goodwill	753,042	136,984	—
Amortization of purchased intangible assets	27,192	1,255	—
Impairment of goodwill	1,181,649	—	—
In-process research and development	109,710	713,050	—
Restructuring costs	34,281	—	—
Litigation settlement costs	3,000	—	17,036
Merger-related costs	—	4,745	15,210

Income (loss) from operations	(2,790,921)	(713,381)	92,653
Interest income, net	23,019	24,299	8,388
Other income (expense), net	(30,875)	(2,693)	260

Income (loss) before income taxes	(2,798,777)	(691,775)	101,301
Provision (benefit) for income taxes	(56,729)	(3,953)	28,830

Net income (loss)	$(2,742,048)	$(687,822)	$72,471

Basic earnings (loss) per share	$(10.79)	$(3.13)	$.36

Diluted earnings (loss) per share	$(10.79)	$(3.13)	$.31

Weighted average shares (basic)	254,021	220,101	201,667

Weighted average shares (diluted)	254,021	220,101	235,651

(a) Cost of revenue includes the following:
Stock-based compensation expense	$15,901	$4,578	$149
Amortization of purchased intangible assets	51,741	2,266	—

	$67,642	$6,844	$149

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$321,571	$85,302	$2,433
Selling, general and administrative expense	162,468	30,005	1,127

	$484,039	$115,307	$3,560

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$26,314	$1,152	$—
Selling, general and administrative expense	878	103	—

	$27,192	$1,255	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

				Notes		Retained	Accumulated
	Common Stock		Additional	Receivable		Earnings	Other	Total
			Paid-In	From	Deferred	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit)	Income (Loss)	Equity

Balance at December 31, 1998	199,909,859	$20	$221,347	$(2,743)	$(8,078)	$13,995	$(117)	$224,424
Pooling-of-interest transactions	3,406,871	—	37,642	—	—	(6,435)	—	31,207
Exercise of stock options, net	8,945,672	1	23,909	(394)	—	—	—	23,516
Employee stock purchase plan	737,088	—	5,016	—	—	—	—	5,016
Repayment of notes receivable	—	—	—	1,316	—	—	—	1,316
Tax benefit from stock plans	—	—	154,103	—	—	—	—	154,103
Deferred compensation, net	—	—	9,267	—	(9,267)	—	—	—
Stock-based compensation expense	—	—	—	—	4,713	—	—	4,713
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	106	106
Net income	—	—	—	—	—	72,471	—	72,471

Comprehensive income	—	—	—	—	—	—	—	72,577

Balance at December 31, 1999	212,999,490	21	451,284	(1,821)	(12,632)	80,031	(11)	516,872
Purchase transactions	20,899,073	2	3,893,441	(13,668)	—	—	—	3,879,775
Pooling-of-interest transactions	176,049	—	1,061	—	—	—	—	1,061
Exercise of stock options, net	9,767,556	1	131,786	—	—	—	—	131,787
Employee stock purchase plan	479,715	—	11,774	—	—	—	—	11,774
Repayment of notes receivable	—	—	—	914	—	—	—	914
Tax benefit from stock plans	—	—	465,887	—	—	—	—	465,887
Deferred compensation, net	—	—	1,236,013	—	(1,236,013)	—	—	—
Stock-based compensation expense	—	—	7,119	—	113,090	—	—	120,209
Fair value of warrants earned by customers	—	—	38,603	—	—	—	—	38,603
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(3,799)	(3,799)
Translation adjustments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(687,822)	—	(687,822)

Comprehensive loss	—	—	—	—	—	—	—	(691,622)

Balance at December 31, 2000	244,321,883	24	6,236,968	(14,575)	(1,135,555)	(607,791)	(3,811)	4,475,260
Purchase transactions	13,948,095	2	867,034	(756)	—	—	—	866,280
Exercise of stock options, net	5,650,034	—	40,893	—	—	—	—	40,893
Employee stock purchase plan	584,484	—	18,922	—	—	—	—	18,922
Repayment of notes receivable	—	—	—	879	—	—	—	879
Deferred compensation, net	—	—	293,310	—	(293,310)	—	—	—
Stock-based compensation expense	—	—	47,061	—	463,949	—	—	511,010
Fair value of warrants earned by customers	—	—	25,497	—	—	—	—	25,497
Components of comprehensive loss:
Change in net unrealized gain on investments	—	—	—	—	—	—	6,972	6,972
Reclassification adjustment for realized loss included in net income (loss)	—	—	—	—	—	—	3,799	3,799
Translation adjustments	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(2,742,048)	—	(2,742,048)

Comprehensive loss	—	—	—	—	—	—	—	(2,731,331)

Balance at December 31, 2001	264,504,496	$26	$7,529,685	$(14,452)	$(964,916)	$(3,349,839)	$6,906	$3,207,410

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Operating activities
Net income (loss)	$(2,742,048)	$(687,822)	$72,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,012	24,493	16,070
Stock-based compensation expense	499,940	120,209	4,713
Amortization of goodwill and purchased intangible assets	831,975	140,505	—
Impairment of goodwill	1,181,649	—	—
In-process research and development	109,710	713,050	—
Non-cash restructuring charges	12,708	—	—
Tax benefit from stock plans	—	121,631	51,653
Deferred taxes	(65,938)	(154,060)	(27,973)
Loss on strategic investments	32,736	—	—
Change in operating assets and liabilities:
Accounts receivable	154,518	(78,350)	(49,661)
Inventory	30,975	(29,850)	(11,852)
Prepaid expenses and other assets	(16,090)	(37,929)	(3,255)
Accounts payable	906	(1,802)	23,952
Other accrued liabilities	(38,945)	31,895	33,197

Net cash provided by operating activities	49,108	161,970	109,315
Investing activities
Purchases of property and equipment, net	(71,373)	(80,666)	(31,278)
Purchases of strategic investments	(20,317)	(25,900)	(3,500)
Net cash received from purchase transactions	41,008	69,402	—
Proceeds from sales of marketable securities	141,602	53,857	—
Purchases of marketable securities	(307,731)	(13,668)	(22,240)

Net cash provided by (used in) investing activities	(216,811)	3,025	(57,018)
Financing activities
Proceeds from debt obligations	90,000	250	1,367
Payments on debt obligations	(128,634)	(6,296)	(8,316)
Net proceeds from issuance of common stock	59,815	144,622	56,597
Proceeds from warrants earned by customers	25,497	38,603	—
Proceeds from repayment of notes receivable	879	914	1,316

Net cash provided by financing activities	47,557	178,093	50,964

Increase (decrease) in cash and cash equivalents	(120,146)	343,088	103,261
Cash and cash equivalents at beginning of year	523,904	180,816	77,555

Cash and cash equivalents at end of year	$403,758	$523,904	$180,816

Supplemental disclosure of cash flow information
Interest paid	$5,616	$153	$625

Income taxes paid	$8,199	$4,028	$2,401

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; Voice over Internet Protocol (“VoIP”); carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; digital subscriber lines (“DSL”); wireless communications; SystemI/OTM server solutions; and broadband network processors.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      All historical financial information has been restated to include the operations of nine acquisitions accounted for on a pooling-of-interests basis as if each acquired company had been combined with the Company prior to the beginning of each period presented.

      In 1999 the Company established an international distribution center in Singapore and a design center in the Netherlands. Additionally, as a result of acquisitions, the Company has software design, development and marketing activities in Canada and design and development activities in Belgium, India, Israel, Taiwan and the United Kingdom. At December 31, 2001 approximately $279.6 million of the Company’s net tangible assets were located outside of the United States, primarily in Singapore.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the financial statements include the allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Revenue Recognition

      Revenue from product sales is recognized at the time of shipment, except for shipments to stocking distributors whereby revenue is recognized upon sale to the end customer. Provision is concurrently made for estimated product returns and allowances. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. The fair value of performance-based warrants earned by customers is recognized as a reduction of revenue. See Note 3.

      The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, in January 2001. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

Performance-Based Warrants

      Performance-based warrants assumed in acquisitions are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, a performance-based warrant is accounted for using its value at its date of issuance if a significant disincentive to the customer for non-performance exists that makes the customer’s performance probable. If there is not a significant disincentive for non-performance, the warrant is accounted for using its fair value on the date it is earned.

      In addition, the warrants are accounted for in the Company’s financial statements pursuant to EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee (“EITF D-90”). Under EITF D-90, performance-based warrants are treated as unissued for accounting purposes until the issuer has received benefit and the warrant vests. Accordingly, performance-based warrants assumed in acquisitions have been given recognition in the consolidated financial statements as revenue reductions, based on the per share warrant fair values determined under EITF 96-18, only as and to the extent the warrants are earned and vest.

Concentration of Credit Risk

      The Company sells the majority of its products throughout North America, Europe and Asia. Sales to the Company’s recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

      The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings and in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of not more than one year.

Fair Value of Financial Instruments

      The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate current values because of the short maturities of these instruments. See Notes 4 and 6.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

Marketable Securities

      The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds.

Investments

      The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

      The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company’s investments in equity securities of non-publicly traded companies are accounted for under the cost method. Both types of investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred based on the specific identification method. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing or quoted market prices of comparable public companies.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statement of operations.

Property and Equipment

      Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to seven years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or seven years.

Goodwill and Purchased Intangible Assets

      In acquisitions accounted for using the purchase method of accounting, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to five years. Other purchased intangible assets include items such as assembled workforce, completed technology, customer base and software.

Impairment of Long-Lived Assets

      The Company accounts for long-lived assets, including goodwill and purchased intangible assets, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Stock-Based Compensation

      The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

      In March 2000 the FASB issued Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions therein cover specific events that occurred after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require that the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as stock-based compensation expense over the remaining future vesting period. The Company adopted these new rules in its third quarter 2000 (beginning July 1, 2000) for acquisitions accounted for as purchase transactions.

      The Company also complies with the provisions of EITF 96-18 with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model.

      In addition, the Company complies with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), with respect to certain stock options assumed in connection with purchase transactions in which contingent consideration may be paid in the future. Stock-based compensation expense with respect to such options has been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon the movements in the market value of the Company’s common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods.

Contingent Consideration

      In connection with the Company’s acquisitions of Allayer, SiByte and ServerWorks, if certain future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s Class A common stock, which have been reserved for that purpose, and will be accounted for in accordance with APB 16, Business Combinations, FIN 28, FIN 44 and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated between goodwill and deferred compensation. The amount allocated to goodwill will be periodically reviewed for impairment. Deferred compensation is measured and recorded at the date the contingency is met and will be amortized over the remaining vesting periods of the applicable equity instruments.

Earnings Per Share

      Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants and convertible securities.

Research and Development Expenditures

      Research and development expenditures are expensed in the period incurred.

Warranty

      The Company provides a one to three year warranty on most products and records a related provision for estimated warranty costs at the date of sale. The estimated warranty reserve accrual at December 31, 2001 and 2000 was $5.7 million and $3.4 million, respectively.

Advertising Expense

      Advertising costs are expensed in the period incurred.

Interest Expense

      Interest expense for the years ended December 31, 2001, 2000 and 1999 was $5.0 million, $332,000 and $751,000, respectively.

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Segments of a Business Enterprise

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment, broadband communications.

Reclassifications

      Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

      In June 2001 the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 is immediately applicable to any acquisitions made after June 30, 2001.

      The Company will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is estimated to result in a decrease of goodwill amortization of approximately $581.1 million per year (or $2.29 per share based on weighted average shares outstanding for the year ended December 31, 2001). The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during 2002. The Company has not yet determined the effect these tests will have on its results of operations and financial condition.

      In October 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supercedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of long-lived assets and for the disposition of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of January 1, 2002 and has not yet determined the effect, if any, the adoption of SFAS 144 will have on its results of operations and financial condition.

2.     Supplementary Financial Information

Inventory

	December 31,

	2001	2000

	(In thousands)
Work in process	$7,554	$18,513
Finished goods	14,713	33,624

	$22,267	$52,137

Property and Equipment

		December 31,

	Useful Life	2001	2000

	(In years)	(In thousands)
Leasehold improvements	1 to 7	$41,650	$34,477
Office furniture and equipment	3 to 7	27,825	22,354
Machinery and equipment	5	58,402	35,408
Computer software and equipment	2 to 4	126,267	70,218
Construction in progress	N/A	5,056	17,369

		259,200	179,826
Less accumulated depreciation and amortization		(101,864)	(46,956)

		$157,336	$132,870

      At December 31, 2001 and 2000, approximately $7.0 million and $2.6 million, respectively, of the net property and equipment was originally acquired through capital leases.

Goodwill and Purchased Intangible Assets

		December 31,

	Useful Life	2001	2000

	(In years)	(In thousands)
Goodwill	5	$2,804,636	$3,350,659
Purchased intangible assets:
Completed technology	1 to 3	116,920	32,220
Customer relationships	2	39,921	—
Assembled workforce	3	19,780	15,990
Other	2 to 3	2,940	2,100

		2,984,197	3,400,969
Less accumulated amortization		(645,457)	(140,505)

		$2,338,740	$3,260,464

      Goodwill is presented net of impairment charges of approximately $1.182 billion in 2001 to write down the value of goodwill associated with certain of our purchase transactions. In accordance with SFAS 142, assembled workforce will be reclassified to goodwill on January 1, 2002. See Notes 1 and 10.

Other Assets

	December 31,

	2001	2000

	(In thousands)
Strategic investments (Note 4)	$51,482	$46,653
Employee notes and interest receivable	3,255	3,213
Other	13,071	5,047

	$67,808	$54,913

Accrued Liabilities

	December 31,

	2001	2000

	(In thousands)
Accrued income taxes	$74,437	$29,112
Other	55,039	30,480

	$129,476	$59,592

Other Income (Expense), Net

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Loss on strategic investments (Note 4)	$(32,736)	$—	$—
Other	1,861	(2,693)	260

	$(30,875)	$(2,693)	$260

Computation of Earnings (Loss) Per Share

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Numerator: net income (loss)	$(2,742,048)	$(687,822)	$72,471

Denominator:
Weighted average shares outstanding	260,813	223,200	207,701
Less: nonvested common shares outstanding	(6,792)	(3,099)	(6,034)

Denominator for basic earnings (loss) per common share	254,021	220,101	201,667
Effect of dilutive securities:
Nonvested common shares	—	—	4,798
Stock options	—	—	29,178
Warrants	—	—	8

Denominator for diluted earnings (loss) per common share	254,021	220,101	235,651

Basic earnings (loss) per share	$(10.79)	$(3.13)	$.36

Diluted earnings (loss) per share	$(10.79)	$(3.13)	$.31

      There were 27,749,377 and 41,257,512 common share equivalents excluded from the diluted loss per share calculation for the years ended December 31, 2001 and 2000, respectively, as they would have been antidilutive. The effect of performance-based warrants assumed by the Company and other contingent equity consideration paid by the Company in connection with certain acquisitions will be included in the calculation of basic and diluted earnings (loss) per share as of the beginning of the period in which they are earned. See Note 3.

Supplementary Cash Flow Information

      The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Acquisition of equipment through capital leases	$7,909	$168	$2,275
Note payable issued for strategic investment	—	21,051	—
Notes receivable from employees issued in connection with exercise of stock options	—	—	394
Non-interest bearing notes payable converted to common stock	—	—	3,142
Tax benefit from stock plans	—	344,256	102,450

3.     Business Combinations

      During 2001 and 2000 the Company completed 12 acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

      In addition, during 2000 and 1999 the Company completed nine acquisitions that were accounted for using the pooling-of-interests method. The consolidated financial statements give effect to these transactions as if they had occurred prior to the beginning of each period presented and reflect adjustments made to (i) conform the accounting policies of the combined companies and (ii) eliminate intercompany accounts and transactions.

Purchase Transactions

      A summary of transactions accounted for using the purchase method of accounting is outlined below:

					Shares	Shares
				Shares	Reserved for	Reserved
				Reserved	Performance-	for Certain
				for	Based	Future	Total Shares
	Date		Shares	Options	Warrants	Performance	Issued or
Company Acquired	Acquired	Business	Issued	Assumed	Assumed	Goals	Reserved

2001 Acquisitions
Visiontech Ltd.	Jan. 2001	MPEG-2	1,459,975	790,027	5,714,270	—	7,964,272
ServerWorks Corporation	Jan. 2001	Integrated circuits for servers	7,225,031	3,774,969	—	9,000,000	20,000,000
KimaLink; PortaTec Corporation	July 2001	Wireless, memory	68,175	205,425	—	—	273,600

			8,753,181	4,770,421	5,714,270	9,000,000	28,237,872

2000 Acquisitions
Innovent Systems, Inc.	July 2000	RF integrated circuits for wireless	2,339,149	605,925	—	—	2,945,074
Puyallup Integrated Circuit Company, Inc.	Aug. 2000	ASIC design services	148,539	139,993	—	—	288,532
Altima Communications, Inc.	Sept. 2000	Ethernet physical layer transceivers	1,661,784	875,036	2,889,664	—	5,426,484
NewPort Communications, Inc.	Oct. 2000	Integrated circuits for optical communications equipment	5,211,050	411,069	—	—	5,622,119
Silicon Spice Inc.	Oct. 2000	Communications processors	3,864,050	1,087,215	39,604	—	4,990,869
Element 14, Inc.	Nov. 2000	Integrated circuits used in DSL	1,792,433	947,333	—	—	2,739,766
Allayer Communications	Dec. 2000	Integrated circuits for wide area and Ethernet switching applications	839,467	426,961	756,900	300,000	2,323,328
SiByte, Inc.	Dec. 2000	Network processors	5,042,601	585,140	1,841,679	3,751,878	11,221,298

			20,899,073	5,078,672	5,527,847	4,051,878	35,557,470

      Portions of the shares issued are held in escrow pursuant to the terms of the acquisition agreements as well as various employee share repurchase agreements.

     Allocation of Purchase Consideration

      The Company obtained independent appraisals or performed internal appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase prices in accordance with APB 16. Based upon those appraisals, the purchase price for each of the acquisitions was allocated as follows:

	Assets	Goodwill and		Deferred	In-Process
	(Liabilities)	Purchased	Deferred	Tax Assets	Research &	Total
	Assumed	Intangibles	Compensation	(Liabilities)	Development	Consideration

	(In thousands)
2001 Acquisitions
Visiontech	$(14,826)	$105,404	$100,530	$—	$30,400	$221,508
ServerWorks	(171,252)	802,591	244,971	(147,860)	79,310	807,760
KimaLink; PortaTec	(625)	3,567	7,563	—	—	10,505

	$(186,703)	$911,562	$353,064	$(147,860)	$109,710	$1,039,773

2000 Acquisitions
Innovent	$7,297	$267,636	$273,740	$(67,996)	$41,690	$522,367
Puyallup	(460)	37,982	35,934	(8,767)	—	64,689
Altima	1,955	393,047	159,490	(27,954)	3,970	530,508
NewPort	11,977	894,535	261,002	(80,396)	198,460	1,285,578
Silicon Spice	26,346	635,941	258,274	(14,796)	219,300	1,125,065
Element 14.	(18,805)	383,819	70,646	4,835	64,630	505,125
Allayer	9,808	170,326	8,451	(6,013)	11,620	194,192
SiByte	23,447	617,683	174,106	(81,054)	173,380	907,562

Total	$61,565	$3,400,969	$1,241,643	$(282,141)	$713,050	$5,135,086

      The consideration for each of the purchase transactions was calculated as follows: (a) common shares issued were valued based upon the Company’s stock price for a period of two days before and through two days after the companies reached agreement and the proposed transaction was announced and (b) restricted common stock and employee stock options were valued in accordance with FIN 44. Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.

     Accounting for Performance-Based Warrants

      In each of the acquisitions of Altima, Silicon Spice, Allayer, SiByte and Visiontech, the Company reserved additional shares of its Class A common stock for future issuance to customers upon exercise of outstanding performance-based warrants of the acquired company that were assumed by the Company and become exercisable upon the satisfaction by customers of their obligations under certain purchase and/or development agreements. In allocating the purchase price for these purchase transactions, no value has been assigned to the purchase and development agreements under which performance-based warrants were issued because they were executory contracts and their terms were at fair value.

      Because of significant penalties for non-performance, the performance-based warrants assumed during 2000 in the Altima, Silicon Spice, Allayer and SiByte acquisitions have been assigned fixed values based on their per share fair values using the Black-Scholes pricing model at the date they were assumed by the Company. The fair value of the warrants was estimated assuming no expected dividends, a weighted average expected life of approximately three years, a weighted average risk-free interest rate of 6.2% and an expected volatility of .90.

      The performance-based warrants issued by Visiontech were immediately exercisable (and all but one customer exercised the warrants prior to the Company’s acquisition of Visiontech) but were subject to Visiontech’s right to repurchase unvested shares for the original exercise price paid per share. These shares vest and the repurchase right lapses as the purchase or development performance commitments in the warrant agreements are met. The fair value of the performance-based warrants and related unvested shares issued upon exercise of those (unvested) warrants assumed in the Visiontech acquisition is not determined until the warrants are earned or the shares vest; therefore no fair value has been assigned to those warrants or unvested shares. If the performance commitments had been met at December 31, 2001, the fair value would have been $40.87 per warrant or unvested share based on the closing price of the Company’s Class A common stock on December 31, 2001.

      The warrants and unvested shares generally vest quarterly over the period from October 2000 through December 2004, subject to satisfaction by customers of the applicable purchase and development requirements. The warrants are generally exercisable for one year after the vesting date.

      Activity in assumed performance-based warrants is set forth below:

		Per Warrant

			Weighted	Weighted
			Average	Average
	Number of	Exercise	Exercise	Fair
	Warrants	Price Range	Price	Value

Performance-based warrants assumed in 2000	5,527,847	$.004 – $.033	$.013	$186.91
Performance-based warrants exercised in 2000	(9,901)	.011	.011	227.31

Balance at December 31, 2000.	5,517,946	.004 – .033	.013	186.84
Performance-based warrants assumed in 2001	1,557,480	.002	.002	106.94
Performance-based warrants cancelled in 2001	(3,507,082)	.014 – .033	.018	217.90
Performance-based warrants exercised in 2001	(139,482)	.014	.014	238.56

Balance at December 31, 2001.	3,428,862	$.002 – $.011	$.003	$86.87

      The fair value, weighted average remaining contractual life and per share exercise price of the assumed performance-based warrants outstanding as of December 31, 2001 were as follows:

		Warrants Outstanding

			Weighted		Warrants
		Number of	Average		Exercisable (Earned)
		Shares	Remaining	Per Share
	Per Share	Underlying	Contractual	Exercise	Shares	Price Per
	Fair Value	Warrants	Life (Years)	Price	Exercisable	Share
Acquisition
Silicon Spice	$227.31	29,703	.58	$.011	—	$.011
SiByte	123.13	1,841,679	2.79	.004	—	.004
Visiontech	40.87 (1)	1,557,480	3.00	.002	696,852	.002

(1)	As the fair value for the warrants assumed in the Visiontech acquisition is not determined until earned, the per share fair value shown is illustrative only and assumes the warrants were earned as of December 31, 2001.

     Customers earned performance-based warrants to purchase 703,002 shares and 162,280 shares of the Company’s Class A common stock during 2001 and 2000, respectively. Revenue was reduced by $24.5 million and $38.6 million in 2001 and 2000, respectively, for the fair value of the warrants earned by customers. In 2001, in connection with the termination of certain of the purchase and development agreements and related warrant agreements, the Company repurchased and cancelled warrants covering 19,047 shares that were previously earned by customers and incurred approximately $718,000 in expenses related to the cancellations.

      The activity for the unvested common stock issued in connection with the Visiontech acquisition is set forth below:

		Per Share

			Weighted	Weighted
			Average	Average
	Number of	Exercise	Exercise	Fair
	Shares	Price Range	Price	Value(1)

Unvested common stock issued in 2001	4,156,790	$.002	$.002	$40.87
Unvested common stock repurchased in 2001	(3,865,140)	.002	.002	40.87
Unvested common stock earned in 2001	(33,996)	.002	.002	28.90

Balance at December 31, 2001	257,654	$.002	$.002	$40.87

(1)	As the fair value for these restricted shares is not determined until earned, amounts shown represent the estimated weighted average per share fair values as of the date earned or as of December 31, 2001.

     During 2001 customers vested in 33,996 shares of unvested common stock issued upon exercise of performance-based warrants. Revenue was reduced by $982,000 in 2001 for the fair value of the shares earned by customers.

      In February 2002 the Company terminated purchase and development agreements and related warrant agreements with two customers and cancelled 860,628 unearned warrants and repurchased 257,654 unvested common shares. The Company is currently in negotiations with the final customer to cancel all remaining purchase and development agreements and related warrant agreements. Assuming these agreements are cancelled, no additional warrants will be earned.

     Accounting for Contingent Consideration

      In connection with its acquisition of Allayer in 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. These performance goals were met during 2001. As a result, the Company issued or reserved for future issuance 234,042 shares of its Class A common stock and recorded an additional $6.5 million of goodwill, $0.4 million of stock-based compensation expense and $3.2 million of deferred compensation related to the satisfaction of the Allayer performance goals met during 2001.

      In connection with its acquisition of SiByte in 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. Three of these performance goals were met during 2001. As a result, the Company issued or reserved for future issuance 2,332,353 shares of its Class A common stock and recorded an additional $51.4 million of goodwill, $3.9 million of stock-based compensation expense and $16.7 million of deferred compensation related to the satisfaction of the SiByte performance goals met during 2001.

      In connection with its acquisition of ServerWorks in 2001, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. One of these performance goals was met during 2001. As a result, the Company issued or reserved for future issuance 3,924,051 shares of its Class A common stock and recorded an additional $122.4 million of goodwill and $0.6 million of stock-based compensation expense related to the satisfaction of the ServerWorks performance goals met during 2001.

      As of December 31, 2001, 6,466,831 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with the Company’s acquisitions of SiByte and ServerWorks are met. If the remaining internal performance goals had been met at December 31, 2001, additional consideration of approximately $264.3 million, based on the Class A common stock closing price on December 31, 2001, would have been recorded and allocated between goodwill and deferred compensation.

      Outstanding stock options assumed in the Allayer, SiByte and ServerWorks acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until all performance goals are satisfied or until the options are exercised, forfeited, cancelled or expire. In 2001 the Company recorded approximately $35.0 million in stock-based compensation expense related to stock options subject to variable accounting in accordance with the FIN 44 and FIN 28. These charges have been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. See Note 1.

     In-Process Research and Development

      In-process research and development (“IPR&D”) totaled $109.7 million and $713.1 million for purchase transactions completed during 2001 and 2000, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

      The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

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

      As of the acquisition dates of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or financial condition.

     Pro Forma Data

      The pro forma statements of operations data of the Company set forth below gives effect to the 12 purchase transactions as if they had occurred at the beginning of 2000. The following unaudited pro forma statements of operations data includes amortization of goodwill, purchased intangible assets and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2000.

	Years Ended December 31,

	2001	2000

	(In thousands,
	except per share data)
Pro forma net revenue	$965,750	$1,306,118
Pro forma net loss	(2,646,676)	(1,185,521)
Pro forma loss per share	(10.42)	(4.88)

Pooling-of-Interests Transactions

      In 2000 the Company acquired Digital Furnace Corporation, BlueSteel Networks, Inc., Stellar Semiconductor, Inc. and Pivotal Technologies Corporation. In connection with these acquisitions, the Company issued an aggregate of 3,911,130 shares of its Class B common stock in exchange for all shares of the acquired companies’ preferred stock and common stock and reserved an additional 373,713 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by the Company.

      In 1999 the Company acquired Maverick Networks, Epigram, Inc., Armedia, Inc., HotHaus Technologies Inc. and AltoCom, Inc. In connection with these acquisitions, the Company issued an aggregate of 19,450,786 shares of its Class B common stock in exchange for all shares of the acquired companies’ preferred stock and common stock and reserved an additional 1,849,450 shares of its Class B common stock for issuance upon exercise of outstanding employee stock options, warrants and other rights assumed by the Company.

      Each of the foregoing acquisitions was accounted for as a pooling of interests. Accordingly, the Company’s consolidated financial statements have been restated to include the pooled operations of Maverick, Epigram, Armedia, HotHaus, AltoCom, Digital Furnace, BlueSteel, Stellar and Pivotal. A reconciliation of net revenue, net income (loss) and diluted earnings (loss) per share originally reported for the year ended December 31, 1999 to the restated amounts presented in the consolidated statements of operations is set forth below:

Year Ended
December 31, 1999

(In thousands, except
per share data)
Net revenue
Broadcom (as originally reported on Form 10-K)	$518,183
Pooling-of-interests transactions	3,042

Total	$521,225

Net income (loss)
Broadcom (as originally reported on Form 10-K)	$83,287
Pooling-of-interests transactions	(10,816)

Total	$72,471

Diluted earnings (loss) per share
Broadcom (as originally reported on Form 10-K)	$.36
Pooling-of-interests transactions	(.05)

Total	$.31

      The historical numbers of shares of the acquired companies’ respective common stock and common stock equivalents have been converted to equivalent shares of the Company’s common stock based on the applicable exchange ratios used to convert the outstanding shares of each of these companies on their acquisition dates.

      Included in net revenue for the year ended December 31, 2000 were aggregate revenues of $0.3 million earned by acquired companies prior to the respective closings of the four pooling-of-interests acquisitions that were consummated in 2000. Included in net loss for the year ended December 31, 2000 were aggregate net losses of $8.8 million from these companies incurred prior to the respective closings of the acquisitions.

      AltoCom recorded approximately $6.4 million in 1999 representing accretion to the redemption value of its preferred stock. Such amount has been presented as a reduction of retained earnings (accumulated deficit) in the consolidated statements of shareholders’ equity.

     Merger-Related Costs

      In connection with the pooling-of-interests transactions that occurred in 2000 and 1999, the Company recorded approximately $4.7 million and $15.2 million in charges during the respective years for direct and other merger-related costs and certain restructuring programs. Merger transaction costs aggregated approximately $4.7 million and $11.9 million for 2000 and 1999, respectively, and consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs of approximately $3.3 million were incurred in 1999 and included provisions for the disposition of duplicative facilities and assets, write downs of unutilized assets, and adjustments to conform accounting policies to those of the Company. No restructuring costs were incurred in 2000.

4.     Investments

Held-to-Maturity Investments

      At December 31, 2001 all of the Company’s held-to-maturity investments consisted of commercial paper and corporate bonds and federal, state, county and municipal government bonds. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2001
Cash equivalents	$37,230	$—	$(5)	$37,225
Short-term marketable securities	136,028	1,899	(7)	137,920
Long-term marketable securities	109,767	1,629	(284)	111,112

Total	$283,025	$3,528	$(296)	$286,257

December 31, 2000
Cash equivalents	$60,750	$—	$(29)	$60,721
Short-term marketable securities	77,682	25	(34)	77,673
Long-term marketable securities	1,984	11	—	1,995

Total	$140,416	$36	$(63)	$140,389

      Scheduled maturities of held-to-maturity securities were as follows:

	December 31,

	2001		2000

	(In thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year	$173,258	$175,145	$138,432	$138,394
Two years	100,967	102,548	1,984	1,995
Three years	8,800	8,564	—	—

	$283,025	$286,257	$140,416	$140,389

Strategic Investments

      At December 31, 2001 and 2000 the carrying value of the Company’s available-for-sale securities was approximately $15.9 million and $17.3 million, respectively. The carrying values at December 31, 2001 and 2000 include unrealized gains of approximately $7.0 million and an unrealized loss of approximately $3.8 million, respectively, net of tax. The available-for-sale securities consist of shares of public companies and a warrant to purchase shares of a public company that has been valued using the Black-Scholes option-pricing model. During 2001 the Company recorded an impairment charge for these investments in the amount of $22.0 million representing other-than-temporary declines in the value of these security investments. This charge was included in other income (expense), net, in the consolidated statements of operations.

      At December 31, 2001 and 2000 the carrying value of the Company’s investment in equity securities of non-publicly traded companies accounted for on the cost basis was approximately $35.6 million and $29.4 million, respectively. During 2001 the Company recorded an impairment charge for these investments in the amount of $10.7 million representing other-than-temporary declines in the value of these non-marketable equity securities. This charge was included in other income (expense), net, in the consolidated statements of operations.

      In October 2001 the Company purchased an approximate 8% ownership interest in a privately held company for $20.0 million. Also in October 2001 the Company entered into a separate agreement to perform certain development services for the privately held company in exchange for additional equity consideration with an estimated aggregate value of up to approximately $10.0 million if all the development milestones are met. Consistent with the Company’s existing policy, revenue under the development agreement will be recorded under the percentage-of-completion method. No revenue was recognized under this agreement in 2001.

5.     Income Taxes

      For financial reporting purposes, income (loss) before income taxes included the following components:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
United States	$(2,464,048)	$(749,384)	$105,654
Foreign	(334,729)	57,609	(4,353)

	$(2,798,777)	$(691,775)	$101,301

      A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate was as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Statutory federal provision (benefit) for income taxes	$(979,572)	$(242,121)	$35,455
Increase (decrease) in taxes resulting from:
Non-deductible goodwill impairment charge and amortization	670,489	47,945	—
In-process research and development	27,759	249,568	—
State taxes, net of federal benefit	(74,756)	(16,821)	(1,071)
Benefit of research and development tax credits	(13,062)	(41,999)	(14,906)
Valuation allowance	215,210	—	—
Foreign losses without benefit	118,030	—	3,357
Remaining tax rate differential on foreign earnings	4,156	(3,187)	4,379
Other	(24,983)	2,662	1,616

Total provision (benefit) for income taxes	$(56,729)	$(3,953)	$28,830

      The income tax provision (benefit) consisted of the following components:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Current:
Federal	$—	$394,061	$131,300
State	259	86,571	23,574
Foreign	4,156	12,938	4,379

	4,415	493,570	159,253
Deferred:
Federal	54,124	(385,074)	(105,779)
State	(115,268)	(112,449)	(24,644)

	(61,144)	(497,523)	(130,423)

	$(56,729)	$(3,953)	$28,830

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Research and development tax credit carryforwards	$182,573	$117,577
Capitalized research and development costs	67,455	11,003
Net operating loss carryforwards	613,655	504,901
Reserves and accruals not currently deductible for tax purposes	6,967	12,060
California manufacturer’s investment credit carryforwards	747	747
Other	547	445

Gross deferred tax assets	871,944	646,733
Valuation allowance	(375,064)	(6,889)

Deferred tax assets, net	496,880	639,844
Deferred tax liabilities:
Depreciation	(5,994)	(2,083)
Purchased intangible assets and deferred compensation	(185,154)	(275,427)
Other	(16,165)	—

Total deferred tax liabilities	(207,313)	(277,510)

Net deferred tax assets	$289,567	$362,334

      The Company operates under a tax holiday in Singapore, which is effective until April 2004 and may be extended if certain additional requirements are met. The Company recognized a net tax benefit of approximately $7.3 million from this holiday in 2000. No net U.S. tax benefit resulted from the tax holiday or the Company’s foreign operations in 2001 or 1999.

      At December 31, 2001 the Company had federal and state net operating loss carryforwards of $1.694 billion and $364.1 million, respectively, which begin to expire in 2006 and 2003, respectively. These net operating losses are primarily the result of tax deductions related to employee stock option exercises. At December 31, 2001 the Company had federal and state research and development credit carryforwards of $94.0 million and $136.3 million, respectively. These research and development credit carryforwards begin to expire in 2009. Certain state research and development credit carryforwards have no expiration date. Additionally, at December 31, 2001, the Company had California manufacturer’s investment credit carryforwards of $1.1 million, which begin to expire in 2005.

      The Company maintains a valuation allowance against a portion of its deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, and the ability to realize taxable income from the Company’s intellectual property portfolio, management believes it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance.

      If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2001 will be accounted for as follows: approximately $222.1 million will be recognized as a reduction of income tax expense, $17.6 million will be recognized as a reduction of goodwill, and $135.4 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options.

6.     Debt and Other Obligations

      The following is a summary of the Company’s debt, including debt and loans assumed in connection with acquisitions:

	December 31,

	2001	2000

	(In thousands)
Credit facility	$90,000	$—
Note payable	21,051	21,051
Capitalized leases and other obligations payable in varying monthly installments at rates from 7.8% to 14.7%	6,995	2,598

	118,046	23,649
Less short-term debt and current portion of long-term debt	(114,040)	(23,649)

	$4,006	$—

      At the time of its acquisition by the Company, ServerWorks had an existing bank credit facility of up to $125.0 million, of which $90.0 million was outstanding on the date of acquisition. On December 19, 2001 that credit facility was paid in full and terminated. On December 21, 2001 the Company entered into a replacement financing arrangement for a bank credit facility of up to $90.0 million. The Company may choose the rate at which the credit facility bears interest at the rate of either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2001 the interest rate for the credit facility was 2.9%. The Company must pay a commitment fee of 0.35% on any unused balance of the credit facility. At December 31, 2001 $90.0 million was outstanding under the credit facility. The credit facility is due and payable on December 20, 2002.

      At the time of its acquisition by the Company, ServerWorks had a $35.0 million non-interest bearing obligation to a third party. That obligation was paid in April 2001.

      At December 31, 2001 the Company had a note payable to a significant customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At December 31, 2001 the interest rate for the note was 3.59%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation; the Company disputes that assertion and is vigorously defending the lawsuit. See Notes 11 and 12.

7.     Commitments

      The Company leases buildings in Irvine, California that comprise its corporate headquarters and include administration, sales and marketing, research and development and operations functions. The Company also leases engineering design centers in Tempe, Arizona; Los Angeles County, Pleasanton, San Diego and Santa Clara County, California; Duluth, Georgia; Dallas, Texas; and Seattle, Washington. Internationally, the Company leases a distribution center which includes engineering design facilities in Singapore as well as engineering design facilities in Belgium, Canada, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.

      The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2012. Capitalized lease obligations for equipment are payable in varying monthly installments at rates from 7.8% to 14.7%. Future minimum payments under noncancelable capital and operating leases were as follows:

	Operating Leases	Capital Leases

	(In thousands)
2002	$82,111	$2,989
2003	78,192	2,794
2004	65,044	1,212
2005	36,819	—
2006	27,751	—
Thereafter	89,699	—

	$379,616	$6,995

      Facilities rent expense for the years ended December 31, 2001, 2000 and 1999 aggregated $31.0 million, $16.6 million and $6.6 million, respectively.

      The Company had outstanding commitments totaling approximately $2.5 million as of December 31, 2001, primarily for the purchase of engineering design tools and computer hardware and for information systems infrastructure. The Company has guaranteed an aggregate of $1.2 million in loans provided by a financial institution to certain of its employees.

8.     Shareholders’ Equity

Common Stock

      In January 2000 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 400,000,000 to 800,000,000 and in the number of authorized shares of Class B common stock from 200,000,000 to 400,000,000. In September 1999 the Board of Directors approved an increase in the number of authorized shares of Class A common stock from 200,000,000 to 400,000,000 and in the number of authorized shares of Class B common stock from 100,000,000 to 200,000,000. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.”

Stock Splits

      The Company effected 2-for-1 stock splits of its Class A common stock and Class B common stock, in the form of 100% stock dividends, on February 11, 2000 and February 17, 1999. All share numbers and per share amounts contained in these notes and in the consolidated financial statements have been retroactively restated to reflect these changes in the Company’s capital structure.

Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of taxes, were as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net income (loss)	$(2,742,048)	$(687,822)	$72,471
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of taxes of $4,794 in 2001	6,972	(3,799)	—
Reclassification adjustment for realized loss included in net income (loss)	3,799	—	—
Translation adjustments	(54)	(1)	106

Total comprehensive income (loss)	$(2,731,331)	$(691,622)	$72,577

      The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	December 31,

	2001	2000

	(In thousands)
Accumulated unrealized gain (loss) on investments	$6,972	$(3,799)
Accumulated translation adjustments	(66)	(12)

Total accumulated other comprehensive income (loss)	$6,906	$(3,811)

9.     Employee Benefit Plans

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In 2001, 2000 and 1999, 584,484, 479,715 and 737,088 shares, respectively, were issued under this plan at average per share prices of $32.37, $24.54 and $6.81, respectively. At December 31, 2001, 860,114 shares were available for future issuance under this plan.

Stock Option Plans

      The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) is the successor equity incentive program to the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1998 Special Stock Option Plan (together, the “Predecessor Plans”).

      In April 2001 and February 2000, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 25,000,000 and 15,000,000 shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in May 2001 and April 2000, respectively.

      The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of new hires generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months.

      Options granted under the 1994 Plan were exercisable immediately upon issuance. The Company has reserved the right to repurchase all unvested shares held by a participant upon the participant’s termination of service, at the original purchase price. At December 31, 2001 there were unvested options outstanding to purchase 3,716,644 shares of common stock under the 1994 Plan that were exercisable subject to repurchase agreements.

      At the discretion of the Board of Directors or the Plan Administrator, the Company may make full-recourse interest bearing secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period.

      As of December 31, 2001, 120,317,807 shares of common stock were reserved for issuance under the 1998 Plan, including outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. Beginning in 2000, the increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the preceding year, subject to an annual share limit.

      In October 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 1999, 40,542 options were granted under the 1999 Plan, to certain employees of acquired companies in connection with assumed employment agreements, at a weighted-average exercise price of $2.84. As of December 31, 2001, 984,014 shares of common stock were reserved for issuance under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”

      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company. As of December 31, 2001, 9,594,848 and 731,737 shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans. In addition, the number of options assumed under the SiByte and ServerWorks plans may be increased if certain future internal performance goals are achieved (see Note 3). In 2001, 2000 and 1999 the Company assumed loans to option holders of acquired companies of approximately $756,000, $13.7 million and $394,000, respectively, related to stock options that were exercised prior to the acquisitions.

Combined Option Plan Activity

      Activity under the stock option plans during 2001, 2000 and 1999 is set forth below:

			Options Outstanding

						Weighted
	Shares					Average
	Available for		Number of		Price Range	Exercise Price
	Grant		Shares		Per Share	Per Share

Balance at December 31, 1998	16,665,244		46,030,237		$.02 - $ 30.19	$7.03
Additional shares reserved	22,619,168		—		—	—
Options granted under Broadcom Plans	(23,015,952)		23,015,952		2.80 - 122.84	52.31
Options assumed under pooling-of-interest plans	—		1,432,387		.02 - 56.33	5.69
Options canceled	504,086		(552,827)		.02 - 89.53	24.42
Option shares repurchased	2,750		—		—	—
Options exercised	—		(9,917,307)		.02 - 54.50	2.53

Balance at December 31, 1999	16,775,296		60,008,442		.02 - 122.84	24.94
Additional shares reserved	24,416,902		—		—	—
Options granted under Broadcom Plans	(25,957,719)		25,957,719		77.50 - 213.06	133.57
Options assumed under pooling-of-interest plans	—		139,404		4.13 - 140.60	70.96
Options assumed in purchase transactions	—		5,078,672		.02 - 219.48	49.25
Options canceled	1,542,472		(1,629,274)		.02 - 213.06	63.54
Options exercised	—		(10,014,617)		.02 - 155.50	13.00

Balance at December 31, 2000.	16,776,951		79,540,346		.02 - 219.48	62.70
Additional shares reserved	35,987,421		—		—	—
Options granted under Broadcom Plans	(51,802,614	)(1)	51,802,614	(1)	18.77 - 39.75	34.41
Options assumed in purchase transactions	—		6,199,038		.02 - 71.56	6.27
Options canceled	23,756,248	(2)	(24,788,587	)(2)	.02 - 213.06	112.30
Options exercised	—		(5,843,011)		.02 - 112.66	7.26

Balance at December 31, 2001	24,718,006		106,910,400		$.02 - $213.06	$36.74

(1)	Includes 18,616,372 replacement options and 3,878,073 supplemental options issued pursuant to the Company’s 2001 stock option exchange offer to employees.

(2)	Includes 18,716,811 options cancelled pursuant to the Company’s 2001 stock option exchange offer to employees.

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2001 were as follows:

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ .02 to $ 2.50	15,184,442	6.24	$1.06	11,569,241	$.95
2.53 to 18.77	11,391,053	8.73	13.80	3,342,318	10.30
18.86 to 23.58	11,922,569	7.48	21.35	2,592,322	20.79
24.47 to 33.68	18,771,021	9.17	32.89	3,987,297	31.80
34.38 to 39.75	26,844,469	9.89	39.59	8,006,948	39.50
41.84 to 56.63	12,691,277	7.66	50.45	6,606,816	50.33
63.91 to 118.38	6,874,602	8.56	99.74	1,804,394	85.58
120.26 to 219.48	3,230,967	8.30	154.25	1,469,692	155.43

      Additional information relating to the stock option plans was as follows:

	December 31,

	2001	2000	1999

Nonvested common shares subject to repurchase	4,790,889	4,091,270	4,382,839
Weighted average per share repurchase price	$.55	$4.54	$.53
Unvested options outstanding	71,248,016	66,217,054	53,214,648
Vested options outstanding	35,662,384	13,323,292	6,793,794
Total shares of common stock reserved for stock option plans	131,628,406	96,317,297	76,783,738

      The Company recorded deferred compensation for restricted common stock and employee stock options assumed in acquisitions in accordance with FIN 44. Net deferred compensation is presented as a reduction to shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options. Activity recorded in the components of net deferred compensation was as follows:

	December 31,

	2001	2000

	(In thousands)
Pooling-of-interests transactions	$—	$605
Purchase transactions	377,877	1,241,643
Terminations	(84,567)	(6,235)

	$293,310	$1,236,013

      The components of stock-based compensation expense were derived from the following categories:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Broadcom	$1,426	$1,612	$1,619
Pooling-of-interests transactions	2,938	3,557	3,094
Purchase transactions	505,924	107,921	—
Non-employees	722	7,119	—

	$511,010	$120,209	$4,713

Included in this amount is approximately $11.1 million of stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees, which was classified as a restructuring cost in 2001. In addition, approximately $0.3 million and $1.0 million of stock-based compensation expense was classified as merger-related costs in 2000 and 1999, respectively.

      Outstanding stock options assumed in the Allayer, SiByte and ServerWorks acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until all performance goals are satisfied or until the options are exercised, forfeited, cancelled or expired. Included in the components of stock-based compensation expense amounts above, the Company recorded approximately $35.0 million of stock-based compensation expense in 2001 related to stock options subject to variable accounting, using the fair market value of $40.87 per share (the closing price of the Company’s Class A common stock on December 31, 2001). At December 31, 2001 there were 3,379,974 options subject to variable accounting, of which 751,400 are vested and 2,628,574 are unvested. These options have a weighted average per share exercise price of $8.68 and an average life of approximately three years. See Notes 1 and 3.

Stock Option Exchange Offer

      On June 23, 2001 the Company completed an offering to Company employees of the opportunity to voluntarily exchange certain stock options or receive supplemental option grants. Under this program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $45.00 per share, for new options to purchase an equal number of shares of the Company’s Class A common stock that were not to be issued until at least six months and one day after the options to be exchanged were cancelled by the Company. The grant price for the new options would be the last reported trading price of the Company’s Class A common stock on the grant date. Options to purchase 18,716,811 shares with a weighted-average exercise price of $128.35 were tendered for exchange pursuant to this program. On June 23, 2001 those options were accepted and cancelled by the Company.

      As an alternative, the eligible employees were given the opportunity to retain their existing eligible options and receive a supplemental grant of options to acquire the Company’s Class A common stock. The supplemental option grant size depended on the number of shares underlying and the exercise price of the holder’s existing eligible options, with larger grants going to those holding higher-priced options. Under this alternative, new options to purchase 3,878,073 shares of common stock were granted June 24, 2001 at an exercise price of $33.68 per share.

      On December 24, 2001 the Company granted replacement options to purchase 18,616,372 shares of its Class A common stock to employees who tendered options under the stock option exchange offer, at an exercise price of $39.75 per share.

      Certain of the Company’s employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that were accounted for using the purchase method of accounting, the Company has recorded deferred compensation with respect to those options. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company recorded approximately $8.9 million of accelerated deferred compensation expense related to exchanged assumed options in 2001.

Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

      The pro forma statement of operations data of the Company set forth below gives effect to valuing stock-based awards to employees using the Black-Scholes option-pricing model instead of the guidelines provided by APB 25. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an option valuation.

      The per share fair value of options granted has been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights

	2001	2000	1999	2001	2000	1999

Expected life (in years)	3.00	3.00	3.50	1.17	1.75	1.42
Volatility	0.90	0.90	0.80	0.90	0.90	0.80
Risk-free interest rate	4.09%	6.20%	6.00%	4.09%	6.20%	6.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$27.13	$93.31	$30.25	$21.48	$37.36	$4.60

      For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net income (loss)
As reported	$(2,742,048)	$(687,822)	$72,471
Pro forma	(3,408,247)	(1,101,751)	(116,765)
Basic earnings (loss) per share
As reported	$(10.79)	$(3.13)	$.36
Pro forma	(13.42)	(5.01)	(.58)
Diluted earnings (loss) per share
As reported	$(10.79)	$(3.13)	$.31
Pro forma	(13.42)	(5.01)	(.50)

Defined Contribution 401(k) Savings and Investment Plan

      The Company sponsors a defined contribution 401(k) savings and investment plan, which was established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2001, 2000 or 1999.

10.     Impairment of Goodwill and Restructuring Costs

Impairment of Goodwill

      Due to the recent significant economic slowdown and reduction in near-term demand in the technology sector and the semiconductor industry, the Company performed an assessment in accordance with SFAS 121 of the carrying values of purchased intangible assets recorded in connection with its various acquisitions. As a result of the assessment, the Company concluded the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, the Company recorded a charge of $1.182 billion during 2001 to write down the value of goodwill associated with certain of its purchase transactions. Impairment was based on the excess of the carrying amount of the goodwill over its fair value. Fair value was determined using a weighted average of the market approach and the discounted future cash flows for the businesses that had separately distinguishable asset balances and cash flows. The cash flow period used was five years, with a discount rate ranging from 33% to 40%, and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates.

Restructuring Costs

      In the second quarter of 2001 the Company announced and began implementing a plan to restructure its operations in response to the then current challenging economic climate. This restructuring plan has resulted and will result in certain business unit realignments, workforce reductions and consolidation of excess facilities. During 2001 the Company recorded restructuring costs totaling $34.3 million, which were classified as operating expense in the consolidated statements of operations. The Company anticipates recording further restructuring costs in 2002 as it continues to implement this plan.

      Through December 31, 2001 the restructuring plan resulted in the termination of employment of approximately 160 employees across all business functions and geographic regions. The Company recorded workforce reduction charges of approximately $16.1 million related to severance and fringe benefits. Included in this amount is approximately $11.1 million of stock-based compensation expense resulting from an extension of the exercise period for vested stock options of the terminated employees. In addition, the number of temporary and contract workers employed by the Company was also reduced.

      During 2001 the Company recorded charges of approximately $18.2 million for the consolidation of excess facilities, relating primarily to lease terminations and non-cancelable lease costs.

      A summary of the restructuring costs was as follows:

				Restructuring
				Liabilities at
	Total Costs	Non-Cash Costs	Cash Payments	December 31, 2001

	(In thousands)
Workforce reductions	$16,100	$(11,070)	$(4,906)	$124
Consolidation of excess facilities	18,181	(1,638)	(6,073)	10,470

Total	$34,281	$(12,708)	$(10,979)	$10,594

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2006.

11.     Litigation

      In August 2000 Intel Corporation filed a complaint in the United States District Court for the District of Delaware against the Company asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company denied Intel’s allegations of infringement and asserted related defenses and counterclaims in its October 2001 answer to the complaint. A patent claims construction hearing was held in September 2001 and the court issued a claims construction order November 6, 2001. In the first phase of the trial, which concluded in December 2001 and involved two of the five patents in the suit, a Delaware jury unanimously determined that Intel’s networking patent and digital video patent at issue were not infringed by the Company. Additionally, the jury unanimously determined that Intel’s networking patent was invalid. The court has not yet set a date to try claims relating to Intel’s remaining three patents or the Company’s counterclaims against Intel.

      In November 2001 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two Company patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. In December 2001 the Company amended its complaint against Intel in Texas asserting that Intel also infringes a third Company patent relating to high-speed networking. Intel denied the Company’s allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California. The court has not yet ruled on Intel’s motion to transfer. A patent claims construction hearing in this case is scheduled for August 2002, and trial is scheduled for February 2003.

      In January 2002 Intel moved to amend its patent complaint against the Company in the United States District Court for the District of Delaware asserting that the Company infringes four additional Intel patents relating to video compression and direct memory access. The Company opposed Intel’s motion, and filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the four additional patents are not infringed. The Delaware court has not yet ruled on Intel’s motion to amend its complaint, and discovery has not yet commenced in either forum.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company’s BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Later Microtune amended its Complaint to accuse additional products of infringement, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. The parties are currently conducting discovery in the action. A hearing on patent claims construction was held March 14-15, 2002, and trial is scheduled to begin in October 2002.

      Although the Company believes that it has strong defenses to Intel’s claims in the Delaware action and to Microtune’s claims in the Texas action and is defending both actions vigorously, a finding of infringement by the Company as to one or more patents in either of these actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      In the period from March through May 2001, the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California,(1) alleging violations of the Securities Exchange Act of 1934, as amended (the “1934 Act”). In June 2001 the court consolidated all thirty-one lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. The Court also appointed the Minnesota State Board of Investment as the lead plaintiff for the consolidated action. A consolidated amended complaint was filed October 1, 2001. The complaint named the same parties as defendants, and purported to state claims against them on behalf of all persons who purchased Broadcom public securities, or bought or sold options on Broadcom stock, between July 31, 2000 and February 26, 2001. The alleged claims were brought under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. The essence of the allegations was that the defendants intentionally failed to properly account for the financial impact of performance-based warrants assumed in connection with Broadcom’s acquisitions of Altima Communications, Inc., Silicon Spice, Inc., Allayer Communications, SiByte, Inc., and Visiontech Ltd., which plaintiffs alleged had the effect of materially overstating the Company’s reported financial results. Plaintiffs alleged that the defendants intentionally engaged in this alleged improper accounting practice to inflate the value of the Company’s stock and thereby obtain alleged illegal insider trading proceeds, as well as to facilitate the use of the Company’s stock as consideration in other acquisitions. Plaintiffs also alleged generally that there was inadequate disclosure regarding the warrants and the terms of the particular agreements at issue. The Company filed a motion to dismiss the complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure, and that motion was granted by the District Court on March 11, 2002. The court granted plaintiffs leave to file a second amended complaint within twenty days of the court’s order, and the Company anticipates that plaintiffs will do so. The Company believes the purported shareholder class action is without merit and intends to defend any amended complaint vigorously.

      In the period from March through June 2001, the Company, along with its directors and Chief Financial Officer, and other officers of the Company, was also sued in five purported shareholder derivative actions. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the Superior Court dated June 21, 2001, these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. These purported derivative lawsuits are based upon the same general set of alleged facts and circumstances outlined above in connection with the purported shareholder class action. These lawsuits were filed as purported shareholder derivative actions under California law and allege that certain of the individual defendants sold shares while in possession of material inside information (and that other individual defendants aided and abetted this activity) in purported breach of their fiduciary duties to the Company. The complaints also allege breaches of fiduciary duties and “gross mismanagement, waste of corporate assets and abuse of control” based upon the same general set of alleged facts and circumstances alleged in the federal class action, and upon an additional allegation (made only in the state derivative action) that the defendants intentionally failed to properly account for the financial impact of warrants assumed in connection with the Company’s acquisition of NewPort Communications, Inc. The complaints also purport to allege violations of the California Corporations Code against certain of the individual defendants for alleged insider trading. Pursuant to court order, on March 8, 2002 the plaintiffs filed their consolidated amended complaint in the state action. The Company has not yet answered the consolidated amended complaint in the state action or the complaint in the federal Aiken action. The Company believes the allegations in these purported derivative actions are also without merit and intends to defend the actions vigorously.

      In February 2002 an additional securities fraud complaint brought by several persons and entities suing individually (i.e., not a class action) was filed in the Superior Court of the State of California for the County of Orange, against the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer, entitled Arenson, et al. v. Broadcom Corp., et al. This lawsuit purports to assert claims for violations of the California Corporations Code, and intentional and negligent misrepresentation, and seeks rescission of plaintiffs’ alleged purchases of Company stock, based upon the same general set of

(1)	One complaint was originally filed in the United States District Court for the Southern District of California and was subsequently transferred to the Central District of California.

alleged facts and circumstances outlined above in connection with the purported shareholder class action. The Company has not yet responded to this complaint but believes the allegations in this lawsuit are also without merit and intends to defend the action vigorously.

      In August 2001 3Com Corporation filed a complaint against the Company in California Superior Court asserting that the Company breached the terms of a promissory note in the original principal amount of $21.1 million issued by the Company in connection with its acquisition of warrants to purchase common stock of 3Com (see Notes 6 and 12). The complaint seeks the recovery of alleged monetary damages, including principal and interest, together with attorneys’ fees and other costs. In January 2002 the Company answered the complaint, generally denying the allegations and asserting affirmative defenses. The parties are currently in the initial stages of discovery in the action, and the court has scheduled a case management conference for May 2002. Although the Company believes that it has strong defenses and potential counterclaims to 3Com’s claims and is defending the action vigorously, a finding of breach by the Company could lead to liability for monetary damages, attorneys’ fees and other costs.

      In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., asserting that Altima’s AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement. Altima filed an answer and affirmative defenses to the complaint. In March 2000 Level One filed a related complaint with the U.S. International Trade Commission (ITC) seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) In July 2000 Intel and Level One filed a second complaint with the ITC asserting that certain of Altima’s repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. In September 2000, Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

      On October 24, 2001, the ITC issued a Limited Exclusion Order (“Order”) that excludes from importation into the United States integrated repeaters, such as Altima’s AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities and that are covered by Intel’s U.S. Patent No. 5,894,410. The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. The Company believes that exclusion of the AC105R and AC108 devices will not have a material impact on the businesses of Altima or the Company. Altima and the Company have each filed motions at the ITC to explicitly limit the Order to the AC105R and AC108 products. Altima and the Company have also each filed notices of appeal with the United States Court of Appeals for the Federal Circuit challenging the Order on both substantive and procedural grounds.

      In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed and Level One’s action against Altima in the Eastern District Court of California was resumed. On February 20, 2002 Intel and Level One moved to dismiss Altima’s claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. Intel has indicated that Intel and Level One will not sue Altima for infringement of any claims of these two patents with respect to products previously or currently manufactured or sold by Altima. Although these district court proceedings are in their initial phases, Altima intends to vigorously contest any allegation of patent infringement. However, an adverse determination that Altima products infringe any of the patents at issue could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. An adverse determination could also result in indemnification claims by Altima’s customers or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima’s, and possibly the Company’s, business, results of operations and financial condition.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company or its subsidiaries will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the consolidated financial statements.

12.     Significant Customer and Supplier Information

      During 2001, 2000 and 1999, the Company had a total of three customers whose purchases represented a significant portion of the Company’s net revenue in certain or all years. Net revenue from one customer represented approximately 18.2% in 2001, 23.2% in 2000 and 30.3% in 1999 of the Company’s net revenue for the respective year. Net revenue from a second customer was approximately 15.1% in 2000 and 18.0% in 1999 of the Company’s net revenue for the respective year. Net revenue from a third customer accounted for approximately 14.1% in 2000 and 10.6% in 1999 of the Company’s net revenue for the respective year. No other customer represented more than 10% of the Company’s annual net revenue in these years.

      In December 2000 the Company entered into a strategic alliance agreement with a significant customer. (The agreement was terminated by the Company in November 2001.) In connection with the agreement, the Company acquired vested warrants to purchase up to 7.1 million shares of the customer’s common stock at a price of $9.31 per share, which warrants expire December 4, 2002. In exchange for the warrants, the Company executed a $21.1 million note, which bears interest at the rate of LIBOR plus 1% per year, adjusted quarterly, and is due December 4, 2002. The note becomes immediately due and payable on a pro rata basis should the Company exercise and sell shares under the warrant agreement. The warrants are classified as long-term available-for-sale securities included in other assets (see Notes 2 and 4) and the related note payable is classified as a current liability (see Note 6). The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation; the Company disputes that assertion and is vigorously defending the lawsuit. See Note 11.

      Export revenue to all foreign customers as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2001	2000	1999

Asia	15.1%	11.8%	11.7%
Europe	6.3	8.3	5.4
Other	1.9	0.2	0.1

	23.3%	20.3%	17.2%

      The Company does not own or operate a fabrication facility. Five independent third-party foundries in Asia currently supply substantially all of the Company’s semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company’s products. In addition, substantially all of the Company’s products are assembled and tested by one of four independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

13.     Quarterly Financial Data (Unaudited)

      The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Broadcom, which have been restated to include the operations of each of the companies acquired in pooling-of-interests transactions as if they had combined with the Company prior to the beginning of each period presented:

					Basic	Diluted
					Earnings	Earnings
	Net	Gross	Net Income		(Loss)	(Loss)
	Revenue	Profit	(Loss)		Per Share	Per Share

	(In thousands, except per share data)
Year Ended December 31, 2001
First Quarter	$310,501	$147,549	$(356,852	)(1)	$(1.43)	$(1.43)
Second Quarter	210,908	78,344	(436,394	)(2)	(1.73)	(1.73)
Third Quarter	213,591	83,759	(1,619,216	)(3)	(6.36)	(6.36)
Fourth Quarter	226,821	94,436	(329,586)		(1.27)	(1.27)
Year Ended December 31, 2000
First Quarter	$191,591	$112,514	$38,629		$.18	$.15
Second Quarter	245,177	142,657	55,897		.26	.22
Third Quarter	319,155	182,217	(14,078	)(4)	(.06)	(.06)
Fourth Quarter	340,237	174,553	(768,270	)(5)	(3.28)	(3.28)

(1)	Includes in-process research and development expense of $109.7 million

(2)	Includes restructuring costs of $18.2 million

(3)	Includes restructuring costs of $16.1 million, impairment of goodwill of $1.182 billion and loss on strategic investments of $32.7 million

(4)	Includes in-process research and development expense of $45.7 million

(5)	Includes in-process research and development expense of $667.4 million

14.     Subsequent Events

      In March 2002 the Board of Directors adopted an amendment to the 1998 Stock Incentive Plan, as amended and restated, to, among other things, increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 13,000,000 shares. In addition, the Board of Directors adopted an amendment to the Company’s 1998 Employee Stock Purchase Plan, as amended, to (i) increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 3,000,000 shares and (ii) add an automatic share increase provision to the plan pursuant to which the shares of Class A common stock reserved for issuance under the plan would automatically increase on the first trading day of January in each year, beginning with the year 2003, by an amount equal to twenty-five hundredths of one percent (.25%) of the total number of shares of Class A common stock and Class B common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to an annual share limit. These matters will be submitted for approval by the shareholders at the 2002 Annual Meeting of Shareholders.

Exhibits and Financial Statement Schedules

      The following Exhibits are attached hereto and incorporated herein by reference.

Exhibit
Number		Description

2.1	(1)	Merger Agreement and Plan of Reorganization by and between the registrant and Innovent Systems, Inc. dated as of June 10, 2000.
2.2†	(2)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, AC Acquisition Corp., and Altima Communications, Inc. dated as of July 28, 2000.
2.3	(3)	Merger Agreement and Plan of Reorganization by and among the registrant, NewPort Communications, Inc. and the Other Parties Signatory Thereto dated as of August 9, 2000.
2.4	(4)	Merger Agreement and Plan of Reorganization by and among the registrant, Silicon Spice Inc. and the Other Parties Signatory Thereto dated as of August 3, 2000.
2.5	(5)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, SiByte, Inc., and the Other Parties Signatory Thereto dated as of December 6, 2000.
2.6	(6)	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.
2.7	(7)	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.
3.1	(8)	Amended and Restated Articles of Incorporation of the registrant.
3.1.1	(9)	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.
3.2	(10)	Bylaws of the registrant, as amended through February 29, 2000.
10.1	(8)	Form of Indemnification Agreement for Directors of the registrant.
10.2	(8)	Form of Indemnification Agreement for Officers of the registrant.
10.3	(8)	1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.
10.4	(11)	1998 Stock Incentive Plan (as amended and restated through April 20, 2001).
10.4.1	(12)	1998 Stock Incentive Plan form of Stock Option Agreement.
10.4.2	(13)	1998 Stock Incentive Plan forms of Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.
10.5	(14)	1998 Employee Stock Purchase Plan, as amended, and forms of ESPP Stock Purchase Agreement and Enrollment/ Change Form.
10.8†	(8)	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.
10.10	(8)	Registration Rights Agreement dated February 26, 1996 among the registrant and certain of its shareholders, as amended.
10.12	(8)	1998 Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.
10.15	(15)	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.
10.16†	(9)	Amendment to Development, Supply and License Agreement dated November 22, 2000 between the Registrant and General Instrument Corporation.
10.17		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.
10.18		Lease dated November 20, 2000 together with Second Amendment to Lease dated March 30, 2001 between the registrant and Sobrato Interests.
10.19		Credit Agreement dated December 21, 2001 between the registrant and Bank of America N.A.
11.1		Statement Regarding Computation of Earnings Per Share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Auditors.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant August 2, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant September 22, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 18, 2000.

(4)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 23, 2000.

(5)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant December 29, 2000.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 18, 2001.

(7)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 31, 2001.

(8)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-45619).

(9)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A, filed by the registrant April 27, 2001.

(12)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-71338).

(13)	Incorporated by reference to Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(14)	Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(15)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-65117).

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

Financial Statement Schedules

(1) Report of Independent Auditors on Financial Statement Schedule	S-1
(2) Schedule II – Consolidated Valuation and Qualifying Accounts	S-2

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 18, 2002.

BROADCOM CORPORATION

By:	/s/ HENRY T. NICHOLAS

Henry T. Nicholas III, Ph.D.
President, Chief Executive Officer and
Co-Chairman

POWER OF ATTORNEY

      We, the undersigned officers and directors of Broadcom Corporation, do hereby constitute and appoint Henry T. Nicholas III, Ph.D., and William J. Ruehle, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HENRY T. NICHOLAS Henry T. Nicholas III, Ph.D.	President, Chief Executive Officer and Co-Chairman (Principal Executive Officer)	March 18, 2002

/s/ HENRY SAMUELI Henry Samueli, Ph.D.	Vice President of Research & Development, Chief Technical Officer and Co-Chairman	March 18, 2002

/s/ GEORGE L. FARINSKY George L. Farinsky	Director	March 18, 2002

/s/ ALAN E. ROSS Alan E. Ross	Director	March 18, 2002

/s/ WERNER F. WOLFEN Werner F. Wolfen	Director	March 18, 2002

/s/ WILLIAM J. RUEHLE William J. Ruehle	Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2002

/s/ SCOTT J. POTERACKI Scott J. Poteracki	Corporate Controller and Senior Director of Finance (Principal Accounting Officer)	March 18, 2002

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

Broadcom Corporation

      We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 23, 2002 (except for Notes 3, 11 and 14 as to which the date is March 15, 2002). Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California

January 23, 2002, except for
Notes 3, 11 and 14 as to which
the date is March 15, 2002

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,303	$450	$4,228	$1,606	$5,375
Sales returns and allowances	6,841	36,927	2,511	26,725	19,554
Reserve for excess and obsolete inventory	13,116	1,862	2,139	—	17,117
Reserve for warranty	3,352	1,542	7,990	7,221	5,663
Restructuring reserve	—	34,281	—	23,687	10,594

Total	$25,612	$75,062	$16,868	$59,239	$58,303

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,409	$1,258	$—	$364	$2,303
Sales returns and allowances	4,283	9,359	2,337	9,138	6,841
Reserve for excess and obsolete inventory	3,275	7,772	2,069	—	13,116
Reserve for warranty	3,661	796	—	1,105	3,352

Total	$12,628	$19,185	$4,406	$10,607	$25,612

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$941	$596	$—	$128	$1,409
Sales returns and allowances	4,226	5,396	—	5,339	4,283
Reserve for excess and obsolete inventory	4,783	233	—	1,741	3,275
Reserve for warranty	2,022	1,856	—	217	3,661

Total	$11,972	$8,081	$—	$7,425	$12,628

S-2

Exhibit Index

Exhibit
Number		Description

2.1	(1)	Merger Agreement and Plan of Reorganization by and between the registrant and Innovent Systems, Inc. dated as of June 10, 2000.
2.2	†(2)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, AC Acquisition Corp., and Altima Communications, Inc. dated as of July 28, 2000.
2.3	(3)	Merger Agreement and Plan of Reorganization by and among the registrant, NewPort Communications, Inc. and the Other Parties Signatory Thereto dated as of August 9, 2000.
2.4	(4)	Merger Agreement and Plan of Reorganization by and among the registrant, Silicon Spice Inc. and the Other Parties Signatory Thereto dated as of August 3, 2000.
2.5	(5)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, SiByte, Inc., and the Other Parties Signatory Thereto dated as of December 6, 2000.
2.6	(6)	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.
2.7	(7)	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.
3.1	(8)	Amended and Restated Articles of Incorporation of the registrant.
3.1.1	(9)	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.
3.2	(10)	Bylaws of the registrant, as amended through February 29, 2000.
10.1	(8)	Form of Indemnification Agreement for Directors of the registrant.
10.2	(8)	Form of Indemnification Agreement for Officers of the registrant.
10.3	(8)	1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.
10.4	(11)	1998 Stock Incentive Plan (as amended and restated through April 20, 2001).
10.4.1	(12)	1998 Stock Incentive Plan form of Stock Option Agreement.
10.4.2	(13)	1998 Stock Incentive Plan forms of Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.
10.5	(14)	1998 Employee Stock Purchase Plan, as amended, and forms of ESPP Stock Purchase Agreement and Enrollment/ Change Form.
10.8	†(8)	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.
10.10	(8)	Registration Rights Agreement dated February 26, 1996 among the registrant and certain of its shareholders, as amended.
10.12	(8)	1998 Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.
10.15	(15)	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.
10.16	†(9)	Amendment to Development, Supply and License Agreement dated November 22, 2000 between the registrant and General Instrument Corporation.
10.17		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.
10.18		Lease dated November 20, 2000 together with Second Amendment to Lease dated March 30, 2001 between the registrant and Sobrato Interests.
10.19		Credit Agreement dated December 21, 2001 between the registrant and Bank of America N.A.
11.1		Statement Regarding Computation of Earnings Per Share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Auditors.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant August 2, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant September 22, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 18, 2000.

(4)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 23, 2000.

(5)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant December 29, 2000.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 18, 2001.

(7)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 31, 2001.

(8)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-45619).

(9)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A, filed by the registrant April 27, 2001.

(12)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-71338).

(13)	Incorporated by reference to Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(14)	Incorporated by reference to Exhibits 99.12 through 99.14 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(15)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-65117).

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

Financial Statement Schedules

(1) Report of Independent Auditors on Financial Statement Schedule	S-1
(2) Schedule II – Consolidated Valuation and Qualifying Accounts	S-2

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.