Form 10-Q
period 2002-03-31
BROADCOM CORP
filed 2002-05-15
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission file number: 000-23993

Broadcom Corporation

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0480482 (I.R.S. Employer Identification No.)

16215 Alton Parkway
Irvine, California 92618-3616
(Address of principal executive offices and zip code)

(949) 450-8700
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

         The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2002: 195,053,934 shares of Class A common stock and 73,508,255 shares of Class B common stock.

Broadcom®, the pulse logo® and SystemI/O™ are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2002 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$395,786	$403,758

Short-term marketable securities	188,769	136,028

Accounts receivable, net	74,291	57,187

Inventory	24,874	22,267

Deferred taxes	13,651	13,651

Prepaid expenses and other current assets	40,812	40,840

Total current assets	738,183	673,731

Property and equipment, net	147,914	157,336

Long-term marketable securities	64,704	109,767

Deferred taxes	275,916	275,916

Goodwill, net	2,253,756	2,241,632

Purchased intangible assets, net	66,436	97,108

Other assets	67,952	67,808

Total assets	$3,614,861	$3,623,298

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$134,526	$103,032

Wages and related benefits	41,151	35,839

Deferred revenue	25,231	29,495

Accrued liabilities	143,104	129,476

Short-term debt and current portion of long-term debt	113,903	114,040

Total current liabilities	457,915	411,882

Commitments and contingencies

Long-term debt, less current portion	3,338	4,006

Shareholders’ equity:

Common stock	27	26

Additional paid-in capital	7,515,603	7,529,685

Notes receivable from employees	(13,995)	(14,452)

Deferred compensation	(837,200)	(964,916)

Accumulated deficit	(3,515,906)	(3,349,839)

Accumulated other comprehensive income	5,079	6,906

Total shareholders’ equity	3,153,608	3,207,410

Total liabilities and shareholders’ equity	$3,614,861	$3,623,298

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Net revenue	$238,800	$310,501

Cost of revenue(a)	134,122	162,952

Gross profit	104,678	147,549

Operating expense:

Research and development(b)	111,694	109,532

Selling, general and administrative(b)	40,474	39,404

Stock-based compensation	101,464	115,753

Amortization of purchased intangible assets	5,384	6,097

Restructuring costs	4,822	—

Amortization of goodwill	—	200,657

In-process research and development	—	109,710

Litigation settlement costs	—	3,000

Loss from operations	(159,160)	(436,604)

Interest income, net	3,440	8,140

Other expense, net	(4,347)	(1,117)

Loss before income taxes	(160,067)	(429,581)

Provision (benefit) for income taxes	6,000	(72,729)

Net loss	$(166,067)	$(356,852)

Basic and diluted loss per share	$(0.63)	$(1.43)

Weighted average shares (basic and diluted)	261,999	249,689

(a) Cost of revenue includes the following:

Stock-based compensation expense	$3,349	$3,897

Amortization of purchased intangible assets	13,164	11,578

	$16,513	$15,475

(b) Stock-based compensation expense is excluded from the following:

Research and development expense	$69,786	$77,480

Selling, general and administrative expense	31,678	38,273

	$101,464	$115,753

Amortization of purchased intangible assets is excluded from the following:

Research and development expense	$5,161	$5,886

Selling, general and administrative expense	223	211

	$5,384	$6,097

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities

Net loss	$(166,067)	$(356,852)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	16,506	11,460

Stock-based compensation expense	104,813	119,650

Amortization of purchased intangible assets	18,548	17,675

Amortization of goodwill	—	200,657

In-process research and development	—	109,710

Non-cash restructuring charges	1,006	—

Deferred taxes	—	(61,745)

Non-cash development revenue	(3,000)	—

Loss on strategic investments	4,146	—

Change in operating assets and liabilities:

Accounts receivable	(17,104)	65,002

Inventory	(2,607)	(22,261)

Prepaid expenses and other assets	(212)	(9,315)

Accounts payable	31,494	14,256

Other accrued liabilities	14,676	(21,019)

Net cash provided by operating activities	2,199	67,218

Investing activities

Purchases of property and equipment, net	(8,090)	(30,201)

Purchases of strategic investments	(3,000)	—

Net cash received from purchase transactions	—	40,992

Proceeds from sales of marketable securities	39,822	71,288

Purchases of marketable securities	(47,500)	(139,197)

Net cash used in investing activities	(18,768)	(57,118)

Financing activities

Payments on debt obligations	(805)	(668)

Net proceeds from issuance of common stock	8,945	23,527

Proceeds from warrants earned by customers	—	7,617

Proceeds from repayment of notes receivable	457	310

Net cash provided by financing activities	8,597	30,786

Increase (decrease) in cash and cash equivalents	(7,972)	40,886

Cash and cash equivalents at beginning of year	403,758	523,904

Cash and cash equivalents at end of period	$395,786	$564,790

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1. Summary of Significant Accounting Policies

The Company

         Broadcom Corporation (the “Company”) designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; Voice over Internet Protocol; carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; digital subscriber lines; wireless communications; SystemI/O™ server solutions; and broadband network processors.

Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and the consolidated results of the Company’s operations and cash flows for the three months ended March 31, 2002 and 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

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

Goodwill and Purchased Intangible Assets

         In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

         In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the impairment test, which must be completed by June 30, 2002, will identify potential impairment of goodwill and indefinite-lived intangible assets. The second step of the impairment test, which must be completed prior to the issuance of the 2002 annual financial statements, will measure the amount of impairment loss, if any.

         As required by SFAS 142, the Company ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142. The Company has begun performing the first of the required impairment tests under the new rules but has not yet determined the effect, if any, the impairment tests will have on its results of operations and financial condition. If impairment is indicated as a result of these tests, the Company will record such impairment in its 2002 annual financial statements as a cumulative effect of a change in accounting principle effective January 1, 2002.

         The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three months ended March 31, 2001:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands,
	except per share data)

Net loss – as reported	$(166,067)	$(356,852)

Adjustments:

Amortization of goodwill	—	200,657

Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,605

Income tax effect	—	(1,441)

Net adjustments	—	200,821

Net loss – as adjusted	$(166,067)	$(156,031)

Basic and diluted net loss per share – as reported	$(0.63)	$(1.43)

Basic and diluted net loss per share – as adjusted	$(0.63)	$(0.62)

Reclassifications

         Certain amounts in the 2001 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Supplementary Financial Information

Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statement of operations. Inventory consists of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)

Work in process	$6,930	$7,554

Finished goods	17,944	14,713

	$24,874	$22,267

Loss Per Share

         The following table sets forth the computation of loss per share:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands,
	except per share data)

Numerator: Net loss	$(166,067)	$(356,852)

Denominator:

Weighted average shares outstanding	266,400	257,763

Less: Unvested common shares outstanding	(4,401)	(8,074)

Denominator for basic and diluted loss per common share	261,999	249,689

Basic and diluted loss per share	$(0.63)	$(1.43)

         Common share equivalents in the amount of 28,313,682 and 31,261,504 have been excluded from the diluted loss per share calculation for the three months ended March 31, 2002 and 2001, respectively, as their inclusion would have been antidilutive. The effects of the performance-based warrants assumed by the Company and other contingent equity consideration paid by the Company in connection with certain acquisitions are included, as appropriate, in the calculation of basic and diluted loss per share as of the beginning of the period in which the respective warrants or equity consideration are earned.

3. Purchase Acquisitions

Purchased Intangible Assets

         The following table presents details of the Company’s purchased intangible assets:

	March 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)

Completed technology	$116,920	$(67,170)	$49,750	$116,920	$(54,006)	$62,914

Customer relationships	39,921	(24,757)	15,164	39,921	(19,629)	20,292

Assembled workforce	—	—	—	19,781	(7,657)	12,124

Other	2,939	(1,417)	1,522	2,939	(1,161)	1,778

Total	$159,780	$(93,344)	$66,436	$179,561	$(82,453)	$97,108

         As required by SFAS 142, assembled workforce was reclassified as goodwill effective January 1, 2002.

         At March 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $49.8 million, of which $39.5 million is expected to be amortized in the remainder of 2002 and $10.3 million is expected to be amortized in 2003. At March 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $16.7 million, of which $15.1 million is expected to be amortized in the remainder of 2002 and $1.6 million is expected to be amortized in 2003.

Accounting for Performance-Based Warrants

         The Company assumed performance-based warrants in connection with certain purchase acquisitions during 2000 and 2001. In February 2002 the Company terminated purchase and development agreements and the related performance-based warrant agreements with two customers. As a result we cancelled 860,628 unearned warrants and repurchased 257,654 unvested common shares that had been previously issued upon exercise of warrants. During the three months ended March 31, 2002, 696,852 performance-based warrants that were earned during 2001 were exercised. Unearned performance-based warrants to purchase 1,871,382 shares of the Company’s Class A common stock remained outstanding at March 31, 2002. The weighted average per share fair value, remaining contractual life and per share exercise price of the remaining performance-based warrants were $124.78, 2.42 years and $0.004, respectively. The Company is currently in negotiations with the last remaining customer to cancel all remaining purchase and development agreements and related performance-based warrant agreements. Assuming these agreements are cancelled, no additional performance-based warrants will be earned. Net revenue was reduced by $7.6 million for the three months ended March 31, 2001 to account for the fair value of performance-based warrants earned by certain customers in that quarter. No comparable performance-based warrants were earned in the three months ended March 31, 2002.

Accounting for Contingent Consideration

         In connection with the Company’s previous acquisitions of SiByte, Inc. and ServerWorks Corporation, 6,466,831 shares of Class A common stock remain reserved for future issuance to the former shareholders and option holders of SiByte and ServerWorks contingent upon the attainment of certain future internal performance goals. If the remaining internal performance goals had been met at March 31, 2002, additional consideration of approximately $232.2 million, based on the Company’s Class A common stock closing price on March 31, 2002, would have been recorded and allocated between goodwill and deferred compensation.

         Outstanding stock options assumed in the Company’s previous acquisitions of Allayer Communications, SiByte and ServerWorks are subject to variable accounting and will be revalued quarterly over their vesting periods until the related stock-based compensation charge becomes fixed. The stock-based compensation charge will become fixed and will be amortized over the remaining vesting periods of the applicable options when either (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. The final performance goal for the Allayer acquisition was satisfied in September 2001, and the related assumed outstanding stock options are no longer subject to variable accounting. During the three months ended March 31, 2002 and 2001, the Company recorded approximately $3.6 million and $1.4 million, respectively, in stock-based compensation expense related to stock options subject to variable accounting in accordance with FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. These charges have been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. At March 31, 2002 there were 4,362,987 options subject to variable accounting, of which 1,165,504 were vested and 3,197,483 were unvested. These options have a weighted average per share exercise price of $8.52 and a life of approximately two to three years.

4. Strategic Investments

         During the three months ended March 31, 2002 the Company recorded an impairment charge for one of its investments in a privately held company in the amount of $4.1 million representing an other-than-temporary decline in the value of this non-marketable equity security. This charge was included in other expense, net, in the unaudited condensed consolidated statements of operations.

         In the period from October 2001 through January 2002, the Company purchased an aggregate 9.7% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for the privately held company in exchange for additional equity consideration with an estimated aggregate value of up to approximately $10.0 million if all of the development milestones are met. The additional equity that the Company may receive under the development agreement consists of shares of preferred stock of the privately held company that have rights which may protect the Company against subsequent dilution in the event that the privately held company issues additional equity securities for a per share price that is below the per share value of the stock to be received by the Company. Consistent with the Company’s existing policies, revenue under the development agreement will be recorded under the percentage-of-completion method and the strategic investment is accounted for under the cost method. For the three months ended March 31, 2002, approximately $3.0 million of non-cash revenue was recognized under this agreement. Including the additional equity consideration received in payment for the development services, the Company had an approximate aggregate 10.9% ownership interest at March 31, 2002.

5. Income Taxes

         The Company recorded an income tax expense of $6.0 million for the three months ended March 31, 2002 and an income tax benefit of $72.7 million for the three months ended March 31, 2001. Our income tax expense for the three months ended March 31, 2002 reflects expected foreign taxes. No income tax benefit has been recorded for 2002 domestic net operating losses, due to uncertainty regarding future realization of such benefits.

6. Debt and Other Obligations

         The following is a summary of the Company’s debt:

	March 31,	December 31,
	2002	2001

	(In thousands)

Credit facility	$90,000	$90,000

Note payable	21,051	21,051

Capitalized leases and other obligations payable in varying monthly installments at rates from 7.8% to 8.0%	6,190	6,995

	117,241	118,046

Less short-term debt and current portion of long-term debt	(113,903)	(114,040)

	$3,338	$4,006

         We entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace an assumed credit facility. The Company may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2002 the interest rate for the credit facility was 3.04%. The Company is required to pay a commitment fee of 0.35%, per annum, on any unused balance of the credit facility. The credit facility is due and payable December 20, 2002.

         At March 31, 2002 the Company had a note payable to a significant customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At March 31, 2002 the interest rate for the note was 2.86%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation. The Company disputes that assertion and is vigorously defending the lawsuit. See Note 8.

7. Shareholders’ Equity

Comprehensive Loss

         The components of comprehensive loss, net of taxes, are as follows:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)

Net loss	$(166,067)	$(356,852)

Other comprehensive loss:

Change in unrealized gain on investment	(1,950)	(1,618)

Change in accumulated translation adjustments	123	(33)

Total comprehensive loss	$(167,894)	$(358,503)

         The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31,	December 31,
	2002	2001

	(In thousands)

Accumulated unrealized gain on investments	$5,022	$6,972

Accumulated translation adjustments	57	(66)

Total accumulated other comprehensive income	$5,079	$6,906

8. Litigation

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

         In January 2002 Intel moved to amend its patent complaint against the Company in the Delaware action to assert that the Company infringes four additional Intel patents relating to video compression and direct memory access. The Company opposed Intel’s motion and filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the four additional patents are not infringed. The Delaware court has not yet ruled on Intel’s motion to amend its complaint, and discovery has not yet commenced in either forum.

         In November 2001 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two Company patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. In December 2001 the Company amended its complaint against Intel to assert that Intel also infringes a third Company patent relating to high-speed networking. Intel denied the Company’s allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California, which the court denied. In May 2002 Intel filed a motion seeking permission to amend its pleadings by adding counterclaims of patent infringement relating to three Intel patents. The court has not yet ruled on Intel’s motion. The parties are currently conducting discovery in this action. A patent claims construction hearing in the case is scheduled for August 2002, and trial is currently scheduled to begin in February 2003.

         In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company’s BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Later Microtune amended its Complaint to accuse additional products of infringement, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. In May 2002 the Company filed a motion to amend its pleadings by adding a counterclaim to assert that Microtune infringes a Company patent relating to silicon tuners. The court has not yet ruled on this motion. The parties are currently conducting discovery in this action. A hearing on patent claims construction was held in March 2002, and trial is currently scheduled to begin in October 2002.

         Although the Company believes that it has strong defenses to Intel’s claims in the Delaware action and to Microtune’s claims in the Texas action and is defending both actions vigorously, a finding of infringement by the Company as to one or more patents in either of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

         In May 2002 National Semiconductor Corporation filed a complaint in the United States District Court for the Eastern District of California against the Company asserting that the Company (i) infringes nine National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. National has not yet effected service of the complaint on the Company.

         In the period from March through May 2001, the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California1, alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated all thirty-one lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. The Company filed a motion to dismiss the plaintiffs’ consolidated complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure, and that motion was granted by the District Court in March 2002. The court granted plaintiffs leave to file a second amended complaint within twenty days of the court’s order, and plaintiffs filed a second amended complaint in April 2002. The second amended complaint contains essentially the same allegations as the first, and in May 2002 the Company filed a second motion to dismiss, which it anticipates will be heard by the court in late July 2002. The Company believes the allegations in the purported shareholder class action are without merit and is defending the action vigorously.

         In the period from March through June 2001, the Company, along with its directors, Chief Financial Officer and other officers of the Company, was also sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In March 2002 the plaintiffs filed their consolidated amended complaint in the state action. The Company filed a demurrer to the David action in April 2002, which is currently scheduled to be heard by the court in late May 2002. The Company has not yet answered the complaint in the federal Aiken action. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

         In February 2002 an additional securities fraud complaint was filed by several persons and entities suing individually (i.e., not a class action) in the Superior Court of the State of California for the County of Orange, against the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer, entitled Arenson, et al. v. Broadcom Corp., et al. This lawsuit purports to assert claims for violations of the California Corporations Code, and intentional and negligent misrepresentation, and seeks rescission of plaintiffs’ alleged purchases of the Company’s stock, based upon the same general set of alleged facts and circumstances as in the purported shareholder class action. The Company removed the lawsuit to the United States District Court for the Central District of California. Plaintiffs filed a motion to remand the case back to state court, which the court denied in May 2002. The Company has also filed a motion to dismiss this complaint. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

         In August 2001, 3Com Corporation filed a complaint against the Company in California Superior Court asserting that the Company breached the terms of a promissory note in the original principal amount of $21.1 million issued by the Company in connection with its acquisition of warrants to purchase common stock of 3Com (see Note 6). The complaint seeks the recovery of alleged monetary damages, including principal and interest, together with attorneys’ fees and other costs. In January 2002 the Company answered the complaint, generally denying the allegations and asserting affirmative defenses. The parties are currently in the initial stages of discovery in the action, and the court has scheduled a case management conference for May 2002. Although the Company believes that it has strong defenses and potential counterclaims to 3Com’s claims and is defending the action vigorously, a finding of breach by the Company could lead to liability for monetary damages, attorneys’ fees and other costs.

         In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., a subsidiary of the Company acquired in September 2000. The complaint asserts that Altima’s AC108R repeater products infringe a U.S. patent owned by Level One. The complaint sought an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement.

[1]	One complaint was originally filed in the United States District Court for the Southern District of California and was subsequently transferred to the Central District of California.

In March 2000 Level One filed a related complaint with the U.S. International Trade Commission (“ITC”) seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) In July 2000 Intel and Level One filed a second complaint with the ITC asserting that certain of Altima’s repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. In September 2000, Altima filed declaratory judgment actions against Intel and Level One, respectively, in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

         In October 2001 the ITC issued a Limited Exclusion Order, or the Order, that excludes from importation into the United States integrated repeaters, such as Altima's AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Intel’s U.S. Patent No. 5,894,410. The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. The Company believes that exclusion of the AC105R and AC108 devices from importation has not and will not have a material impact on the business of Altima or the Company. In May 2002 Altima and Broadcom respectively filed appeal briefs asking the Court of Appeals for the Federal Circuit to vacate the finding of violation with respect to the '410 patent and to vacate and revise the Order to exclude Broadcom products from its coverage. The ITC, Intel, and Level One have not yet responded to the appeal. An adverse ruling might result in exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

         In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed and Level One’s action against Altima in the Eastern District Court of California was resumed. In addition, in February 2002 Intel and Level One moved to dismiss Altima’s claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. Intel has indicated that Intel and Level One will not sue Altima for infringement of any claims of these two patents with respect to products previously or currently manufactured or sold by Altima. In May 2002 Altima agreed to dismissal of the claims in the declaratory judgment actions with respect to these two patents. Although these district court proceedings are in their initial phases, Altima intends to vigorously contest any allegation of patent infringement with respect to the remaining two patents. However, an adverse determination that Altima products infringe any of the patents at issue could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. An adverse determination could also result in indemnification claims by Altima’s customers or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima’s, and possibly the Company’s, business, results of operations and financial condition.

         The foregoing discussion describes material developments that occurred during the three months ended March 31, 2002 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company or its subsidiaries will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements.

9. Restructuring Costs

         In the second quarter of 2001 the Company announced and began implementing a plan to restructure its operations in response to the then current challenging economic climate. Through March 31, 2002 this restructuring plan resulted in cumulative costs of approximately $39.1 million due to certain business unit realignments, workforce reductions and consolidation of excess facilities. Of this amount, $4.8 million was recorded during the three months ended March 31, 2002 and was classified as operating expense in the unaudited condensed consolidated statements of operations.

         Through March 31, 2002 the restructuring plan resulted in the termination of employment of approximately 165 employees across all of the Company’s business functions and geographic regions. The Company recorded workforce reduction charges of approximately $16.3 million related to severance and fringe benefits for the terminated employees. Included in this amount is approximately $11.1 million of stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain of the terminated employees. In addition, the number of temporary and contract workers employed by the Company was also reduced.

         In connection with the restructuring plan, the Company recorded charges of approximately $22.8 million through March 31, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-off of leasehold improvements.

         A summary of the cumulative restructuring costs through March 31, 2002 is as follows:

				Restructuring
				Liabilities at
	Total Costs	Non-Cash Costs	Cash Payments	March 31, 2002

		(In thousands)

Workforce reductions	$16,291	$(11,070)	$(5,167)	$54

Consolidation of excess facilities	22,812	(2,644)	(7,917)	12,251

Total	$39,103	$(13,714)	$(13,084)	$12,305

         The consolidation of excess facilities costs will be paid over the respective lease terms through 2006.

         The following is a summary of the changes in restructuring liabilities for the three months ended March 31, 2002:

	Restructuring
	Liabilities at	Additional			Restructuring
	December 31,	Restructuring			Liabilities at
	2001	Costs	Non-Cash Costs	Cash Payments	March 31, 2002

	(In thousands)

Workforce reductions	$124	$191	$—	$(261)	$54

Consolidation of excess facilities	10,470	4,631	(1,006)	(1,844)	12,251

Total	$10,594	$4,822	$(1,006)	$(2,105)	$12,305

10. Subsequent Events

Pending Business Combinations

         In April 2002 the Company announced that it had signed a definitive agreement to acquire Mobilink Telecom, Inc., a supplier of chipsets and reference designs for cellular phones, wireless PDAs and cellular modem cards. In connection with the acquisition, the Company expects to issue in aggregate up to approximately 7.6 million shares of its Class A common stock in exchange for all of the outstanding shares of Mobilink’s capital stock and upon exercise of outstanding employee stock options and other rights of Mobilink to be assumed by the Company. Approximately 5.6 million shares of the Company’s Class A common stock will be issuable at closing; approximately 2.0 million additional shares will be reserved for future issuance to the shareholders and option holders of Mobilink upon satisfaction of certain future internal performance goals. The merger transaction is expected to close during the second fiscal quarter ending June 30, 2002 and will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The boards of directors of both companies have approved the merger, which awaits approval by Mobilink’s shareholders and the satisfaction of regulatory requirements and other customary closing conditions. The Company expects to record a one-time charge in its second quarter for purchased in-process research and development expenses related to the acquisition. The amount of that charge has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

         You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent reports on Forms 10-Q and 8-K, that discuss our business in greater detail.

         The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

         All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and product cost control and reduction efforts, the market acceptance and performance of our products, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the adoption of future industry standards, our production capacity, our future capital requirements, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

         Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, we design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; Voice over Internet Protocol, or VoIP; carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; digital subscriber lines, or DSL; wireless communications; SystemI/O™ server solutions; and broadband network processors.

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

         The percentage of our net revenue derived from independent customers located outside of the United States was approximately 26.4% for the three months ended March 31, 2002 as compared with 19.1% in the three months ended March 31, 2001. All of our revenue to date has been denominated in U.S. dollars.

         From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

         Sales to our significant customers, including sales to their manufacturing subcontractors, as a percent of net revenue are as follows:

	Three Months Ended
	March 31,

	2002	2001

Motorola	13.9%	18.6%

Compaq	10.6	*

Dell	10.3	*

3Com	*	15.5

Five largest customers as a group	49.4	55.1

* Less than 10%

         We expect that our largest customers, which customers have varied from period to period, will continue to account for a substantial portion of our net revenue in 2002 and for the foreseeable future.

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

         The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the recent significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays between incurring expenses for research and development and selling, general and administrative efforts, and investments in inventory, and the generation of corresponding revenue, if any. Furthermore, during 2002 and thereafter, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory. We anticipate that the rate of new orders may continue to vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

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

         We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and discounted expected future cash flows using a discount rate based upon our weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are generally carried at cost. The Company will use the equity method to account for strategic investments in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees for the investee that create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value and which could require a future impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months Ended
	March 31,

	2002	2001

Net revenue	100.0%	100.0%

Cost of revenue	56.2	52.5

Gross profit	43.8	47.5

Operating expense:

Research and development	46.8	35.3

Selling, general and administrative	16.9	12.7

Stock-based compensation	42.4	37.2

Amortization of purchased intangible assets	2.3	2.0

Restructuring costs	2.0	—

Amortization of goodwill	—	64.6

In-process research and development	—	35.3

Litigation settlement costs	—	1.0

Loss from operations	(66.6)	(140.6)

Interest income, net	1.4	2.6

Other expense, net	(1.8)	(0.3)

Loss before income taxes	(67.0)	(138.3)

Provision (benefit) for income taxes	2.5	(23.4)

Net loss	(69.5)%	(114.9)%

         Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from development revenue generated under development contracts with our customers and licenses of software and the provision of software support services. Net revenue is revenue less provisions for returns and allowances and the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended March 31, 2002 was $238.8 million, a decrease of $71.7 million or 23.1% as compared with net revenue of $310.5 million in the three months ended March 31, 2001. Net revenue was reduced by $7.6 million in the three months ended March 31, 2001 to account for the fair value of the performance-based warrants to purchase shares of our Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. No comparable performance-based warrants were earned in the three months ended March 31, 2002.

         The decline in net revenue for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001 resulted primarily from a decrease in volume shipments of our semiconductor products for digital cable set-top boxes, cable modems and the high-speed networking market, as our customers faced slower demand for their products, offset in part by an increase in shipments of SystemI/O server products. Due to the significant economic slowdown in the technology sector and semiconductor industry during 2001, we experienced a significant slowdown in customer orders, as well as an increase in the number of order cancellations and reschedulings of backlog. We experienced modest sequential quarterly revenue growth in the third and fourth fiscal quarters of 2001 and the first quarter of 2002 and expect such modest growth to continue in the second quarter of 2002.

         Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended March 31, 2002 was $104.7 million or 43.8% of net revenue, a decrease of $42.9 million or 29.1% from gross profit of $147.5 million or 47.5% of net revenue in the three months ended March 31, 2001.

         The decrease in gross profit resulted primarily from the decrease in the volume of semiconductor product shipments. The decrease in gross profit as a percentage of net revenue for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001 resulted primarily from decreased absorption of manufacturing overhead due to lower production volumes, other fixed costs and shifts in our product mix.

         Approximately $3.3 million and $3.9 million of stock-based compensation expense were included in cost of revenue for the three months ended March 31, 2002 and 2001, respectively. Approximately $13.2 million and $11.6 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $49.8 million, of which $39.5 million is expected to be amortized in the remainder of 2002 and $10.3 million is expected to be amortized in 2003.

         We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and the possible future introduction of certain lower margin products.

         Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, and facilities expenses. Research and development expense for the three months ended March 31, 2002 was $111.7 million or 46.8% of net revenue, an increase of $2.2 million or 2.0% as compared with research and development expense of $109.5 million or 35.3% of net revenue in the three months ended March 31, 2001. This increase in absolute dollars resulted primarily from certain strategic new hires and investment in design tools for the development of new products and the enhancement of existing products, offset in part by cost reductions from our 2001 restructuring plan. Research and development expense in the near term is expected to be moderately higher in absolute dollars than the first quarter of 2002 levels. Due to the recent significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the future trend of research and development expense. However, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

         Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional and legal fees, trade show expenses and facilities expenses. Selling, general and administrative expense for the three months ended March 31, 2002 was $40.5 million or 16.9% of net revenue, an increase of $1.1 million or 2.7% as compared with selling, general and administrative expense of $39.4 million or 12.7% of net revenue in the three months ended March 31, 2001. This modest increase reflected higher personnel-related costs resulting from the addition of certain strategic new hires as well as increased facilities expenses and legal fees, offset in part by cost reductions from our 2001 restructuring plan. Selling, general and administrative expense in the near term is expected to be relatively consistent in absolute dollars with the first quarter of 2002. Due to the significant economic slowdown in the technology sector and current market conditions, we are not currently able to assess the future trend of selling, general and administrative expense. However, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

         Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation is derived primarily from stock options assumed in our acquisitions and represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent equity consideration is measured and recorded at the date the contingency is met. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years.

         Stock-based compensation expense for the three months ended March 31, 2002 was $101.5 million or 42.4% of net revenue, a decrease of $14.3 million or 12.3% as compared with stock-based compensation expense of $115.8 million or 37.2% of net revenue in the three months ended March 31, 2001. Approximately $3.3 million and $3.9 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended

March 31, 2002 and 2001, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2002 related primarily to the termination of employment of certain employees in 2001, which resulted in the elimination of approximately $84.6 million of deferred compensation that is no longer amortized.

         Outstanding stock options assumed in our previous acquisitions of Allayer, SiByte and ServerWorks are subject to variable accounting and will be revalued quarterly over their vesting periods until (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. As a result, we recorded approximately $3.6 million and $1.4 million in stock-based compensation expense during the three months ended March 31, 2002 and 2001, respectively, related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. These charges have been and in the future are expected to continue to be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At March 31, 2002 there were 4,362,987 shares subject to variable accounting, of which 1,165,504 were vested and 3,197,483 were unvested. These shares have a weighted average per share exercise price of $8.52 and a life of approximately two to three years.

         At March 31, 2002, 6,466,831 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of SiByte and ServerWorks are met. If the remaining internal performance goals had been met at March 31, 2002, additional equity consideration of approximately $232.2 million, based on the closing price of our Class A common stock on March 31, 2002, would have been recorded and allocated between goodwill and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are satisfied.

         Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets for the three months ended March 31, 2002 was $5.4 million or 2.3% of net revenue, a decrease of $0.7 million or 11.7% as compared with $6.1 million or 2.0% of net revenue in the three months ended March 31, 2001. The decrease resulted primarily from the reclassification as required by Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142, of assembled workforce as goodwill, which is no longer being amortized. In addition, approximately $13.2 million and $11.6 million of amortization of completed technology was classified as cost of revenue for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $16.7 million, of which $15.1 million is expected to be amortized in the remainder of 2002 and $1.6 is expected to be amortized in 2003.

         Amortization of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amortization of goodwill for the three months ended March 31, 2001 was $200.7 million or 64.6% of net revenue.

         In June 2001 the FASB issued SFAS No. 141, Business Combinations, or SFAS 141, and SFAS 142, both effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was immediately applicable to any acquisitions made after June 30, 2001. As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142. We have begun performing the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules but have not yet determined what effect, if any, the impairment tests will have on our results of operations and financial condition. If impairment is indicated as a result of these tests, we will record such impairment charge in our 2002 annual financial statements as a cumulative effect of a change in accounting principle effective January 1, 2002.

         In-Process Research and Development. IPR&D totaled $109.7 million for the two purchase transactions completed in the three months ended March 31, 2001. No comparable in-process research and development costs were incurred in the three months ended March 31, 2002 as there were no purchase acquisitions closed during that period. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. For the three months ended March 31, 2002, actual results for the remaining development projects outstanding have been consistent with our previous assumptions.

         Restructuring Costs. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the then current challenging economic climate. This restructuring plan has resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. During the three months ended March 31, 2002 we recorded additional restructuring costs totaling $4.8 million. These restructuring costs consisted primarily of charges of approximately $4.6 million for the consolidation of excess facilities and workforce reduction charges of approximately $0.2 million related to severance and fringe benefits. The charges related primarily to non-cancelable lease costs and write-off of leasehold improvements. These restructuring costs were classified as operating expense in the unaudited condensed consolidated statement of operations. No comparable restructuring costs were incurred in the three months ended March 31, 2001.

         We cannot assure that our restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements.

         Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred in the three months ended March 31, 2001. No comparable litigation settlement costs were incurred for the three months ended March 31, 2002.

         Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for the three months ended March 31, 2002 was $3.4 million or 1.4% of net revenue, a decrease of $4.7 million as compared with $8.1 million or 2.6% of net revenue in the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon.

         Other Expense, Net. Other expense, net, primarily includes recorded losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other expense, net, for the three months ended March 31, 2002 was $4.3 million or 1.8% of net revenue, an increase of $3.2 million as compared with $1.1 million or 0.3% or net revenue in the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 resulted primarily from recording a loss of approximately $4.1 million representing an other-than-temporary decline in the value of our strategic investments.

         Provision for Income Taxes. We recorded an income tax expense of $6.0 million related to expected foreign taxes for the three months ended March 31, 2002 and an income tax benefit of approximately $72.7 million for the three months ended March 31, 2001, which resulted in effective tax rates of approximately (3.7%) and 16.9%, respectively. The primary difference in our provision for income taxes between the three months ended March 31, 2002 and 2001 resulted from certain 2002 losses recorded without tax benefit. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for the three months ended March 31, 2002 and 2001 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, amortization of goodwill and other acquisition-related expenses from the 12 purchase transactions completed during 2001 and 2000, foreign taxes, as well as the effects of certain 2002 losses recorded without tax benefit. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109.

         We have recorded net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations and tax planning strategies, which rely on our continuing ability to realize value from our intellectual property portfolio. We have provided a valuation allowance against the remainder of our deferred tax assets. Consequently, we have not recognized any income tax benefits related to our domestic operating loss for the three months ended March 31, 2002.

Impact of Adoption of New Accounting Standards

         In June 2001 the FASB issued SFAS 142. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

         As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002, which includes $12.1 million of assembled workforce previously classified as purchased intangible assets. We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules prior to June 30, 2002. We have not yet determined what effect, if any, these tests will have on our results of operations and financial condition. If impairment is indicated as a result of these tests, we will record such impairment charge in our 2002 annual financial statements as a cumulative effect of a change in accounting principle effective January 1, 2002.

         The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three months ended March 31, 2001:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands,
	except per share data)

Net loss – as reported	$(166,067)	$(356,852)

Adjustments:

Amortization of goodwill	—	200,657

Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,605

Income tax effect	—	(1,441)

Net adjustments	—	200,821

Net loss – as adjusted	$(166,067)	$(156,031)

Basic and diluted net loss per share – as reported	$(0.63)	$(1.43)

Basic and diluted net loss per share – as adjusted	$(0.63)	$(0.62)

Liquidity and Capital Resources

         Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. At March 31, 2002 we had $280.3 million in working capital, $584.6 million in cash, cash equivalents and short-term marketable securities and $64.7 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At December 31, 2001 we had $261.8 million in working capital, $539.8 million in cash, cash equivalents and short-term marketable securities, and $109.8 million in long-term marketable securities.

         Our working capital increased during the three months ended March 31, 2002 primarily due to the inclusion of $45.1 million of securities that had been classified as long-term assets at December 31, 2001 but have become short-term marketable securities, offset by expenditures of approximately $11.1 million on additions to property and equipment as well as strategic investments.

         Cash and cash equivalents decreased from $403.8 million at December 31, 2001 to $395.8 million at March 31, 2002 as investing activities more than offset the cash provided by operating and financing activities.

         During the three months ended March 31, 2002 operating activities provided $2.2 million in cash. Although we had a net loss of $166.1 million for the three months ended March 31, 2002, such amount included non-cash items aggregating $142.0 million resulting from depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring charges, development revenue and losses on strategic investments. In addition to the net impact of non-cash items, our operating activities for the three months ended March 31, 2002 also reflected increases in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory. Operating activities provided $67.2 million in cash for the three months ended March 31, 2001. Although we incurred a net loss of $356.9 million for the three months ended March 31, 2001, such amount included non-cash items aggregating $397.4 million resulting from depreciation and amortization, stock-based compensation expense, amortization of goodwill and purchased intangible assets, IPR&D and deferred taxes. In addition to the net impact of non-cash items, operating activities for the three months ended March 31, 2001 also reflected a decrease in accounts receivable and increase in accounts payable, offset in part by increases in inventory, prepaid expenses and other assets and decreases in other accrued liabilities.

         Accounts receivable increased $17.1 million to $74.3 million during the three months ended March 31, 2002. The increase in accounts receivable resulted primarily due to the fact that our sales were fairly consistent throughout the quarter, as opposed to the last quarter of 2001 in which a higher proportion of sales occurred in the first two months of that quarter, and from the modest increase in net revenue as compared with the three months ended December 31, 2001.

         Inventories increased $2.6 million to $24.9 million during the three months ended March 31, 2002. The increase in inventory generally reflected the buildup of finished goods inventory to support our expected modest revenue growth.

         In the future, we may be required to maintain higher levels of accounts receivable and inventory to support increased sales. This buildup may result in our operating activities using cash, in contrast to historically providing cash.

         Investing activities used cash in the amount of $18.8 million for the three months ended March 31, 2002, primarily as a result of $7.7 million in net purchases of marketable securities, the purchase of $8.1 million of capital equipment to support our operations and the purchase of $3.0 million of strategic investments. Our investing activities used cash in the amount of $57.1 million for the three months ended March 31, 2001, primarily as a result of $67.9 million in net purchases of marketable securities and the purchase of $30.2 million of capital equipment to support our operations, offset in part by $41.0 million of net cash acquired in purchase transactions.

         Cash provided by financing activities was $8.6 million for the three months ended March 31, 2002, which was primarily the result of $8.9 million in net proceeds received from issuances of common stock upon exercises of stock options, partially offset by $0.8 million in payments on capital lease obligations. Cash provided by financing activities was $30.8 million for the three months ended March 31, 2001, primarily the result of $23.5 million in net proceeds received from issuances of common stock upon exercises of stock options and $7.6 million in net proceeds from the exercise of performance-based warrants earned by customers, partially offset by $0.7 million in payments on capital lease obligations.

         Due to the significant decline in our stock price, we received fewer proceeds from the exercise of stock options for the three months ended March 31, 2002 than we did in the three months ended March 31, 2001, as significantly fewer options, with lower exercise prices, were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

         The following table summarizes our contractual payment obligations and commitments:

	Payment Obligations by Year (In thousands)

						There-
	2002	2003	2004	2005	2006	after	Total

	(remaining
	nine
	months)

Credit facility	$90,000	$—	$—	$—	$—	$—	$90,000

Note payable	21,051	—	—	—	—	—	21,051

Capital leases	2,184	2,794	1,212	—	—	—	6,190

Operating leases	62,946	82,136	71,044	38,161	27,751	89,699	371,737

Purchase commitments	1,527	—	—	—	—	—	1,527

Total	$177,708	$84,930	$72,256	$38,161	$27,751	$89,699	$490,505

In addition, we have guaranteed an aggregate of $1.4 million in loans provided by a financial institution to certain of our employees.

         We entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace an assumed credit facility. We may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2002 the interest rate for the credit facility was 3.04%. We are required to pay a commitment fee of 0.35%, per annum, on any unused balance of the credit facility. The credit facility is due and payable December 20, 2002.

         Our debt also includes a note payable to a significant customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At March 31, 2002 the interest rate for the note was 2.86%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation. We dispute that assertion and are vigorously defending the lawsuit. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

         Capitalized lease obligations for equipment are payable in varying monthly installments at rates from 7.8% to 8.0%, per annum.

         We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

         We had outstanding capital commitments totaling approximately $1.5 million as of March 31, 2002, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During the three months ended March 31, 2002 we spent approximately $8.1 million on capital equipment to support our operations. We expect that we will continue to spend substantial amounts during 2002 to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from the cash and cash equivalents and marketable securities that we have on hand, borrowings, debt and equity offerings, or a combination of any of these means.

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

Risk Factors

         Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 as well as our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

We are exposed to the risks associated with the recent worldwide economic slowdown and related uncertainties.

         Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, and particularly in the United States. As a result of these unfavorable economic conditions, in the first half of 2001 we experienced a significant slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, and higher overhead costs as a percentage of our reduced net revenue. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and broadband communications and Internet infrastructure markets. In addition, the events of September 11, 2001 and subsequent international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

         Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following, as well as the impact of the other factors identified in this Risk Factors section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide;

•	the timing, rescheduling or cancellation of significant customer orders;

•	the gain or loss of a key customer;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt Broadcom technologies and products in our target markets;

•	our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans; and

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products.

         We expect that our operating expenses will continue to increase in the future. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

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

         We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Motorola, Compaq and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 13.9%, 10.6% and 10.3%, respectively, of our net revenue for the three months ended March 31, 2002. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented 49.4% of our net revenue for the three months ended March 31, 2002 as compared with 49.3% of our net revenue in fiscal 2001. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

         We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with our current or potential competitors that may affect their decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.

         In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.

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

         The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable set-top boxes and cable modems; high-speed local, metropolitan and wide area and optical networks; home networking; VoIP; carrier access; residential broadband gateways; direct broadcast satellite and terrestrial digital broadcast; digital subscriber lines; wireless communications; I/O server solutions; and broadband network processing. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

         Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We must keep pace with rapid technological changes and evolving industry standards in the semiconductor industry and broadband communications markets to remain competitive.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. Substantially all of our product revenue in recent quarters has been derived from sales of products for the cable modem, digital cable set-top box, high-speed office network and network server markets. These markets are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

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

         A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2002, we acquired 21 companies. We recently entered into a definitive agreement to acquire Mobilink Telecom, Inc. and plan to continue to pursue additional acquisition opportunities in the future.

         Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We have in the past and may in the future experience delays in the timing and successful completion of the acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of the acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. In addition, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and purchased intangible assets. In connection with our 12 purchase transactions to date, we recorded goodwill in the aggregate amount of approximately $4.313 billion. Through fiscal 2001 the portion of such goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that such acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.595 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions and may record additional goodwill and deferred compensation with respect to prior acquisitions that involve as yet unearned contingent consideration. Any of these events could cause the price of our Class A common stock to decline.

         Acquisitions made entirely or partially for cash may reduce our cash reserves. Furthermore, if we issue equity in connection with an acquisition, as in the case of our recent acquisitions, or convertible debt securities, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A or Class B common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

         Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founders, President and Chief Executive Officer, Dr. Henry T. Nicholas III, and Vice President of Research & Development and Chief Technical Officer, Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. Because stock options generally comprise a significant portion of our compensation packages, the recent decline in the price of our Class A common stock may make it more difficult to attract and retain such key employees. In June 2001 we completed a stock option exchange offering for the purpose of reincentivizing and improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of such employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 88 issued United States patents and have filed approximately 1,000 additional United States patent applications. We cannot assure that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Thus any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our technology and patents to others, including competitors, who develop products based on the adopted standards.

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

         In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations, including product supply obligations, under those agreements, and if we do not correct the failure within a specified time period. Moreover, we often incorporate the intellectual property of our strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We are currently engaged in litigation, and we may have to engage in additional litigation in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation may be very expensive and time consuming, divert management’s attention and materially and adversely affect our business, financial condition and results of operations.

Infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results.

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

         The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to certain of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. Such a reallocation could impair our ability to secure the supply of components that we need. Although we primarily use five independent foundries, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Any of these delays would likely materially and adversely affect our business, financial condition and results of operations. We cannot assure that any of our existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields. Furthermore, our foundries may not be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

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

         In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed certain products to be manufactured in .35 micron, .22 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes.

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

         We do not own or operate an assembly or test facility. Six third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or in the event of any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

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

Our rapid growth during the last few years and any future growth could strain our managerial, operational and financial resources, and materially and adversely affect our business.

         During the past few years, we significantly increased the scope of our operations and expanded our workforce, expanding from 1,069 employees as of December 31, 1999 to 2,834 employees as of March 31, 2002, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We will likely need to relocate some or all of our employees or operations or expand our facilities from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

         We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 26.4% of our net revenue for the three months ended March 31, 2002 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. Furthermore, as a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent terrorist attacks in the United States and abroad and resultant heightened security may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including:

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

We may seek to raise additional capital in the future through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, or at all.

         We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We believe we could raise these funds by selling more equity or debt securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

Our California facilities and the facilities of two of our primary independent foundries upon which we rely to manufacture substantially all of our current products are located in regions that are subject to earthquakes and other natural disasters.

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

         The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2001 our Class A common stock has traded at prices as low as $18.40 and as high as $139.50 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	general economic and political conditions and specific conditions in the semiconductor industry and the broadband communications markets;

•	international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in accounting rules; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

         In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

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

         As of April 30, 2002 our directors and executive officers beneficially owned approximately 24.9% of our outstanding common stock and 70.6% of the total voting control held by our shareholders. In particular, as of April 30, 2002 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 23.9% of our outstanding common stock and 68.9% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of a majority of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these persons currently control the management of our business. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

         Equity securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in three publicly traded companies. As a result of recent market price volatility, we recorded a $22.0 million loss during 2001 related to these investments. As of March 31, 2002 the fair value of these publicly traded equity investments was $13.9 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $4.1 million and $10.7 million during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively, related to these privately held investments. As of March 31, 2002 the fair value of these investments was $37.5 million.

         Our debt currently consists of a financing arrangement for a bank credit facility of up to $90.0 million, a note payable in the amount of $21.1 million and capital leases in the amount of $6.2 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2002, the interest rate for the credit facility was 3.04%. We are required to pay a commitment fee of 0.35%, per annum, on any unused balance of the credit facility. At March 31, 2002 $90.0 million was outstanding under the credit facility. The credit facility is due and payable December 20, 2002.

         The note payable to a significant customer bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At March 31, 2002 the interest rate for the note was 2.86%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect the obligation. We dispute that assertion and are vigorously defending the lawsuit. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

         The fair value of our debt fluctuates based on changes in interest rates.

         The following table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

< P>         Principal (notional) amounts by expected maturity are as follows:

	Current	Long-term	Total	Fair Value

	(In thousands, except interest rates)

March 31, 2002

Cash equivalents	$29,616	$—	$29,616	$29,585

Weighted average rate	1.97%	—	1.97%

Marketable securities	$188,769	$64,704	$253,473	$254,996

Weighted average rate	4.11%	3.83%	4.04%

Total portfolio (held-to-maturity)	$218,385	$64,704	$283,089	$284,581

Weighted average rate	3.82%	3.83%	3.82%

Credit facility	$(90,000)	$—	$(90,000)	$(90,000)

March 31, 2002 interest rate	3.04%	—	3.04%

Capital leases	$(2,184)	$(4,006)	$(6,190)	$(6,190)

March 31, 2002 interest rate	7.86%	7.86%	7.86%

Note payable	$(21,051)	$—	$(21,051)	$(21,051)

March 31, 2002 interest rate	2.86%	—	2.86%

December 31, 2001

Cash equivalents	$37,230	$—	$37,230	$37,225

Weighted average rate	2.34%	—	2.34%

Marketable securities	$136,028	$109,767	$245,795	$249,033

Weighted average rate	4.00%	4.67%	4.30%

Total portfolio (held-to-maturity)	$173,258	$109,767	$283,025	$286,258

Weighted average rate	3.65%	4.67%	4.04%

Credit facility	$(90,000)	$—	$(90,000)	$(90,000)

December 31, 2001 interest rate	2.90%	—	2.90%

Capital leases	$(2,989)	$(4,006)	$(6,995)	$(6,995)

December 31, 2001 interest rate	7.86%	7.86%	7.86%

Note payable	$(21,051)	$—	$(21,051)	$(21,051)

December 31, 2001 interest rate	3.59%	—	3.59%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1*	Product Purchase Agreement dated November 22, 2000, together with Amendment to Product Purchase Agreement dated January 1, 2002, between the Company and General Instrument Corporation.

(b)	Reports on Form 8-K

(i)	Form 8-K filed on January 24, 2002 reporting fourth quarter and fiscal 2001 earnings (Item 9).

(ii)	Form 8-K filed on March 12, 2002 announcing an appointment to the Board of Directors (Item 9).

*	Confidential treatment has been requested with respect to the redacted portions of this agreement and the amendment thereto.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION, A CALIFORNIA CORPORATION (Registrant)

May 15, 2002	/s/ WILLIAM J. RUEHLE William J. Ruehle Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Product Purchase Agreement dated November 22, 2000, together with Amendment to Product Purchase Agreement dated January 1, 2002, between the registrant and General Instrument Corporation.

*	Confidential treatment has been requested with respect to the redacted portions of this agreement and the amendment thereto.