Form 10-Q
period 2002-06-30
BROADCOM CORP
filed 2002-08-14
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

     The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2002: 201,163,143 shares of Class A common stock and 72,803,302 shares of Class B common stock.

Broadcom® and SystemI/O™ are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2002 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$365,906	$403,758
Short-term marketable securities	212,845	136,028
Accounts receivable, net	93,344	57,187
Inventory	29,380	22,267
Deferred taxes	13,651	13,651
Prepaid expenses and other current assets	35,613	40,840

Total current assets	750,739	673,731
Property and equipment, net	177,119	157,336
Long-term marketable securities	53,483	109,767
Deferred taxes	268,287	275,916
Goodwill, net	2,427,411	2,241,632
Purchased intangible assets, net	64,398	97,108
Other assets	67,999	67,808

Total assets	$3,809,436	$3,623,298

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$153,860	$103,032
Wages and related benefits	38,510	35,839
Deferred revenue	22,403	29,495
Accrued liabilities	180,668	129,476
Short-term debt and current portion of long-term debt	116,379	114,040

Total current liabilities	511,820	411,882
Commitments and contingencies
Long-term debt, less current portion	3,365	4,006
Shareholders’ equity:
Common stock	27	26
Additional paid-in capital	7,684,523	7,529,685
Notes receivable from employees	(14,115)	(14,452)
Deferred compensation	(731,912)	(964,916)
Accumulated deficit	(3,645,324)	(3,349,839)
Accumulated other comprehensive income	1,052	6,906

Total shareholders’ equity	3,294,251	3,207,410

Total liabilities and shareholders’ equity	$3,809,436	$3,623,298

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue	$258,203	$210,908	$497,003	$521,409
Cost of revenue (a)	143,577	132,564	277,699	295,516

Gross profit	114,626	78,344	219,304	225,893
Operating expense:
Research and development (b)	114,727	116,072	226,421	225,604
Selling, general and administrative (b)	40,607	38,820	81,081	78,224
Stock-based compensation	81,696	134,221	183,160	249,974
Amortization of purchased intangible assets	5,866	6,902	11,250	12,999
Restructuring costs	—	18,235	4,822	18,235
Amortization of goodwill	—	206,713	—	407,370
In-process research and development	—	—	—	109,710
Litigation settlement costs	—	—	—	3,000

Loss from operations	(128,270)	(442,619)	(287,430)	(879,223)
Interest income, net	3,313	6,495	6,753	14,635
Other income (expense), net	428	(270)	(3,919)	(1,387)

Loss before income taxes	(124,529)	(436,394)	(284,596)	(865,975)
Provision (benefit) for income taxes	4,889	—	10,889	(72,729)

Net loss	$(129,418)	$(436,394)	$(295,485)	$(793,246)

Basic and diluted net loss per share	$(0.49)	$(1.73)	$(1.12)	$(3.16)

Weighted average shares (basic and diluted)	265,356	252,399	263,678	251,044

(a) Cost of revenue includes the following:
Stock-based compensation expense	$3,330	$5,218	$6,679	$9,115
Amortization of purchased intangible assets	13,643	13,388	26,807	24,966

	$16,973	$18,606	$33,486	$34,081

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$55,007	$86,333	$124,793	$163,813
Selling, general and administrative expense	26,689	47,888	58,367	86,161

	$81,696	$134,221	$183,160	$249,974

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$4,903	$6,680	$10,064	$12,566
Selling, general and administrative expense	963	222	1,186	433

	$5,866	$6,902	$11,250	$12,999

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities
Net loss	$(295,485)	$(793,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,835	24,751
Stock-based compensation expense	189,839	259,124
Amortization of purchased intangible assets	38,057	37,965
Amortization of goodwill	—	407,370
In-process research and development	—	109,710
Non-cash restructuring charges	1,006	10,045
Deferred taxes	—	(61,745)
Non-cash development revenue	(4,500)	—
Loss on strategic investments	4,146	—
Change in operating assets and liabilities:
Accounts receivable	(35,573)	137,787
Inventory	(5,921)	1,787
Prepaid expenses and other assets	4,517	(9,126)
Accounts payable	48,192	(29,125)
Accrued liabilities	37,437	(42,816)

Net cash provided by operating activities	15,550	52,481
Investing activities
Purchases of property and equipment, net	(48,690)	(47,456)
Purchases of strategic investments	(3,000)	—
Net cash received from purchase transactions	839	40,992
Proceeds from sales of marketable securities	63,767	88,736
Purchases of marketable securities	(84,300)	(193,348)

Net cash used in investing activities	(71,384)	(111,076)
Financing activities
Payments on debt and other obligations	(8,439)	(36,406)
Net proceeds from issuance of common stock	25,785	36,638
Proceeds from warrants earned by customers	—	15,026
Proceeds from repayment of notes receivable from employees	636	506

Net cash provided by financing activities	17,982	15,764

Decrease in cash and cash equivalents	(37,852)	(42,831)
Cash and cash equivalents at beginning of year	403,758	523,904

Cash and cash equivalents at end of period	$365,906	$481,073

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1.	Summary of Significant Accounting Policies

The Company

     Broadcom Corporation (the “Company”) uses proprietary technologies and advanced design methodologies to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan and wide area networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network processors; and SystemI/O™ server solutions.

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2002, the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the financial statements include the allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Goodwill and Purchased Intangible Assets

     In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

     In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. In conjunction with the adoption of SFAS 142, the Company completed an impairment review of its goodwill and intangible assets deemed to have indefinite lives as of the beginning of 2002 and found no impairment. The Company will perform the annual impairment review during the fourth quarter of each year, beginning in 2002, or more frequently if the Company believes indicators of impairment exist.

     As required by SFAS 142, the Company ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in goodwill is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified to goodwill effective January 1, 2002. Any additional goodwill recorded as a result of future purchase transactions will not be amortized and will also be subject to the annual impairment tests set forth in SFAS 142.

     At June 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $50.7 million, of which $29.2 million is expected to be amortized in the remainder of 2002 and approximately $16.1 million and $5.4 million are expected to be amortized in 2003 and 2004, respectively. At June 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $13.7 million, of which $11.1 million is expected to be amortized in the remainder of 2002 and $2.6 million is expected to be amortized in 2003.

     The following table presents the impact on net loss and net loss per share had SFAS 142 been in effect for the three and six months ended June 30, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss – as reported	$(129,418)	$(436,394)	$(295,485)	$(793,246)
Adjustments:
Amortization of goodwill	—	206,713	—	407,370
Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,648	—	3,253
Income tax effect	—	(1,484)	—	(2,925)

Net adjustments	—	206,877	—	407,698

Net loss – as adjusted	$(129,418)	$(229,517)	$(295,485)	$(385,548)

Basic and diluted net loss per share – as reported	$(0.49)	$(1.73)	$(1.12)	$(3.16)

Basic and diluted net loss per share – as adjusted	$(0.49)	$(0.91)	$(1.12)	$(1.54)

Reclassifications

     Certain amounts in the 2001 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

     In June 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

2.	Supplementary Financial Information

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statement of operations. Inventory consists of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Work in process	$11,240	$7,554
Finished goods	18,140	14,713

	$29,380	$22,267

Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangible assets:

	June 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$131,470	$(80,813)	$50,657	$116,920	$(54,006)	$62,914
Customer relationships	39,921	(29,626)	10,295	39,921	(19,629)	20,292
Customer contracts	1,620	(90)	1,530	—	—	—
Customer backlog	1,300	(650)	650	—	—	—
Assembled workforce	—	—	—	19,781	(7,657)	12,124
Other	2,939	(1,673)	1,266	2,939	(1,161)	1,778

Total	$177,250	$(112,852)	$64,398	$179,561	$(82,453)	$97,108

     As required by SFAS 142, assembled workforce was reclassified to goodwill effective January 1, 2002.

Accrued Liabilities

     The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2002	2001

	(In thousands)
Accrued taxes	$91,632	$74,437
Deferred payments on fixed asset purchase	28,518	—
Other	60,518	55,039

	$180,668	$129,476

Net Loss Per Share

     The following table sets forth the computation of net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator: Net loss	$(129,418)	$(436,394)	$(295,485)	$(793,246)

Denominator:
Weighted average shares outstanding	269,231	259,599	267,816	258,681
Less: Unvested common shares outstanding	(3,875)	(7,200)	(4,138)	(7,637)

Denominator for basic and diluted net loss per common share	265,356	252,399	263,678	251,044

Basic and diluted net loss per share	$(0.49)	$(1.73)	$(1.12)	$(3.16)

     Common share equivalents in the amounts of 19,880,247 and 25,843,024 have been excluded from the diluted net loss per share calculation for the three months ended June 30, 2002 and 2001, respectively. Common share equivalents in the amounts of 24,096,965 and 28,552,264 have been excluded from the diluted net loss per share calculation for the six months ended June 30, 2002 and 2001, respectively. These amounts have been excluded from the diluted net loss per share calculation because they were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions and performance based warrants assumed by the Company are included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration or warrants are earned.

3.	Purchase Acquisitions

     During the three months ended June 30, 2002 the Company completed the acquisition of Mobilink Telecom, Inc., which was accounted for using the purchase method of accounting. Mobilink is a supplier of chipsets and reference designs for use in cellular phones, cellular modem cards and wireless PDAs. A summary of the purchase transaction is outlined below:

Shares
				Shares	Reserved
				Reserved	for Specified
				for	Future	Total Shares
	Date		Shares	Options	Performance	Issued or
Company Acquired	Acquired	Business	Issued	Assumed	Goals	Reserved

Mobilink	May 2002	Mobile communications	4,396,734	1,211,637	2,045,569	7,653,940

     Portions of the shares issued are held in escrow pursuant to the terms of the acquisition agreement and portions are subject to an employee share repurchase agreement. The Company's unaudited condensed consolidated financial statements include the results of operations of this acquired company commencing as of the acquisition date.

Allocation of Purchase Consideration

     The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired in the Mobilink acquisition to allocate the purchase price in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Based upon that appraisal, the purchase price for the acquisition was allocated as follows:

	Net	Goodwill and		Deferred	In-Process
	Liabilities	Purchased	Deferred	Tax	Research &	Total
Company Acquired	Assumed	Intangibles	Compensation	Liabilities	Development	Consideration

(In thousands)
Mobilink	$(10,998)	$191,126	$1,253	$(7,629)	$—	$173,752

     The consideration for the purchase transaction was calculated as follows: (a) common shares issued were valued based upon an average of the Company’s closing stock price for a period beginning two days before and ending two days after the companies reached agreement and the proposed transaction was announced and (b) restricted common stock and employee stock options were valued in accordance with FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). Acquisition costs incurred by the Company have been included as part of the net liabilities assumed in connection with the purchase transaction.

Condensed Balance Sheet

     The following table presents details of Mobilink’s unaudited condensed balance sheet at the date of acquisition:

Assets (In thousands)
Current assets:
Cash	$839
Accounts receivable	584
Inventory	1,192
Other current assets	893

Total current assets	3,508
Property and equipment, net	4,934
Technology license	3,000

Total assets	$11,442

Liabilities and Shareholders’ Equity (In thousands)
Current liabilities:
Accounts payable	$2,636
Accrued restructuring	5,954
Accrued liabilities	3,380
Short-term debt and current portion of long-term debt	8,387

Total current liabilities	20,357
Long-term debt, less current portion	750
Shareholders’ equity (deficit)	(9,665)

Total liabilities and shareholders’ equity	$11,442

Goodwill and Purchased Intangible Assets

     The following table presents details of Mobilink’s purchased intangible assets that have a weighted-average amortization period of approximately two years:

		Fair Value at
	Useful Life	Date of Acquisition

	(In years)	(In thousands)
Goodwill	N/A	$173,656
Purchased intangible assets (finite lives):
Completed technology	2 to 3	14,550
Customer contracts	1 to 2	1,620
Customer backlog	0.17	1,300

		$191,126

Pro Forma Data

     The pro forma statements of operations data of the Company set forth below gives effect to the Mobilink purchase transaction as if it had occurred at the beginning of 2001 and includes amortization of purchased intangible assets and stock-based compensation expense. Included in the reported pro forma results of operations for the six months ended June 30, 2002 is a $6.8 million restructuring charge for the consolidation of excess facilities related primarily to lease terminations, non-cancelable lease costs and the write-off of leasehold improvements. Also included in the 2002 pro forma results of operations is a non-recurring $23.0 million settlement fee that was incurred and paid by Mobilink prior to the acquisition. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisition taken place at the beginning of 2001.

	Six Months Ended June 30,

	2002	2001

	(In thousands, except per share data)
Pro forma net revenue	$506,884	$530,192
Pro forma net loss	(336,473)	(811,663)
Pro forma net loss per share	(1.26)	(3.18)

Accounting for Contingent Consideration

     In connection with certain of the Company’s acquisitions, if specified future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s Class A common stock, which have been reserved for that purpose, and will be accounted for in accordance with SFAS 141, FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), FIN 44 and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated between goodwill and deferred compensation. The amount allocated to goodwill will be periodically reviewed for impairment. Deferred compensation is measured and recorded at the date the contingency is met and will be amortized over the remaining vesting periods of the applicable equity instruments.

     In connection with the acquisitions of SiByte, Inc., ServerWorks Corporation and Mobilink, a total of 8,512,400 shares of Class A common stock remain reserved for future issuance to their respective former shareholders and option holders contingent upon the attainment of specified future internal performance goals. If all remaining internal performance goals had been met at June 30, 2002, additional consideration of $149.3 million, based on the Company’s Class A common stock closing price on June 28, 2002 (the last trading day of the quarter), would have been recorded and allocated between goodwill and deferred compensation.

     Outstanding stock options assumed in these acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until the related stock-based compensation charge becomes fixed. The stock-based compensation charge will become fixed and will be amortized over the remaining vesting periods of the applicable options when either (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in the Company’s stock price between measurement dates, previously recorded stock-based compensation expense will be reversed. The final performance goal for the Allayer Communications acquisition was satisfied in September 2001, and the related assumed outstanding stock options are no longer subject to variable accounting. During the three and six months ended June 30, 2002, the Company recorded approximately $12.7 million and $9.1 million, respectively, in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28 due to the decrease in the Company’s stock price at the end of such periods. During the three and six months ended June 30, 2001, the Company recorded approximately $11.6 million and $13.0 million, respectively, in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals have been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. At June 30, 2002 options to purchase 5,169,645 shares of Class A common stock were subject to variable accounting, of which 1,628,656 options were vested and 3,540,989 options were unvested. These options have a weighted average per share exercise price of $11.98 and a remaining vesting period of approximately two to three years.

Accounting for Performance-Based Warrants

     The Company assumed performance-based warrants in connection with certain purchase acquisitions during 2000 and 2001. In February and June 2002, the Company terminated the remaining purchase and development agreements and the related performance-based warrant agreements with three customers. As a result the Company cancelled unearned performance-based warrants to purchase 2,732,010 shares of the Company’s Class A common stock and repurchased 257,654 unvested common shares that had been previously issued upon exercise of performance-based warrants. During the six months ended June 30, 2002, performance-based warrants to purchase 696,852 shares of the Company’s Class A common stock that were earned during 2001 were exercised. Net revenue was reduced by $7.4 million and $15.0 million for the three and six months ended June 30, 2001, respectively, to account for the fair value of performance-based warrants to purchase shares of the Company’s Class A common stock earned by certain customers in those periods. No comparable performance-based warrants were earned in the three and six months ended June 30, 2002. There were no remaining performance-based warrants outstanding at June 30, 2002.

4.	Strategic Investments

     During the six months ended June 30, 2002 the Company recorded an impairment charge for one of its investments in a privately held company in the amount of $4.1 million, representing an other-than-temporary decline in the value of this non-marketable equity security. This charge was included in other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2002.

     From October 2001 through January 2002, the Company purchased an aggregate 9.8% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for the privately held company in exchange for additional equity consideration with an estimated aggregate value of up to approximately $10.0 million if all of the development milestones are met. The additional equity that the Company may receive under the development agreement consists of shares of preferred stock of the privately held company that have rights which may protect the Company against subsequent dilution in the event that the privately held company issues additional equity securities for a per share price that is below the per share value of the stock to be received by the Company. Consistent with the Company’s existing policies, the strategic investment is accounted for under the cost method, and revenue under the development agreement will be recorded under the percentage-of-completion method. For the three and six months ended June 30, 2002, approximately $1.5 million and $4.5 million, respectively, of non-cash revenue was recognized under this agreement. Including the additional equity consideration received in payment for the development services, the Company owned approximately 11.4% of the capital stock of this privately held company at June 30, 2002.

5.	Income Taxes

     The Company recorded income tax expense of $4.9 million and $10.9 million for the three and six months ended June 30, 2002, respectively, and an income tax benefit of $0 and $72.7 million for the three and six months ended June 30, 2001, respectively. The Company’s income tax expense for the three and six months ended June 30, 2002 reflects expected foreign taxes. No income tax benefit has been recorded for 2002 domestic net operating losses due to uncertainty regarding future realization of such benefits.

6.	Debt and Other Obligations

     The following is a summary of the Company’s debt and other obligations:

	June 30,	December 31,
	2002	2001

	(In thousands)
Bank credit facility	$90,000	$90,000
Note payable	21,051	21,051
Capitalized leases and other obligations payable in varying monthly installments at rates that average approximately 4.89% per annum	8,693	6,995

	119,744	118,046
Less short-term debt and current portion of long-term debt	(116,379)	(114,040)

	$3,365	$4,006

     The Company entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace a credit facility assumed in a previous acquisition. The Company may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2002, $90 million was outstanding under the credit facility and the interest rate was 2.85%. The Company is required to pay a commitment fee of 0.35% per annum, on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

     At June 30, 2002 the Company had a note payable to a customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At June 30, 2002 the interest rate for the note was 3.03%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect this obligation. The Company disputes that assertion and is vigorously defending the lawsuit. See Note 8.

7.	Shareholders’ Equity

Comprehensive Loss

     The components of comprehensive loss, net of taxes are as follows:

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Net loss	$(295,485)	$(793,246)
Other comprehensive income (loss):
Change in unrealized gain on investment	(6,134)	(2,845)
Change in accumulated translation adjustments	280	(114)

Total comprehensive loss	$(301,339)	$(796,205)

     The components of accumulated other comprehensive income, net of tax are as follows:

	June 30,	December 31,
	2002	2001

	(In thousands)
Accumulated unrealized gain on investments	$838	$6,972
Accumulated translation adjustments	214	(66)

Total accumulated other comprehensive income	$1,052	$6,906

8.	Litigation

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

     In November 2001 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two Company patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. Intel denied the Company’s allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California, which the court denied. In July 2002 the court granted Intel’s motion to amend its pleadings by adding counterclaims of patent infringement against the Company relating to three Intel networking patents. The parties are currently conducting discovery in this action. A patent claims construction hearing in the case is scheduled for September 2002, and trial is currently scheduled to begin in February 2003; however, these dates are currently under review by the court.

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

     In July 2002 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune (i) infringes a Company patent relating to tuner technology, (ii) induces the infringement of such patent, and (iii) contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In August 2002 Microtune filed an answer to the complaint denying the Company’s allegations. The court has not yet set a trial date for the case.

     In May 2002 National Semiconductor Corporation filed a complaint in the United States District Court for the Eastern District of California against the Company asserting that the Company (i) infringes eleven National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In July 2002 the Company answered the complaint by denying National’s infringement allegations, and filed counterclaims asserting that National (i) infringes four of the Company’s patents relating to high-speed networking, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that National’s patents are invalid and not infringed. National has not yet answered the counterclaims, but the court has set a trial date for April 2005.

     Although the Company believes that it has strong defenses to Intel’s claims in the Delaware and Texas actions, to Microtune’s claims in the Texas action, and to National Semiconductor’s claims in the California action, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages

(which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

     From March through May 2001, the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California1, alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. The Company filed a motion to dismiss the plaintiffs’ consolidated complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure, and that motion was granted by the District Court in March 2002. The court granted plaintiffs leave to file a second amended complaint and plaintiffs filed a second amended complaint in April 2002. In May 2002 the Company filed a motion to dismiss the second amended complaint, which motion was denied in July 2002. The Company’s answer to the seconded amended complaint is due in September 2002. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

     From March through June 2001, the Company, its directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In March 2002 the plaintiffs filed their consolidated amended complaint in the state action. The Company and individual defendants filed a demurrer to the David action in April 2002, which the court overruled in May 2002. The Company and the individual defendants applied to the Court of Appeal for a writ of mandate compelling the Superior Court to reconsider its ruling. In August 2002 the Court of Appeal denied the writ application and the Company filed a petition for review with the Supreme Court. The Company filed an answer to the complaint denying the plaintiffs’ allegations in August 2002. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

     In February 2002 an additional securities fraud complaint was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer, entitled Arenson, et al. v. Broadcom Corp., et al. This lawsuit purports to assert claims for violations of the California Corporations Code, and intentional and negligent misrepresentation, and seeks rescission of plaintiffs’ alleged purchases of the Company’s stock, based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. The Company removed the lawsuit to the United States District Court for the Central District of California. Plaintiffs filed a motion to remand the case back to state court, which the court denied in May 2002. The Company has also filed a motion to dismiss this complaint. Upon the filing of the Company’s motion, the plaintiffs voluntarily dismissed all of their state law claims and requested that the federal court allow them 60 days leave to amend the complaint to plead federal law claims only, which the court granted. The plaintiffs’ amended complaint is now due in August 2002. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

     In August 2001, 3Com Corporation filed a complaint against the Company in California Superior Court asserting that the Company breached the terms of a promissory note in the original principal amount of $21.1 million issued by the Company in connection with its acquisition of warrants to purchase common stock of 3Com (see Note 6). The complaint seeks the recovery of alleged monetary damages, including principal and interest, together with attorneys’ fees and other costs. In January 2002 the Company answered the complaint, generally denying the allegations and asserting affirmative defenses. The parties are currently engaged in discovery in the action, and the court has scheduled a trial date of November 2002. Although the Company believes that it has strong defenses and potential counterclaims to 3Com’s claims and is defending the action vigorously, a finding of breach by the Company could lead to liability for monetary damages, attorneys’ fees and other costs.

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

     In October 2001 the ITC issued a Limited Exclusion Order that excludes from importation into the United States integrated repeaters, such as Altima’s AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Intel’s U.S. Patent No. 5,894,410 (the “410 patent”). The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. The Company believes that exclusion of the AC105R and AC108 devices from importation has not and will not have a material impact on the business of Altima or the Company. In May 2002 Altima and Broadcom respectively filed appeal briefs asking the Court of Appeals for the Federal Circuit to vacate the finding of violation with respect to the 410 patent and to vacate and revise the Order to exclude Broadcom products from its coverage. In June 2002 the ITC filed its appeal brief, which indicated that the Order does not prohibit Broadcom from importing its own discrete products. An adverse ruling by the court on these appeals might result in exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

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

     The foregoing discussion includes material developments that occurred during the three months ended June 30, 2002 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

     The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements.

9.	Restructuring Costs

     In the second quarter of 2001 the Company began implementing a plan to restructure its operations in response to the then challenging economic climate. Through June 30, 2002 this restructuring plan resulted in cumulative costs of approximately $39.1 million due to certain business unit realignments, workforce reductions and consolidation of excess facilities. Of this amount, $4.8 million was recorded during the six months ended June 30, 2002 and was classified as operating expense in the Company’s unaudited condensed consolidated statements of operations.

     Through June 30, 2002 the restructuring plan resulted in the termination of employment of approximately 165 employees across all of the Company’s business functions and geographic regions. The Company recorded workforce reduction charges of approximately $16.3 million related to severance and fringe benefits for the terminated employees. Included in this amount is a non-cash charge of approximately $11.1 million of stock-based compensation expense, which resulted from an extension of the exercise period for vested stock options of certain of the terminated employees. In addition, the number of temporary and contract workers employed by the Company was also reduced.

     In connection with the restructuring plan, the Company recorded charges of approximately $22.8 million through June 30, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-off of leasehold improvements.

     In connection with the Mobilink acquisition, the Company assumed additional charges of approximately $6.8 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-off of leasehold improvements.

     A summary of the cumulative restructuring costs, including costs related to Mobilink, through June 30, 2002 is as follows:

				Restructuring
				Liabilities at
	Total Costs	Non-Cash Costs	Cash Payments	June 30, 2002

	(In thousands)
Workforce reductions	$16,291	$(11,070)	$(5,196)	$25
Consolidation of excess facilities	29,627	(3,506)	(9,964)	16,157

Total	$45,918	$(14,576)	$(15,160)	$16,182

     The consolidation of excess facilities costs will be paid over the respective lease terms through 2006.

     The following is a summary of the changes in restructuring liabilities, including Mobilink liabilities, for the six months ended June 30, 2002:

	Restructuring
	Liabilities at	Additional			Restructuring
	December 31,	Restructuring	Non-Cash	Cash	Liabilities at
	2001	Costs	Costs	Payments	June 30, 2002

	(In thousands)
Workforce reductions	$124	$191	$—	$(290)	$25
Consolidation of excess facilities	10,470	11,446	(1,868)	(3,891)	16,157

Total	$10,594	$11,637	$(1,868)	$(4,181)	$16,182

10.	Subsequent Events

     In July and August 2002 the Company granted additional options to existing employees to purchase approximately 30.8 million shares of the Company’s Class A common stock under the Company’s 1998 Stock Incentive Plan. The options were granted in an effort to retain and incentivize employees as part of the Company’s regular annual employee review or “focal grant” program. The options granted represented employee focal grants for both 2002 and 2003. The weighted average exercise price per share for the options is $15.74, the fair market value on the date of grant. The options have a term of 10 years and were generally 25% immediately vested and exercisable on the date of grant with the remaining balance vesting and becoming exercisable ratably on a monthly basis over a period of 48 months from the date of grant.

     In July 2002 the Company incurred litigation settlement costs and license fees of approximately $4.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

     You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and product cost control and reduction efforts, the market acceptance and performance of our products, our dependence on a few significant customers for a substantial portion of our revenue, implications of our lengthy sales cycle, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the adoption of future industry standards, our production capacity, our future capital requirements, and the results of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

     Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan and wide area networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol, or VoIP, gateway and telephony systems; broadband network processors; and SystemI/O™ server solutions.

     From Broadcom’s inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has increased predominantly through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that future development revenue will constitute a small percentage of our total revenue. We also generate a small percentage of our product revenue from the licensing of software and the provision of software support services and from licenses of system-level reference designs. We utilize independent foundries to manufacture all of our products.

     Net revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 23.3% for the three months ended June 30, 2002 as compared with 21.4% for the three months ended June 30, 2001. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 24.8% for the six months ended June 30, 2002 as compared with 20.0% for the six months ended June 30, 2001. All of our revenue to date has been denominated in U.S. dollars.

     From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Hewlett-Packard (1)	13.8%	18.7%	14.8%	14.3%
Motorola	12.6	14.0	13.3	16.8
Dell	11.5	*	10.9	*
Cisco	10.9	*	10.2	*
3Com	*	*	*	11.7
Five largest customers as a group	53.8%	53.3%	53.8%	56.0%

*	Less than 10% of net revenue

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

     We expect that our largest customers, which customers have varied from period to period, will continue to account for a substantial portion of our net revenue in 2002 and for the foreseeable future.

     Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

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

     Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays between incurring expenses for research and development and selling, general and administrative efforts, and investments in inventory, and the generation of corresponding revenue, if any. Furthermore, during 2002 and thereafter, we may continue to increase our investment in research and development, selling, general and administrative functions and inventory. We anticipate that the rate of new orders may continue to vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

     Acquisition Strategy. A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make additional acquisitions in the future. However, the current volatility in the stock market and the current price of our Class A common stock may adversely affect our ability to make such acquisitions.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the semiconductor industry or a continuation or an increase in severity of the recent economic slowdown or (iii) any failure to meet our future performance projections. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Beginning in 2002 we will perform an annual impairment review during the fourth quarter of each year, or more frequently if indicators of impairment exist. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuations. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible that certain of our products will not gain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, our revenue and cost forecast will not be achieved, and we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to and financial guarantees for the investee that create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value and which could require a future impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

     The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.6	62.9	55.9	56.7

Gross profit	44.4	37.1	44.1	43.3
Operating expense:
Research and development	44.4	55.0	45.6	43.3
Selling, general and administrative	15.7	18.4	16.3	15.0
Stock-based compensation	31.7	63.7	36.8	47.9
Amortization of purchased intangible assets	2.3	3.3	2.2	2.5
Restructuring costs	—	8.6	1.0	3.5
Amortization of goodwill	—	98.0	—	78.1
In-process research and development	—	—	—	21.0
Litigation settlement costs	—	—	—	0.6

Loss from operations	(49.7)	(209.9)	(57.8)	(168.6)
Interest income, net	1.3	3.1	1.4	2.8
Other income (expense), net	0.2	(0.1)	(0.9)	(0.3)

Loss before income taxes	(48.2)	(206.9)	(57.3)	(166.1)
Provision (benefit) for income taxes	1.9	—	2.2	(14.0)

Net loss	(50.1)%	(206.9)%	(59.5)%	(152.1)%

     Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from development revenue generated under development contracts with our customers and licenses of software and the provision of software support services. Net revenue is revenue less provisions for returns and allowances and the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended June 30, 2002 was $258.2 million, an increase of $47.3 million or 22.4% as compared with net revenue of $210.9 million for the three months ended June 30, 2001. Net revenue for the six months ended June 30, 2002 was $497.0 million, a decrease of $24.4 million or 4.7% as compared with net revenue of $521.4 million for the six months ended June 30, 2001. Net revenue was reduced by $7.4 million and $15.0 million for the three and six months ended June 30, 2001, respectively, to account for the fair value of the performance-based warrants to purchase shares of our Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. No comparable performance-based warrants were earned in the three and six months ended June 30, 2002. There were no remaining performance-based warrants outstanding at June 30, 2002.

     The increase in net revenue for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001 resulted primarily from increases in volume shipments of our enterprise networking and SystemI/O server products. The decline in net revenue for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001 resulted primarily from a decrease in volume shipments of our semiconductor products for digital cable set-top boxes, cable modems and the enterprise networking market, as our customers faced slower demand for their products, offset in part by an increase in shipments of SystemI/O server products. Due to the continuing significant economic slowdown in the technology sector and semiconductor industry during 2001, we experienced a significant slowdown in customer orders, as well as an increase in the number of order cancellations and reschedulings of backlog. We experienced modest sequential quarterly revenue growth in the third and fourth fiscal quarters of 2001 and the first and second quarters of 2002 and expect such modest growth to continue in the third quarter of 2002.

     Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended June 30, 2002 was $114.6 million or 44.4% of net revenue, an increase of $36.3 million or 46.3% from gross profit of $78.3 million or 37.1% of net revenue for the three months ended June 30, 2001. The increase in gross profit resulted primarily from the increase in the volume of semiconductor product shipments. Gross profit for the six months ended June 30, 2002 was $219.3 million or 44.1% of net revenue, a decrease of $6.6 million or 2.9% from gross profit of $225.9 million or 43.3% of net revenue for the six months ended June 30, 2001.

     The increase in gross profit as a percentage of net revenue for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001 resulted primarily from increased absorption of fixed overhead costs as a result of higher revenues, the absence of revenue reduction from performance-based warrants and lower stock-based compensation expense.

     Approximately $3.3 million and $5.2 million of stock-based compensation expense were included in cost of revenue for the three months ended June 30, 2002 and 2001, respectively. Approximately $13.6 million and $13.4 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended June 30, 2002 and 2001, respectively. Approximately $6.7 million and $9.1 million of stock-based compensation expense were included in cost of revenue for the six months ended June 30, 2002 and 2001, respectively. Approximately $26.8 million and $25.0 million of amortization of purchased intangible assets were included in cost of revenue for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $50.7 million, of which $29.2 million is expected to be amortized in the remainder of 2002 and approximately $16.1 million and $5.4 million are expected to be amortized in 2003 and 2004, respectively.

     We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and the possible future introduction of certain lower margin products. We believe that gross profit as a percentage of net revenue in the third quarter of 2002 will be approximately flat with the second quarter of 2002.

     Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs. Research and development expense does not include expense amounts associated with stock-based compensation of employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for the three months ended June 30, 2002 was $114.7 million or 44.4% of net revenue, a decrease of $1.3 million or 1.2% as compared with research and development expense of $116.1 million or 55.0% of net revenue for the three months ended June 30, 2001. Research and development expense for the six months ended June 30, 2002 was $226.4 million or 45.6% of net revenue, an increase of $0.8 million or 0.4% as compared with research and development expense of $225.6 million or 43.3% of net revenue for the six months ended June 30, 2001. This resulted primarily from certain strategic new hires and investment in design tools for the development of new products and the enhancement of existing products, offset in part by cost reductions from our 2001 restructuring plan. Research and development expense in the near term is expected to be moderately higher in absolute dollars than the second quarter of 2002 levels. Based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional and legal fees, trade show expenses and facilities expenses. Selling, general and administrative expense does not include expense amounts associated with stock-based compensation of administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for the three months ended June 30, 2002 was $40.6 million or 15.7% of net revenue, an increase of $1.8 million or 4.6% as compared with selling, general and administrative expense of $38.8 million or 18.4% of net revenue for the three months ended June 30, 2001. Selling, general and administrative expense for the six months ended June 30, 2002 was $81.1 million or 16.3% of net revenue, an increase of $2.9 million or 3.7%, as compared with selling, general and administrative expense of $78.2 million or 15.0% of net revenue for the six months ended June 30, 2001. This modest increase reflected higher personnel-related costs resulting from the addition of certain strategic new hires as well as increased facilities expenses and legal fees, offset in part by cost reductions from our 2001 restructuring plan. Selling, general and administrative expense in the near term is expected to increase moderately in absolute dollars from the second quarter of 2002 levels. Based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation. We will continue to periodically assess our cost structure and product programs to improve operational efficiencies.

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

     Stock-based compensation expense for the three months ended June 30, 2002 was $81.7 million or 31.7% of net revenue, a decrease of $52.5 million or 39.1%, as compared with stock-based compensation expense of $134.2 million or 63.7% of net revenue for the three months ended June 30, 2001. Approximately $3.3 million and $5.2 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended June 30, 2002 and 2001, respectively. Stock-based compensation expense for the six months ended June 30, 2002 was $183.2 million or 36.8% of net revenue, a decrease of $66.8 million or 26.7%, as compared with stock-based compensation expense of $250.0 million or 47.9% of net revenue for the six months ended June 30, 2001. Approximately $6.7 million and $9.1 million of additional stock-based compensation expense were classified as cost of revenue for the six months ended June 30, 2002 and 2001, respectively. The decrease in stock-based compensation expense for the three and six months ended June 30, 2002 related primarily to the decrease in our quarter end stock price, which is used to remeasure stock-based compensation for options subject to variable accounting, and the termination of certain employees. Employee terminations for the six months ended 2002 and the full year 2001 resulted in the elimination of approximately $35.5 million and $84.6 million, respectively, of deferred compensation that is no longer amortized.

     Outstanding stock options assumed in certain of our acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in the Company’s stock price between measurement dates, previously recorded stock-based compensation expense will be reversed. Due to the decrease in our stock price during the three and six months ended June 30, 2002, we recorded approximately $12.7 million and $9.1 million, respectively, in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. During the three and six months ended June 30, 2001, we recorded approximately $11.6 million and $13.0 million, respectively, in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges have been and in the future are expected to continue to be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At June 30, 2002 options to purchase 5,169,645 shares of Class A common stock were subject to variable accounting, of which 1,628,656 options were vested and 3,540,989 options were unvested. These options have a weighted average per share exercise price of $11.98 and a remaining vesting period of approximately two to three years.

     At June 30, 2002, a total of 8,512,400 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of SiByte, ServerWorks and Mobilink are met. If the remaining internal performance goals had been met at June 30, 2002, additional equity consideration of approximately $149.3 million, based on the closing price of our Class A common stock on June 28, 2002 (the last trading day of the quarter), would have been recorded and allocated between goodwill and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are satisfied.

     Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets for the three months ended June 30, 2002 was $5.9 million or 2.3% of net revenue, a decrease of $1.0 million or 15.0%, as compared with $6.9 million or 3.3% of net revenue for the three months ended June 30, 2001. The amortization of purchased intangible assets for the six months ended June 30, 2002 was $11.3 million or 2.2% of net revenue, a decrease of $1.7 million or 13.5%, as compared with $13.0 million or 2.5% of net revenue for the six months ended June 30, 2001. The decrease resulted primarily from the reclassification, as required by Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142, of assembled workforce as goodwill, which is no longer being amortized, offset partially by the amortization of other purchased intangibles. In addition, approximately $13.6 million and $13.4 million of amortization of completed technology were classified as cost of revenue for the three months ended June 30, 2002 and 2001, respectively. Approximately $26.8 million and $25.0 million of amortization of completed technology were classified as cost of revenue for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $13.7 million, of which $11.1 million is expected to be amortized in the remainder of 2002 and $2.6 million is expected to be amortized in 2003.

     Amortization of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquired company and the fair value of the net tangible and intangible assets acquired. The amortization of goodwill for the three months ended June 30, 2001 was $206.7 million or 98.0% of net revenue. The amortization of goodwill for the six months ended June 30, 2001 was $407.4 million or 78.1% of net revenue. No comparable amounts of amortization were recorded in the three and six months ended June 30, 2002.

     In June 2001 the FASB issued SFAS No. 141, Business Combinations, or SFAS 141, and SFAS 142, both effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was immediately applicable to any acquisitions made after June 30, 2001. As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended June 30, 2002 and did not identify any impairment of goodwill and indefinite-lived intangible assets. We plan to perform an annual impairment review during the fourth quarter of each year, beginning in 2002, or more frequently if we believe indicators of impairment exist.

     In-Process Research and Development, or IPR&D. IPR&D generally represents the fair value of research and development projects acquired through acquisitions that have not reached technological feasibility and no alternative future uses exist. IPR&D totaled $109.7 million for the two purchase transactions completed in the six months ended June 30, 2001. No comparable IPR&D costs were incurred for the six months ended June 30, 2002. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. For the six months ended June 30, 2002 actual results for the remaining development projects outstanding have been generally consistent with our previous assumptions.

     Restructuring Costs. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the then current challenging economic climate. Restructuring costs consist of the costs associated with the implementation of this restructuring plan. This restructuring plan has resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. During the six months ended June 30, 2002 we recorded restructuring costs totaling $4.8 million. These restructuring costs consisted primarily of charges of approximately $4.6 million for the consolidation of excess facilities related primarily to non-cancelable lease costs and write-off of leasehold improvements and charges of approximately $0.2 million for workforce reduction costs related to severance and fringe benefits. During the six months ended June 30, 2001 we recorded restructuring costs totaling $18.2 million. These restructuring costs consisted primarily of charges of approximately $5.0 million for the consolidation of excess facilities and charges of approximately $13.2 million for workforce reduction costs related to severance and fringe benefits. The charges for consolidation of excess facilities related primarily to lease terminations and non-cancelable lease costs. Included in workforce reduction charges is a stock-based compensation expense in the amount of $10.0 million associated with the extension of the exercise period for stock options that were vested at the termination date. These restructuring costs were classified as operating expense in the unaudited condensed consolidated statement of operations.

     In connection with the Mobilink acquisition in the three months ended June 30, 2002, we assumed liabilities of approximately $6.8 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-off of leasehold improvements.

     We cannot assure that our restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements.

     Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred for the six months ended June 30, 2001. No comparable litigation settlement costs were incurred for the six months ended June 30, 2002.

     Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for the three months ended June 30, 2002 was $3.3 million or 1.3% of net revenue, a decrease of $3.2 million as compared with $6.5 million or 3.1% of net revenue for the three months ended June 30, 2001. Interest income, net, for the six months ended June 30, 2002 was $6.8 million or 1.4% of net revenue, a decrease of $7.8 million as compared with $14.6 million or 2.8% of net revenue for the six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon.

     Other Income (Expense), Net. Other income (expense), net, primarily includes recorded losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other income, net, for the three months ended June 30, 2002 was $0.4 million or 0.2% of net revenue, an increase of $0.7 million as compared with other expense, net of $0.3 million or 0.1% of net revenue for the three months ended June 30, 2001. Other expense, net, for the six months ended June 30, 2002 was $3.9 million or 0.9% of net revenue, an increase of $2.5 million as compared with other expense, net of $1.4 million or 0.3% of net revenue for the six months ended June 30, 2001. The increase for the six months ended June 30, 2002 resulted primarily from recording a loss of approximately $4.1 million representing an other-than-temporary decline in the value of certain of our strategic investments.

     Provision (Benefit) for Income Taxes. We recorded an income tax expense of $4.9 million related to expected foreign taxes for the three months ended June 30, 2002 and no expense for the three months ended June 30, 2001, which resulted in effective tax rates of approximately 3.9% and 0%, respectively. We recorded an income tax expense of $10.9 million related to expected foreign taxes for the six months ended June 30, 2002 and an income tax benefit of $72.7 million for the six months ended June 30, 2001, which resulted in effective tax rates of approximately 3.8% and (8.4)%, respectively. The primary difference in our provision for income taxes between the three and six months ended June 30, 2002 and June 30, 2001 resulted from certain 2002 losses recorded without tax benefit. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for the three and six months ended June 30, 2002 and June 30, 2001 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, amortization of goodwill and other acquisition-related expenses from purchase transactions, foreign taxes, as well as the effects of certain 2002 losses recorded without tax benefit. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109.

     We have recorded net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations and tax planning strategies, which rely on our continuing ability to realize value from our intellectual property portfolio. We have provided a valuation allowance against the remainder of our deferred tax assets. Consequently, we have not recognized any income tax benefits related to our domestic operating loss for the three and six months ended June 30, 2002.

Impact of Adoption of New Accounting Standards

     In June 2001 the FASB issued SFAS 142. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

     As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002, which includes $12.1 million of assembled workforce previously classified as purchased intangible assets. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended June 30, 2002 and did not identify any impairment of goodwill and indefinite-lived intangible assets. We will perform an annual impairment review during the fourth quarter of each year, beginning with 2002, or more frequently if we believe indicators of impairment are present.

     The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three and six months ended June 30, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss – as reported	$(129,418)	$(436,394)	$(295,485)	$(793,246)
Adjustments:
Amortization of goodwill	—	206,713	—	407,370
Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,648	—	3,253
Income tax effect	—	(1,484)	—	(2,925)

Net adjustments	—	206,877	—	407,698

Net loss – as adjusted	$(129,418)	$(229,517)	$(295,485)	$(385,548)

Basic and diluted net loss per share – as reported	$(0.49)	$(1.73)	$(1.12)	$(3.16)

Basic and diluted net loss per share – as adjusted	$(0.49)	$(0.91)	$(1.12)	$(1.54)

Recent Accounting Pronouncements

     In June 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement.

Liquidity and Capital Resources

     Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. At June 30, 2002 we had $238.9 million in working capital, $578.8 million in cash, cash equivalents and short-term marketable securities and $53.5 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At December 31, 2001 we had $261.8 million in working capital, $539.8 million in cash, cash equivalents and short-term marketable securities, and $109.8 million in long-term marketable securities.

     Our working capital decreased during the six months ended June 30, 2002 primarily due to additions to property and equipment, the purchase of strategic investments, and the assumption of net liabilities in the Mobilink acquisition, offset by the inclusion of marketable securities that had been classified as long-term assets at December 31, 2001 but have become short-term marketable securities.

     Cash and cash equivalents decreased from $403.8 million at December 31, 2001 to $365.9 million at June 30, 2002 as investing activities more than offset the cash provided by operating and financing activities.

     During the six months ended June 30, 2002 operating activities provided $15.6 million in cash. Although we had a net loss of $295.5 million for the six months ended June 30, 2002, such amount included non-cash items totaling $262.4 million, which resulted from depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring charges, development revenue and loss on strategic investments. In addition to the net impact of non-cash items, our operating activities for the six months ended June 30, 2002 also reflected increases in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory. Operating activities provided $52.5 million in cash for the six months ended June 30, 2001. Although we incurred a net loss of $793.2 million for the six months ended June 30, 2001, such amount included non-cash items totaling $787.2 million resulting from depreciation and amortization, stock-based compensation expense, amortization of goodwill and purchased intangible assets, IPR&D, restructuring charges and deferred taxes. In addition to the net impact of non-cash items, operating activities for the six months ended June 30, 2001 also reflected a decrease in accounts receivable, inventory, accounts payable and other accrued liabilities, offset in part by an increase in prepaid expenses and other assets.

     Accounts receivable increased $35.6 million to $93.3 million during the six months ended June 30, 2002. The increase in accounts receivable resulted primarily due to the fact that our sales were fairly consistent throughout the quarter, as opposed to the last quarter of 2001 in which a higher proportion of sales occurred in the first two months of that quarter, and from the modest increase in net revenue as compared with the three months ended December 31, 2001.

     Inventories increased $5.9 million to $29.4 million during the six months ended June 30, 2002. The increase in inventory generally reflected the buildup of inventory to support our expected modest revenue growth.

     In the future, we may be required to maintain higher levels of accounts receivable and inventory to support increased sales. This buildup may result in our operating activities using cash, in contrast to historically providing cash.

     Investing activities used cash in the amount of $71.4 million for the six months ended June 30, 2002, primarily as a result of $20.5 million in net purchases of marketable securities, the purchase of $48.7 million of capital equipment to support our operations and the purchase of $3.0 million of strategic investments. Our investing activities used cash in the amount of $111.1 million for the six months ended June 30, 2001, primarily as a result of $104.6 million in net purchases of marketable securities and the purchase of $47.5 million of capital equipment to support our operations, offset in part by $41.0 million of net cash received in purchase transactions.

     Cash provided by financing activities was $18.0 million for the six months ended June 30, 2002, which was primarily the result of $25.8 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $8.4 million in payments on debt and capital lease obligations. Cash provided by financing activities was $15.8 million for the six months ended June 30, 2001, primarily the result of $36.6 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, and $15.0 million in net proceeds from the exercise of performance-based warrants earned by customers, which was partially offset by $36.4 million in payments on debt and capital lease obligations.

     Due to the significant decline in our stock price, we received less proceeds from the exercise of stock options for the six months ended June 30, 2002 than we did for the six months ended June 30, 2001, as significantly fewer options, with lower exercise prices, were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

     The following table summarizes our contractual payment obligations and commitments:

	Payment Obligations by Year (In thousands)

						There-
	2002	2003	2004	2005	2006	after	Total

	(remaining
	six
	months)
Bank credit facility	$90,000	$—	$—	$—	$—	$—	$90,000
Note payable	21,051	—	—	—	—	—	21,051
Capital leases and other obligations	3,228	4,253	1,212	—	—	—	8,693
Operating leases	43,019	87,278	75,087	43,312	29,440	90,931	369,067
Purchase commitments	5,080	—	—	—	—	—	5,080

Total	$162,378	$91,531	$76,299	$43,312	$29,440	$90,931	$493,891

In addition, we have guaranteed an aggregate of $1.8 million in loans provided by a financial institution to certain of our employees, none of whom are executive officers.

     We entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace a credit facility assumed in a previous acquisition. We may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2002, $90 million was outstanding under the credit facility and the interest rate was 2.85%. We are required to pay a commitment fee of 0.35% per annum, on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

     Our debt also includes a note payable to a customer in the amount of $21.1 million that bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At June 30, 2002 the interest rate for the note was 3.03%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect this obligation. We dispute that assertion and are vigorously defending the lawsuit. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

     Capitalized leases and other obligations are payable in varying monthly installments at rates that average approximately 4.89% per annum.

     We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

     We had outstanding capital commitments totaling approximately $5.1 million as of June 30, 2002, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During the six months ended June 30, 2002 we spent approximately $48.7 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements, to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt and equity offerings, or a combination of any of these means.

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

     Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, beginning in the first half of 2001 we experienced a significant slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, and higher overhead costs as a percentage of our reduced net revenue, from which we have not yet fully recovered. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and the broadband communications markets. In addition, the events of September 11, 2001 and subsequent international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

     We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from the recent downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

     Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following, as well as the impact of the other factors identified in this Risk Factors section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide;

•	the timing, rescheduling or cancellation of significant customer orders and the ability of our customers to manage their inventories;

•	the gain or loss of a key customer;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt Broadcom technologies and products in our target markets;

•	our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans; and

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products.

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

     We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard, Motorola, Dell and Cisco, including sales to their respective manufacturing subcontractors, accounted for approximately 13.8%, 12.6%, 11.5% and 10.9%, respectively, of our net revenue for the three months ended June 30, 2002. Sales to Hewlett-Packard (including sales to Compaq, which was acquired by Hewlett-Packard in May 2002), Motorola, Dell and Cisco, including sales to their respective manufacturing subcontractors, accounted for approximately 14.8%, 13.3%, 10.9% and 10.2%, respectively, of our net revenue for the six months ended June 30, 2002. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 53.8% of our net revenue for the six months ended June 30, 2002 as compared with 49.3% of our net revenue in fiscal 2001. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Because we are subject to order and shipment uncertainties, any significant order cancellations or deferrals could adversely affect business.

     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

We face intense competition in the broadband communications markets and semiconductor industry, which could reduce our market share in existing markets and affect our entry into new markets.

     The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; transmission and switching for high-speed local, metropolitan and wide area and optical networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network processors; and system I/O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

     Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies in the future that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

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

We will have difficulty selling our products if customers do not design our products into their product offerings or if customers’ product offerings are not commercially successful.

     Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs our product into its product offering, that does not guarantee us revenue. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will ever be commercially successful.

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

     While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Our acquisition strategy may require us to undertake significant capital infusions, be dilutive to our existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2002, we acquired 22 companies including Mobilink Telecom, Inc., and plan to continue to pursue additional acquisition opportunities in the future.

     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses.

     Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 purchase transactions to date, we recorded goodwill in the aggregate amount of approximately $4.487 billion. Through fiscal 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.596 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions and may record additional goodwill and deferred compensation with respect to prior acquisitions that involve as yet unearned contingent consideration. Any of these events could cause the price of our Class A common stock to decline.

     Acquisitions made entirely or partially for cash may reduce our cash reserves. Alternatively, if we issue equity in connection with an acquisition, as in the case of our recent acquisitions, or convertible debt securities, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A or Class B common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of the completed acquisitions described above were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

     Our future success depends to a significant extent upon the continued service of our key technical and senior management personnel, in particular, our co-founders, President and Chief Executive Officer Dr. Henry T. Nicholas III, and Vice President of Research & Development and Chief Technical Officer Dr. Henry Samueli. We do not have employment agreements with these executives or any other key employees that govern the length of their service. The loss of the services of Dr. Nicholas or Dr. Samueli, or certain other key employees, would likely materially and adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers, software engineers and systems applications engineers. Competition for these employees is intense. Because stock options generally comprise a significant portion of our compensation packages for all employees, the decline in the price of our Class A common stock may make it more difficult for us to attract and retain key employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

Our future success depends in significant part on strategic relationships with customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

     In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 123 issued U.S. patents and have filed approximately 1,200 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Thus any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

     In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we ever fail to fulfill our obligations, including product supply obligations, under those agreements, and if we do not correct the failure within a specified time period. Moreover, we often incorporate the intellectual property of strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization. We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We are currently engaged in litigation, and we may have to engage in additional litigation in the future, to enforce or defend our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation has in the past been and will likely continue very expensive and time consuming. Additionally any litigation can divert management’s attention from operation of the business, which could negatively impact our operations.

Infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results.

     Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

     We do not own or operate a fabrication facility. Five outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. In September 1999 two of the foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we would need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

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

     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we primarily use five independent foundries, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices, which could impair our ability to meet customer’s needs and have a material adverse effect on our operating results.

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

     In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed some of our products to be manufactured in .35 micron, .22 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

Our rapid growth during the last few years and any future growth could strain our managerial, operational and financial resources.

     During the past few years, we have significantly increased the scope of our operations and expanded our workforce, expanding from 1,069 employees as of December 31, 1999 to 2,998 employees as of June 30, 2002, including contract and temporary employees and employees who joined us as the result of acquisitions. This growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We will likely need to relocate some or all of our employees or operations or expand our facilities from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 24.8% of our net revenue for the six months ended June 30, 2002 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. As a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent terrorist attacks in the United States and abroad and the resultant heightened security may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including:

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

     We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

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

Our California facilities and the facilities of three of the primary independent foundries upon which we rely to manufacture substantially all of our current products are located in regions that are subject to earthquakes and other natural disasters.

     Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations. In addition, two of the five outside foundries upon which we rely to manufacture substantially all of our semiconductor devices, are located in Taiwan and one such outside foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in Taiwan or Japan could materially disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

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

     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2001 our Class A common stock has traded at prices as low as $14.70 and as high as $139.50 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

     In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

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

Some of our directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

     As of July 31, 2002 our directors and executive officers beneficially owned approximately 24.6% of our outstanding common stock and 70.3% of the total voting control held by our shareholders. In particular, as of July 31, 2002 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 23.4% of our outstanding common stock and 68.6% of the total voting control held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In addition, these persons currently control the management of our business. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.

     Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our directors’ and officers’ ownership of a majority of the Class B common stock and the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. These factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

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

         Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2002 the carrying value of our cash and cash equivalents approximates fair value.

         Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, country and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of June 30, 2002, the fair value of these investments was $268.4 million. These investments are sensitive to changes in interest rates.

         Our marketable equity securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in three publicly traded companies. In 2001 we recorded losses of $22.0 million representing an other-than-temporary decline in the value of these investments. As of June 30, 2002 the carrying value of these investments was $4.1 million and the fair value of these investments was $9.7 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $4.1 million and $10.7 million during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, related to these privately held investments. As of June 30, 2002 the carrying and fair value of these investments was $39.0 million.

         Our short-term debt currently consists of a financing arrangement for a bank credit facility of up to $90.0 million, a note payable in the amount of $21.1 million and capital leases and other obligations in the amount of $8.7 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.85%. We are required to pay a commitment fee of 0.35% per annum, on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

         The note payable to a customer bears interest at a rate of LIBOR plus 1%, adjusted quarterly, and is due in December 2002. At June 30, 2002 the interest rate for the note was 3.03%. The note becomes immediately due and payable upon the occurrence of certain events. The customer has asserted that the entire principal amount of the note and all interest accrued thereon are currently due and payable and has filed a lawsuit to collect this obligation. We dispute that assertion and are vigorously defending the lawsuit. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

         Our long-term debt consists of capital leases and other obligations. These obligations are payable in varying monthly installments at rates that average approximately 4.89% per annum through 2004.

         The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the note, we do not believe these instruments are subject to significant interest rate risk.

         The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of June 30, 2002 and December 31, 2001 are as follows:

	Carrying					Fair
	Amount	Maturity				Value

	6/30/02	2002	2003	2004	Thereafter	6/30/02

	(in thousands, except interest rates)
Investments

Cash equivalents	$42,637	$42,637	$—	$—	$—	$42,637

Weighted average interest rate	1.68%	1.68%	—	—	—

Marketable debt securities	$266,328	$123,384	$113,344	$29,600	—	$268,355

Weighted average interest rate	3.88%	3.51%	4.44%	3.28%	—

Long-term debt

Capital leases and other obligations	$8,693	$3,228	$4,253	$1,212	—	$8,693

Weighted average interest rate	4.89%	3.58%	5.05%	7.80%	—

	Carrying					Fair
	Amount	Maturity				Value

	12/31/01	2002	2003	2004	Thereafter	12/31/01

	(in thousands, except interest rates)
Investments

Cash equivalents	$37,230	$37,230	$—	$—	$—	$37,225

Weighted average interest rate	2.34%	2.34%	—	—	—

Marketable debt securities	$245,795	$136,028	$101,167	$8,600	—	$249,033

Weighted average interest rate	4.30%	4.00%	4.36%	0.31%	—

Long-term debt

Capital leases and other obligations	$6,995	$2,989	$2,794	$1,212	—	$6,995

Weighted average interest rate	7.86%	8.04%	7.68%	7.80%	—

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

     In May 2002 in connection with our acquisition of Mobilink, we issued an aggregate of 4,396,734 shares of our Class A common stock in exchange for all outstanding shares of Mobilink stock and reserved 1,211,637 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights of Mobilink. If specified internal future performance goals are satisfied, we will issue up to 2,045,569 additional shares of our Class A common stock to the shareholders and option holders of Mobilink.

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

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2002 Annual Meeting of Shareholders of the Company was held April 25, 2002.

(b)	At the 2002 Annual Meeting, the Shareholders elected each of the following nominees as directors, to serve on the Company’s Board of Directors until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A Shares	Class B Shares	Class B Votes	Total Votes

Henry T. Nicholas, III	130,902,171	63,603,309	636,033,090	766,935,261
Henry Samueli	130,900,311	63,603,309	636,033,090	766,933,401
George L. Farinsky	145,658,889	63,602,045	636,020,450	781,679,339
Alan E. Ross	145,659,546	63,602,045	636,020,450	781,679,996
Werner F. Wolfen	145,657,146	63,603,309	636,033,090	781,690,236

(c)	At the 2002 Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

(1)	To approve the amendment and restatement of the Company’s 1998 Stock Incentive Plan, as previously amended and restated, to (a) increase the number of shares of Class A common stock reserved for issuance under the plan by 13,000,000 shares and (b) revise the Automatic Option Grant Program in effect for non-employee members of the Board under the plan to: (i) increase the number of shares of Class A common stock underlying the initial automatic option grant made to a newly appointed or newly elected non-employee member of the Board from 80,000 shares to 100,000 shares; (ii) increase the number of shares of Class A common stock underlying the automatic option grant made annually to each continuing non-employee member of the Board from 12,000 shares to 15,000 shares and eliminate the requirement that a non-employee member of the Board must complete at least six months of service in such capacity before he or she is eligible to receive the first such annual option grant; and (iii) introduce a new series of renewal automatic option grants pursuant to which each non-employee member of the Board will, immediately upon completion of a consecutive four-year period of continuous service on the Board, receive a renewal automatic option grant for 100,000 shares of Class A common stock; provided, however, that any non-employee member of the Board who has already completed a consecutive four-year period of continuous service on the Board will receive his or her first such renewal automatic option grant on April 25, 2002, the date of the 2002 Annual Meeting.

	Class A Shares	Class B Shares	Class B Votes	Total Votes

For	30,522,030	63,226,705	632,267,050	662,789,080
Against	56,778,417	63,283	632,830	57,411,247
Abstain	263,956	2,746	27,460	291,416

(2)	To approve the amendment and restatement of the Company’s 1998 Employee Stock Purchase Plan, as previously amended, to: (a) increase the number of shares of Class A common stock reserved for issuance under the plan by 3,000,000 shares; and (b) add an automatic share increase provision to the plan pursuant to which the number of shares of Class A common stock reserved for issuance under the plan will automatically increase on the first trading day of January in each year, beginning with the calendar year 2003, by an amount equal to twenty-five hundredths of one percent (.25%) of the total number of shares of Class A common stock and Class B common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to an annual share limit.

	Class A Shares	Class B Shares	Class B Votes	Total Votes

For	79,965,682	63,284,670	632,846,700	712,812,382
Against	7,360,210	5,713	57,130	7,417,340
Abstain	238,511	2,351	23,510	262,021

(3)	To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

	Class A Shares	Class B Shares	Class B Votes	Total Votes

For	146,518,680	63,606,517	636,065,170	782,583,850
Against	3,306,058	1,913	19,130	3,325,188
Abstain	92,716	2,050	20,500	113,216

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

(i)	Form 8-K filed April 10, 2002 reporting the Company’s agreement to acquire Mobilink Telecom, Inc. (Item 5).

(ii)	Form 8-K filed April 22, 2002 reporting first quarter 2002 earnings (Item 5).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION, A CALIFORNIA CORPORATION (Registrant)

August 14, 2002	/s/ WILLIAM J. RUEHLE William J. Ruehle Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRUCE E. KIDDOO Bruce E. Kiddoo Corporate Controller and Director of Finance (Principal Accounting Officer)