Form 10-Q
period 2002-09-30
BROADCOM CORP
filed 2002-11-14
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2002: 203,913,543 shares of Class A common stock and 71,949,297 shares of Class B common stock.

Broadcom® and SystemI/ O™ are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2002 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$392,468	$403,758
Short-term marketable securities	181,195	136,028
Accounts receivable, net	111,347	57,187
Inventory	39,062	22,267
Deferred taxes	13,651	13,651
Prepaid expenses and other current assets	50,003	40,840

Total current assets	787,726	673,731
Property and equipment, net	164,965	157,336
Long-term marketable securities	47,059	109,767
Deferred taxes	272,300	275,916
Goodwill, net	2,437,308	2,241,632
Purchased intangible assets, net	43,881	97,108
Other assets	31,233	67,808

Total assets	$3,784,472	$3,623,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,615	$103,032
Wages and related benefits	41,619	35,839
Deferred revenue	17,042	29,495
Accrued liabilities	183,303	126,218
Short-term debt and current portion of long-term debt	115,786	114,040

Total current liabilities	549,365	408,624
Commitments and contingencies
Long-term restructuring liabilities	22,096	3,258
Long-term debt, less current portion	2,295	4,006
Shareholders’ equity:
Common stock	27	26
Additional paid-in capital	7,675,926	7,529,685
Notes receivable from employees	(13,386)	(14,452)
Deferred compensation	(624,709)	(964,916)
Accumulated deficit	(3,828,584)	(3,349,839)
Accumulated other comprehensive income	1,442	6,906

Total shareholders’ equity	3,210,716	3,207,410

Total liabilities and shareholders’ equity	$3,784,472	$3,623,298

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net revenue	$290,000	$213,591	$787,003	$735,000
Cost of revenue(a)	161,627	129,832	439,326	425,348

Gross profit	128,373	83,759	347,677	309,652
Operating expense:
Research and development(b)	118,338	111,406	344,759	337,010
Selling, general and administrative(b)	42,359	35,599	123,440	113,823
Stock-based compensation	80,453	106,941	263,613	356,915
Amortization of purchased intangible assets	5,904	7,162	17,154	20,161
Restructuring costs	27,043	16,046	31,865	34,281
Litigation settlement costs	3,000	—	3,000	3,000
Impairment of goodwill	—	1,181,649	—	1,181,649
Amortization of goodwill	—	209,551	—	616,921
In-process research and development	—	—	—	109,710

Loss from operations	(148,724)	(1,584,595)	(436,154)	(2,463,818)
Interest income, net	3,109	4,228	9,862	18,863
Other expense, net	(31,596)	(32,849)	(35,515)	(34,236)

Loss before income taxes	(177,211)	(1,613,216)	(461,807)	(2,479,191)
Provision (benefit) for income taxes	6,049	6,000	16,938	(66,729)

Net loss	$(183,260)	$(1,619,216)	$(478,745)	$(2,412,462)

Net loss per share (basic and diluted)	$(0.68)	$(6.36)	$(1.80)	$(9.57)

Weighted average shares (basic and diluted)	270,104	254,524	265,820	252,204

(a) Cost of revenue includes the following:
Stock-based compensation expense	$3,243	$3,436	$9,922	$12,551
Amortization of purchased intangible assets	14,612	13,387	41,419	38,353

	$17,855	$16,823	$51,341	$50,904

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$57,772	$69,680	$182,565	$233,493
Selling, general and administrative expense	22,681	37,261	81,048	123,422

	$80,453	$106,941	$263,613	$356,915

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$4,762	$6,939	$14,826	$19,505
Selling, general and administrative expense	1,142	223	2,328	656

	$5,904	$7,162	$17,154	$20,161

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Operating activities
Net loss	$(478,745)	$(2,412,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,626	41,064
Stock-based compensation expense	273,535	369,466
Amortization of purchased intangible assets	58,573	58,514
Impairment of goodwill	—	1,181,649
Amortization of goodwill	—	616,921
In-process research and development	—	109,710
Non-cash restructuring charges	4,140	11,070
Deferred taxes	—	(61,745)
Non-cash development revenue	(4,700)	—
Loss on strategic investments, net	35,602	32,736
Change in operating assets and liabilities:
Accounts receivable	(53,576)	128,189
Inventory	(15,603)	24,457
Prepaid expenses and other assets	(11,487)	(11,465)
Accounts payable	85,947	(12,282)
Accrued liabilities	31,398	(17,927)

Net cash provided by (used in) operating activities	(23,290)	57,895
Investing activities
Purchases of property and equipment, net	(28,808)	(63,584)
Purchases of strategic investments	(3,250)	(317)
Proceeds from sale of strategic investment	3,695	—
Net cash received from purchase transactions	839	41,008
Proceeds from sales of marketable securities	106,341	107,785
Purchases of marketable securities	(88,800)	(277,551)

Net cash used in investing activities	(9,983)	(192,659)
Financing activities
Payments on debt and other obligations	(10,102)	(44,725)
Net proceeds from issuances of common stock	30,720	40,313
Proceeds from warrants earned by customers	—	18,599
Proceeds from repayment of notes receivable from employees	1,365	571

Net cash provided by financing activities	21,983	14,758

Decrease in cash and cash equivalents	(11,290)	(120,006)
Cash and cash equivalents at beginning of year	403,758	523,904

Cash and cash equivalents at end of period	$392,468	$403,898

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.	Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) uses proprietary technologies and advanced design methodologies to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan and wide area networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (“VoIP”) gateway and telephony systems; broadband network processors; and SystemI/O™ server solutions.

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2002, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

      The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the financial statements include the allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. To the extent there are material differences between management’s estimates and the actual results, future results of operations will be affected.

Goodwill and Purchased Intangible Assets

      In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

      In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. In conjunction with the adoption of SFAS 142, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 and found no impairment. Beginning in 2002 the Company will perform an annual impairment review during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist.

      As required by SFAS 142, the Company ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified to goodwill effective January 1, 2002 as required by SFAS 142. Any additional goodwill recorded as a result of future purchase transactions will not be amortized but will be subject to the annual impairment tests set forth in SFAS 142.

      At September 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $36.0 million, of which $14.6 million is expected to be amortized in the remainder of 2002 and approximately $16.1 million and $5.3 million are expected to be amortized in 2003 and 2004, respectively. At September 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $7.9 million, of which $5.3 million is expected to be amortized in the remainder of 2002 and $2.6 million is expected to be amortized in 2003.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss — as reported	$(183,260)	$(1,619,216)	$(478,745)	$(2,412,462)
Adjustments:
Amortization of goodwill	—	209,551	—	616,921
Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,648	—	4,901
Income tax effect	—	(1,484)	—	(4,409)

Net adjustments	—	209,715	—	617,413

Net loss — as adjusted	$(183,260)	$(1,409,501)	$(478,745)	$(1,795,049)

Net loss per share (basic and diluted) — as reported	$(0.68)	$(6.36)	$(1.80)	$(9.57)

Net loss per share (basic and diluted) — as adjusted	$(0.68)	$(5.54)	$(1.80)	$(7.12)

Reclassifications

      Certain amounts in the 2001 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

      In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

2.	Supplementary Financial Information

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations. Inventory consists of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Work in process	$11,765	$7,554
Finished goods	27,297	14,713

	$39,062	$22,267

     Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

			(In thousands)
Completed technology	$131,470	$(95,426)	$36,044	$116,920	$(54,006)	$62,914
Customer relationships	39,921	(34,366)	5,555	39,921	(19,629)	20,292
Customer contracts	1,620	(360)	1,260	—	—	—
Customer backlog	1,300	(1,300)	—	—	—	—
Assembled workforce	—	—	—	19,781	(7,657)	12,124
Other	2,939	(1,917)	1,022	2,939	(1,161)	1,778

Total	$177,250	$(133,369)	$43,881	$179,561	$(82,453)	$97,108

      As required by SFAS 142, assembled workforce was reclassified to goodwill effective January 1, 2002.

     Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2002	2001

	(In thousands)
Accrued taxes	$96,141	$74,437
Deferred payments on fixed asset purchase	28,518	—
Restructuring liabilities	14,419	7,336
Other	44,225	44,445

	$183,303	$126,218

     Net Loss Per Share

      The following table sets forth the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator: Net loss	$(183,260)	$(1,619,216)	$(478,745)	$(2,412,462)

Denominator:
Weighted average shares outstanding	273,502	260,736	269,711	259,366
Less: Unvested common shares outstanding	(3,398)	(6,212)	(3,891)	(7,162)

Denominator for net loss per common share (basic and diluted)	270,104	254,524	265,820	252,204

Net loss per share (basic and diluted)	$(0.68)	$(6.36)	$(1.80)	$(9.57)

      Common share equivalents of 15,998,487 and 25,301,776 have been excluded from the diluted net loss per share calculation for the three months ended September 30, 2002 and 2001, respectively. Common share equivalents of 21,397,472 and 27,468,768 have been excluded from the diluted net loss per share calculation for the nine months ended September 30, 2002 and 2001, respectively. These amounts have been excluded because they were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions and performance based warrants assumed by the Company are included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration or warrants are earned.

3.     Purchase Acquisitions

      In May 2002 the Company completed the acquisition of Mobilink Telecom, Inc., which was accounted for using the purchase method of accounting. Mobilink is a supplier of chipsets and reference designs for use in cellular phones, cellular modem cards and wireless PDAs. A summary of the Mobilink transaction is outlined below:

Shares
Reserved for
				Shares	Specified	Total
				Reserved	Future	Shares
Company	Date		Shares	for Options	Performance	Issued or
Acquired	Acquired	Business	Issued	Assumed	Goals	Reserved

Mobilink	May 2002	Mobile communications	4,396,734	1,211,637	2,045,569	7,653,940

      Portions of the shares issued are held in escrow pursuant to the terms of the acquisition agreement and portions are subject to an employee share repurchase agreement. The Company’s unaudited condensed consolidated financial statements include the results of operations of this acquired company commencing as of the acquisition date.

     Allocation of Purchase Consideration

      The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired in the Mobilink acquisition to allocate the purchase price in accordance with SFAS No. 141,

Business Combinations (“SFAS 141”). Based upon that appraisal, the purchase price for the acquisition was allocated as follows:

	Net	Goodwill and		Deferred	In-Process
Company	Liabilities	Purchased	Deferred	Tax	Research &	Total
Acquired	Assumed	Intangibles	Compensation	Liabilities	Development	Consideration

(In thousands)
Mobilink	$(10,998)	$191,126	$1,253	$(7,629)	$—	$173,752

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

     Goodwill and Purchased Intangible Assets

      The following table presents details of Mobilink’s goodwill and purchased intangible assets. The purchased intangible assets have a weighted-average amortization period of approximately two years:

		Fair Value at
		Date of
	Useful Life	Acquisition

	(In years)	(In thousands)
Goodwill	N/A	$173,656
Purchased intangible assets (finite lives):
Completed technology	2 to 3	14,550
Customer contracts	1 to 2	1,620
Customer backlog	0.17	1,300

		$191,126

     Pro Forma Data

      The pro forma statement of operations data of the Company set forth below gives effect to the Mobilink purchase transaction as if it had occurred at the beginning of 2001 and includes amortization of purchased intangible assets and stock-based compensation expense. Included in the reported pro forma results of operations for the nine months ended September 30, 2002 is a $6.8 million restructuring charge for the consolidation of excess facilities, related primarily to lease terminations, non-cancelable lease costs and the write-off of leasehold improvements. Also included in the 2002 pro forma statement of operations data is a non-recurring $23.0 million settlement fee that was incurred and paid by Mobilink prior to the acquisition. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisition taken place at the beginning of 2001.

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands, except per
	share data)
Pro forma net revenue	$796,884	$750,814
Pro forma net loss	(519,083)	(2,432,993)
Pro forma net loss per share	(1.92)	(9.48)

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

      During the nine months ended September 30, 2002 a performance goal was met. As a result, the Company reserved for future issuance 750,000 shares of its Class A common stock and recorded an additional $9.9 million of goodwill and $0.7 million of stock-based compensation expense.

      In connection with the acquisitions of SiByte, Inc., ServerWorks Corporation and Mobilink, a total of 7,702,524 shares of Class A common stock remain reserved for future issuance to the respective former shareholders and option holders of such companies contingent upon the attainment of specified future internal performance goals. If all remaining internal performance goals had been met at September 30, 2002, additional consideration of $82.3 million, based on the Company’s Class A common stock closing price on September 30, 2002, would have been recorded and allocated between goodwill and deferred compensation.

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

      During the three and nine months ended September 30, 2002, the Company recorded approximately $10.7 million and $19.8 million, respectively, in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28, due to the decrease in the Company’s stock price at the end of such periods. During the three and nine months ended September 30, 2001, the Company recorded a reversal of approximately $4.2 million and charge of $8.8 million, respectively, in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals have been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. At September 30, 2002 options to purchase 5,481,837 shares of Class A common stock were subject to variable accounting, of which 1,793,171 were vested and 3,688,666 were unvested. These options have a weighted average exercise price per share of $11.94 and a remaining vesting period of approximately two to three years.

     Accounting for Performance-Based Warrants

      The Company assumed performance-based warrants in connection with certain purchase acquisitions during 2000 and 2001. In February and June 2002, the Company terminated the remaining purchase and development agreements and the related performance-based warrant agreements with three customers. As a result, the Company cancelled unearned performance-based warrants to purchase 2,732,010 shares of the Company’s Class A common stock and repurchased 257,654 unvested common shares that had been previously issued upon exercise of performance-based warrants. During the first quarter of 2002, performance-based warrants to purchase 696,852 shares of the Company’s Class A common stock that were earned during 2001 were exercised. Net revenue was reduced by $3.6 million and $18.6 million for the three and nine months ended September 30, 2001, respectively, to account for the fair value of performance-based warrants to purchase shares of the Company’s Class A common stock earned by certain customers in those periods. No comparable performance-based warrants were earned in the three and nine months ended September 30, 2002. No remaining performance-based warrants were outstanding at September 30, 2002.

4.     Strategic Investments

      From October 2001 through January 2002 the Company purchased a 9.8% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for that company in exchange for additional equity consideration with an estimated aggregate value, based on the value at the time the agreement was signed, of up to approximately $10.0 million, if all of the development milestones are met. The additional equity that the Company may receive under the development agreement consists of shares of preferred stock of the privately held company that have rights which may protect the Company against subsequent dilution in the event that the privately held company issues additional equity securities for a per share price that is below the per share value of the stock to be received by the Company. Consistent with the Company’s existing policies, the strategic investment is accounted for under the cost method, and revenue under the development agreement will be recorded under the percentage-of-completion method. For the three and nine months ended September 30, 2002, approximately $0.2 million and $4.7 million, respectively, of non-cash revenue were recognized under this agreement. Based on the current estimated value of the privately held company, the remaining non-cash revenue to be recognized under this agreement is approximately $0.5 million if all of the remaining development milestones are met. Including the additional equity consideration received in payment for the development services, the Company owned approximately 12.0% of the capital stock of this privately held company at September 30, 2002.

      During the three and nine months ended September 30, 2002 the Company performed impairment analyses and recorded impairment charges for certain of its strategic investments in publicly and privately held companies in the amounts of $33.7 million and $37.8 million, respectively, representing other-than-temporary declines in the value of these investments. The Company also realized a gain on the sale of one of its investments in a publicly held company of approximately $2.2 million. The remaining carrying value of these investments is approximately $10.3 million. These charges and gains were included in other expense, net, in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2002.

5.     Income Taxes

      The Company recorded income tax expense of $6.0 million and $16.9 million for the three and nine months ended September 30, 2002, respectively, and income tax expense of $6.0 million and an income tax benefit of $66.7 million for the three and nine months ended September 30, 2001, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2002 reflects expected foreign taxes. No income tax benefit has been recorded for 2002 domestic net operating losses due to uncertainty regarding future realization of such benefits.

6.     Debt and Other Obligations

      The following is a summary of the Company’s debt and other obligations:

	September 30,	December 31,
	2002	2001

	(In thousands)
Bank credit facility	$90,000	$90,000
Note payable	21,051	21,051
Capitalized leases and other obligations payable in varying monthly installments at rates that average approximately 5.17% per annum	7,030	6,995

	118,081	118,046
Less short-term debt and current portion of long-term debt	(115,786)	(114,040)

	$2,295	$4,006

      The Company entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace a credit facility assumed in a previous acquisition. The Company may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.80%. The Company is required to pay a commitment fee of 0.35% per annum on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

      At September 30, 2002 the Company was obligated under a note payable to a customer in the amount of $21.1 million that bore interest at a rate of LIBOR plus 1%, adjusted quarterly, and was due in December

2002. At September 30, 2002 the interest rate for the note was 2.86%. The note was issued by the Company in connection with its acquisition of warrants to purchase common stock of the customer. The note became immediately due and payable upon the occurrence of certain events. The customer previously asserted that the entire principal amount of the note and all interest accrued thereon were currently due and payable and filed a lawsuit to collect this obligation. In November 2002 the customer and the Company entered into a settlement agreement pursuant to which, among other things, the note and interest accrued thereon were cancelled and a stipulated judgment was entered into pursuant to which the Company will pay to the customer $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at a rate of 2.7775% per annum. In connection with the settlement, the term of the warrants held by the Company was extended by one year, to December 2003. See Note 8.

7.	Shareholders’ Equity

Comprehensive Loss

      The components of comprehensive loss, net of taxes are as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Net loss	$(478,745)	$(2,412,462)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(6,230)	6,627
Reclassification adjustment for realized gain and losses included in net loss	430	—
Translation adjustments	336	(8)

Total comprehensive loss	$(484,209)	$(2,405,843)

      The components of accumulated other comprehensive income as reported in the unaudited condensed consolidated balance sheets, net of tax are as follows:

	September 30,	December 31,
	2002	2001

	(In thousands)
Accumulated unrealized gain on investments	$1,172	$6,972
Accumulated translation adjustments	270	(66)

Total accumulated other comprehensive income	$1,442	$6,906

Stock Option Plans

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

      In January 2002 Intel moved to amend its patent complaint against the Company in the Delaware action to assert that the Company infringes four additional Intel patents relating to video compression and direct memory access. The Company opposed Intel’s motion and filed a complaint for declaratory judgment in the United States District Court for the Northern District of California against Intel asserting that the four additional patents are not infringed. In August 2002 the Delaware court denied Intel’s motion to amend its complaint.

      In November 2001 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two Company patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. Intel denied the Company’s allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California, which the court denied. In July 2002 the court granted Intel’s motion to amend its pleadings by adding counterclaims of patent infringement against the Company relating to three Intel networking patents. The parties are currently conducting discovery in this action. A patent claims construction hearing in the case is scheduled for December 2002, and trial is currently scheduled to begin in May 2003.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that (i) the Company’s BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Later Microtune amended its Complaint to accuse additional products of infringement, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. A trial is currently scheduled to begin in January 2003.

      In July 2002 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune (i) infringes a Company patent relating to tuner technology, (ii) induces the infringement of such patent, and (iii) contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In August 2002 Microtune filed an answer to the complaint denying the Company’s allegations. The parties are currently conducting discovery in this action. The court has not yet set a trial date for the case.

      In May 2002 National Semiconductor Corporation filed a complaint in the United States District Court for the Eastern District of California against the Company asserting that the Company (i) infringes 11 National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In July 2002 the Company answered the complaint by denying National’s infringement allegations, and filed counterclaims asserting that National (i) infringes four of the

Company’s patents relating to high-speed networking, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that National’s patents are invalid and not infringed. The parties are currently conducting discovery in this action. The court has set a trial date for April 2005.

      In November 2002 STMicroelectronics, Inc. filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that the Company (i) infringes six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages, attorney fees, costs and expenses. The Company has not yet answered the complaint.

      Although the Company believes that it has strong defenses to Intel’s claims in the Delaware and Texas actions, and to the claims of Microtune, National and STMicroelectronics in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      From March through May 2001, the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California(1), alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. The Company filed a motion to dismiss the plaintiffs’ consolidated complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure, and that motion was granted by the District Court in March 2002. The court granted plaintiffs leave to file a second amended complaint and plaintiffs filed a second amended complaint in April 2002. In May 2002 the Company filed a motion to dismiss the second amended complaint, which motion was denied in July 2002. The Company answered the seconded amended complaint in September 2002. The parties are currently negotiating a litigation schedule pursuant to Rule 26 of the Federal Rules of Civil Procedure, including timelines for plaintiffs’ filing of a motion for class certification and for discovery. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      From March through June 2001, the Company, its directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In March 2002 the plaintiffs filed their consolidated amended complaint in the state action. The Company and individual defendants filed a demurrer to the David action in April 2002, which the court overruled in May 2002. The Company and the individual defendants applied to the Court of Appeal for a writ of mandate compelling the Superior Court to reconsider its ruling. In August 2002 the Court of Appeal denied the writ application and the Company filed a petition for review with the California Supreme Court, which petition was denied in October 2002. The Company filed an

(1)One complaint was originally filed in the United States District Court for the Southern District of California and was subsequently transferred to the Central District of California.

answer to the complaint denying the plaintiffs’ allegations in August 2002. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

      In February 2002 an additional securities fraud complaint was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company, its Chief Executive Officer, Chief Technical Officer and Chief Financial Officer, entitled Arenson, et al. v. Broadcom Corp., et al. This lawsuit purports to assert claims for violations of the California Corporations Code, and intentional and negligent misrepresentation, and seeks rescission of plaintiffs’ alleged purchases of the Company’s stock, based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. The Company removed the lawsuit to the United States District Court for the Central District of California. Plaintiffs filed a motion to remand the case back to state court, which the court denied in May 2002. The Company subsequently filed a motion to dismiss this complaint. Upon the filing of the Company’s motion, the plaintiffs voluntarily dismissed all of their state law claims and requested that the federal court allow them 60 days leave to amend the complaint to plead federal law claims only, which the Company did not oppose and which the court granted. Plaintiffs filed an amended complaint, pleading claims under federal law, in August 2002. The Company has filed a motion to dismiss this complaint, which is scheduled to be heard in January 2003. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

      In August 2001, 3Com Corporation filed a complaint against the Company in California Superior Court asserting that the Company breached the terms of a promissory note in the original principal amount of $21.1 million issued by the Company in connection with its acquisition of warrants to purchase common stock of 3Com (see Note 6). The complaint sought the recovery of alleged monetary damages, including principal and interest, together with attorneys’ fees and other costs. In November 2002, 3Com and the Company entered into a settlement agreement pursuant to which, among other things, the promissory note and accrued interest thereon were cancelled and a stipulated judgment was entered into. The Company will pay to 3Com $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at a rate of 2.7775% per annum. In connection with the settlement, the term of the warrants to purchase common stock of 3Com was extended by one year, to December 2003.

      In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., a subsidiary of the Company acquired in September 2000. The complaint asserts that Altima’s AC108R repeater products infringe a U.S. patent owned by Level One. The complaint seeks an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement.

      In March 2000 Level One filed a related complaint with the U.S. International Trade Commission (“ITC”) seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) In July 2000 Intel and Level One filed a second complaint with the ITC asserting that certain of Altima’s repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. In September 2000 Altima filed declaratory judgment actions against Intel and Level One in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

      In October 2001 the ITC issued a Limited Exclusion Order that excludes from importation into the United States integrated repeaters, such as Altima’s AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Intel’s U.S. Patent No. 5,894,410 (the “410 patent”). The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. The Company believes that exclusion of the AC105R and AC108 devices from importation has not had and will not have a material impact on the business of Altima or the Company. In May 2002 Altima and Broadcom, respectively, filed appeal briefs asking the United States Court of Appeals for the Federal Circuit to vacate the finding of violation with respect to the 410 patent and to vacate and revise the Order to exclude Broadcom products from its coverage. In June 2002 the ITC filed its appeal brief, which indicated that the Order does not prohibit Broadcom from importing its own discrete products. An adverse ruling by the court on these appeals might result in exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

      In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed and Level One’s action against Altima in the Eastern District Court of California was resumed. In addition, in February 2002 Intel and Level One moved to dismiss Altima’s claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. Intel has indicated that Intel and Level One will not sue Altima for infringement of any claims of these two patents with respect to products previously or currently manufactured or sold by Altima. In May 2002 Altima agreed to dismissal of the claims in the declaratory judgment actions with respect to these two patents. In June 2002 all claims relating to the two patents were formally dismissed from the case in accordance with an agreement between the parties. Although these district court proceedings are in their initial phases, Altima intends to vigorously contest any allegation of patent infringement with respect to the remaining two patents. However, an adverse determination that Altima products infringe any of the patents at issue could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. An adverse determination could also result in indemnification claims by Altima’s customers and/or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima’s, and possibly the Company’s, business, results of operations and financial condition.

      The foregoing discussion includes material developments that occurred during the three months ended September 30, 2002 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements.

9.     Restructuring Costs

      In the second quarter of 2001 the Company began implementing a plan to restructure its operations in response to the challenging economic climate. Through September 30, 2002 this restructuring plan resulted in cumulative costs of approximately $66.1 million due to certain business unit realignments, workforce reductions and consolidation of excess facilities. Of this amount, $27.0 million and $31.9 million were recorded during the three and nine months ended September 30, 2002, respectively, and were classified as operating expenses in the Company’s unaudited condensed consolidated statements of operations. These current charges were primarily the result of the consolidation of excess facilities.

      Through September 30, 2002 the restructuring plan resulted in the termination of employment of approximately 193 employees across all of the Company’s business functions and geographic regions. The Company recorded workforce reduction charges of approximately $17.5 million related to severance and fringe benefits for the terminated employees. Included in this amount is a non-cash charge of approximately $11.2 million of stock-based compensation expense, which resulted from an extension of the exercise period for vested stock options of certain of the terminated employees. In addition, the number of temporary and contract workers employed by the Company was also reduced.

      In connection with the restructuring plan, the Company recorded charges of approximately $48.7 million through September 30, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

      In connection with the Mobilink acquisition, the Company assumed additional charges of approximately $6.8 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

      A summary of the cumulative restructuring costs, including costs related to Mobilink, beginning in the second quarter of 2001 through September 30, 2002 is as follows:

				Restructuring
				Liabilities at
		Non-Cash	Cash	September 30,
	Total Costs	Costs	Payments	2002

	(In thousands)
Workforce reductions	$17,511	$(11,205)	$(6,160)	$146
Consolidation of excess facilities	55,450	(6,506)	(12,575)	36,369

Total	$72,961	$(17,711)	$(18,735)	$36,515

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

      The following is a summary of the changes in restructuring liabilities, including Mobilink liabilities, for the nine months ended September 30, 2002:

	Restructuring				Restructuring
	Liabilities at	Additional			Liabilities at
	December 31,	Restructuring	Non-Cash	Cash	September 30,
	2001	Costs	Costs	Payments	2002

	(In thousands)
Workforce reductions	$124	$1,411	$(135)	$(1,254)	$146
Consolidation of excess facilities	10,470	37,269	(4,868)	(6,502)	36,369

Total	$10,594	$38,680	$(5,003)	$(7,756)	$36,515

      As a result of the prolonged downturn in the semiconductor industry, the Company has announced a new restructuring plan that it will begin implementing in the three months ending December 31, 2002. The plan will focus on cost reductions and operating efficiencies, including workforce reductions. The Company is currently evaluating the impact of the implementation of this plan. The Company will also take into consideration the impact of this plan when performing its annual impairment review of long-lived assets.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and product cost control and reduction efforts, the market acceptance and performance of our products, our dependence on a few significant customers for a substantial portion of our revenue, implications of our lengthy sales cycle, our ability to consummate acquisitions and integrate their operations successfully, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, our production capacity, our future capital requirements, and the results of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

      Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan and wide area networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol, or VoIP, gateway and telephony systems; broadband network processors; and SystemI/ OTM server solutions.

      From Broadcom’s inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has increased predominantly through sales of our semiconductor products. We intend to continue to enter into development contracts with key customers, but expect that future development revenue will constitute a small percentage of our total revenue. We also generate a small percentage of our product revenue from the licensing of software and the provision of software support services and from licenses of system-level reference designs. We utilize independent foundries to manufacture all of our semiconductor products.

      Net Revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 20.8% for the three months ended September 30, 2002 as compared with 21.0% for the three months ended September 30, 2001. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 23.3% for the nine months ended September 30, 2002 as compared with 20.3% for the nine months ended September 30, 2001. All of our revenue to date has been denominated in U.S. dollars.

      From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Hewlett-Packard(1)	13.6%	15.1%	14.3%	14.5%
Dell	12.0	*	11.3	*
Cisco	11.7	*	10.7	*
Motorola	11.1	21.9	12.5	18.2
Five largest customers as a group	54.9%	57.4%	54.2%	55.7%

*	Less than 10% of net revenue

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

      We expect that our largest customers, which customers have varied from period to period, will continue to account for a substantial portion of our net revenue in 2002 and for the foreseeable future.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix;

•	the position of our products in their respective life cycles;

•	competitive pricing strategies;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense; and

•	the mix of product revenue and development revenue.

For example, newly-introduced products often have higher average selling prices and gross margins, both of which typically decline over product life cycles due to competitive pressures and volume pricing agreements. Our gross margin and results of operations may continue to fluctuate as a result of these and other factors.

      Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the continuing significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays between incurring expenses for research and development and selling, general and administrative efforts, and investments in inventory, and the generation of corresponding revenue, if any. We anticipate that the rate of new orders may continue to vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make additional acquisitions in the future. However, the current volatility in the stock market and the current price of our Class A common stock may adversely affect our ability to make such acquisitions.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs and rebates. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the semiconductor industry or a continuation or an increase in severity of the recent economic slowdown or (iii) any failure to meet our future performance projections. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Beginning in 2002 we will perform an annual impairment review during the fourth quarter of each year, or more frequently if indicators of impairment exist. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, our revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to and financial guarantees for the investee that create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values and which could require a future impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

•	Restructuring Charges. Over the last several quarters we have undertaken, and we plan to continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.7	60.8	55.8	57.9

Gross profit	44.3	39.2	44.2	42.1
Operating expense:
Research and development	40.8	52.2	43.8	45.9
Selling, general and administrative	14.6	16.6	15.7	15.5
Stock-based compensation	27.8	50.1	33.5	48.6
Amortization of purchased intangible assets	2.1	3.4	2.2	2.7
Restructuring costs	9.3	7.5	4.0	4.7
Litigation settlement costs	1.0	—	0.4	0.4
Impairment of goodwill	—	553.2	—	160.8
Amortization of goodwill	—	98.1	—	83.9
In-process research and development	—	—	—	14.9

Loss from operations	(51.3)	(741.9)	(55.4)	(335.3)
Interest income, net	1.1	2.0	1.2	2.6
Other expense, net	(10.9)	(15.4)	(4.5)	(4.7)

Loss before income taxes	(61.1)	(755.3)	(58.7)	(337.4)
Provision (benefit) for income taxes	2.1	2.8	2.1	(9.2)

Net loss	(63.2)%	(758.1)%	(60.8)%	(328.2)%

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from development revenue generated under development contracts with our customers, licenses of software and the provision of software support services and licenses of system-level reference designs. Net revenue is revenue less provisions for returns and allowances and the fair value of performance-based warrants earned by certain customers. Net revenue for the three months ended September 30, 2002 was $290.0 million, an increase of $76.4 million or 35.8% as compared with net revenue of $213.6 million for the three months ended September 30, 2001. Net revenue for the nine months ended September 30, 2002 was $787.0 million, an increase of $52.0 million or 7.1% as compared with net revenue of $735.0 million for the nine months ended September 30, 2001. Net revenue was reduced by $3.6 million and $18.6 million for the three and nine months ended September 30, 2001, respectively, to account for the fair value of the performance-based warrants to purchase shares of our Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. No comparable performance-based warrants were earned in the three and nine months ended September 30, 2002. There were no remaining performance-based warrants outstanding at September 30, 2002.

      The increase in net revenue for the three and nine months ended September 30, 2002 as compared with the three and nine months ended September 30, 2001 resulted primarily from an increase in volume shipments of our enterprise networking and SystemI/O server products, as well as increased contributions from our emerging businesses, including those in the areas of wireless local area networking, Bluetooth™, personal video recording and mobile communications applications. This increase was offset in part by a decrease in shipments of our semiconductor products for digital cable set-top boxes. We experienced modest sequential quarterly revenue growth in the third and fourth fiscal quarters of 2001 and the first three quarters of 2002. Although we expect to see continued acceleration in our emerging businesses, due to signs of near term weakness in some of our principal markets, particularly the market for digital cable set-top boxes, we currently anticipate revenue in the fourth quarter of 2002 to be relatively consistent with the third quarter of 2002 but are not currently able to assess the likely trend of revenue in future periods thereafter.

      Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and costs of personnel and equipment associated with manufacturing support and contracted development work. Gross profit for the three months ended September 30, 2002 was $128.4 million or 44.3% of net revenue, an increase of $44.6 million or 53.3% from gross profit of $83.8 million or 39.2% of net revenue for the three months ended September 30, 2001. The increase in gross profit resulted primarily from the increase in the volume of semiconductor product shipments. Gross profit for the nine months ended September 30, 2002 was $347.7 million or 44.2% of net revenue, an increase of $38.0 million or 12.3% from gross profit of $309.7 million or 42.1% of net revenue for the nine months ended September 30, 2001.

      The increase in gross profit as a percentage of net revenue for the three and nine months ended September 30, 2002 as compared with the three and nine months ended September 30, 2001 resulted from lower subcontractor costs and increased absorption of fixed overhead costs as a result of higher revenues, the absence of revenue reduction from performance-based warrants, all of which have since been terminated, and lower stock-based compensation expense, offset in part by competitive pricing strategies.

      Approximately $3.2 million and $3.4 million of stock-based compensation expense were included in cost of revenue for the three months ended September 30, 2002 and 2001, respectively. Approximately $14.6 million and $13.4 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended September 30, 2002 and 2001, respectively. Approximately $9.9 million and $12.6 million of stock-based compensation expense were included in cost of revenue for the nine months ended September 30, 2002 and 2001, respectively. Approximately $41.4 million and $38.4 million of amortization of purchased intangible assets were included in cost of revenue for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $36.0 million, of which $14.6 million is expected to be amortized in the remainder of 2002 and approximately $16.1 million and $5.3 million are expected to be amortized in 2003 and 2004, respectively.

      We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and possible future changes in product mix with the introduction of certain lower margin products.

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs. Research and development expense does not include expense amounts associated with stock-based compensation of employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for the three months ended September 30, 2002 was $118.3 million or 40.8% of net revenue, an increase of $6.9 million or 6.2% as compared with research and development expense of $111.4 million or 52.2% of net revenue for the three months ended September 30, 2001. Research and development expense for the nine months ended September 30, 2002 was $344.8 million or 43.8% of net revenue, an increase of $7.7 million or 2.3% as compared with research and development expense of $337.0 million or 45.9% of net revenue for the nine months ended September 30, 2001. These increases in absolute dollars resulted primarily from the addition of personnel through our recent acquisition of Mobilink Telecom, Inc., certain strategic new hires, and investment in design tools for the development of new products and the enhancement of existing products, offset in part by cost reductions from our restructuring plan. As a result of the prolonged downturn in the semiconductor industry, in October 2002 we announced a new restructuring plan that we will begin implementing in the three months ending December 31, 2002. This plan will focus on cost reductions and operating efficiencies, including workforce reductions. Notwithstanding the anticipated immediate impact of our restructuring plan, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and our expansion into new markets and technologies, however, we are not currently able to assess the trend of research and development expense in the near term.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional and legal fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include expense amounts associated with stock-based compensation of administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for the three months ended September 30, 2002 was $42.4 million or 14.6% of net revenue, an increase of $6.8 million or 19.0% as compared with selling, general and administrative expense of $35.6 million or 16.6% of net revenue for the three months ended September 30, 2001. Selling, general and administrative expense for the nine months ended September 30, 2002 was $123.4 million or 15.7% of net revenue, an increase of $9.6 million or 8.4%, as compared with selling, general and administrative expense of $113.8 million or 15.5% of net revenue for the nine months ended September 30, 2001. This increase reflected higher personnel-related costs resulting from the addition of certain strategic new hires as well as increased facilities expenses and legal fees, offset in part by cost reductions from our restructuring plan. As a result of the prolonged downturn in the semiconductor industry, in October 2002 we announced a new restructuring plan that we will begin implementing in the three months ending December 31, 2002. This plan will focus on cost reductions and operating efficiencies, including workforce reductions. Notwithstanding the anticipated immediate impact of our restructuring plan, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation, however, we are not currently able to assess the trend of selling, general and administrative expense in the near term.

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

      Stock-based compensation expense for the three months ended September 30, 2002 was $80.5 million or 27.8% of net revenue, a decrease of $26.5 million or 24.8%, as compared with stock-based compensation expense of $106.9 million or 50.1% of net revenue for the three months ended September 30, 2001.

Approximately $3.2 million and $3.4 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended September 30, 2002 and 2001, respectively. Approximately $0.1 million and $1.0 million of additional stock-based compensation expense resulted from an extension of the exercise period for vested stock options of certain terminated employees and were classified as restructuring costs for the three months ended September 30, 2002 and 2001, respectively. Stock-based compensation expense for the nine months ended September 30, 2002 was $263.6 million or 33.5% of net revenue, a decrease of $93.3 million or 26.1%, as compared with stock-based compensation expense of $356.9 million or 48.6% of net revenue for the nine months ended September 30, 2001. Approximately $9.9 million and $12.6 million of additional stock-based compensation expense were classified as cost of revenue for the nine months ended September 30, 2002 and 2001, respectively. Approximately $0.1 million and $11.1 million of additional stock-based compensation expense resulted from an extension of the exercise period for vested stock options of certain terminated employees were classified as restructuring costs for the nine months ended September 30, 2002 and 2001, respectively. The decrease in stock-based compensation expense for the three and nine months ended September 30, 2002 related primarily to the decrease in our quarter end stock price, which is used to remeasure stock-based compensation for options subject to variable accounting, and the termination of certain employees. Employee terminations for the nine months ended September 30, 2002 and the full year ended December 31, 2001 resulted in the elimination of approximately $48.3 million and $84.6 million, respectively, of deferred compensation that is no longer amortized.

      In connection with certain of our acquisitions, if specified future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Outstanding stock options assumed in these acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in our stock price between measurement dates, previously recorded stock-based compensation expense will be reversed. Due to the decrease in our stock price during the three and nine months ended September 30, 2002, we recorded approximately $10.7 million and $19.8 million, respectively, in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. During the three months ended September 30, 2001, we recorded approximately $4.2 million in reversals of previously recorded stock-based compensation expense and during the nine months ended September 30, 2001, we recorded approximately $8.8 million in stock-based compensation expense, related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals have been and in the future are expected to continue to be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At September 30, 2002 options to purchase 5,481,837 shares of Class A common stock were subject to variable accounting, of which 1,793,171 options were vested and 3,688,666 options were unvested. These options have a weighted average per share exercise price of $11.94 and a remaining vesting period of approximately two to three years.

      At September 30, 2002 a total of 7,702,524 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of SiByte, Inc., ServerWorks Corporation and Mobilink are met. If the remaining internal performance goals had been met at September 30, 2002, additional equity consideration of approximately $82.3 million, based on the closing price of our Class A common stock on September 30, 2002, would have been recorded and allocated between goodwill and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are achieved.

      Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets, excluding completed technology, for the three months ended September 30, 2002 was $5.9 million or 2.1% of net revenue, a decrease of $1.3 million or 17.6%, as compared with $7.2 million or 3.4% of net revenue for the three months ended September 30, 2001. The amortization of purchased intangible assets, excluding completed technology, for the nine months ended September 30, 2002 was $17.2 million or 2.2% of net revenue, a decrease of $3.0 million or 14.9%, as compared with $20.2 million or 2.7% of net revenue for the nine months ended September 30, 2001. The decrease resulted primarily from the reclassification, as required by Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142, of assembled workforce as goodwill, which is no longer being amortized, offset partially by the amortization of other purchased intangibles. In addition, approximately $14.6 million and $13.4 million of amortization of completed technology were classified as cost of revenue for the three months ended September 30, 2002 and 2001, respectively. Approximately $41.4 million and $38.4 million of amortization of completed technology were classified as cost of revenue for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $7.9 million, of which $5.3 million is expected to be amortized in the remainder of 2002 and $2.6 million is expected to be amortized in 2003.

      Restructuring Costs. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the challenging economic climate. Restructuring costs consist of the costs associated with the implementation of this restructuring plan. This restructuring plan has resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. During the three and nine months ended September 30, 2002 we recorded restructuring costs totaling $27.0 million and $31.9 million, respectively. These restructuring costs consisted of charges of approximately $30.5 million for the consolidation of excess facilities related primarily to non-cancelable lease costs and write-offs of leasehold improvements and charges of approximately $1.4 million for workforce reduction costs related to severance and fringe benefits for terminated employees. During the nine months ended September 30, 2001 we recorded restructuring costs totaling $34.3 million. These restructuring costs consisted of charges of approximately $18.2 million for the consolidation of excess facilities and charges of approximately $16.1 million for workforce reduction costs related to severance and fringe benefits. The charges for consolidation of excess facilities related primarily to lease terminations and non-cancelable lease costs. Included in workforce reduction charges are stock-based compensation expenses in the amounts of $0.1 million and $11.1 million for the nine months ended September 30, 2002 and 2001, respectively, associated with the extension of the exercise period for stock options that were vested at the termination date. These restructuring costs were classified as operating expense in the unaudited condensed consolidated statement of operations.

      In connection with the Mobilink acquisition in the nine months ended September 30, 2002 we assumed liabilities of approximately $6.8 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

      As a result of the prolonged downturn in the semiconductor industry, in October 2002 we announced a new restructuring plan that we will begin implementing in the three months ending December 31, 2002. This plan will focus on cost reductions and operating efficiencies, including workforce reductions.

      We cannot assure that our restructuring plans will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements.

      Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred for the three and nine months ended September 30, 2002, respectively. Litigation settlement costs of approximately $3.0 million were also incurred for nine months ended September 30, 2001.

      Impairment of Goodwill. During the three months ended September 30, 2001 we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, or SFAS 121, due to the significant economic slowdown and the reduction in near-term demand in the technology sector and the semiconductor industry. As a result of the assessment, we concluded that the decline in market conditions within the semiconductor industry was significant and other than temporary. Based on this assessment and an independent valuation, we recorded a charge of $1.182 billion to write down the value of goodwill associated with certain of our purchase transactions. No comparable charges were incurred in the three and nine months ended September 30, 2002.

      Amortization of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquired company and the fair value of the net tangible and intangible assets acquired.

      In June 2001 the FASB issued SFAS No. 141, Business Combinations, or SFAS 141, and SFAS 142, both effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was immediately applicable to any acquisitions made after June 30, 2001. As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended June 30, 2002 and did not identify any impairment of goodwill and indefinite-lived intangible assets. Beginning in 2002 we plan to perform an annual impairment review during the fourth quarter of each year, or more frequently if we believe indicators of impairment exist. The amortization of goodwill for the three months ended September 30, 2001 was $209.6 million or 98.1% of net revenue. The amortization of goodwill for the nine months ended September 30, 2001 was $616.9 million or 83.9% of net revenue. No comparable amounts of amortization were recorded in the three and nine months ended September 30, 2002.

      In-Process Research and Development. IPR&D generally represents the fair value of acquired research and development projects that have not reached technological feasibility and for which no alternative future uses exist. IPR&D totaled $109.7 million for the two purchase transactions completed in the nine months ended September 30, 2001. No comparable IPR&D costs were incurred for the nine months ended September 30, 2002. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses for such projects existed. For the nine months ended September 30, 2002 actual results for the remaining development projects outstanding have been generally consistent with our previous assumptions.

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for the three months ended September 30, 2002 was $3.1 million or 1.1% of net revenue, a decrease of $1.1 million as compared with $4.2 million or 2.0% of net revenue for the three months ended September 30, 2001. Interest income, net, for the nine months ended September 30, 2002 was $9.9 million or 1.2% of net revenue, a decrease of $9.0 million as compared with $18.9 million or 2.6% of net revenue for the nine months ended September 30, 2001. The decrease for the three and nine months ended September 30, 2002 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon.

      Other Expense, Net. Other expense, net, primarily includes recorded losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other expense, net, for the three months ended September 30, 2002 was $31.6 million or 10.9% of net revenue, a decrease of $1.3 million as compared with $32.8 million or 15.4% of net revenue for the three months ended September 30, 2001. Other expense, net, for the nine months ended September 30, 2002 was $35.5 million or

4.5% of net revenue, an increase of $1.3 million as compared with $34.2 million or 4.7% of net revenue for the nine months ended September 30, 2001. In the nine months ended September 30, 2002 and 2001, we recorded losses of approximately $37.8 million and $32.7 million, respectively, representing other-than-temporary declines in the values of certain of our strategic investments.

      Provision (Benefit) for Income Taxes. We recorded income tax expense of $6.0 million and $16.9 million related to expected foreign taxes for the three and nine months ended September 30, 2002, respectively. This resulted in negative effective tax rates of approximately 3.4% and 3.7% for the three and nine months ended September 30, 2002, respectively. We recorded an income tax expense of $6.0 million and an income tax benefit of $66.7 million for the three and nine months ended September 30, 2001, respectively. This resulted in a negative effective tax rate of approximately 0.4% and a positive effective tax rate of approximately 2.7% for the three and nine months ended September 30, 2001, respectively. The primary difference in our provision for income taxes between the three and nine months ended September 30, 2002 and September 30, 2001 resulted from certain 2002 losses recorded without tax benefit. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for the three and nine months ended September 30, 2002 and September 30, 2001 and the federal statutory rate resulted primarily from the effects of foreign taxes, certain 2002 losses recorded without tax benefit, nondeductible IPR&D, amortization of goodwill and other acquisition-related expenses from purchase transactions. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109.

      We have recorded net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. The primary basis for this conclusion is the expectation of future income from our ordinary and recurring operations and tax planning strategies, which rely on our continuing ability to realize value from our intellectual property portfolio. We have provided a valuation allowance against the remainder of our deferred tax assets. Consequently, we have not recognized any income tax benefits related to our domestic operating loss for the three and nine months ended September 30, 2002.

Impact of Adoption of New Accounting Standards

      In June 2001 the FASB issued SFAS 142. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

      As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002, which includes $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified to goodwill effective January 1, 2002 as required by SFAS 142. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended June 30, 2002 and did not identify any impairment of goodwill and indefinite-lived intangible assets. We will perform an annual impairment review during the fourth quarter of each year, beginning next quarter, or more frequently if we believe indicators of impairment are present.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss — as reported	$(183,260)	$(1,619,216)	$(478,745)	$(2,412,462)
Adjustments:
Amortization of goodwill	—	209,551	—	616,921
Amortization of assembled workforce previously classified as a purchased intangible asset	—	1,648	—	4,901
Income tax effect	—	(1,484)	—	(4,409)

Net adjustments	—	209,715	—	617,413

Net loss — as adjusted	$(183,260)	$(1,409,501)	$(478,745)	$(1,795,049)

Net loss per share (basic and diluted) — as reported	$(0.68)	$(6.36)	$(1.80)	$(9.57)

Net loss per share (basic and diluted) — as adjusted	$(0.68)	$(5.54)	$(1.80)	$(7.12)

Recent Accounting Pronouncements

      In June 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

      Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. At September 30, 2002 we had $238.4 million in working capital, $573.7 million in cash, cash equivalents and short-term marketable securities and $47.1 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At December 31, 2001 we had $265.1 million in working capital, $539.8 million in cash, cash equivalents and short-term marketable securities, and $109.8 million in long-term marketable securities.

      Our working capital decreased during the nine months ended September 30, 2002 primarily due to our operating loss, additions to property and equipment, liabilities recorded in connection with our restructuring activities, the purchase of strategic investments, and the assumption of net liabilities in the Mobilink acquisition, offset by the inclusion of marketable securities that had been classified as long-term assets at December 31, 2001 but have since become short-term marketable securities.

      Cash and cash equivalents decreased $11.3 million from $403.8 million at December 31, 2001 to $392.5 million at September 30, 2002 as operating activities and investing activities more than offset the cash provided by financing activities.

      During the nine months ended September 30, 2002 our operating activities used $23.3 million in cash. This was a result of our net loss of $478.7 million, which was offset in part by $418.7 million in non-cash items and $36.7 million in cash provided by changes in net operating assets and liabilities. Non-cash items included in net loss include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring charges, development revenue and losses on strategic investments, as well as increases in accounts payable and other accrued liabilities. Operating activities provided $57.9 million in cash for the nine months ended September 30, 2001. Although we incurred a net loss of $2.412 billion for the nine months ended September 30, 2001, such amount included non-cash items totaling $2.359 billion resulting from depreciation and amortization, stock-based compensation expense, amortization and impairment of goodwill and amortization of purchased intangible assets, IPR&D, restructuring charges, deferred taxes and losses on strategic investments. In addition to the net impact of non-cash items, operating activities for the nine months ended September 30, 2001 also reflected decreases in accounts receivable and inventory, offset by increases in prepaid expenses and other assets and decreases in accounts payable and other accrued liabilities.

      Accounts receivable increased $53.6 million to $111.3 million during the nine months ended September 30, 2002. The increase in accounts receivable resulted primarily due to the fact that our sales were fairly consistent throughout the quarter, as opposed to the last quarter of 2001 in which a higher proportion of sales occurred in the first two months of that quarter, and from the increase in net revenue as compared with the three months ended December 31, 2001.

      Inventories increased $15.6 million to $39.1 million during the nine months ended September 30, 2002. The increase in inventory was to support our increased revenue and entry into certain markets that require higher inventory levels.

      In the future, we may be required to maintain higher levels of accounts receivable and inventory to support increased sales. This buildup may result in our operating activities using cash, in contrast to historically providing cash.

      Investing activities used cash in the amount of $10.0 million for the nine months ended September 30, 2002, primarily as a result of the purchase of $28.8 million of capital equipment to support our operations and the purchase of $3.3 million of strategic investments, partially offset by the $17.5 million in net proceeds from sales of marketable securities. Our investing activities used cash in the amount of $192.7 million for the nine months ended September 30, 2001, primarily as a result of $169.8 million in net purchases of marketable securities and the purchase of $63.6 million of capital equipment to support our operations, offset in part by $41.0 million of net cash received from purchase transactions.

      Cash provided by financing activities was $22.0 million for the nine months ended September 30, 2002, which was primarily the result of $30.7 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $10.1 million in payments on debt and capital lease obligations. Cash provided by financing activities was $14.8 million for the nine months ended September 30, 2001, primarily as a result of $40.3 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, and $18.6 million in net proceeds from exercises of performance-based warrants earned by customers, which was partially offset by $44.7 million in payments on debt and capital lease obligations.

      Due to the significant decline in our stock price, we received fewer proceeds from the exercise of stock options for the nine months ended September 30, 2002 than we did for the nine months ended September 30, 2001, as significantly fewer options, with lower exercise prices, were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

      The following table summarizes our contractual payment obligations and commitments as of September 30, 2002:

	Payment Obligations by Year

	2002	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
	(Remaining
	Three
	Months)
Bank credit facility	$90,000	$—	$—	$—	$—	$—	$90,000
Note payable	21,051	—	—	—	—	—	21,051
Capital leases and other obligations	1,565	4,253	1,212	—	—	—	7,030
Deferred payments on fixed asset purchases	28,518	—	—	—	—	—	28,518
Operating leases	21,802	89,461	80,805	54,139	26,125	97,138	369,470
Restructuring liabilities — consolidation of facilities	3,964	12,371	7,635	4,578	4,302	3,519	36,369
Purchase commitments	6,307	—	—	—	—	—	6,307

Total	$173,207	$106,085	$89,652	$58,717	$30,427	$100,657	$558,745

In addition, we have guaranteed an aggregate of $2.0 million in loans provided by a financial institution to certain of our employees, none of whom are executive officers.

      We entered into a $90.0 million financing arrangement for a bank credit facility in December 2001 to replace a credit facility assumed in a previous acquisition. We may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.80%. We are required to pay a commitment fee of 0.35% per annum on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

      Our debt also includes a note payable to a customer in the amount of $21.1 million that bore interest at a rate of LIBOR plus 1%, adjusted quarterly, and was due in December 2002. At September 30, 2002 the interest rate for the note was 2.86%. We issued the note in connection with our acquisition of warrants to purchase common stock of the customer. The note became immediately due and payable upon the occurrence of certain events. The customer asserted that the entire principal amount of the note and all interest accrued thereon were currently due and payable and filed a lawsuit to collect this obligation. In November 2002 we entered into a settlement agreement with the customer pursuant to which, among other things, the note and interest accrued thereon were cancelled and a stipulated judgment was entered into pursuant to which we will pay to the customer $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of 2.7775% per annum. In connection with the settlement, the term of the warrants we hold was extended by one year, to December 2003. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Capitalized leases and other obligations are payable in varying monthly installments at rates that average approximately 5.17% per annum.

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

      We had outstanding capital commitments totaling approximately $6.3 million as of September 30, 2002, primarily for the purchase of engineering design tools, computer hardware and information systems infrastructure. During the nine months ended September 30, 2002 we spent approximately $34.0 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements to support our operations and as we integrate and upgrade the capital equipment and facilities of acquired companies. We may finance these purchases from the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt or equity offerings, or a combination of any of these means.

      We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	litigation expenses;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control and reduction efforts; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current economic slowdown and related uncertainties.

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

The continuing worldwide economic slowdown and related uncertainties may adversely impact our revenues and profitability.

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

      We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following, as well as the impact of the other factors identified in this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide;

•	the timing, rescheduling or cancellation of significant customer orders and the ability of our customers to manage their inventories;

•	the gain or loss of a key customer;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt Broadcom technologies and products in our target markets;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans; and

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products.

      Although we recently announced that we intend to begin implementing a new restructuring plan in the three months ending December 31, 2002 that will focus on cost reductions and operating efficiencies, we cannot assure you that our plan will be successful. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations would be materially and adversely affected.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Our proposed restructuring plan could result in the erosion of employee morale, legal actions against us and management distractions, and could impair our ability to respond rapidly to growth opportunities in the future.

      As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, Broadcom announced its intention to implement a new restructuring plan in the three months ending December 31, 2002. The plan will focus on cost reductions and operating efficiencies, and will include workforce reductions. These reductions could result in an erosion of morale, and a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination or other claims relating to compensation asserted by employees directly affected by the reduction. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve, or that the completion of the restructuring will not disrupt Broadcom’s operations. Further, in light of the current economic environment, additional reorganization of our operations may be required in the future. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founders, President and Chief Executive Officer Dr. Henry T. Nicholas III, and Vice President of Research & Development and Chief Technical Officer Dr. Henry Samueli, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. Without effective succession or transition arrangements, the loss of the services of Dr. Nicholas or Dr. Samueli or certain other key senior management personnel could materially and adversely affect our business, financial condition and results of operations. Moreover, in order to provide enhanced leadership and supervision of our operations and to implement our business and product plans, we are continuing to recruit additional senior management personnel. We anticipate that the implementation of our restructuring plans, continued development and expansion of our business into emerging broadband communications markets and upgrade of our operational and financial systems and procedures and controls will continue to require substantial management effort and place a significant strain on our existing management personnel. If we are unable to attract additional senior management personnel, our business could be seriously harmed.

      In addition, our future success depends on the ability to continue to attract, retain and motivate qualified technical personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers, software engineers and systems applications engineers. Competition for these employees is intense. Because stock options generally comprise a significant portion of our compensation packages for all employees, the recent substantial decline in the price of our Class A common stock may make it more difficult for us to attract and retain key employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard (including sales to Compaq, which was acquired by Hewlett-Packard in May 2002), Dell, Cisco and Motorola, including sales to their respective manufacturing subcontractors, accounted for approximately 13.6%, 12.0%, 11.7% and 11.1%, respectively, of our net revenue for the three months ended September 30, 2002. Sales to Hewlett-Packard, Dell, Cisco and Motorola, including sales to their respective manufacturing subcontractors, accounted for approximately 14.3%, 11.3%, 10.7% and 12.5%, respectively, of our net revenue for the nine months ended September 30, 2002. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 54.2% of our net revenue for the nine months ended September 30, 2002 as compared with 49.3% of our net revenue in fiscal 2001. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

      We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing relationships with our current or potential competitors that may affect their decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.

      In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.

Because we are subject to order and shipment uncertainties, any significant order cancellations or deferrals could adversely affect our business.

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

      The broadband communications markets and semiconductor industry are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; transmission and switching for high-speed local, metropolitan and wide area and optical networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network processors; and system I/ O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

      A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2002, we acquired 22 companies, including Mobilink Telecom, Inc., and plan to continue to pursue additional acquisition opportunities in the future.

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

      Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 purchase transactions to date, we recorded goodwill in the aggregate amount of approximately $4.497 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In addition, in connection with these acquisitions we incurred deferred compensation charges in the aggregate amount of approximately $1.596 billion, which will be amortized over the period of time for which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions and may record additional goodwill and deferred compensation with respect to prior acquisitions that involve as yet unearned contingent consideration. Any of these events could cause the price of our Class A common stock to decline.

      Acquisitions made entirely or partially for cash may reduce our cash reserves. Alternatively, if we issue equity in connection with an acquisition, as in the case of our recent acquisitions, or convertible debt securities, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A or Class B common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other parties may obtain, use or disclose our technologies and processes. We currently hold 144 issued U.S. patents and have filed approximately 1,400 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Thus any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We are currently engaged in litigation, and we may have to engage in additional litigation in the future, to enforce or defend our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation has in the past been and will likely continue to be very expensive and time consuming. Additionally any litigation can divert management’s attention from operation of the business, which could negatively impact our operations.

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

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

      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we primarily use five independent foundries, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices, which could impair our ability to meet our customer’s needs and have a material adverse effect on our operating results.

      Certain of our acquired companies have established relationships with foundries other than our five main foundries, and we are currently using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to our current foundries.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

      In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in .35 micron, ..22 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

The loss of any of the third-party subcontractors that assemble and test substantially all of our current products could disrupt our shipments, harm our customer relationships and adversely affect our net sales.

      We do not own or operate an assembly or test facility. Six third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or in the event of any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

      We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. Even if we use these new subcontractors, we will continue to be subject to all of the same risks described in the foregoing paragraph.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 23.3% of our net revenue for the nine months ended September 30, 2002 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore and a design center in the Netherlands. As a result of various acquisitions, we also currently undertake design and development activities in India, Canada, Taiwan, the United Kingdom, Belgium and Israel. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent terrorist attacks in the United States and abroad and the resultant heightened security may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including:

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

      We currently operate under tax holidays in certain foreign jurisdictions. However, we cannot assure you that we will continue to enjoy such tax holidays or realize any net tax benefits from such tax holidays

      Moreover, the seasonality of international sales and economic conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

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

      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2001 our Class A common stock has traded at prices as low as $9.52 and as high as $139.50 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

      Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received a number of export licenses under these regulations. However, in connection with the implementation of our comprehensive export compliance program, we discovered that we had inadvertently failed to file certain export applications and notices. We recently made the required filings and requested permission to continue exportation of any affected products without interruption while these applications are pending. We cannot assure you that we will obtain permission to continue exporting the affected products or that we will obtain any licenses for which we have currently applied or any licenses that we may apply for in the future. If we do not receive the required licenses, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside of the United States. In addition, we may be subject to fines or other penalties due to the filings that were not made on a timely basis.

Some of our directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of October 31, 2002 our directors and executive officers beneficially owned approximately 24.4% of our outstanding common stock and 70.5% of the total voting power held by our shareholders. In particular, as of October 31, 2002 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 23.1% of our outstanding common stock and 68.7% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. Dr. Nicholas and Dr. Samueli also hold two of the five seats on our Board of Directors and serve as Co-Chairmen of the Board. In addition to serving as directors, Dr. Nicholas also serves as the President and Chief Executive Officer of the Company and Dr. Samueli serves as a Vice President and the Chief Technology Officer of the Company. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these two shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2002 the carrying value of our cash and cash equivalents approximates fair value.

      Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, county and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of September 30, 2002 the carrying and fair values of these investments were $228.3 million and $230.3 million, respectively. These investments are sensitive to changes in interest rates.

      Our marketable equity securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in three publicly traded companies. In the three and nine months ended September 30, 2002 we recorded a net gain of approximately $1.7 million primarily due to the sale of a portion of these investments. In 2001 we recorded losses of $22.0 million representing an other-than-temporary declines in the values of our investments in publicly traded companies. As of September 30, 2002 the fair value of these investments was $4.0 million and the original purchase price of these investments was $2.1 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $37.3 million and $10.7 million during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, related to these privately held investments. As of September 30, 2002 the carrying and fair value of these investments was $6.3 million.

      Our short-term debt currently consists of a financing arrangement for a bank credit facility of up to $90.0 million, a note payable in the amount of $21.1 million and capital leases and other obligations in the amount of $7.0 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 1% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.80%. We are required to pay a commitment fee of 0.35% per annum on any unused balance of the credit facility. The credit facility is due and payable December 19, 2002.

      The note payable to a customer bore interest at a rate of LIBOR plus 1%, adjusted quarterly, and was due in December 2002. At September 30, 2002 the interest rate for the note was 2.86%. We issued the note in connection with our acquisition of warrants to purchase common stock of the customer. The note became immediately due and payable upon the occurrence of certain events. The customer asserted that the entire principal amount of the note and all interest accrued thereon were currently due and payable and filed a lawsuit to collect this obligation. In November 2002 we entered into a settlement agreement with the customer pursuant to which, among other things, the note and interest accrued thereon were cancelled and a stipulated judgment was entered into pursuant to which we will pay to the customer $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of 2.7775% per annum. In connection with the settlement, the term of the warrants we hold was extended by one year, to December 2003. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

      Our long-term debt consists of capital leases and other obligations. These obligations are payable in varying monthly installments at rates that average approximately 5.17% per annum through 2004.

      The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the note, we do not believe these instruments are subject to significant interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of September 30, 2002 and December 31, 2001 are as follows:

	Carrying	Maturity				Fair
	Amount					Value
	9/30/02	2002	2003	2004	Thereafter	9/30/02

	(In thousands, except interest rates)
Investments
Cash equivalents	$39,471	$39,471	$—	$—	$—	$39,471
Weighted average interest rate	1.89%	1.89%	—	—	—
Marketable debt securities	$228,254	$81,134	$113,020	$34,100	$—	$230,323
Weighted average interest rate	3.94%	3.96%	4.35%	2.56%	—
Long-term debt
Capital leases and other obligations	$7,030	$1,565	$4,253	$1,212	$—	$7,030
Weighted average interest rate	5.17%	3.44%	5.05%	7.80%	—

	Carrying	Maturity				Fair
	Amount					Value
	12/31/01	2002	2003	2004	Thereafter	12/31/01

	(In thousands, except interest rates)
Investments
Cash equivalents	$37,230	$37,230	$—	$—	$—	$37,225
Weighted average interest rate	2.34%	2.34%	—	—	—
Marketable debt securities	$245,795	$136,028	$101,167	$8,600	—	$249,033
Weighted average interest rate	4.30%	4.00%	4.36%	0.31%	—
Long-term debt
Capital leases and other obligations	$6,995	$2,989	$2,794	$1,212	—	$6,995
Weighted average interest rate	7.86%	8.04%	7.68%	7.80%	—

Item 4.     Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.     Changes in Securities and Use of Proceeds

      On January 8, 2002 and February 26, 2002, in connection with the exercise of warrants assumed in various purchase transactions, we issued 506,331 and 190,521 shares, respectively, of our Class A common stock for aggregate purchase prices of $708.87 and $266.73 respectively. On January 10, 2002, the holder of a warrant assumed in a purchase transaction exercised such warrant to purchase 526,569 shares of our Class A common stock. In connection with such exercise, we issued 506,331 shares of our Class A common stock to the holder who utilized shares of our Class A common stock to pay the exercise price in accordance with the net exercise provisions of the warrant. All of the transactions described above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with these issuances.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      In October 2002 our Board of Directors established a Nominating Committee, which currently consists of two directors, George L. Farinsky and Werner F. Wolfen. The Nominating Committee is primarily responsible for identifying, interviewing and recommending candidates to serve as members of the Board of Directors.

      In November 2002 Alan E. Ross, a member of our Board of Directors, assumed a full-time executive role as interim Chief Operating Officer of the Company, in charge of internal operations. Mr. Ross will remain on our Board of Directors, but has resigned from the Board’s Audit Committee because he no longer qualifies as a member of such committee since he is no longer considered an “independent director” as that term is defined in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers, Inc. Mr. Ross also resigned from the Board’s Compensation and Nominating Committees.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

None

      (b) Reports on Form 8-K

(i) Form 8-K filed July 24, 2002 reporting second quarter 2002 earnings (Item 5).

(ii) Form 8-K filed August 14, 2002 reporting periodic report certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Item 9).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
A California Corporation
(Registrant)

/s/ WILLIAM J. RUEHLE
_______________________________________ William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO
_______________________________________ Bruce E. Kiddoo
Corporate Controller and Director of Finance
(Principal Accounting Officer)

November 14, 2002

CERTIFICATIONS

      I, Henry T. Nicholas III, President, Chief Executive Officer and Co-Chairman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Broadcom Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HENRY T. NICHOLAS
_______________________________________ Henry T. Nicholas III, Ph.D.
President, Chief Executive Officer and
Co-Chairman (Principal Executive Officer)

November 14, 2002

      I, William J. Ruehle, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Broadcom Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. RUEHLE
_______________________________________ William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 14, 2002