Form 10-K
period 2002-12-31
BROADCOM CORP
filed 2003-03-31
CIK 1054374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☑          No ☐

      The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,659,430,625 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

      The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. As of March 24, 2003 there were 207,176,374 shares of Class A common stock outstanding and 71,366,363 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Broadcom,® the pulse logo, Connecting everything,® QAMLink,® StrataSwitch,® V-thernet,® 54g,TM AirForce,TM BroadVoice,TM CALISTO,TM Champion,TM CryptoNetX,TM Digi-F,TM Grand Champion,TM MetroSwitch,TM PhonexChange,TM ROBOswitch,TM ServerWorks,TM SiByte,TM StrataXGS TM and SystemI/O TM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2003 Broadcom Corporation. All rights reserved.

CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, manufacturing capacity, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

      All share numbers and per share amounts in this Report have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

PART I

Item 1.	Business

Overview

      Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network processors; and SystemI/OTM server solutions.

      Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 16215 Alton Parkway, Irvine, California 92618-3616, and our telephone number at that location is (949) 450-8700. Our Internet address is www.broadcom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our Class A common stock trades on the Nasdaq National Market® under the symbol “BRCM.”

Industry Environment and Our Business

      Over the past two decades communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables and wireless transmission over radio frequencies. This evolution has been driven by enormous increases in the number of users and new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems and telecommuting. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers, digital cable and satellite set-top boxes, and handheld computing devices such as personal digital assistants and cellular phones. These applications and devices require increasingly higher data transfer rates within computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

      This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructures requires highly integrated mixed-signal semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s broadband marketplace. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog and digital functions with high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

Target Markets and Broadcom® Products

      We design, develop and supply a diverse portfolio of products targeted to every significant broadband communications market. Our core markets include the markets for cable modems, digital cable set-top boxes, high-speed transmission and switching products for enterprise networking equipment, and server, storage and workstation platforms. In addition, we have invested significant time and resources developing or acquiring products for emerging and other established broadband communications markets such as direct broadcast satellite set-top boxes, DSL modems and residential gateways, home and wireless networking, cellular and terrestrial wireless communications, metropolitan, wide area and storage networking, and broadband processors.

      The following is a brief description of each of our target markets and the silicon solutions that we provide for each market.

Cable Modems

      Cable modems provide users high-speed Internet access through a cable television network. Although cable network systems were originally established to deliver broadcast television signals to subscribers’ homes, cable television operators have been upgrading their systems to hybrid fiber coaxial cable to support two-way communications, high-speed Internet access and telecommuting through the use of cable modems. These modems are designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 30 Mbps, nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. Cable modems typically connect to PCs through a standard 10BASE-T Ethernet card or Universal Serial Bus connection. A device called a cable modem termination system, or CMTS, located at a local cable operator’s network hub, communicates through television channels to cable modems in subscribers’ homes and controls access to cable modems on the network.

      The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS,® has made possible interoperability between different manufacturers’ cable modems and CMTS equipment across different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems via retail channels. In 1998 the DOCSIS 1.1 specification was announced. The new specification enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services. In December 2002 DOCSIS 2.0 was approved. DOCSIS 2.0 adds support for higher upstream transmission speeds of up to 30 Mbps and more symmetric Internet Protocol, or IP, services and provides extra capacity for cable telephony.

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

      We offer integrated silicon solutions for cable modems and cable modem termination systems. We currently have a leading market position in both equipment areas, with an extensive product offering for the high-speed, two-way transmission and display of digital information for the delivery of voice, video and data services to residential customers over existing hybrid fiber coaxial cable. We offer a complete system level solution that not only includes integrated circuits, but also reference design hardware and a full software suite to support our customers’ needs and accelerate time to market.

      Cable Modem Solutions. All of our cable modem chips are built around our QAMLink® DOCSIS-compliant transceiver and media access controller, or MAC, technologies, which enable downstream data rates up to 56 Mbps and upstream data rates up to 30 Mbps and are compliant with DOCSIS versions 1.0, 1.1 and 2.0. These devices provide real-time DOCSIS component capabilities in silicon, enabling quality of service to support constant bit rate services like VoIP and video streaming.

      Residential Broadband Gateway Solutions. The level of integration and performance that we continue to accomplish in our cable modem chips is reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom offers residential broadband gateway solutions that bring together a range of capabilities including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity. These products allow cable operators worldwide to provide residential broadband gateways capable of delivering four primary lines of digital telephone, IP video, home networking and cable modem Internet services over cable systems, existing phone lines and wireless connections.

      CMTS Solutions. We have a complete end-to-end DOCSIS 1.0 and 1.1 compliant cable modem silicon solution for both head-end and subscriber locations. Our CMTS chipset consists of downstream and upstream physical layer devices and a DOCSIS MAC. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

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

      The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format in the future. Currently, the FCC is targeting 2006 for this mandated digital conversion. We believe this conversion to digital broadcasting will also require new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate additional functionalities, such as Internet access, personal video recording, or PVR, video on demand, interactive television, high definition television, or HDTV, 3-D gaming, audio players and various forms of home networking.

      Cable-TV Set-Top Box Solutions. We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated chips give manufacturers a broad range of features and capabilities for building standard digital cable-TV boxes for digital video broadcasting, as well as high-end interactive set-top boxes that merge high-speed cable modem functionality with studio-quality graphics, text and video for both standard definition television, or SDTV, and HDTV formats.

      Our cable-TV set-top box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems, advanced 2D/3D video-graphics encoders and decoders, complementary metal oxide semiconductor, or CMOS-based radio frequency television tuners, and digital visual interface chipsets. These cable-TV chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as infrared remotes and keyboards, LED displays and keypads.

      Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding on our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home over the phone line. In addition, our set-top box silicon solutions incorporate PVR functionality that allows viewers to watch and record multiple programs and enables additional features such as selective viewing, fast forward, fast reverse, skip forward, skip back and slow motion and frame-by-frame viewing.

      DBS Solutions. By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also been able to develop comprehensive DBS solutions, including an advanced, high-definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities, a CMOS satellite tuner, which allows our customers to provide additional channel offerings, front-end receiver chips for digital broadcast satellite set-top boxes, and a digital visual interface transmitter. In addition, Broadcom offers a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.

      To meet the needs of the growing broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services, enabling Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, digital satellite tuner/receiver and a high-performance broadband gateway modem, which combines the functionality of a satellite modem, a firewall router and home networking into a single chip.

Enterprise Networking

      Local area networks, commonly known as LANs, comprise different types of equipment interconnected by copper, fiber or coaxial cables utilizing a common computer networking protocol called Ethernet. Ethernet scales in speed from 10 Mbps to 10 gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As communications bottlenecks have appeared in corporate LANs, new technologies such as Gigabit Ethernet, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps, are being employed to replace older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps, and 10BASE-T Ethernet, which supports data transfer rates of 10 Mbps. As most desktop connections have migrated to Fast Ethernet, Gigabit Ethernet and 10 Gigabit Ethernet are emerging as the predominant technology for servers and backbone infrastructures that support LANs. We have already begun to see the migration of Gigabit Ethernet to the desktop itself.

      As Gigabit Ethernet is deployed to the desktop, we expect server and backbone connections to continue to migrate to the new 10 Gigabit Ethernet standard. We further expect the continued use of switch connections in place of legacy repeater connections. Switches not only have the ability to provide dedicated bandwidth to each connection, but also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data. We anticipate that a significant portion of the installed base of 10/100BASE-T Ethernet switches as well as network interface cards, or NICs, will be upgraded to faster technologies.

      Our 10/100/1000 Mbps Ethernet transceivers, controllers and switches are integrated, low-power silicon solutions that enable the high-speed transmission of voice, video and data services over the Category 5 unshielded twisted-pair copper wiring widely deployed in enterprise and small office networks. We also offer 10 Gigabit Ethernet transceivers for network infrastructure products. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP services and share peripheral equipment, such as printers and scanners. We also incorporate intelligent networking functionality into our devices, enabling system vendors to deploy enhanced classes of services and applications, typically found only in the core of the network, to every corporate desktop.

      Digital Signal Processing Communication Architecture. Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our Digi-F TM DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second. This proprietary DSP architecture facilitates the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers. It has been successfully implemented in .5, .35, .25, .18 and .13 micron CMOS processes, and in chips with one, four, six and eight ports.

      Fast Ethernet and Gigabit Ethernet Transceivers. Our 10/100 Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers to single-chip octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 cable at rates of 10 Mbps and 100 Mbps. Our Gigabit Ethernet transceivers are enabling manufacturers to make equipment that delivers data at Gigabit speeds (1000 Mbps) over Category 5 cabling. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. Additionally, we have developed a family of silicon solutions incorporating four transceivers on a single chip optimized for high-port density Gigabit Ethernet switches and routers. These quad transceivers greatly reduce system costs by simplifying typical high-density board designs, further facilitating the deployment of Gigabit Ethernet bandwidth to the desktop.

      Our Gigabit transceivers are driving the market toward lower power, smaller footprint solutions, making it easier and less expensive to build 10/100/1000 Ethernet NICs, switches, hubs and routers, and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features and higher performance capabilities that we believe will make it even easier to bring Gigabit Ethernet to the desktop.

      10 Gigabit Ethernet Transceivers. We have developed a family of 10 Gigabit Ethernet CMOS transceivers. When combined with serial 10 Gigabit optics, these devices can simultaneously transmit and receive at 10 Gbps data rates over 50 kilometers of existing single mode optical fiber. A 10 Gigabit Ethernet link over such distances extends the reach of Ethernet into local, regional and metropolitan fiber optic networks. We believe that significant cost, performance and latency advantages can be realized when the Ethernet protocol and other associated quality of service capabilities are available in these network domains. We anticipate that convergence around 10 Gigabit Ethernet will allow massive data flow from remote storage sites across the country over the metropolitan area network, or MAN, and into the corporate LAN, without unnecessary delays, costly buffering for speed mismatches or latency, or breaks in the quality of service protocol.

      SerDes Technology and Products. We have developed an extensive library of Serializer/ Deserializer, or SerDes, cores for Ethernet, storage, and telecommunications network infrastructures. The technology is available as stand alone SerDes devices or integrated with our standard and custom products. New generations of SerDes architectures provide advanced on-chip diagnostic intelligence to allow system designers to monitor, test and control high-speed serial links for signal integrity and bit error rate performance to reduce development cycles and costly field maintenance support.

      Ethernet Controllers. We offer a family of Gigabit Ethernet MAC chips that support peripheral computer interconnect, or PCI, and PCI-X local bus interfaces for use in NICs and in LAN on motherboard, or LOM implementations. These devices incorporate an integrated Gigabit Ethernet transceiver and are provided with an advanced software suite available for a variety of operating systems.

      Ethernet Switches. We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, OSI Layer 2 eight-port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips.

      The ROBOswitchTM-plus product family consists of five- and eight-port Layer 2 switch chips supporting five-, eight-, 16- and 24-port 10/100 Ethernet switches. We believe our switch chips make it economical for the remote office/ business office and small office/ home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 Ethernet transceivers, media independent interface and packet buffer memory onto single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user.

      Our family of high-end StrataSwitch® II products consists of wire-speed, multi-layer chips that combine multi-service provisioning capabilities with switching, routing and traffic classification functionality onto single-chip solutions. Replacing as many as 10 chips, our StrataSwitch II family of chips incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. In addition, the StrataSwitch II family enables advanced network management capabilities in the switching infrastructure to track different data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP.

      Our MetroSwitchTM product family is used in networking equipment to link MAN and large corporate centers and reduce bottlenecks in the system. These products integrate 12 Gigabit Ethernet ports and one 10 Gigabit Ethernet port into a single-chip solution.

      Our StrataXGSTM product family provides the multi-layer switching capabilities of our StrataSwitch II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. These devices, in combination with our quad Gigabit Ethernet transceivers, enable system vendors to build 12-, 24- and 48-port multi-layer Gigabit Ethernet stackable switches, supporting systems with up to 384 Gigabit Ethernet ports.

      We also offer an integrated carrier-class switch fabric chipset that can scale in bandwidth from 80 Gbps up to 1.2 terabits per second, or Tbps. This fabric is the core building block for transferring voice, video and data among high speed line cards in multi-protocol label switching multi-service switches, core enterprise switches, data center routers and core IP routers. This chipset enables equipment vendors to build a range of reliable systems, with high quality of service at an acceptable cost point, to accelerate the deployment of high-speed IP-based services that require carrier-class service level agreements.

     Servers, Storage and Workstations

      With the proliferation of data being accessed and sorted by the Internet and corporate intranets, the demand for servers has increased substantially. As integral pieces of the overall communications infrastructure, servers are multiprocessor-based computers that are used to support users’ PCs over networks and to perform data intensive PC functions such as accessing, maintaining and updating databases. Unlike mobile and desktop PCs, which are dominated by central processing units, or CPUs, server, storage and workstation platforms require highly-tuned core logic to provide high bandwidth, high performance and the reliability, availability and scalability that customers demand. The Internet has created a new market for servers, storage and workstation platforms as users access data and entertainment stored on servers from their PCs, handheld computers and wireless handsets.

      SystemI/O silicon solutions act as the essential conduits for delivering high-bandwidth data in and out of servers, and coordinating all input/ output, or I/O, transactions within server, storage and workstation platforms, including among external I/O devices, the main system memory and the CPUs.

      ServerWorks Corporation, our wholly-owned subsidiary, provides core logic technology that manages the flow of data to and from a system’s processors, memory and peripheral I/O devices. ServerWorksTM products are used to design low-end servers with one or two CPUs and mid-range servers with two to four CPUs, as well as storage, workstation and networking platforms. The bandwidth of our SystemI/O solutions, both from CPU to memory and memory to I/O subsystems such as disk drives or networks, leads the industry. These products also provide reliability, availability and serviceability features. The current generation of our Grand ChampionTM SystemI/O products, the GC-HE, GC-LE and the GC-SL, supports Intel Pentium® 4 processors that run at speeds beyond 2.4 GHz and provides memory bandwidth of up to five gigabytes per second and I/O bandwidth of up to four gigabytes per second.

      In 2002 ServerWorks was the first to integrate Gigabit Ethernet into the core logic for Intel-based servers through its ChampionTM Ethernet I/O Bridge, which can be used with all versions of the Grand Champion System I/O core logic.

      To date, ServerWorks chips have been used primarily in servers sold by major PC server OEMs and motherboard manufacturers. The server market is growing rapidly, and ServerWorks has leveraged its technology over the past year into other growing markets such as storage and networking.

     Home and Wireless Networking

      The proliferation of multi-PC households and Internet appliances increases the need for home networking solutions and lays the foundation for extending the reach of shared broadband Internet access, video transfer and voice at high speeds throughout the home and small office.

      Wireless technologies for wireless local area networking, or WLAN, based upon the IEEE 802.11 standards allow enterprises and consumers to have mobile flexibility around their homes and offices. The dominant standard for wireless networks today is the 802.11b specification, which is the wireless equivalent of 10 Mbps Ethernet, allowing transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. 802.11b products are found in the education, consumer, home, small to medium business and enterprise markets. The industry is currently transitioning to WLAN products based on the forthcoming 802.11g and the 802.11a standards. These specifications provide almost five times the speed of existing 802.11b networks.

      Our AirForceTM product family consists of the transceiver and wireless network process chipsets and the software that allows PCs and other devices to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Broadcom’s 54gTM technology is an implementation of the 802.11g draft specification that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps.

      The BluetoothTM short-range wireless networking standard is a low-cost wire-replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, PDAs, digital cameras and automotive electronics. Bluetooth short-range wireless connectivity enables personal area networking, or PAN, at speeds of up to 721 Kbps, and can cover distances up to 32 feet. In addition, Bluetooth technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires.

      Our portfolio of single-chip and radio-only Bluetooth solutions enable manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources.

      Our solutions in these areas offer the industry’s highest levels of performance and integration with designs in standard CMOS, allowing them to be highly reliable while dramatically lowering manufacturing costs.

     DSL

      Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use a greater range of frequencies over existing copper telephone lines than traditional telephone services, which in turn allows greater bandwidth to send and receive information. DSL speeds range from 128 Kbps to 52 Mbps depending on the distance between the central office and the subscriber. These data rates enable local exchange carriers to provide, and end users to receive, a wide range of new bundled broadband services.

      We offer families of asymmetric DSL, or ADSL, and very-high-speed DSL, or VDSL, chips and chipsets for both customer premises equipment, or CPE, and central office applications. Our DSL technology enables local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, video teleconferencing and IP data business services, over existing copper twisted pair wiring.

      For ADSL CPE applications, we provide products that address the wide variety of LAN connectivity options, including Ethernet, USB-powered solutions, VoIP-enabled access devices and 802.11 access points with multiple Ethernet ports. These solutions also provide a fully scalable architecture to address emerging value-added services such as in-home voice and video distribution. Wide area network connectivity is provided using integrated, standards-compliant physical layer technology.

      ADSL central office applications are addressed with highly integrated silicon solutions. We believe these solutions will enable equipment manufacturers of digital subscriber line access multiplexer, or DSLAM, and next generation digital loop carriers to offer a significant increase in the number of DSL-enabled copper twisted pairs that can be supported within telecommunication companies’ tight heat, power and space constraints.

      For VDSL applications, we offer our V-thernet® product family, which supports Ethernet transport over standard telephone wires.

     Metropolitan and Wide Area Networking

      To address the increasing volume of data traffic emanating from the growing number of broadband connections in homes and businesses, MANs, and wide area networks, or WANs, will have to evolve at both the transport and switching layers.

      We believe that the CMOS fabrication process will be a key technology in this evolution by enabling the development of smaller optical modules and system components that cost less, consume less power and integrate greater functionality.

      Electronic components for optical communications are a natural extension of our large portfolio of high-speed LAN chips, one that will allow us to provide end-to-end silicon solutions across the WAN, MAN and LAN that increase the performance, intelligence and cost-effectiveness of broadband communications networks.

      We offer a portfolio of CMOS OC-48 and OC-192 transceiver and forward error correction, or FEC, chips for Synchronous Optical Networks, or SONET, and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10 Gigabit Ethernet applications. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive gallium arsenide, bipolar or silicon germanium solutions. Our DWDM Transport Processor combines an OC-192 transceiver, FEC, performance monitoring logic and G.709 digital wrapper into a single CMOS chip solution, occupying less than one half the space and consuming one-third the power of non-integrated solutions.

      Custom Silicon Products. Custom silicon products are devices for applications that customers are able to semi-customize by integrating their own intellectual property with our proprietary intellectual property cores. We have successfully deployed such devices into the LAN, WAN, and PC markets. Our typical semi-custom devices are complex mixed-signal designs that leverage our advanced design processes.

     Voice over IP

      Voice over IP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. IP packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build-out of the Internet and deregulation of long distance and local phone service.

      Within the enterprise, equipment markets are being radically affected by the convergence of circuit switched and IP packet-based technologies. A host of new enterprise services can be enabled when LAN-based Ethernet switching infrastructure is used to carry both data and voice. We provide both silicon and software to enable our equipment customers to provide cost effective solutions in this area.

      VoIP Software. VoIP refers to the transmission of telephony — voice, fax and analog data — over a packet-based network. The delivery of voice, fax and analog data over LANs and WANs with inherently unpredictable routings requires complex DSP technology to preserve voice fidelity, fax reliability and telephone quality of service. Our PhonexChangeTM technology enables VoIP communications over Ethernet, cable and DSL networks. Our BroadVoiceTM vocoder algorithm features a wideband mode that significantly improves the clarity and quality of telephony voice service.

      IP Phone Solutions. Our IP phone silicon solutions integrate the essential packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our products enable manufacturers to develop IP phones that can be powered through the same Category 5 unshielded twisted pair cable used for Ethernet data.

      Communications Processors. We offer the CALISTOTM family of single-chip communications processors along with software and development tools for carrier-class voice gateways and access concentrators that connect the traditional public switched telephone network to packet-based networks such as the Internet. This advanced architecture provides increased signal processing throughput in a more efficient silicon implementation. CALISTO supports up to 240 packet telephony channels on a single chip, replacing up to 10 traditional DSP discrete components with a power consumption of less than 10 milliwatts per channel.

     Mobile Communications

      The cellular chip, design and software markets are transitioning from pure voice to broadband multimedia and data, transforming the traditional cellular phone handset from a voice-only device into a multimedia gateway. Products emerging from this transition will allow end-users to download e-mail, web pages and streaming media to cellular phones, PDAs, laptops and other mobile devices.

      The international Global System for Mobile Communication, or GSM, is currently the dominant standard for digital mobile communications. Adopting digital circuit-switched communications technology, GSM enables a variety of network access, voice and data services. An emerging data standard derived from GSM is General Packet Radio Services, or GPRS. GPRS enables packet-based “always on” Internet applications and is a more efficient data transport mechanism with higher transmission rates for a new generation of data services such as Internet browsing, 3-D gaming and multimedia messaging with rich graphics and audio content.

      Through our acquisition of Mobilink Telecom, Inc. in May 2002, we develop, manufacture and market GSM and GPRS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and wireless PDAs. Our mobile communications products include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip. We are also currently developing chipsets for the emerging 3G standard based on enhanced GPRS, or EGPRS, that will significantly increase the bandwidth available to the user for mobile data exchange.

     Broadband Processors

      Broadband processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the broadband network. The continued growth of IP traffic, coupled with the increasing demand for new and improved services and applications such as security, high-speed access and quality of service, or QoS, is placing additional processing demands on next-generation networking and communications infrastructures. From the enterprise to access network to the service provider edge, networking equipment must be able to deliver wire-speed performance from the OC-3 standard, which transmits data at 155 Mbps, up to the OC-192 standard, which transmits data at 10 Gbps, as well as the scalability and flexibility required to support next generation services and features. In the enterprise and data center markets, server and storage applications require high computational performance to be able to support complex protocol conversions, and services such as virtualization. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, networks and mobile infrastructure equipment must be able to support higher bandwidth rates utilizing low power resource levels.

      We believe a new generation of broadband processors that balance aggressive performance and power requirements with sizing constraints is required to meet the needs of current and next generation server, storage, data networking and wireless applications. These processors must be easily programmable to allow new services and features to be upgraded with minimal customizing efforts.

      Leveraging our expertise in high-performance, low-power very large scale integration, or VLSI, design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next-generation networks. Our SiByteTM family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power, high integration of network-centric functions, and programmability based on an industry-standard Instruction Set Architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS 64-bit superscalar CPU capable of operating at frequencies of 400 MHz up to one GHz. All SiByte processors are based on the industry-standard MIPS64TM architecture, and we believe these processors will enable equipment vendors to immediately leverage the large installed base of tools and software available for the MIPS® architecture, thereby shortening development time and minimizing the need to customize programming.

      These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed, at line rates between OC-3 and OC-48, which transmits data at 2.5 Gbps. Our devices are also being designed for utilization in the fast growing network storage market, including network attached storage, or NAS, and storage area networking, or SAN. Our general purpose processors are ideal for the complex protocol conversions, virtualization and proxy computations that storage applications require.

     Security Processors and Adapters

      Most corporations today use the Internet for the transmission of data between corporate offices and remote sites and for a variety of e-commerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs, which use the Internet protocol security, or IPSec, protocol. In addition to VPNs, secure socket layer, commonly referred to as SSL, is used to secure sensitive information between users and service providers for e-commerce applications.

      Our SSL family of CryptoNetXTM high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 4,000 SSL transactions per second. Our IPsec processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to multi-Gbps. This architecture is being deployed across all our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

Reference Platforms

      We also develop and license reference platforms designed around our integrated circuit products that represent example system-level applications for incorporation into our customers’ equipment. These reference platforms generally include a fairly extensive suite of software drivers as well a protocol and application layer software to assist our customers in developing their final end products. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs through final production releases. These reference platforms enhance the customer’s confidence that our products will meet their market requirements and product introduction schedules.

Customers and Strategic Relationships

      We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

      Customers currently shipping broadband communications equipment incorporating our products include Ambit, Apple, Cisco Systems, Dell, D-Link, Echostar, Hewlett-Packard, IBM, Motorola, Nortel Networks, Pace, Pioneer, Scientific-Atlanta, Sony Ericsson, Thomson CE and 3Com, among others. To meet the current and future technical needs in our target markets, we have established strategic relationships with multi-service operators that provide broadband communications services to consumers and businesses.

      As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument, now a wholly-owned subsidiary of Motorola, which provided that we would develop and supply chips for General Instrument’s digital cable set-top boxes. In November 2000 we modified that agreement to amend General Instrument’s minimum purchase requirements and also entered into a new supply agreement with General Instrument covering our sale of cable modem chips. In January 2002 we modified the new supply agreement to add minimum purchase requirements of chips for digital set-top boxes. In December 2002 we further modified the supply agreement to extend minimum purchase requirements of chips for cable modems.

      From time to time, we have entered into development agreements with Cisco Systems, Nortel Networks, Sony Ericsson, 3Com and others. We have worked closely with these customers to co-develop products.

      A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to Hewlett-Packard, including sales to its manufacturing subcontractors, represented approximately 14.8% of our net revenue in 2002 and approximately 14.1% of our net revenue in 2001. These percentages include sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented. Sales to Motorola, including sales to its manufacturing subcontractors, represented approximately 12.1% of our net revenue in 2002, approximately 18.2% of our net revenue in 2001 and 23.2% of our net revenue in 2000. Sales to Dell, including sales to its manufacturing subcontractors, represented approximately 11.3% of our net revenue in 2002. Sales to 3Com and Cisco Systems, including sales to their manufacturing subcontractors, represented approximately 15.1% and 14.1% of our net revenue in 2000. Sales to our five largest customers were approximately 52.3% of our net revenue in 2002, 54.9% of our net revenue in 2001 and 61.8% of our net revenue in 2000. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2003 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

Core Technologies

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

      We believe that one of our key competitive advantages is our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

•	proprietary communications systems algorithms and protocols;

•	advanced DSP hardware architectures;

•	system-on-a-chip design methodologies and advanced library development for both standard cell and full-custom integrated circuit design;

•	high-performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes;

•	high-performance custom microprocessor architectures and circuit designs; and

•	extensive software reference platforms to enable complete system-level solutions.

Research and Development

      We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of February 28, 2003 a majority of our 1,761 research and development employees had advanced degrees. Our work force includes approximately 242 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. The system-on-a-chip solutions for many of our target markets benefit from the same underlying core technologies, which enables us to address a wide range of broadband communications markets with a relatively focused investment in research and development.

      We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2003. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have additional design centers in Tempe, Arizona; Los Angeles and San Diego Counties, California; Duluth, Georgia; Middletown, New Jersey; Dallas, Texas; Seattle, Washington; Vancouver, Canada; Belgium, the United Kingdom, the Netherlands, India, Israel, Singapore, Taiwan, and China. We anticipate establishing additional design centers in the United States and other countries in the future.

      Our research and development expense was $461.8 million, $446.6 million and $250.7 million in 2002, 2001 and 2000, respectively.

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

      Our operations and quality engineering team closely manages the interface between manufacturing and design engineering. While our design methodology typically creates smaller than average die for a given function, it also generates full-custom integrated circuit designs. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to that of a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-progress control. Our approach makes the manufacturing subcontracting process transparent to our customers.

      We depend on five independent foundry subcontractors to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, NEC Corporation in Japan and Silterra Malaysia Sdn. Bhd. in Malaysia. Any inability of one of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

      Our products are currently fabricated with ..5 micron, triple layer metal; .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, five and six layer metal, feature sizes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller geometry process technologies. Although our experience to date with the migration of products to smaller processes geometries has predominantly been favorable, we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test

      Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our six key subcontractors: ASAT Ltd. in Hong Kong, ST Assembly Test Services in Singapore, Siliconware Precision in Taiwan, NEC Corporation in Japan, United Test and Assembly Center in Singapore and Signetics in South Korea. While we have not experienced material disruptions in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage or destruction to its facilities, or in the event of any other disruption of assembly and testing capacity.

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

Product Distribution

      Historically we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility puts us closer to our suppliers and many key customers and improves our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. We also ship products of our wholly-owned subsidiary ServerWorks from a Los Angeles distribution facility.

Sales and Marketing

      Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by providing superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our sales occurs through our direct sales force, which is based out of our regional and home offices located in California, Colorado, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Ohio, Texas and Virginia. We have engaged independent distributors, Arrow Electronics and Insight Electronics, to service the North American and South American markets.

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

      We market and sell our products internationally through regional offices located in Canada, France, Germany, Japan, the Netherlands, Singapore, Sweden and the United Kingdom, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Backlog

      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.

Competition

      Broadband communications markets and the semiconductor industry are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers to our target markets include:

•	product quality;

•	product capabilities;

•	level of integration;

•	reliability;

•	price;

•	time-to-market;

•	ability to provide financing;

•	market presence;

•	standards compliance;

•	system cost;

•	intellectual property;

•	customer support; and

•	reputation.

We believe that we compete favorably with respect to each of these factors.

      We compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target broadband communications markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and will continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Intellectual Property

      Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We hold 301 U.S. patents and have filed over 1,600 additional U.S. patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. In addition, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful. Moreover, we are currently engaged in litigation and may need to engage in additional litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. For additional information regarding this litigation, see Item 3 of this Report. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In any of these events, our business, financial condition and results of operations may be materially and adversely affected. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

Employees

      As of February 28, 2003 we had 2,508 full-time employees and 81 contract and temporary employees, including 1,761 individuals engaged in research and development, 351 engaged in sales and marketing, 186 engaged in manufacturing operations and 291 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 2.	Properties

      We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development, and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, California, we lease additional design centers in Tempe, Arizona; Los Angeles and San Diego Counties, California; Duluth, Georgia; Dallas, Texas; Middletown, New Jersey; and Seattle, Washington.

      Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore. We also lease engineering design and administrative facilities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom.

      In addition, we lease various sales and marketing facilities in the United States and several other countries.

      The foregoing leases comprise an aggregate of approximately 1.0 million square feet. Our principal facilities have lease terms expiring between 2005 and 2012. We believe that our current facilities will be adequate for at least the next 12 months.

      For additional information regarding our obligations under property leases, see Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings

      Intellectual Property Litigation. In August 2000 Intel Corporation filed a complaint against us in the United States District Court for the District of Delaware asserting that we (i) infringe five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint sought a preliminary and permanent injunction against us as well as the recovery of monetary damages, including treble damages for willful infringement. In the first phase of the trial, which concluded in December 2001 and involved two of the five patents in the suit, a Delaware jury unanimously determined that we did not infringe Intel’s networking patent and digital video patent at issue. Additionally, the jury unanimously determined that Intel’s networking patent was invalid. In March 2003 the court denied Intel’s post-trial motions and upheld the jury’s verdict of noninfringement and invalidity in respect to Intel’s networking patent and noninfringement in respect to one claim of the digital video patent. The court granted a new trial on the other asserted claim of the digital video patent and our licensing defense. The court has not yet set a date to retry these claims or to try claims relating to Intel’s remaining three patents or our counterclaims against Intel.

      In January 2002 Intel moved to amend its patent complaint against us in the Delaware action to assert that we infringe four additional Intel patents relating to video compression and direct memory access. We opposed Intel’s motion and filed a complaint against Intel for declaratory judgment in the United States District Court for the Northern District of California asserting that the four additional patents are not infringed. In August 2002 the Delaware court denied Intel’s motion to amend its complaint.

      In November 2001 we filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two of our patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. Intel denied our allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California, which the court denied. In July 2002 the court granted Intel’s motion to amend its pleadings by adding counterclaims of patent infringement against us relating to three Intel networking patents. The parties are currently conducting discovery in this action. A patent claims construction hearing in the case was held in December 2002. The court has not yet issued a claim construction order. Trial is currently scheduled to begin in July 2003.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against us in the United States District Court for the Eastern District of Texas asserting that (i) our BCM3415 silicon tuner chip infringes a single Microtune patent relating to tuner technology, (ii) we induce the infringement of such patent, and (iii) we contributorily infringe such patent. The complaint sought a preliminary and permanent injunction against us as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 we answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to assert infringement by additional products, and we added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that our infringement was willful. Judgment in this case is not yet final, and we plan to file post trial motions in April 2003 asking the court to reverse the jury verdict and/or order a new trial. Prior to trial, the parties stipulated to patent damages for an amount not to exceed approximately $1,200,000 for our sales of allegedly infringing products prior to January 2003. If the court denies our post trial motions, the court has the discretion to treble patent damages. The court may also consider Microtune’s motion to grant a permanent injunction against future infringement of the patent.

      In July 2002 we filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune (i) infringes one of our patents relating to tuner technology, (ii) induces the infringement of such patent, and (iii) contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In August 2002 Microtune filed an answer to the complaint denying our allegations and seeking a declaratory judgment that our patents in the suit are invalid, not infringed and unenforceable. The parties are currently conducting discovery in this action, and trial is scheduled to commence in January 2004.

      In January 2003 we filed a complaint in the United States District Court for the Northern District of California against Microtune, Inc. asserting that Microtune’s tuners, power amplifiers and Bluetooth products (i) infringe three of our patents relating to electrostatic discharge protection and wireless technologies, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In February 2003 Microtune filed an answer to the complaint denying our allegations and seeking a declaratory judgment that our patents in the suit are invalid and not infringed. Discovery has not yet commenced, and the court has not yet set a trial date for the case.

      In February 2003 Microtune, Inc. filed a complaint in the District Court of Williamson County, Texas, asserting that we have engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct. We have not yet answered the complaint.

      In March 2003 we filed a complaint in the U.S. International Trade Commission (the “ITC”) asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of our patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. We expect that the ITC investigation will commence in early April 2003 and that the ITC administrative hearing will occur before the end of this year.

      In May 2002 National Semiconductor Corporation filed a complaint against us in the United States District Court for the Eastern District of California asserting that we (i) infringe 11 National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages, including treble damages for willful infringement. In July 2002 (and as amended in February 2003) we answered the complaint by denying National’s infringement allegations, and filed counterclaims asserting that National (i) infringes five of our patents relating to high-speed networking, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement. We also filed counterclaims seeking a declaratory judgment that National’s patents are invalid and not infringed. The parties are currently conducting discovery in this action. The court has set a trial date for April 2005.

      In November 2002 STMicroelectronics, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas asserting that we (i) infringe six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages, including treble damages, attorney fees, costs and expenses. In December 2002 we answered the complaint by denying STMicroelectronics’s infringement allegations, and filed counterclaims seeking a declaratory judgment that STMicroelectronics’s patents are invalid and not infringed. The parties are currently conducting discovery in this action. The court has not yet set a trial date.

      Although we believe that we have strong defenses to Intel’s claims in the Delaware and Texas actions, and to the claims of Microtune, National Semiconductor and STMicroelectronics in the foregoing actions, and are defending the claims vigorously, a finding of infringement by us as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that we withdraw various products from the market, and indemnification claims by our customers and/or strategic partners, each of which events could have a material and adverse effect on our business, results of operations and financial condition.

      Securities Litigation. From March through May 2001 the Company and our Chief Executive Officer, Chief Technical Officer and Chief Financial Officer were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. We filed a motion to dismiss the plaintiffs’ consolidated complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure, and that motion was granted by the District Court in March 2002. The court granted plaintiffs leave to file a second amended complaint and plaintiffs filed a second amended complaint in April 2002. In May 2002 we filed a motion to dismiss the second amended complaint, which motion was denied in July 2002. We answered the second amended complaint in September 2002, and the case is now in discovery. The Court has established a discovery cut-off of September 5, 2003 and has set the case for a pre-trial conference on December 5, 2003. We believe the allegations in the purported consolidated shareholder class action are without merit and are defending the action vigorously.

      From March through June 2001 the Company, our directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. Following motion practice concerning the sufficiency of the consolidated amended complaint in the state action, the Company and individual defendants answered the complaint in August 2002, denying the plaintiffs’ material allegations. The case is now in discovery. We believe the allegations in these purported derivative actions are also without merit and are defending the actions vigorously.

      In February 2002 an additional complaint was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company, and our Chief Executive Officer, Chief Technical Officer and Chief Financial Officer, entitled Arenson, et al. v. Broadcom Corp., et al. We removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint that tracks the allegations of the class action complaint. We believe the allegations in this lawsuit are also without merit and are defending the action vigorously. The Court has not yet entered a scheduling order in this case, but we anticipate that it will be consolidated with the federal class action case for pretrial purposes.

      Contract Litigation. In August 2001 3Com Corporation filed a complaint against us in California Superior Court asserting that we breached the terms of a promissory note in the original principal amount of $21.1 million issued by us in connection with our acquisition of warrants to purchase common stock of 3Com (see Note 6 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report). The complaint sought the recovery of alleged monetary damages, including principal and interest, together with attorneys’ fees and other costs. In November 2002 we entered into a settlement agreement with 3Com pursuant to which, among other things, the promissory note and accrued interest thereon were cancelled and a stipulated judgment was entered into. Pursuant to the settlement, we agreed to pay 3Com $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at a rate of approximately 2.78% per annum. In connection with the settlement, the term of the warrants to purchase common stock of 3Com was extended by one year, to December 2003.

      Altima Communications Litigation. In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., a subsidiary we acquired in September 2000. The complaint asserts that Altima’s AC108R repeater products infringe a U.S. patent owned by Level One. The complaint seeks an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement.

      In March 2000 Level One filed a related complaint with the ITC seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. (Monetary damages are not available in the ITC.) In July 2000 Intel and Level One filed a second complaint with the ITC asserting that certain of Altima’s repeater, switch and transceiver products infringe three additional U.S. patents owned by Level One or Intel. In September 2000 Altima filed declaratory judgment actions against Intel and Level One in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

      In October 2001 the ITC issued a Limited Exclusion Order that excludes from importation into the United States integrated repeaters, such as Altima’s AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Intel’s U.S. Patent No. 5,894,410 (the “410 patent”). The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. We believe that exclusion of the AC105R and AC108 devices from importation has not had and will not have a material impact on our business or on the business of Altima. In May 2002 Altima and Broadcom, respectively, filed appeal briefs asking the United States Court of Appeals for the Federal Circuit to vacate the finding of violation with respect to the 410 patent and to vacate and revise the Order to exclude Broadcom products from its coverage. In June 2002 the ITC filed its appeal brief, which indicated that the Order does not prohibit Broadcom from importing our own discrete products. In February 2003 Altima, Broadcom, Intel/ Level One and the ITC presented oral arguments to the United States Court of Appeals for the Federal Circuit. An adverse ruling by the court on these appeals might result in exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

      In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed and Level One’s action against Altima in the Eastern District Court of California was resumed. In addition, in February 2002 Intel and Level One moved to dismiss claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. Intel has indicated that Intel and Level One will not sue Altima for infringement of any claims of these two patents with respect to products previously or currently manufactured or sold by Altima. In May 2002 Altima agreed to dismissal of the claims in the declaratory judgment actions with respect to these two patents. In June 2002 all claims relating to the two patents were formally dismissed from the case in accordance with an agreement between the parties. A patent claims construction hearing in the Eastern District Court of California case was held in March 2003. The court has not yet issued a claims construction order. Trial is currently scheduled to begin in February 2004. A patent claims construction hearing in the Northern District Court of California is scheduled for September 2003. The court has not yet set a trial date in the Northern District Court of California case.

      Although these district court proceedings are in their initial phases, Altima intends to vigorously contest any allegation of patent infringement with respect to the remaining two patents. However, an adverse determination that Altima products infringe any of the patents at issue could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful) and the issuance of an injunction requiring that Altima withdraw various products from the market. An adverse determination could also result in indemnification claims by Altima’s customers and/or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima’s, and possibly Broadcom’s, business, results of operations and financial condition.

      Other Proceedings. We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      Consequences of Litigation. The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving us, our subsidiaries, directors and officers will not have a material adverse effect on our business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and adverse outcomes are possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock is traded on the Nasdaq National Market® under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock on the Nasdaq National Market:

	High	Low

Year Ended December 31, 2001
First Quarter	$139.50	$27.09
Second Quarter	49.65	20.88
Third Quarter	48.94	18.70
Fourth Quarter	52.33	18.40
Year Ended December 31, 2002
First Quarter	$53.35	$30.10
Second Quarter	39.35	17.06
Third Quarter	22.96	10.40
Fourth Quarter	21.25	9.52
Year Ending December 31, 2003
First Quarter (through March 24, 2003)	$20.34	$12.51

      As of March 24, 2003 there were approximately 2,816 record holders of our Class A common stock and approximately 527 record holders of our Class B common stock. On March 24, 2003 the last reported sale price of the Class A common stock on the Nasdaq National Market was $15.61 per share.

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

Recent Sales of Unregistered Securities

      In April 2001 and October 2001, in connection with our prior acquisition of Allayer Communications in December 2000, we issued 51,317 and 83,477 shares of our Class A common stock, respectively, to the former shareholders of Allayer. These shares were issued upon the attainment of certain future internal performance goals that were specified at the date of acquisition.

      In March 2002, in connection with our prior acquisition of ServerWorks Corporation in January 2001, we issued 2,861,685 shares of our Class A common stock to the former stockholders of ServerWorks. These shares were issued upon the attainment of certain future internal performance goals that were specified at the date of acquisition.

      The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The foregoing issuances were approved, after a hearing upon the fairness of the terms and conditions of each transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

      On January 10, 2002 the holder of a warrant that we assumed in a purchase transaction exercised such warrant to purchase 526,569 shares of our Class A common stock. In connection with such exercise, we issued 361,955 shares of our Class A common stock to the holder, who utilized shares of our Class A common stock to pay the exercise price in accordance with the net exercise provisions of the warrant. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with this issuance.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenue	$1,082,948	$961,821	$1,096,160	$521,225	$216,729
Cost of revenue	604,397	557,733	484,219	211,991	91,403

Gross profit	478,551	404,088	611,941	309,234	125,326
Operating expense:
Research and development	461,804	446,648	250,676	119,300	54,285
Selling, general and administrative	165,267	155,448	103,305	61,475	33,595
Stock-based compensation	359,790	484,039	115,307	3,560	1,786
Amortization of purchased intangible assets	22,387	27,192	1,255	—	—
Impairment of goodwill and other intangible assets	1,265,038	1,181,649	—	—	—
Restructuring costs	119,680	34,281	—	—	—
Litigation settlement costs	3,000	3,000	—	17,036	—
Amortization of goodwill	—	753,042	136,984	—	—
In-process research and development	—	109,710	713,050	—	—
Merger-related costs	—	—	4,745	15,210	—

Income (loss) from operations	(1,918,415)	(2,790,921)	(713,381)	92,653	35,660
Interest income, net	12,183	23,019	24,299	8,388	4,101
Other income (expense), net	(32,750)	(30,875)	(2,693)	260	79

Income (loss) before income taxes	(1,938,982)	(2,798,777)	(691,775)	101,301	39,840
Provision (benefit) for income taxes	297,594	(56,729)	(3,953)	28,830	18,451

Net income (loss)	$(2,236,576)	$(2,742,048)	$(687,822)	$72,471	$21,389

Net income (loss) per share (basic)(1)	$(8.35)	$(10.79)	$(3.13)	$.36	$.13

Net income (loss) per share (diluted)(1)	$(8.35)	$(10.79)	$(3.13)	$.31	$.10

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$389,555	$403,758	$523,904	$180,816	$77,555
Working capital	187,767	265,107	673,092	310,625	136,341
Goodwill and purchased intangible assets, net	1,252,639	2,338,740	3,260,464	—	—
Total assets	2,216,153	3,631,409	4,677,822	609,753	271,147
Long-term debt, including current portion	113,470	118,046	23,649	4,862	12,784
Total shareholders’ equity	1,644,521	3,207,410	4,475,260	516,872	224,424

(1)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2002, which have been restated to include the operations of acquisitions accounted for using the pooling-of-interests method of accounting as if they had been combined with Broadcom prior to the beginning of each period presented. In addition, the consolidated financial statements include the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

      You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our subsequent reports filed with the Securities and Exchange Commission, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included in Part IV, Item 15 of this Report, and the “Risk Factors” section at the end of this Item 7 as well as other cautionary statements and risks described elsewhere in this Report, before deciding to invest in our company or to maintain or increase your investment. In this Report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend, effective February 17, 1999 and February 11, 2000.

Overview

      Broadcom Corporation is the leading provider of highly integrated silicon solutions that enable broadband communications and networking of voice, video and data services. Using proprietary technologies and advanced design methodologies, Broadcom designs, develops and supplies complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP, gateway and telephony systems; broadband network processors; and SystemI/O server solutions.

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

      Net Revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 25.1% for 2002, 23.3% for 2001 and 20.3% for 2000. All of our revenue to date has been denominated in U.S. dollars. See Note 12 of Notes to Consolidated Financial Statements.

      From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue are as follows:

	Years Ended
	December 31,

	2002	2001	2000

Hewlett-Packard(1)	14.8%	14.1%	*	%
Motorola	12.1	18.2	23.2
Dell	11.3	*	*
3Com	*	*	15.1
Cisco	*	*	14.1
Five largest customers as a group	52.3%	54.9%	61.8%

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

     We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2003 and for the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes;

•	the position of our products in their respective life cycles;

•	the effects of competition and competitive pricing strategies;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	licensing and royalty arrangements; and

•	the mix of product revenue and development revenue.

      Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the continuing significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, and the generation of corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

      Acquisition Strategy. A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic partnerships, capital infusions and the purchase or sale of assets.

      During 2002, 2001 and 2000 we completed 13 acquisitions that were accounted for using the purchase method of accounting, for original aggregate equity consideration of $6.349 billion. In 2002 we acquired Mobilink Telecom, Inc., a supplier of chipsets and reference designs for use in cellular phones, cellular modem cards and wireless PDAs. In 2001 we acquired Visiontech Ltd., a supplier of digital video/ audio MPEG-2 compression and decompression chips; ServerWorks Corporation, a supplier of high-performance system input/ output integrated circuits for servers, workstations and storage platforms; KimaLink, a developer of integrated circuits for wireless data communications; and PortaTec Corporation, a developer of integrated solutions for smart mobile devices. In 2000 we acquired Innovent Systems, Inc., a developer of radio frequency integrated circuits for wireless data communications; Puyallup Integrated Circuit Company, Inc., a provider of integrated circuit design services; Altima Communications, Inc., a supplier of networking integrated circuits for the small-to-medium sized business networking market; NewPort Communications, Inc., a supplier of mixed-signal integrated circuits for the high-speed communications infrastructure market; Silicon Spice Inc., a developer of communications processors and other technology for high-density voice, fax and data packet transmission over wide area networks; Element 14, Inc., a developer of high-port density, low-power digital subscriber line chipsets, software and communications processor technology; Allayer Communications, a developer of high-performance enterprise and optical networking communications chips; and SiByte, Inc., a developer of high-performance microprocessor solutions for broadband networking. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

      In addition, during 2000 we completed four acquisitions that were accounted for using the pooling-of-interests method of accounting. These acquisitions included Digital Furnace Corporation, a developer of communications algorithms and software that increase the capacity of existing broadband networks for interactive services; BlueSteel Networks, Inc., a developer of high-performance Internet security processors for e-commerce and VPN applications; Stellar Semiconductor, Inc., a developer of 3D graphics technology; and Pivotal Technologies Corporation, a developer of high-performance communications links for both wired and wireless environments. Because each of these acquisitions was accounted for as a pooling-of-interests transaction, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for prior periods have been restated to include the operations of these four companies as if they had been combined with our company at the beginning of the first period presented. Included in restated net revenue and net loss for 2000 were revenue and net losses, aggregating $300,000 and $8.8 million, respectively, from the four pooling-of-interests transactions completed in that year and incurred prior to the respective closings of those transactions.

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

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

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

net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the technology sector and the semiconductor industry or a continuation or an increase in severity of the existing significant economic slowdown or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to and financial guarantees for the investee that create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other expense in the statement of operations, when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, and/or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values and which could require a future impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we recently concluded that a full valuation allowance against our net deferred tax assets was appropriate. If, in the future, we believe that we will realize a deferred tax asset which currently has a valuation allowance, we would record a reduction to income tax expense in the period of such determination.

•	Restructuring Charges. Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	55.8	58.0	44.2

Gross profit	44.2	42.0	55.8
Operating expense:
Research and development	42.6	46.4	22.9
Selling, general and administrative	15.3	16.2	9.4
Stock-based compensation	33.1	50.3	10.5
Amortization of purchased intangible assets	2.1	2.8	0.1
Impairment of goodwill and other intangible assets	116.8	122.9	—
Restructuring costs	11.1	3.6	—
Litigation settlement costs	0.3	0.3	—
Amortization of goodwill	—	78.3	12.5
In-process research and development	—	11.4	65.1
Merger-related costs	—	—	0.4

Loss from operations	(177.1)	(290.2)	(65.1)
Interest income, net	1.1	2.4	2.2
Other expense, net	(3.0)	(3.2)	(0.2)

Loss before income taxes	(179.0)	(291.0)	(63.1)
Provision (benefit) for income taxes	27.5	(5.9)	(0.4)

Net loss	(206.5)%	(285.1)%	(62.7)%

     Years Ended December 31, 2002 and 2001

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from development revenue generated under development contracts with our customers and licenses of software and the provision of software support services. Net revenue is revenue less provisions for returns and allowances. Net revenue for 2002 was $1.083 billion, an increase of $121.1 million or 12.6% as compared with net revenue of $961.8 million for 2001. Net revenue was reduced by $25.5 million for 2001 to account for the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. No comparable performance-based warrants were earned in 2002, and there were no remaining outstanding performance-based warrants at December 31, 2002.

      The increase in net revenue for 2002 as compared to 2001 resulted primarily from an increase in volume shipments of our enterprise networking and SystemI/O server products, as well as increased contributions from our emerging businesses, including those in the areas of wireless local area networking, Bluetooth, personal video recording and mobile communications applications. This increase was offset in part by a decrease in shipments of our semiconductor products for digital cable set-top boxes and lower average selling prices on cable modem products. We experienced modest sequential quarterly revenue growth in 2002 and expect revenue to continue to grow in the first quarter of 2003.

      Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, and contracted development work. Gross profit for 2002 was $478.6 million or 44.2% of net revenue, an increase of $74.5 million or 18.4% from gross profit of $404.1 million or 42.0% of net revenue for 2001.

      The increase in gross profit as a percentage of net revenue resulted primarily from increased volumes and improved yields which reduced subcontractor costs, increased absorption of fixed overhead costs as a result of the increased volumes, and lower stock-based compensation expense, offset in part by competitive pricing strategies and amortization of purchased intangible assets.

      Approximately $12.9 million and $15.9 million of stock-based compensation expense were included in cost of revenue for 2002 and 2001, respectively. Approximately $56.0 million and $51.7 million of amortization of purchased intangible assets were included in cost of revenue for 2002 and 2001, respectively. At December 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $21.4 million, of which $16.1 million and $5.3 million are expected to be amortized in 2003 and 2004, respectively.

      We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and possible future changes in product mix and the introduction of certain lower margin products, among other factors.

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs, and facilities expenses. Research and development expense does not include expense amounts associated with stock-based compensation of employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for 2002 was $461.8 million or 42.6% of net revenue, an increase of $15.2 million or 3.4% as compared with research and development expense of $446.6 million or 46.4% of net revenue for 2001. The increase in absolute dollars resulted primarily from the addition of personnel through our acquisition of Mobilink, certain strategic new hires, and investment in design tools for the development of new products and the enhancement of existing products, offset in part by cost reductions from the restructuring plan that we began implementing in the second quarter of 2001. As a result of the prolonged significant downturn in the semiconductor industry, in October 2002 we announced a new restructuring plan that we began implementing in the fourth quarter of 2002. This plan focuses on cost reductions and operating efficiencies, including workforce reductions. As a result of our October 2002 restructuring plan, we anticipate a slight decrease in research and development expense in the near term. Notwithstanding the anticipated immediate impact of our restructuring plan, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and any expansion into new markets and technologies.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, professional and legal fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include expense amounts associated with stock-based compensation of administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for 2002 was $165.3 million or 15.3% of net revenue, an increase of $9.8 million or 6.3% as compared with selling, general and administrative expense of $155.4 million or 16.2% of net revenue for 2001. This increase reflected higher personnel-related costs resulting from the addition of certain strategic new hires as well as increased facilities expenses and legal fees, offset in part by cost reductions from our restructuring plan. As a result of our October 2002 restructuring plan, we anticipate a slight decrease in personnel-related selling, general and administrative expense in the near term. Notwithstanding the anticipated immediate impact of our restructuring plan, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, acquisition and integration activities, and international operations, and in view of the volume of current litigation.

      Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is met. We recorded approximately $2.2 million of net deferred compensation for 2002 and $377.9 million of deferred compensation for 2001, primarily in connection with stock options assumed in our acquisitions. Approximately $103.0 million and $84.6 million of deferred compensation was eliminated due to employee terminations during 2002 and 2001, respectively.

      Stock-based compensation expense for 2002 was $359.8 million or 33.1% of net revenue, a decrease of $124.2 million or 25.7% as compared with stock-based compensation expense of $484.0 million or 50.3% of net revenue for 2001. The decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and the decrease in our year end stock price, which is used to remeasure stock-based compensation for options subject to variable accounting. Approximately $12.9 million and $15.9 million of additional stock-based compensation expense were classified as cost of revenue for 2002 and 2001, respectively. Approximately $47.0 million and $11.1 million for 2002 and 2001, respectively, of additional stock-based compensation expense were classified as restructuring costs resulting from an extension of the exercise period for vested stock options of the employees terminated in connection with our restructuring plans and the acceleration of the vesting period of certain stock options of certain terminated employees as required by their assumed option agreements.

      Outstanding stock options assumed in certain acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until the earlier of (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in our stock price at the end of each quarterly reporting period prior to the stock-based compensation charge becoming fixed, previously recorded stock-based compensation expense will be reversed. Due to the decrease in our stock price during the year ended December 31, 2002, we recorded approximately $7.0 million in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, or FIN 44, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. During 2001 we recorded approximately $35.0 million in stock-based compensation expense, related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals have been and in the future are expected to continue to be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At December 31, 2002 options to purchase 4,932,916 shares of Class A common stock were subject to variable accounting, of which 1,726,354 options were vested and 3,206,562 options were unvested. These options have a weighted average per share exercise price of $7.99 and a remaining vesting period of approximately two to three years.

      In connection with certain of our acquisitions, if specified future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. At December 31, 2002 a total of 3,534,177 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of ServerWorks Corporation and Mobilink are met. If the remaining internal performance goals had been met at December 31, 2002, additional equity consideration of approximately $53.2 million, based on the closing price of our Class A common stock on December 31, 2002, would have been recorded and allocated between goodwill, stock-based compensation and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are achieved.

      Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets, excluding completed technology, for 2002 was $22.4 million or 2.1% of net revenue, a decrease of $4.8 million or 17.7%, as compared with $27.2 million or 2.8% of net revenue for 2001. The decrease resulted primarily from the reclassification, as required by Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142, of assembled workforce as goodwill, which is no longer being amortized, offset partially by the amortization of other purchased intangibles. At December 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $2.6 million, all of which is expected to be amortized in 2003. In addition, approximately $56.0 million and $51.7 million of amortization of completed technology were classified as cost of revenue for 2002 and 2001, respectively.

      Impairment of Goodwill and Other Intangible Assets. During the three months ended December 31, 2002, we performed an assessment in accordance with SFAS 142 of the carrying value of the goodwill recorded in connection with our various acquisitions. In accordance with SFAS 142, we compared the carrying value of each reporting unit to its estimated fair value. We estimated the fair value of our reporting units primarily using the income approach methodology of valuation that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. In addition, publicly available information regarding the market capitalization of our company was also considered. An impairment loss was recognized for reporting units where the carrying value of their goodwill exceeded the implied fair value of goodwill. Based on this assessment and an independent valuation, we recorded a charge of $1.241 billion during 2002 to write down the value of goodwill associated with certain of our reporting units. The primary factors resulting in the impairment charge were the continued significant economic slowdown in the technology sector and the semiconductor industry, affecting both our current operations and expected future revenue, as well as the decline in valuation of technology company stocks, including the valuation of our stock. In addition, in response to current market conditions, we initiated a restructuring program in the fourth quarter of 2002 that included significant headcount reductions, and we decreased our investment in certain target markets that were either performing below our expectations or had low near term growth potential. As a result, we revised our forecasts of future operating results, which were in turn used in calculating the estimated fair values of the reporting units.

      In December 2002 we purchased a patent portfolio related to integrated circuit technology for approximately $24.0 million. Although the patents purchased broaden our technology portfolio, the purchase price was expensed immediately upon acquisition as we did not have plans to currently utilize the patents 1) in our ongoing operations; 2) to generate future cash flow; or 3) for resale to a third party. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since it is not possible to reasonably forecast cash flows expected to be generated or saved as a result of the acquired patent portfolio, the patent portfolio was determined to be fully impaired at the date of acquisition.

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

      For further discussion of impairment of goodwill and other intangible assets, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

      Restructuring Costs. From the second quarter of 2001 through the third quarter of 2002, we implemented a plan (the “2001 Restructuring Plan”) to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring program that we began implementing in the fourth quarter of 2002 (the “2002 Restructuring Plan”). Restructuring costs consist of the costs associated with the implementation of these restructuring plans. These restructuring plans focused on cost reductions and operating efficiencies, including workforce reductions and consolidation of excess facilities, and have resulted in certain business unit realignments. We recorded restructuring costs totaling $119.7 million and $34.3 million for 2002 and 2001, respectively, which were classified as operating expense in the consolidated statements of operations. We may record additional restructuring costs in 2003 as we continue to implement the 2002 plan.

      Approximately 477 and 160 employees were terminated across all of our business functions and geographic regions during 2002 and 2001, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by us. We recorded workforce reduction charges for 2002 and 2001 of approximately $66.5 million and $16.1 million, respectively, related to severance and fringe benefits. Included in these amounts are approximately $47.0 million and $11.1 million for 2002 and 2001, respectively, of stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements.

      During 2002 and 2001 we recorded charges of approximately $53.2 million and $18.2 million, respectively, for the consolidation of excess facilities. These charges related primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

Charged to expense	$16,100	$18,181	$—	$—	$34,281
Non-cash costs	(11,070)	(1,638)	—	—	(12,708)
Cash payments	(4,906)	(6,073)	—	—	(10,979)

Restructuring liabilities at December 31, 2001	124	10,470	—	—	10,594
Charged to expense	1,411	30,454	65,048	22,767	119,680
Liabilities assumed in acquisition(1)	—	—	—	6,815	6,815
Non-cash costs	(135)	(4,868)	(46,821)	(1,495)	(53,319)
Cash payments	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	$—	$29,554	$1,544	$24,593	$55,691

(1)	Although not related to the 2002 or 2001 Restructuring Plans, we assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. The liabilities related to the Mobilink acquisition have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

     The excess facilities consolidation costs will be paid over the respective lease terms through 2010.

      The goal of our 2002 restructuring program is to reduce operating expense by approximately $16 million per quarter from the third quarter 2002 level, commencing in the first quarter of 2003. We cannot assure that our restructuring programs will achieve all of the expense reductions and other benefits we anticipate. In addition, anticipated savings from reduced headcount or facility consolidations have been and may in the future be mitigated by subsequent increases to headcount and subsequent facilities additions related to our operating requirements.

      Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred in both 2002 and 2001.

      Amortization of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquired company and the fair value of the net tangible and intangible assets acquired. There was no amortization of goodwill recorded in 2002. Amortization of goodwill for 2001 was $753.0 million or 78.3% of net revenue.

      The significant change in the amortization of goodwill resulted from the impact of adopting new accounting standards. In June 2001 the FASB issued SFAS No. 141, Business Combinations, or SFAS 141, and SFAS 142, both effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was immediately applicable to any acquisitions made after June 30, 2001. As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142.

      In-Process Research and Development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. There was no IPR&D recorded in connection with the 2002 acquisition. IPR&D totaled $109.7 million for the four purchase transactions completed in 2001.

      The fair value of IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenue and costs, taking into account product life cycles and market penetration and growth rates.

      The IPR&D charge includes only the fair value of IPR&D performed as of the acquisition date. The fair value of developed technology is included in identifiable purchased intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisitions.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for our significant purchase transactions completed in 2001:

		Weighted
		Average	Average	Estimated	Risk
		Estimated	Estimated	Cost to	Adjusted
		Percent	Time to	Complete	Discount	IPR&D
Purchase Transaction	Development Projects	Complete	Complete	(In millions)	Rate	(In millions)

Visiontech	Video compression integrated circuits	60%	1 year	$5.2	30- 35%	$30.4
ServerWorks	High-performance SystemI/O integrated circuits for servers	45%	1.5 years	21.2	29- 34%	79.3

      We completed all of the Visiontech development projects as expected in 2001.

      ServerWorks completed two development projects during 2002. Approximately $8 million over the previous estimate was required to complete these projects. ServerWorks reallocated the resources on the remaining project to focus on next-generation semiconductor products that it believes are better aligned with future demand.

      Except as noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the in-process projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may potentially result in impairment of goodwill and other long-lived assets.

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for 2002 was $12.2 million as compared with $23.0 million for 2001. The decrease in 2002 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon.

      Other Expense, Net. Other expense, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other expense, net, for 2002 was $32.8 million or 3.0% of net revenue, an increase of $1.9 million as compared with $30.9 million or 3.2% of net revenue for 2001. In 2002 and 2001 we recorded losses of approximately $37.8 million and $32.7 million, respectively, representing other-than-temporary declines in the values of certain of our strategic investments. The losses for 2002 were offset in part by approximately $4.6 million in gains realized on sales of an investment in a publicly held company.

      Provision for Income Taxes. We recorded an income tax provision of approximately $297.6 million for 2002 and a tax benefit of $56.7 million for 2001, which resulted in effective tax rates of approximately (15.3)% for 2002 and 2.0% for 2001. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2002 and 2001 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, amortization and impairment of goodwill and other acquisition-related expenses from the 13 purchase transactions completed during 2002, 2001 and 2000, as well as increases in the valuation allowance for deferred tax assets. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. See Note 5 of Notes to Consolidated Financial Statements.

      At December 31, 2002 and 2001 we had recorded valuation allowances against deferred tax assets in the amounts of approximately $990.2 million and $375.1 million, respectively, reflecting an increase in the valuation allowance during 2002 of approximately $615.1 million. During 2002 we concluded that a full valuation allowance against our net deferred tax assets was appropriate as a result of our recent cumulative losses and the full utilization of our loss carryback potential.

     Years Ended December 31, 2001 and 2000

      Net Revenue. Net revenue for 2001 was $961.8 million, a decrease of $134.3 million or 12.3% as compared with net revenue of $1.096 billion for 2000. Net revenue was reduced by $25.5 million and $38.6 million for 2001 and 2000, respectively, to account for the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. The decline in net revenue resulted primarily from a decrease in volume shipments of our semiconductor products for the high-speed networking market, digital cable set-top boxes and cable modems, as our customers faced slower demand for their products and continued to work through their inventory issues, offset in part by shipments of SystemI/O server products. Due to the significant economic slowdown in the technology sector and semiconductor industry in 2001, we experienced a significant slowdown in customer orders, as well as an increase in the number of order cancellations and reschedulings of backlog.

      Gross Profit. Gross profit for 2001 was $404.1 million or 42.0% of net revenue, a decrease of $207.9 million or 34.0% from gross profit of $611.9 million or 55.8% of net revenue for 2000. The decrease in gross profit was mainly attributable to the decrease in the volume of semiconductor product shipments as well as non-cash acquisition-related charges, including amortization of purchased intangible assets and stock-based compensation expense. This decrease was offset in part by cost reductions in 2001. The decrease in gross profit as a percentage of net revenue for 2001 compared with 2000 was primarily a result of the non-cash acquisition-related charges and, to a lesser extent, decreased absorption of manufacturing overhead due to lower production volumes and shifts in our product mix. Approximately $15.9 million and $4.6 million of stock-based compensation expense were included in cost of revenue for 2001 and 2000, respectively. Approximately $51.7 million and $2.3 million of amortization of purchased intangible assets were included in cost of revenue for 2001 and 2000, respectively.

      Research and Development Expense. Research and development expense for 2001 was $446.6 million or 46.4% of net revenue, an increase of $196.0 million or 78.2% as compared with research and development expense of $250.7 million or 22.9% of net revenue for 2000. This increase was primarily due to the addition of personnel through acquisitions and internal hiring, investment in design tools for the development of new products and the enhancement of existing products, and the cost of additional facilities required to support the increase in headcount.

      Selling, General and Administrative Expense. Selling, general and administrative expense for 2001 was $155.4 million or 16.2% of net revenue, an increase of $52.1 million or 50.5% as compared with selling, general and administrative expense of $103.3 million or 9.4% of net revenue for 2000. This increase reflected higher personnel-related costs resulting from the addition of sales and marketing, senior management and administrative personnel through acquisitions and internal hiring as well as increased facilities expenses and legal fees.

      Stock-Based Compensation Expense. We recorded approximately $377.9 million of deferred compensation for 2001 and $1.242 billion of deferred compensation for 2000, primarily in connection with stock options assumed in our acquisitions. Included in the 2001 amount is $24.8 million of deferred compensation recorded during 2001 when certain Allayer, SiByte and ServerWorks performance goals were met. Approximately $5.0 million of this amount was expensed immediately. Approximately $84.6 million and $6.2 million of deferred compensation were eliminated due to employee terminations during 2001 and 2000, respectively. Stock-based compensation expense for 2001 was $484.0 million or 50.3% of net revenue, an increase of $368.7 million or 319.8% as compared with stock-based compensation expense of $115.3 million or 10.5% of net revenue for 2000. Approximately $15.9 million and $4.6 million of additional stock-based compensation expense were classified as cost of revenue for 2001 and 2000, respectively. Approximately $11.1 million of additional stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees was classified as restructuring costs for 2001. Approximately $0.3 million of additional stock-based compensation expense was classified as merger-related costs for 2000.

      The significant increase in stock-based compensation expense for 2001 related primarily to stock options assumed in the four purchase transactions completed during 2001 as well as the full year impact of the eight purchase transactions completed during 2000, all of which were accounted for in accordance with FIN 44.

      Approximately $35.0 million of the stock-based compensation expense recorded for 2001 related to stock options subject to variable accounting. This expense was calculated based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeded the exercise price of the stock options.

      Amortization of Goodwill and Purchased Intangible Assets. In connection with the four purchase transactions completed during 2001 and contingent consideration earned from previous acquisitions, we recorded approximately $962.6 million of additional goodwill and $129.3 million of purchased intangible assets for 2001. For the eight purchase transactions completed during 2000, we recorded approximately $3.351 billion of goodwill and $50.3 million of purchased intangible assets for 2000. The amortization of goodwill and purchased intangible assets for 2001 was $780.2 million or 81.1% of net revenue, an increase of $642.0 million or 464.4% as compared with $138.2 million or 12.6% of net revenue for 2000. In addition, approximately $51.7 million and $2.3 million of amortization of purchased intangible assets was classified as cost of revenue for 2001 and 2000, respectively.

      In connection with our acquisitions of Allayer, SiByte and ServerWorks, we recorded $180.3 million of additional goodwill during 2001 when certain internal performance goals were met.

      Impairment of Goodwill. During 2001 we performed an assessment of the carrying values of intangible assets recorded in connection with our various acquisitions. The assessment was performed in accordance with SFAS 121, due to the significant economic slowdown and the reduction in near-term demand in the technology sector and the semiconductor industry. As a result of the assessment, we concluded that the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, we recorded a charge of $1.182 billion to write down the value of goodwill associated with certain of our purchase transactions. See Notes 1 and 10 of Notes to Consolidated Financial Statements.

      In-Process Research and Development. IPR&D totaled $109.7 million for the four purchase transactions completed in 2001, as compared with $713.1 million for the eight purchase transactions completed in 2000. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for our significant purchase transactions completed in 2000:

		Weighted
		Average	Average	Estimated	Risk
		Estimated	Estimated	Cost to	Adjusted
		Percent	Time to	Complete	Discount	IPR&D
Purchase Transaction	Development Projects	Complete	Complete	(In millions)	Rate	(In millions)

Innovent	RF integrated circuits for wireless	43%	1.5 years	$6.9	30- 35%	$41.7
Altima	Ethernet physical layer transceivers	47%	1 year	2.9	30- 35%	4.0
NewPort	Integrated circuits for optical communications equipment	70%	1 year	3.7	30- 35%	198.5
Silicon Spice	Communications processors	84%	1 year	10.0	30%	219.3
Element 14	Integrated circuits used in DSL	49%	1 year	13.2	40-45%	64.6
Allayer	Integrated circuits for wide area and Ethernet switching applications	43%	1.5 years	5.0	31- 36%	11.6
SiByte	Network processors	42%	1.5 years	31.4	30-35%	173.4

      We completed all five of the Innovent development projects by the end of 2001. An additional $16.9 million over the previous estimate was required to complete these projects.

      We completed three development projects of Altima as expected during 2001. We reallocated the resources on the remaining project to focus on next-generation semiconductor products that we believed were better aligned with future demand.

      We completed all eight of the NewPort development projects as expected during 2001. An additional $4.7 million over the previous estimate was required to complete these projects.

      We completed the Silicon Spice development project as expected in 2001.

      We completed one of the Element 14 development projects during 2001. We reallocated the resources on the remaining project to focus on next-generation semiconductor products that we believed were better aligned with future demand.

      We completed one of the Allayer projects as expected during 2001. We reallocated the resources on the two remaining projects to focus on next-generation semiconductor products that we believed were better aligned with future demand.

      We completed one of the SiByte development projects during 2002. One additional project, which is currently approximately 65% complete, is expected to be completed during 2003, and we estimate the cost to complete this project will be approximately $14.0 million.

      Except as noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

      Restructuring Costs. In the second quarter of 2001 we announced and began implementing a plan to restructure our operations in response to the then current challenging economic climate. This restructuring plan resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. For 2001 we recorded restructuring costs totaling $34.3 million, which were classified as operating expense in the consolidated statements of operations.

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

      Litigation Settlement Costs. Litigation settlement costs of approximately $3.0 million were incurred for 2001. No comparable litigation settlement costs were incurred for 2000.

      Merger-Related Costs. In connection with the pooling-of-interests transactions in 2000, merger-related costs of approximately $4.7 million were incurred. No merger-related costs were incurred for 2001 as there were no business combinations accounted for as poolings of interests. Merger-related costs consist primarily of transaction costs, such as fees for investment bankers, attorneys, accountants and other related fees and expenses, incurred in acquisitions as well as certain restructuring costs related to the disposition of duplicative facilities and assets and the write down of unutilized assets.

      Interest Income, Net. Interest income, net, for 2001 was $23.0 million as compared with $24.3 million for 2000. The decrease for 2001 was the result of interest expense incurred on debt assumed from our ServerWorks acquisition and an overall decline in interest rates on our investments, partially offset by increased cash balances available to invest resulting from the cash generated by operations, cash balances assumed in acquisitions, and cash received from the exercise of employee stock options.

      Other Expense, Net. Other expense, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. For 2001, other expense, net, was $30.9 million as compared with $2.7 million for 2000. During 2001 we recorded a loss of approximately $32.7 million representing an other-than-temporary decline in the value of our strategic investments.

      Provision for Income Taxes. We recorded income tax benefits of approximately $56.7 million for 2001 and $4.0 million for 2000, which resulted in effective tax rates of approximately 2.0% for 2001 and 0.6% for 2000. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2001 and 2000 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, impairment of goodwill and other acquisition-related expenses from the twelve purchase transactions completed during 2001 and 2000, as well as the effects of certain 2001 losses recorded without tax benefit.

      At December 31, 2001 and 2000 we provided valuation allowances against deferred tax assets in the amounts of approximately $375.1 million and $6.9 million, respectively, resulting in an increase in the valuation allowance in 2001 of approximately $368.2 million. There was no valuation allowance provided against the remainder of our deferred tax assets, as we believed that it was more likely than not that these assets would be realized. The primary bases for this conclusion were the expectation of future income from our ordinary and recurring operations and tax planning strategies, which relied on our continuing ability to realize value from our intellectual property portfolio.

Impact of Adoption of Accounting Standard

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

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss — as reported	$(2,236,576)	$(2,742,048)	$(687,822)
Adjustments:
Amortization of goodwill	—	753,042	136,984
Amortization of assembled workforce previously classified as a purchased intangible asset	—	6,549	1,107
Income tax effect	—	(5,893)	(451)

Net adjustments	—	753,698	137,640

Net loss — as adjusted	$(2,236,576)	$(1,988,350)	$(550,182)

Net loss per share (basic and diluted) — as reported	$(8.35)	$(10.79)	$(3.13)

Net loss per share (basic and diluted) — as adjusted	$(8.35)	$(7.83)	$(2.50)

Recent Accounting Pronouncements

      In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, which nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, effective prospectively for guarantees issued or modified after December 31, 2002. Under this Interpretation, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee. We did not have any outstanding guarantees at December 31, 2002 required to be recorded as obligations upon adoption of FIN 45. Our product warranties, which are subject to the disclosure provisions of FIN 45, have been disclosed in the accompanying consolidated financial statements.

      In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or SFAS 148, which amends SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not elected to adopt the fair value measurement provisions of SFAS 123.

Liquidity and Capital Resources

      Working Capital and Cash and Marketable Securities on Hand. Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. Including restricted marketable securities, at December 31, 2002 we had $187.8 million in working capital, $502.7 million in cash, cash equivalents and short-term marketable securities and $40.2 million in long-term marketable securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. Certain marketable securities are pledged as collateral against our bank credit facility and consequently are classified as restricted securities. At December 31, 2001 we had $265.1 million in working capital, $539.8 million in cash, cash equivalents and short-term marketable securities and $109.8 million in long-term marketable securities.

      Our working capital decreased in 2002 primarily due to our operating loss, additions to property and equipment, liabilities recorded in connection with our restructuring activities, and the assumption of net liabilities in the Mobilink acquisition.

      Cash Provided and Used in 2002 and 2001. Cash and cash equivalents decreased from $403.8 million at December 31, 2001 to $389.6 million at December 31, 2002 as the cash provided by investing and financing activities was more than offset by cash used in operations.

      During 2002 our operating activities used $69.2 million in cash. This was a result of our net loss of $2.237 billion, which was offset in part by $2.128 billion in non-cash items and $15.0 million in cash provided by changes in net operating assets and liabilities. Non-cash items included in net loss include impairment of goodwill, depreciation, stock-based compensation expense, amortization of purchased intangible assets, certain restructuring charges, valuation allowance on deferred taxes, and net losses on strategic investments. During 2001 operating activities provided $49.1 million in cash. Although we had a net loss of $2.742 billion for 2001, such amount included non-cash items aggregating $2.660 billion resulting from depreciation, stock-based compensation expense, amortization of goodwill and purchased intangible assets, impairment of goodwill, IPR&D, certain restructuring charges, valuation allowance on deferred taxes, and losses on strategic investments. In addition to the impact of non-cash items, our 2001 operating activities also reflected decreases in accounts receivable and inventory, offset in part by decreases in other accrued liabilities.

      Accounts receivable increased $62.9 million to $128.2 million during 2002. The increase in accounts receivable resulted primarily from the increase in net revenue in the fourth quarter of 2002 as compared with the fourth quarter of 2001 and due to the fact that our sales were fairly consistent throughout the quarter, as opposed to the fourth quarter of 2001 in which a higher proportion of sales occurred in the first two months of that quarter.

      Inventories increased $23.8 million to $46.0 million during 2002. The increase in inventory was to support our increased revenue levels and entry into certain markets that require higher inventory levels.

      Investing activities provided cash in the amount of $22.4 million in 2002, primarily as a result of $100.0 million in net proceeds received from the sale of marketable securities and strategic investments, offset in part by the purchase of $75.2 million of capital equipment to support our operations and the purchase of $3.3 million of strategic investments. Our investing activities used cash in the amount of $216.8 million in 2001, primarily as a result of $166.1 million of net purchases of marketable securities, the purchase of $71.4 million of capital equipment to support our operations and the purchase of $20.3 million of strategic investments, offset in part by $41.0 million of net cash acquired in purchase transactions.

      Cash provided by financing activities was $32.5 million in 2002, which was primarily the result of $44.1 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $13.7 million in payments on debt and capital lease obligations. Cash provided by financing activities was $47.6 million in 2001, which was primarily the result of a $90.0 million bank credit facility secured to replace the ServerWorks credit facility that was repaid in 2001, $59.8 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, and $25.5 million in net proceeds from the exercise of performance-

based warrants earned by customers, partially offset by $128.6 million in payments on debt obligations primarily of acquired companies.

      Due to the continued decline in our stock price, we received fewer proceeds from the exercise of stock options in 2002 than we did in 2001, as only options with lower exercise prices were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2002:

	Payment Obligations by Year (In thousands)

						There-
	2003	2004	2005	2006	2007	after	Total

Bank credit facility	$90,000	$—	$—	$—	$—	$—	$90,000
Payable to customer	17,600	—	—	—	—	—	17,600
Capital leases and other obligations	4,658	1,212	—	—	—	—	5,870
Deferred payments on fixed asset purchases	14,314	—	—	—	—	—	14,314
Operating leases	70,922	77,479	56,341	25,900	24,506	67,678	322,826
Restructuring liabilities	19,288	12,162	7,120	5,095	4,301	7,725	55,691
Purchase commitments	1,555	—	—	—	—	—	1,555

Total	$218,337	$90,853	$63,461	$30,995	$28,807	$75,403	$507,856

      We entered into a $90.0 million financing arrangement for a bank credit facility in December 2002 to replace a $90 million credit facility that matured in December 2002. We may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.15%. A minimum of $90.0 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at December 31, 2002 was $92.3 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      At December 31, 2002 our debt also included a stipulated judgment payable to a customer with a remaining balance of $17.6 million to be paid in four installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of approximately 2.78% per annum. See Legal Proceedings, included in Part I, Item 3 of this Report and Note 6 of Notes to Consolidated Financial Statements.

      Capitalized leases and other obligations are payable in varying monthly installments at a weighted average rate of 5.31% per annum.

      We received extended payment terms in connection with the $14.3 million purchase of certain engineering design tools.

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

      Our restructuring liabilities consist primarily of estimated future lease and operating costs on restructured facilities, less offsetting sublease income if any. These costs will be paid over the respective lease terms through 2010.

      We had outstanding capital commitments totaling approximately $1.6 million as of December 31, 2002, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure. During 2002 we spent approximately $83.7 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements to support our operations. We may finance these purchases through the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt or equity offerings, or a combination of any of these means.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	litigation expenses and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control and reduction efforts; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of the current international conflict and the general economic slowdown and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

      Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

The continuing worldwide economic slowdown, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

      Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, the war in Iraq and recent international conflicts, terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, beginning in the first half of 2001 we experienced a significant slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, and higher overhead costs as a percentage of our reduced net revenue, from which we have not yet fully recovered. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and in particular, the broadband communications markets. In addition, the events of September 11, 2001 and the continuing international conflicts and terrorist acts and the possibility of an extended war in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclical nature of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

      We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and in particular, the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism, the possibility of an extended war in Iraq or elsewhere and the impact of adverse economic, market and political conditions worldwide;

•	the timing, rescheduling or cancellation of significant customer orders and the ability of our customers to manage their inventories;

•	the gain or loss of a key customer, design win or order;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; and

•	our ability to reduce costs and increase efficiencies through the ongoing restructuring plan that we implemented in the fourth quarter of 2002.

      Additionally, we are beginning to derive a larger portion of our product revenue from emerging markets such as wireless networking, cellular, DSL, PVR and DBS. These markets are immature and unpredictable and we cannot assure you that these markets will develop or that we will continue to derive significant revenue from these markets in the future. Due to the limited amount of historical data available to us, it is difficult to predict our future revenue streams and the sustainability of such emerging markets.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder and Chief Technical Officer Dr. Henry Samueli, our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross and certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. In January 2003 one of our co-founders, Dr. Henry T. Nicholas, III, resigned from his positions as President and Chief Executive Officer and stated that he will not stand for re-election to the Board at our 2003 Annual Meeting. Mr. Ross, who was serving as our Chief Operating Officer at the time of Dr. Nicholas’ resignation, has assumed the responsibilities of President and Chief Executive Officer. We are conducting a search for a successor Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Ross or if we lose the services of Mr. Ross prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor Chief Executive Officer and the adjustment to any changes implemented by such Chief Executive Officer, will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

      Furthermore, our future success depends on the ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers, software engineers and systems applications engineers. Competition for these employees is intense, and it may be more difficult to attract personnel prior to hiring a successor to Mr. Ross. Stock options generally comprise a significant portion of our compensation packages for all employees, and the substantial decline in the price of our Class A common stock over the past two years may make it more difficult for us to attract and retain key employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

      Additionally, six of the officers who serve as general managers of our business units have been in such positions for a year or less. These individuals are not long-time Broadcom employees, and we cannot assure you that we will be able to retain them or that they will successfully implement our business plans within these business units.

Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

      A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2002 we acquired 22 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, capital infusions, and the purchase or sale of assets. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

      Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the typical size of the companies we have historically acquired.

      Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 purchase transactions to date, we recorded goodwill in the aggregate amount of approximately $4.541 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS 121, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In accordance with SFAS 142 we recorded a goodwill impairment charge of $1.241 billion during the three months ended December 31, 2002 to write down the value of goodwill associated with certain of our purchase transactions. We may incur additional goodwill impairment charges in the future. In addition, in connection with these acquisitions we incurred deferred compensation charges generally related to the assumption of stock options and restricted shares in the aggregate amount of approximately $1.597 billion, which is being amortized over the period of time for which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions and may record additional goodwill and deferred compensation with respect to prior acquisitions that involve as yet unearned contingent consideration. Any of these events could cause the price of our Class A common stock to decline.

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

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard (including sales to Compaq, which was acquired by Hewlett-Packard in May 2002), Motorola and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 14.8%, 12.1%, and 11.3%, respectively, of our net revenue in 2002. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 52.3% of our net revenue in 2002 as compared with 54.9% of our net revenue in 2001. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We are subject to order and shipment uncertainties, and any significant order cancellations or deferrals could adversely affect our business.

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

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share in existing markets and affect our entry into new markets.

      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network processors; and SystemI/O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, we are dependent on competitors for information for the timely development of next-generation products. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We must keep pace with rapid technological changes and evolving industry standards in the semiconductor industry and broadband communications markets to remain competitive.

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets which are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

      Our future success is dependent upon our ability to develop new silicon solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

      In some of our businesses, our ability to develop and deliver next-generation products successfully depends in part on access to information from companies that are competitors. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or retain our existing customers as these customers may transition to other companies that can meet their product development needs and our business, financial condition and results of operations would be materially and adversely affected.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

      Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be competitors or may be involved in litigation with us. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be successful or that we will receive any revenue from such product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment that incorporates our products will ever be commercially successful.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

      After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to six months or longer to test, evaluate and adopt our product and an additional three to nine months or more to begin volume production of equipment that incorporates our product. Moreover, in light of the prolonged economic slowdown in the semiconductor industry, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Our future success depends in significant part on strategic relationships with certain customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

      In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

      We do not own or operate a fabrication facility. Five outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. In September 1999 two of the foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we would need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes requalified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

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

      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we primarily use five independent foundries, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

      Some of our acquired companies have established relationships with foundries other than our five main foundries, and we are currently using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using new foundries, we will be subject to all of the same risks described in the foregoing paragraphs with respect to our current foundries.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

      In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in ..35 micron, .22 micron, .18 micron and ..13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results.

      Companies in the semiconductor and broadband communities industries often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged, and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 25.1% of our net revenue for the fiscal year 2002 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center that includes an engineering design center in Singapore. We also undertake design and development activities in Canada, Belgium, the United Kingdom, the Netherlands, India, Israel, Taiwan and China. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The war in Iraq, recent terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including but not limited to:

•	acts of war, terrorism and international conflicts;

•	political, social and economic instability;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	nationalization of business and blocking of cash flows;

•	trade restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

      We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

      We currently operate under tax holidays in certain foreign jurisdictions. However, we cannot assure you that we will continue to enjoy such tax holidays or realize any net tax benefits from such tax holidays.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other parties may obtain, use or disclose our technologies and processes. We have received 301 U.S. patents and have filed over 1,600 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We are currently engaged in litigation, and we may have to engage in additional litigation in the future, to enforce or defend our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation has in the past been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert management’s attention from the operation of the business, which could negatively impact our operations.

The loss of any of the third-party subcontractors that assemble and test substantially all of our current products could disrupt our shipments, harm our customer relationships and adversely affect our net sales.

      We do not own or operate an assembly or test facility. Six third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

      We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. Even if we use these new subcontractors, we will continue to be subject to all of the same risks described in the foregoing paragraph.

Our recently implemented restructuring plan could result in management distractions, operational disruptions and other difficulties and could impair our ability to respond rapidly to growth opportunities.

      As a result of the continuing significant economic slowdown and the related uncertainties in the semiconductor industry, we implemented a new restructuring plan in the fourth quarter of 2002. The plan focuses on cost reductions and operating efficiencies, and included workforce reductions. Employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Furthermore, our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of the restructuring will not disrupt our operations. A large portion of our operating expenses, including rent, salaries and capital lease expenditures, are fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue and additional restructuring of our operations may be required in the future. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

We may seek to raise additional capital through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, or at all.

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

Our California facilities and the facilities of three of the five primary independent foundries upon which we rely to manufacture substantially all of our current products are located in regions that are subject to earthquakes and other natural disasters.

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

      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since August 1, 2001 our Class A common stock has traded at prices as low as $9.52 and as high as $53.35 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	general economic and political conditions and specific conditions in semiconductor industry and the broadband communications markets;

•	international conflicts, including the possibility of an extended war in Iraq and elsewhere, and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in accounting rules; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

      In addition, the market prices of securities of Internet-related, semiconductor and other high technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15, we have recently been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices.

      Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received a number of export licenses and have made a number of other required filings under these export regulations. However, in connection with the implementation of our comprehensive export compliance program, we discovered that we had inadvertently failed to file certain export applications and notices. We recently made the required filings and certain related disclosures to the appropriate government regulators. We have obtained permission to continue exporting the affected products; however, we may be subject to fines or other penalties because some of the filings were not made in a timely manner.

Some of our directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of December 31, 2002 our directors and executive officers beneficially owned approximately 24.3% of our outstanding common stock and 70.6% of the total voting power held by our shareholders. In particular, as of December 31, 2002 our two founders, Dr. Henry T. Nicholas, III and Dr. Henry Samueli, beneficially owned a total of approximately 22.9% of our outstanding common stock and 68.8% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. As of March 31, 2003 Dr. Nicholas and Dr. Samueli also hold two of the six seats on our Board of Directors and serve as Co-Chairmen of the Board, although Dr. Nicholas has stated he will not stand for re-election to the Board at our 2003 Annual Meeting. In addition to serving as a director, Dr. Samueli serves as our Chief Technical Officer. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these two shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2002 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, county and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of December 31, 2002 the carrying and fair values of these investments were $61.1 million and $61.4 million, respectively. These investments are sensitive to changes in interest rates. At December 31, 2002, marketable debt securities with a carrying value of $92.3 million were pledged as collateral for a bank credit facility.

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in three publicly traded companies. In 2002 we recorded a net gain of approximately $4.1 million primarily due to the sale of one of these investments. In 2001 we recorded losses of $22.0 million representing other-than-temporary declines in the values of our investments in publicly traded companies. As of December 31, 2002 the carrying and fair value of these publicly held investments was $0.6 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $37.3 million and $10.7 million for 2002 and 2001, respectively, related to these privately held investments. As of December 31, 2002 the carrying and fair value of these investments was $6.3 million.

      As of December 31, 2002 our short-term debt consisted of a financing arrangement for a bank credit facility of up to $90.0 million, a stipulated judgment payable to a customer in the amount of $17.6 million, and capital leases and other obligations in the amount of $5.9 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus .75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.15%. A minimum of $90.0 million in marketable securities is required to secure the credit facility and the carrying value of these restricted marketable securities at December 31, 2002 was $92.3 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      The remaining balance of the stipulated judgment will be paid in four installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of approximately 2.78% per annum. See Legal Proceedings in Part I, Item 3 of this Report and Note 6 of Notes to Consolidated Financial Statements.

      Our long-term debt consists of capital leases and other obligations. These obligations are payable in varying monthly installments at a weighted average rate of 5.31% per annum through 2004.

      The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the stipulated judgment, we do not believe these instruments are subject to significant interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of December 31, 2002 and 2001, respectively, were as follows:

	Carrying	Maturity				Fair
	Amount					Value
	12/31/02	2003	2004	2005	Thereafter	12/31/02

	(In thousands, except interest rates)
Investments
Cash equivalents	$5,531	$5,531	$—	$—	$—	$5,531
Weighted average interest rate	1.38%	1.38%	—	—	—
Marketable debt securities	$61,098	$56,031	$5,067	$—	$—	$61,419
Weighted average interest rate	4.54%	4.71%	2.71%	—	—
Restricted marketable debt securities	$92,254	$57,117	$29,384	$5,753	$—	$93,415
Weighted average interest rate	3.47%	3.99%	2.53%	3.05%	—
Long-term debt
Capital leases and other obligations	$5,870	$4,658	$1,212	$—	$—	$5,870
Weighted average interest rate	5.31%	4.66%	7.80%	—	—

	Carrying	Maturity				Fair
	Amount					Value
	12/31/01	2002	2003	2004	Thereafter	12/31/01

	(In thousands, except interest rates)
Investments
Cash equivalents	$37,230	$37,230	$—	$—	$—	$37,225
Weighted average interest rate	2.34%	2.34%	—	—	—
Marketable debt securities	$245,795	$136,028	$101,167	$8,600	$—	$249,033
Weighted average interest rate	4.30%	4.00%	4.36%	0.31%	—
Long-term debt
Capital leases and other obligations	$6,995	$2,989	$2,794	$1,212	$—	$6,995
Weighted average interest rate	7.86%	8.04%	7.68%	7.80%	—

Item 8.     Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III.

Item 10.     Directors and Executive Officers of the Registrant

      (a)     Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement, is incorporated herein by reference.

      (b)     Identification of Executive Officers and Key Employees. The information under the caption “Executive Officers and Key Employees,” appearing in the Proxy Statement, is incorporated herein by reference.

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

      The information under the captions “Ownership of Securities” and “Equity Compensation Plan Information,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the heading “Certain Transactions,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b) Reports on Form 8-K.

      We filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

      Form 8-K filed on October 21, 2002 reporting our third quarter earnings (Item 5).

      Form 8-K filed on November 14, 2002 containing certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer and Chief Financial Officer on our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Item 9).

      Form 8-K filed on December 26, 2002 reporting our purchase of a patent portfolio from UNOVA, Inc. (Item 9).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Broadcom Corporation

      We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Orange County, California
January 23, 2003,

except for Notes 11 and 14, as to which the date is
March 27, 2003

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$389,555	$403,758
Short-term marketable securities	56,031	136,028
Short-term restricted marketable securities	57,117	—
Accounts receivable (net of allowance for doubtful accounts of $4,553 in 2002 and $5,375 in 2001)	128,215	65,298
Inventory	46,036	22,267
Deferred taxes	—	13,651
Prepaid expenses and other current assets	44,830	40,840

Total current assets	721,784	681,842
Property and equipment, net	177,557	157,336
Long-term marketable securities	5,067	109,767
Long-term restricted marketable securities	35,137	—
Deferred taxes	—	275,916
Goodwill	1,228,603	2,241,632
Purchased intangible assets, net	24,036	97,108
Other assets	23,969	67,808

Total assets	$2,216,153	$3,631,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$168,236	$103,032
Wages and related benefits	34,278	35,839
Deferred revenue	15,129	29,495
Accrued liabilities	204,116	134,329
Short-term debt and current portion of long-term debt	112,258	114,040

Total current liabilities	534,017	416,735
Commitments and contingencies
Long-term restructuring liabilities	36,403	3,258
Long-term debt, less current portion	1,212	4,006
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — none in 2002 and 2001	—	—
Class A common stock, $.0001 par value:
Authorized shares — 800,000,000
Issued and outstanding shares — 206,327,821 in 2002 and 189,585,525 in 2001	21	19
Class B common stock, $.0001 par value:
Authorized shares — 400,000,000
Issued and outstanding shares — 71,476,127 in 2002 and 74,918,971 in 2001	7	7
Additional paid-in capital	7,698,399	7,529,685
Notes receivable from employees	(12,847)	(14,452)
Deferred compensation	(454,890)	(964,916)
Accumulated deficit	(5,586,415)	(3,349,839)
Accumulated other comprehensive income	246	6,906

Total shareholders’ equity	1,644,521	3,207,410

Total liabilities and shareholders’ equity	$2,216,153	$3,631,409

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net revenue	$1,082,948	$961,821	$1,096,160
Cost of revenue(a)	604,397	557,733	484,219

Gross profit	478,551	404,088	611,941
Operating expense:
Research and development(b)	461,804	446,648	250,676
Selling, general and administrative(b)	165,267	155,448	103,305
Stock-based compensation	359,790	484,039	115,307
Amortization of purchased intangible assets	22,387	27,192	1,255
Impairment of goodwill and other intangible assets	1,265,038	1,181,649	—
Restructuring costs	119,680	34,281	—
Litigation settlement costs	3,000	3,000	—
Amortization of goodwill	—	753,042	136,984
In-process research and development	—	109,710	713,050
Merger-related costs	—	—	4,745

Loss from operations	(1,918,415)	(2,790,921)	(713,381)
Interest income, net	12,183	23,019	24,299
Other expense, net	(32,750)	(30,875)	(2,693)

Loss before income taxes	(1,938,982)	(2,798,777)	(691,775)
Provision (benefit) for income taxes	297,594	(56,729)	(3,953)

Net loss	$(2,236,576)	$(2,742,048)	$(687,822)

Net loss per share (basic and diluted)	$(8.35)	$(10.79)	$(3.13)

Weighted average shares (basic and diluted)	267,990	254,021	220,101

(a) Cost of revenue includes the following:
Stock-based compensation expense	$12,917	$15,901	$4,578
Amortization of purchased intangible assets	56,032	51,741	2,266

	$68,949	$67,642	$6,844

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$252,365	$321,571	$85,302
Selling, general and administrative expense	107,425	162,468	30,005

	$359,790	$484,039	$115,307

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$19,566	$26,314	$1,152
Selling, general and administrative expense	2,821	878	103

	$22,387	$27,192	$1,255

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

				Notes		Retained	Accumulated
	Common Stock		Additional	Receivable		Earnings	Other	Total
			Paid-In	From	Deferred	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit)	Income (Loss)	Equity

Balance at December 31, 1999	212,999,490	$21	$451,284	$(1,821)	$(12,632)	$80,031	$(11)	$516,872
Purchase transactions	20,899,073	2	3,893,441	(13,668)	—	—	—	3,879,775
Pooling-of-interest transactions	176,049	—	1,061	—	—	—	—	1,061
Exercise of stock options, net	9,767,556	1	131,786	—	—	—	—	131,787
Employee stock purchase plan	479,715	—	11,774	—	—	—	—	11,774
Repayment of notes receivable	—	—	—	914	—	—	—	914
Tax benefit from stock plans	—	—	465,887	—	—	—	—	465,887
Deferred compensation, net	—	—	1,236,013	—	(1,236,013)	—	—	—
Stock-based compensation expense	—	—	7,119	—	113,090	—	—	120,209
Fair value of warrants earned by customers	—	—	38,603	—	—	—	—	38,603
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(3,799)	(3,799)
Translation adjustments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(687,822)	—	(687,822)

Comprehensive loss	—	—	—	—	—	—	—	(691,622)

Balance at December 31, 2000.	244,321,883	24	6,236,968	(14,575)	(1,135,555)	(607,791)	(3,811)	4,475,260
Purchase transactions	13,948,095	2	867,034	(756)	—	—	—	866,280
Exercise of stock options, net	5,650,034	—	40,893	—	—	—	—	40,893
Employee stock purchase plan	584,484	—	18,922	—	—	—	—	18,922
Repayment of notes receivable	—	—	—	879	—	—	—	879
Deferred compensation, net	—	—	293,310	—	(293,310)	—	—	—
Stock-based compensation expense	—	—	47,061	—	463,949	—	—	511,010
Fair value of warrants earned by customers	—	—	25,497	—	—	—	—	25,497
Components of comprehensive loss:
Change in net unrealized gain on investments	—	—	—	—	—	—	6,972	6,972
Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	3,799	3,799
Translation adjustments	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(2,742,048)	—	(2,742,048)

Comprehensive loss	—	—	—	—	—	—	—	(2,731,331)

Balance at December 31, 2001.	264,504,496	26	7,529,685	(14,452)	(964,916)	(3,349,839)	6,906	3,207,410
Purchase transactions	6,769,500	1	214,728	(299)	—	—	—	214,430
Exercise of stock options, net	5,491,411	1	25,377	(295)	—	—	—	25,083
Employee stock purchase plan	1,038,541	—	18,972	—	—	—	—	18,972
Repayment of notes receivable	—	—	—	2,199	—	—	—	2,199
Deferred compensation, net	—	—	(100,812)	—	100,812	—	—	—
Stock-based compensation expense	—	—	10,449	—	409,214	—	—	419,663
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(7,152)	(7,152)
Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	106	106
Translation adjustments	—	—	—	—	—	—	386	386
Net loss	—	—	—	—	—	(2,236,576)	—	(2,236,576)

Comprehensive loss	—	—	—	—	—	—	—	(2,243,236)

Balance at December 31, 2002.	277,803,948	$28	$7,698,399	$(12,847)	$(454,890)	$(5,586,415)	$246	$1,644,521

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(2,236,576)	$(2,742,048)	$(687,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	68,709	57,012	24,493
Stock-based compensation expense	372,707	499,940	120,209
Amortization of purchased intangible assets	78,419	78,933	3,521
Impairment of goodwill and other intangible assets	1,265,038	1,181,649	—
Amortization of goodwill	—	753,042	136,984
In-process research and development	—	109,710	713,050
Non-cash restructuring charges	52,456	12,708	—
Tax benefit from stock plans	—	—	121,631
Deferred taxes	286,525	(65,938)	(154,060)
Non-cash development revenue	(4,700)	—	—
Loss on strategic investments, net	33,201	32,736	—
Change in operating assets and liabilities:
Accounts receivable	(62,333)	146,407	(78,350)
Inventory	(22,577)	30,975	(29,850)
Prepaid expenses and other assets	(26,371)	(16,090)	(37,929)
Accounts payable	62,568	906	(1,802)
Accrued liabilities	63,743	(30,888)	31,894

Net cash provided by (used in) operating activities	(69,191)	49,054	161,969
Investing activities
Purchases of property and equipment	(75,182)	(71,373)	(80,666)
Purchases of strategic investments	(3,250)	(20,317)	(25,900)
Proceeds from sale of strategic investments	7,597	—	—
Net cash received from purchase transactions	839	41,008	69,402
Proceeds from sales of marketable securities	186,743	141,602	53,857
Purchases of marketable securities	(94,300)	(307,731)	(13,668)

Net cash provided by (used in) investing activities	22,447	(216,811)	3,025
Financing activities
Proceeds from debt obligations	—	90,000	250
Payments on debt and other obligations	(13,713)	(128,580)	(6,296)
Net proceeds from issuance of common stock	44,055	59,815	144,623
Proceeds from warrants earned by customers	—	25,497	38,603
Proceeds from repayment of notes receivable	2,199	879	914

Net cash provided by financing activities	32,541	47,611	178,094

Increase (decrease) in cash and cash equivalents	(14,203)	(120,146)	343,088
Cash and cash equivalents at beginning of year	403,758	523,904	180,816

Cash and cash equivalents at end of year	$389,555	$403,758	$523,904

Supplemental disclosure of cash flow information
Interest paid	$3,004	$5,616	$153

Income taxes paid (refunded)	$(3,083)	$8,199	$4,028

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) uses proprietary technologies and advanced design methodologies to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (“VoIP”) gateway and telephony systems; broadband network processors; and SystemI/OTM server solutions.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      All historical financial information has been restated to include the operations of four acquisitions accounted for on a pooling-of-interests basis as if each acquired company had been combined with the Company prior to the beginning of each period presented.

      The Company has an international distribution center that includes engineering design and administrative facilities in Singapore. Additionally, the Company has engineering design and development activities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. At December 31, 2002 approximately $311.2 million of the Company’s net tangible assets were located outside of the United States, primarily in Singapore.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates the estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other contingencies. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

      The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, the Company records reductions to revenue for estimated product returns and allowances such as competitive pricing programs and rebates. Development revenue is generally recognized under the percentage-of-completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. The fair value of performance-based warrants earned by customers is recognized as a reduction of revenue.

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

Concentration of Credit Risk

      The Company sells the majority of its products throughout North America, Asia and Europe. Sales to the Company’s recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Marketable and Restricted Marketable Securities

      The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. Certain marketable securities are pledged as collateral against the Company’s bank credit facility and consequently are classified as restricted securities.

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

      The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company’s investments in equity securities of non-publicly traded companies are accounted for under the cost method. Both types of investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, and/or quoted market prices of comparable public companies.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

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

      In June 2001 FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. In conjunction with its adoption of SFAS 142, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 and found no impairment. The Company performs its annual impairment review during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. See Note 10.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss — as reported	$(2,236,576)	$(2,742,048)	$(687,822)
Adjustments:
Amortization of goodwill	—	753,042	136,984
Amortization of assembled workforce previously classified as a purchased intangible asset	—	6,549	1,107
Income tax effect	—	(5,893)	(451)

Net adjustments	—	753,698	137,640

Net loss — as adjusted	$(2,236,576)	$(1,988,350)	$(550,182)

Net loss per share (basic and diluted) — as reported	$(8.35)	$(10.79)	$(3.13)

Net loss per share (basic and diluted) — as adjusted	$(8.35)	$(7.83)	$(2.50)

Impairment of Goodwill and Long-Lived Assets

      In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, giving consideration to the market approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

      The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Stock-Based Compensation

      The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees (see Note 9). The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and the pro forma statement of operations data of the Company giving effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25. Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company’s stock price in arriving at an option valuation.

      The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan has been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights

	2002	2001	2000	2002	2001	2000

Expected life (in years)	4.00	3.00	3.00	1.17	1.17	1.75
Volatility	0.70	0.90	0.90	0.70	0.90	0.90
Risk-free interest rate	2.72%	4.09%	6.20%	2.72%	4.09%	6.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$9.33	$27.13	$93.31	$6.89	$21.48	$37.36

      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss — as reported	$(2,236,576)	$(2,742,048)	$(687,822)
Add: Stock-based compensation expense included in net loss — as reported	419,663	511,010	120,209
Deduct: Stock-based compensation expense determined under fair value method	(1,068,281)	(1,177,209)	(534,138)

Net loss — pro forma	$(2,885,194)	$(3,408,247)	$(1,101,751)

Net loss per share (basic and diluted) — as reported	$(8.35)	$(10.79)	$(3.13)

Net loss per share (basic and diluted) — pro forma	$(10.77)	$(13.42)	$(5.01)

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying instruments.

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

      In addition, the Company complies with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which requires use of the variable accounting method with respect to certain stock options assumed in connection with purchase transactions in which contingent consideration may be paid in the future. Stock-based compensation expense with respect to such options has been and in the future will be based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon the movements in the market value of the Company’s common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods.

Contingent Consideration

      In connection with certain of the Company’s acquisitions, if certain future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s Class A common stock, which have been reserved for that purpose, and will be accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) which superceded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, FIN 28, FIN 44 and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Any additional consideration paid will be allocated between goodwill and deferred compensation. The amount allocated to goodwill will be periodically reviewed for impairment. Deferred compensation is measured and recorded at the date the contingency is met and will be amortized over the remaining vesting periods of the applicable equity instruments. See Note 3.

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

Warranty

      The Company’s products typically carry a one to three year warranty. The Company provides reserves for estimated product warranty costs, based upon the Company’s historical warranty experience, at the time revenue is recognized.

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Segments of a Business Enterprise

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment, broadband communications.

Reclassifications

      Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

      In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial condition or results of operations.

      In November 2002 the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), effective prospectively for guarantees issued or modified after December 31, 2002. Under this Interpretation, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee. The Company did not have any outstanding guarantees at December 31, 2002 required to be recorded as obligations upon adoption of FIN 45. The Company’s product warranties, which are subject to the disclosure provisions of FIN 45, have been disclosed in the accompanying consolidated financial statements.

      In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123. SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB 25. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. The Company has not elected to adopt the fair value measurement provisions of SFAS 123.

2.	Supplementary Financial Information

Inventory

	December 31,

	2002	2001

	(In thousands)
Work in process	$15,125	$7,554
Finished goods	30,911	14,713

	$46,036	$22,267

Property and Equipment

		December 31,

	Useful Life	2002	2001

	(In years)
		(In thousands)
Leasehold improvements	1 to 7	$38,082	$41,650
Office furniture and equipment	3 to 7	21,283	27,825
Machinery and equipment	5	82,106	58,402
Computer software and equipment	2 to 4	163,120	126,267
Construction in progress	N/A	17,491	5,056

		322,082	259,200
Less accumulated depreciation and amortization		(144,525)	(101,864)

		$177,557	$157,336

      At December 31, 2002 and 2001, approximately $5.9 million and $7.0 million, respectively, of the net property and equipment was acquired through capital leases.

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$131,470	$(110,038)	$21,432	$116,920	$(54,006)	$62,914
Customer relationships	39,921	(39,106)	815	39,921	(19,629)	20,292
Customer contracts	1,620	(630)	990	—	—	—
Customer backlog	1,300	(1,300)	—	—	—	—
Assembled workforce	—	—	—	19,781	(7,657)	12,124
Other	2,939	(2,140)	799	2,939	(1,161)	1,778

Total	$177,250	$(153,214)	$24,036	$179,561	$(82,453)	$97,108

      As required by SFAS 142, assembled workforce was reclassified to goodwill effective January 1, 2002. At December 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $21.4 million, of which $16.1 million is expected to be amortized in 2003 and $5.3 million is expected to be amortized in 2004. At December 31, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $2.6 million, all of which is expected to be amortized in 2003.

Other Assets

	December 31,

	2002	2001

	(In thousands)
Strategic investments (Note 4)	$6,836	$51,482
Employee notes and interest receivable	1,984	3,255
Other	15,149	13,071

	$23,969	$67,808

Accrued Liabilities

	December 31,

	2002	2001

	(In thousands)
Accrued taxes	$89,370	$74,437
Accrued rebates	42,391	8,111
Restructuring liabilities, short-term	19,288	7,336
Deferred payments on fixed asset purchase	14,314	—
Other	38,753	44,445

	$204,116	$134,329

Warranty Reserve

	December 31,

	2002	2001

	(In thousands)
Beginning balance	$5,663	$3,352
Charged to costs and expenses	1,167	1,542
Charged to other expense	532	7,990
Payments	(3,481)	(7,221)

Ending balance	$3,881	$5,663

Interest Expense

      Interest expense for the years ended December 31, 2002, 2001 and 2000 was $3.6 million, $5.0 million and $332,000, respectively.

Other Expense, Net

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net loss on strategic investments (Note 4)	$(33,201)	$(32,736)	$—
Other	451	1,861	(2,693)

	$(32,750)	$(30,875)	$(2,693)

Computation of Loss Per Share

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Numerator: Net loss	$(2,236,576)	$(2,742,048)	$(687,822)

Denominator:
Weighted average shares outstanding	271,628	260,813	223,200
Less: Unvested common shares outstanding	(3,638)	(6,792)	(3,099)

Denominator for net loss per common share (basic and diluted)	267,990	254,021	220,101

Net loss per share (basic and diluted)	$(8.35)	$(10.79)	$(3.13)

      Common share equivalents of 19,320,114, 27,749,377 and 41,257,512 have been excluded from the diluted net loss per share calculation for the years ended December 31, 2002, 2001 and 2000, respectively, because they were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions and performance-based warrants assumed by the Company is included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration or warrants are earned.

Supplementary Cash Flow Information

      The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Acquisition of equipment through capital leases and deferred payments	$14,314	$7,909	$168
Note payable issued for strategic investment	—	—	21,051
Tax benefit from stock plans	—	—	344,256

3.	Business Combinations

      From July 2000 through December 31, 2002 the Company completed 13 acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

      In addition, during 2000 the Company completed four acquisitions that were accounted for using the pooling-of-interests method. The consolidated financial statements give effect to these transactions as if they had occurred prior to the beginning of each period presented and reflect adjustments made to (i) conform the accounting policies of the combined companies and (ii) eliminate intercompany accounts and transactions.

Purchase Transactions

      A summary of transactions accounted for using the purchase method of accounting as of their respective acquisition dates is outlined below:

					Shares	Shares
				Shares	Reserved for	Reserved
				Reserved	Performance-	for Certain
				for	Based	Future	Total Shares
	Date		Shares	Options	Warrants	Performance	Issued or
Company Acquired	Acquired	Business	Issued	Assumed	Assumed	Goals	Reserved

2002 Acquisition
Mobilink Telecom, Inc.	May 2002	Mobile communications	4,396,734	1,211,637	—	2,045,569	7,653,940

2001 Acquisitions
Visiontech Ltd.	Jan. 2001	MPEG-2	1,459,975	790,027	5,714,270	—	7,964,272
ServerWorks Corporation	Jan. 2001	Integrated circuits for servers	7,225,031	3,774,969	—	9,000,000	20,000,000
KimaLink; PortaTec Corporation	July 2001	Wireless, memory	68,175	205,425	—	—	273,600

			8,753,181	4,770,421	5,714,270	9,000,000	28,237,872

2000 Acquisitions
Innovent Systems, Inc.	July 2000	RF integrated circuits for wireless	2,339,149	605,925	—	—	2,945,074
Puyallup Integrated Circuit Company, Inc.	Aug. 2000	ASIC design services	148,539	139,993	—	—	288,532
Altima Communications, Inc.	Sept. 2000	Ethernet physical layer transceivers	1,661,784	875,036	2,889,664	—	5,426,484
NewPort Communications, Inc.	Oct. 2000	Integrated circuits for optical communications equipment	5,211,050	411,069	—	—	5,622,119
Silicon Spice Inc.	Oct. 2000	Communications processors	3,864,050	1,087,215	39,604	—	4,990,869
Element 14, Inc.	Nov. 2000	Integrated circuits used in DSL	1,792,433	947,333	—	—	2,739,766
Allayer Communications	Dec. 2000	Integrated circuits for wide area and Ethernet switching applications	839,467	426,961	756,900	300,000	2,323,328
SiByte, Inc.	Dec. 2000	Network processors	5,042,601	585,140	1,841,679	3,751,878	11,221,298

			20,899,073	5,078,672	5,527,847	4,051,878	35,557,470

      Portions of the shares issued are held in escrow pursuant to the terms of the acquisition agreements as well as various employee share repurchase agreements.

Allocation of Purchase Consideration

      The Company obtained independent appraisals or performed internal appraisals of the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141 or APB 16 (if the acquisition took place prior to July 1, 2001). Based upon those appraisals, the purchase price for each of the acquisitions was allocated as follows:

	Assets	Goodwill and		Deferred	In-Process
	(Liabilities)	Purchased	Deferred	Tax Assets	Research &	Total
	Assumed	Intangibles	Compensation	(Liabilities)	Development	Consideration

	(In thousands)
2002 Acquisition
Mobilink	$(10,998)	$191,126	$1,253	$(7,629)	$—	$173,752

2001 Acquisitions
Visiontech	$(14,826)	$105,404	$100,530	$—	$30,400	$221,508
ServerWorks	(171,252)	802,591	244,971	(147,860)	79,310	807,760
KimaLink; PortaTec	(625)	3,567	7,563	—	—	10,505

	$(186,703)	$911,562	$353,064	$(147,860)	$109,710	$1,039,773

2000 Acquisitions
Innovent	$7,297	$267,636	$273,740	$(67,996)	$41,690	$522,367
Puyallup	(460)	37,982	35,934	(8,767)	—	64,689
Altima	1,955	393,047	159,490	(27,954)	3,970	530,508
NewPort	11,977	894,535	261,002	(80,396)	198,460	1,285,578
Silicon Spice	26,346	635,941	258,274	(14,796)	219,300	1,125,065
Element 14.	(18,805)	383,819	70,646	4,835	64,630	505,125
Allayer	9,808	170,326	8,451	(6,013)	11,620	194,192
SiByte	23,447	617,683	174,106	(81,054)	173,380	907,562

	$61,565	$3,400,969	$1,241,643	$(282,141)	$713,050	$5,135,086

      The consideration for each of the purchase transactions was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period of two days before and ending two days after the companies reached agreement and the proposed transaction was announced and (ii) restricted common stock and employee stock options were valued in accordance with FIN 44. Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.

Condensed Balance Sheet

      The following table presents details of Mobilink’s unaudited condensed balance sheet at the date of its acquisition:

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

		$191,126

Accounting for Performance-Based Warrants

      The Company assumed performance-based warrants in connection with certain purchase acquisitions during 2001 and 2000. Net revenue was reduced by $25.5 million and $38.6 million for the years ended December 31, 2001 and 2000, respectively, to account for the fair value of 899,278 performance-based warrants to purchase shares of the Company’s Class A common stock earned by certain customers in those periods. No comparable performance-based warrants were earned in the year ended December 31, 2002. The Company has subsequently terminated the remaining purchase and development agreements and the related performance-based warrant agreements with several customers. As a result, during 2002 and 2001 the Company cancelled unearned performance-based warrants to purchase 6,239,092 shares of the Company’s Class A common stock and repurchased 4,122,794 unvested common shares that had been previously issued upon exercise of performance-based warrants. Additionally, during 2001 the Company repurchased and cancelled warrants covering 19,047 shares that were previously earned by customers and incurred approximately $718,000 in expenses related to the cancellations. No remaining performance-based warrants were outstanding at December 31, 2002.

Accounting for Contingent Consideration

      In connection with its acquisition of Allayer in 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. All of the performance goals were met during 2001. As a result, the Company issued or reserved for future issuance 234,042 shares of its Class A common stock and recorded an additional $6.5 million of goodwill, $0.4 million of stock-based compensation expense and $3.2 million of deferred compensation related to the satisfaction of the Allayer performance goals met during 2001.

      In connection with its acquisition of SiByte in 2000, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. Three of these performance goals were met during 2001. As a result, the Company issued or reserved for future issuance 2,332,353 shares of its Class A common stock and recorded an additional $51.4 million of goodwill, $3.9 million of stock-based compensation expense and $16.7 million of deferred compensation related to the satisfaction of the SiByte performance goals met during 2001. During 2002 the final performance goal was not met; therefore the shares and options that remained for future issuance have been cancelled.

      In connection with its acquisition of ServerWorks in 2001, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. One of these performance goals was met during 2001. As a result, the Company issued or reserved for future issuance 3,983,927 shares of its Class A common stock and recorded an additional $122.4 million of goodwill and $0.6 million of stock-based compensation expense related to the satisfaction of the ServerWorks performance goals met during 2001. Additional performance goals were met during 2002. As a result, the Company issued or reserved for future issuance 2,986,583 shares of its Class A common stock and recorded an additional $36.2 million of goodwill related to the satisfaction of the ServerWorks performance goals met during 2002.

      In connection with its acquisition of Mobilink in 2002, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. One of these performance goals was met during 2002. As a result, the Company issued or reserved for future issuance 500,444 shares of its Class A common stock and recorded an additional $6.0 million of goodwill, $11,000 of stock-based compensation expense and $66,000 of deferred compensation related to the satisfaction of the Mobilink performance goal met during 2002.

      In connection with the acquisitions of ServerWorks and Mobilink, a total of 3,534,177 shares of Class A common stock remain reserved for future issuance to the respective former shareholders and option holders of such companies contingent upon the attainment of specified future internal performance goals. If all remaining internal performance goals had been met at December 31, 2002, additional consideration of approximately $53.2 million, based on the Company’s Class A common stock closing price on December 31, 2002, would have been recorded and allocated between goodwill, stock-based compensation and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met, the actual market values of our Class A common stock on the dates such internal performance goals are achieved, and other factors.

      Outstanding stock options assumed in these acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until the related stock-based compensation charge becomes fixed. The stock-based compensation charge will become fixed and will be amortized over the remaining vesting periods of the applicable options when either (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in the Company’s stock price at the end of each quarterly reporting period prior to the stock-based compensation charge becoming fixed, previously recorded stock-based compensation expense will be reversed.

      During the year ended December 31, 2002 the Company reversed approximately $7.0 million of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28, due to the decrease in the Company’s stock price at December 31, 2002 as compared with the stock price at December 31, 2001. During the year ended December 31, 2001 the Company recorded a charge of approximately $35.0 million in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals have been and in the future will be based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price. At December 31, 2002 options to purchase 4,932,916 shares of Class A common stock were subject to variable accounting, of which 1,726,354 were vested and 3,206,562 were unvested. These options have a weighted average exercise price per share of $7.99 and a remaining vesting period of approximately two to three years.

In-Process Research and Development

      In-process research and development (“IPR&D”) totaled $109.7 million and $713.1 million for purchase transactions completed during 2001 and 2000, respectively. No comparable amount of IPR&D was recorded during 2002. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

      The IPR&D charge includes only the fair value of IPR&D performed as of the acquisition date. The fair value of developed technology is included in identifiable intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair value of, and approximate the amounts an independent party would pay for, these projects.

      As of the acquisition date of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or financial condition.

Pro Forma Data

      The pro forma statements of operations data of the Company set forth below gives effect to the purchase transactions completed during 2002 and 2001 as if they had occurred at the beginning of 2001 and includes amortization of goodwill (if applicable), purchased intangibles assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma results of operations for the year ended December 31, 2002 is a $6.8 million restructuring charge for the consolidation of excess facilities, related primarily to lease terminations, non-cancelable lease costs and the write-off of leasehold improvements. Also included in the 2002 pro forma statement of operations data is a non-recurring $23.0 million settlement fee that was incurred and paid by Mobilink prior to the acquisition. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2001.

	Years Ended December 31,

	2002	2001

	(In thousands,
	except per share data)
Pro forma net revenue	$1,092,829	$988,253
Pro forma net loss	(2,276,914)	(2,675,920)
Pro forma loss per share	(8.36)	(10.17)

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

      Each of the foregoing acquisitions was accounted for as a pooling of interests. Accordingly the Company’s consolidated financial statements have been restated to include the pooled operations of each acquired company as if the acquisitions had occurred prior to the beginning of each period presented. Included in net revenue for the year ended December 31, 2000 were aggregate revenues of $0.3 million earned by acquired companies prior to the respective closings of the four pooling-of-interests acquisitions. Included in net loss for the year ended December 31, 2000 were aggregate net losses of $8.8 million from these companies incurred prior to the respective closings of the acquisitions.

Merger-Related Costs

      In connection with the pooling-of-interests transactions that occurred in 2000, the Company recorded approximately $4.7 million in charges for direct and other merger-related costs and certain restructuring programs. Merger transaction costs aggregated approximately $4.7 million for 2000 and consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. No merger-related costs were incurred for the years ended December 31, 2002 and 2001, respectively.

4.     Investments

Held-to-Maturity Investments

      At December 31, 2002 all of the Company’s held-to-maturity investments consisted of commercial paper and corporate bonds and federal, state, county and municipal government bonds. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. Certain of the Company’s held-to-maturity investments that are pledged as collateral against the Company’s bank credit facility are classified as restricted marketable securities. A summary of the Company’s held-to-maturity investments by balance sheet caption was as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2002
Cash equivalents	$5,531	$—	$—	$5,531
Short-term marketable securities	56,031	263	(1)	56,293
Short-term restricted marketable securities	57,117	603	—	57,720
Long-term marketable securities	5,067	59	—	5,126
Long-term restricted marketable securities	35,137	558	—	35,695

Total	$158,883	$1,483	$(1)	$160,365

December 31, 2001
Cash equivalents	$37,230	$—	$(5)	$37,225
Short-term marketable securities	136,028	1,899	(7)	137,920
Long-term marketable securities	109,767	1,629	(284)	111,112

Total	$283,025	$3,528	$(296)	$286,257

      Scheduled maturities of held-to-maturity securities were as follows:

	December 31,

	2002		2001

	(In thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year	$118,679	$119,544	$173,258	$175,145
Two years	34,451	35,025	100,967	102,548
Three years	5,753	5,796	8,800	8,564

	$158,883	$160,365	$283,025	$286,257

Strategic Investments

      At December 31, 2002 and 2001 the carrying value of the Company’s available-for-sale securities was approximately $0.6 million and $15.9 million, respectively. The carrying values at December 31, 2002 and 2001 include unrealized losses of approximately $31,000 and unrealized gains of $7.0 million, respectively, net of tax. The available-for-sale securities consist of shares of public companies and a warrant to purchase shares of a public company that has been valued using the Black-Scholes option-pricing model. During 2002 and 2001 the Company performed impairment analyses and recorded impairment charges for these investments in the amount of $0.5 million and $22.0 million, respectively, representing other-than-temporary declines in the value of these security investments. The Company also realized a gain on the sale of one of its investments in a publicly held company of approximately $4.6 million in 2002. These charges and gains were included in other expense, net, in the consolidated statements of operations.

      At December 31, 2002 and 2001 the carrying value of the Company’s investment in equity securities of non-publicly traded companies accounted for on the cost basis was approximately $6.3 million and $35.6 million, respectively. During 2002 and 2001 the Company performed impairment analyses and recorded impairment charges for these investments in the amount of $37.3 million and $10.7 million, respectively, representing other-than-temporary declines in the value of these non-marketable equity securities. These charges were included in other expense, net, in the consolidated statements of operations.

      From October 2001 through January 2002 the Company purchased an approximate 9.8% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for that company in exchange for additional equity consideration with an estimated aggregate value, based on the value at the time the agreement was signed, of up to approximately $10.0 million, if all of the development milestones are met. The additional equity that the Company may receive under the development agreement consists of shares of preferred stock of the privately held company that have rights which may protect the Company against subsequent dilution in the event that the privately held company issues additional equity securities for a per share price that is below the per share value of the stock to be received by the Company. Consistent with the Company’s existing policies, the strategic investment is accounted for under the cost method, and revenue under the development agreement will be recorded under the percentage-of-completion method. For the year ended December 31, 2002 approximately $4.7 million of non-cash revenue was recognized under this agreement. Based on the current estimated value of the privately held company, the remaining non-cash revenue to be recognized under this agreement is approximately $0.5 million if all of the remaining development milestones are met. Including the additional equity consideration received in payment for the development services, the Company owned approximately 12.0% of the capital stock of this privately held company at December 31, 2002.

5.     Income Taxes

      For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
United States	$(1,856,820)	$(2,464,048)	$(749,384)
Foreign	(82,162)	(334,729)	57,609

	$(1,938,982)	$(2,798,777)	$(691,775)

      A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Statutory federal provision (benefit) for income taxes	$(678,644)	$(979,572)	$(242,121)
Increase (decrease) in taxes resulting from:
Non-deductible goodwill amortization and impairment	434,363	670,489	47,945
In-process research and development	—	27,759	249,568
State taxes, net of federal benefit	52,108	(74,756)	(16,821)
Benefit of federal tax credits	(38,208)	(13,062)	(41,999)
Valuation allowance (federal)	465,557	215,210	—
Tax rate differential on foreign earnings	63,572	122,186	(3,187)
Other	(1,154)	(24,983)	2,662

Total provision (benefit) for income taxes	$297,594	$(56,729)	$(3,953)

      The income tax provision (benefit) consists of the following components:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$394,061
State	437	259	86,571
Foreign	15,219	4,156	12,938

	15,656	4,415	493,570
Deferred:
Federal	202,209	54,124	(385,074)
State	79,729	(115,268)	(112,449)

	281,938	(61,144)	(497,523)

	$297,594	$(56,729)	$(3,953)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Research and development tax credit carryforwards	$237,976	$182,573
Capitalized research and development costs	75,969	67,455
Net operating loss carryforwards	725,080	613,655
Investments in securities	25,694	—
Reserves and accruals not currently deductible for tax purposes	21,446	6,967
Other	5,703	1,294

Gross deferred tax assets	1,091,868	871,944
Valuation allowance	(990,223)	(375,064)

Deferred tax assets, net	101,645	496,880
Deferred tax liabilities:
Depreciation	—	(5,994)
Purchased intangible assets and deferred compensation	(85,480)	(185,154)
Other	(16,165)	(16,165)

Total deferred tax liabilities	(101,645)	(207,313)

Net deferred tax assets	$—	$289,567

      The Company operates under a tax holiday in Singapore, which is effective until April 2006 and may be extended if certain additional requirements are met. No net U.S. tax benefit resulted from the tax holiday or the Company’s foreign operations in 2002 or 2001.

      At December 31, 2002 the Company had federal and state net operating loss carryforwards of $2.0 billion and $363.0 million, respectively, which if unutilized expire at various dates from 2006 to 2022, and 2004 to 2010, respectively. These net operating losses are primarily the result of tax deductions related to employee stock option exercises. At December 31, 2002 the Company had federal and state research and development credit carryforwards of $135.1 million and $158.3 million, respectively. These research and development credit carryforwards expire at various dates from 2009 to 2022, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

      On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior years to offset taxable income for purposes of determining the applicable California income tax due, if any. Unless extended by law, this suspension will not apply to tax years beginning in 2004 and beyond.

      During 2002 the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses and the full utilization of its loss carryback potential, the Company concluded that a full valuation allowance should be recorded during 2002.

      If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2002 will be accounted for as follows: approximately $788.3 million will be recognized as a reduction of income tax expense, $46.4 million will be recognized as a reduction of goodwill, and $155.5 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options.

6.     Debt and Other Obligations

      The following is a summary of the Company’s debt, including debt and loans assumed in connection with acquisitions:

	December 31,

	2002	2001

	(In thousands)
Bank credit facility	$90,000	$90,000
Payable to customer	17,600	21,051
Capitalized leases and other obligations payable in varying monthly installments at a weighted average rate of 5.31% per annum	5,870	6,995

	113,470	118,046
Less short-term debt and current portion of long-term debt	(112,258)	(114,040)

	$1,212	$4,006

      We entered into a $90.0 million financing arrangement for a bank credit facility in December 2002 to replace a $90 million credit facility that matured in December 2002. We may periodically choose the rate at which the new credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At December 31, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.15%. A minimum of $90.0 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at December 31, 2002 was $92.3 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      The Company was obligated under a note payable to a customer in the amount of $21.1 million that bore interest at a rate of LIBOR plus 1%, adjusted quarterly, and was due in December 2002. The note became immediately due and payable upon the occurrence of certain events. The customer previously asserted that the entire principal amount of the note and all interest accrued thereon were currently due and payable and filed a lawsuit to collect this obligation. In November 2002 the customer and the Company entered into a settlement agreement pursuant to which, among other things, the note and interest accrued thereon were cancelled and a stipulated judgment was entered into pursuant to which the Company will pay to the customer $22.0 million in five installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at a rate of approximately 2.78% per annum. At December 31, 2002, $17.6 million was outstanding under the stipulated judgment.

7.     Commitments

      The Company leases buildings in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, California, we lease additional design centers in Tempe, Arizona; Los Angeles and San Diego Counties, California; Duluth, Georgia; Middletown, New Jersey; Dallas, Texas; and Seattle, Washington. Internationally, the Company leases a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan

and the United Kingdom. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.

      The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014. Capitalized lease obligations for equipment are payable in varying monthly installments at a weighted average rate of 5.31% per annum. Future minimum payments under noncancelable capital and operating leases are as follows:

	Operating Leases	Capital Leases

	(In thousands)
2003	$70,922	$4,658
2004	77,479	1,212
2005	56,341	—
2006	25,900	—
2007	24,506	—
Thereafter	67,678	—

	$322,826	$5,870

      Facilities rent expense for the years ended December 31, 2002, 2001 and 2000 aggregated $35.0 million, $31.0 million and $16.6 million, respectively.

      The Company had outstanding commitments totaling approximately $1.6 million as of December 31, 2002, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure.

8.     Shareholders’ Equity

Common Stock

      The Company has 800,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.”

Stock Splits

      The Company effected a 2-for-1 stock split of its Class A common stock and Class B common stock, in the form of a 100% stock dividend, on February 11, 2000. All share numbers and per share amounts contained in these notes and in the consolidated financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

Comprehensive Loss

      The components of comprehensive loss, net of taxes, are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net loss	$(2,236,576)	$(2,742,048)	$(687,822)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of taxes	(7,152)	6,972	(3,799)
Reclassification adjustment for net realized loss included in net loss	106	3,799	—
Translation adjustments	386	(54)	(1)

Total comprehensive loss	$(2,243,236)	$(2,731,331)	$(691,622)

      The components of accumulated other comprehensive income are as follows:

	December 31,

	2002	2001

	(In thousands)
Accumulated unrealized gain (loss) on investments	$(74)	$6,972
Accumulated translation adjustments	320	(66)

Total accumulated other comprehensive income	$246	$6,906

9.     Employee Benefit Plans

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In 2002, 2001 and 2000, 1,038,541, 584,484 and 479,715 shares, respectively, were issued under this plan at average per share prices of $18.27, $32.37 and $24.54, respectively. At December 31, 2002, 2,821,316 shares were available for future issuance under this plan.

      In April 2002 the shareholders approved an amendment to the employee stock purchase plan to (i) increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 3,000,000 shares and (ii) add an automatic share increase provision to the plan pursuant to which the shares of Class A common stock reserved for issuance under the plan would automatically increase on the first trading day of January in each year, beginning with the year 2003, by an amount equal to twenty-five hundredths of one percent (.25%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, subject to an annual share limit. In October 2002 the Board of Directors adopted an amendment to the employee stock purchase plan to increase the maximum number of shares of Class A common stock purchasable in total by all participants on each purchase date within an offering period from 600,000 shares to 1,200,000 shares.

Stock Option Plans

      The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee members of the Board of Directors, and other non-employees. The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) is the successor equity incentive program to the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1998 Special Stock Option Plan (together, the “Predecessor Plans”).

      In March 2002, April 2001 and February 2000, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 13,000,000, 25,000,000 and 15,000,000 shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2002, May 2001 and April 2000, respectively.

      The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of new hires generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months from the date of grant. In 2002, options were granted in an effort to retain and incentivize employees as part of the Company’s regular annual employee review or “focal grant” program. The options granted represented employee focal grants for both 2002 and 2003. The specific options have a term of 10 years and were generally 25% immediately vested and exercisable on the date of grant with the remaining balance vesting and becoming exercisable ratably on a monthly basis over a period of 48 months from the date of grant.

      At the discretion of the Board of Directors or the Plan Administrator, the Company may make full-recourse interest bearing secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period.

      As of December 31, 2002, 142,215,178 shares of common stock were reserved for issuance under the 1998 Plan, including outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. Beginning in 2000, the increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

      In October 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board of Directors at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 1999, 40,542 options were granted under the 1999 Plan, to certain employees of acquired companies in connection with assumed employment agreements, at a weighted-average exercise price of $2.84. As of December 31, 2002, 975,297 shares of common stock were reserved for issuance under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”

      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company. As of December 31, 2002, 9,276,889 and 490,134 shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans. In addition, the number of options assumed under the ServerWorks and Mobilink plans may be increased if certain future internal performance goals are achieved (see Note 3). In 2002, 2001 and 2000 the Company assumed loans to option holders of acquired companies of approximately $299,000, $756,000 and $13.7 million, respectively, related to stock options that were exercised prior to the acquisitions.

Combined Option Plan Activity

      Activity under the stock option plans during 2002, 2001 and 2000 is set forth below:

			Options Outstanding

						Weighted
	Shares					Average
	Available for		Number of		Price Range	Exercise Price
	Grant		Shares		Per Share	Per Share

Balance at December 31, 1999.	16,775,296		60,008,442		$.02 -$122.84	$24.94
Additional shares reserved	24,416,902		—		—	—
Options granted under Broadcom Plans	(25,957,719)		25,957,719		77.50 - 213.06	133.57
Options assumed under pooling-of-interest plans	—		139,404		4.13 - 140.60	70.96
Options assumed in purchase transactions	—		5,078,672		.02 - 219.48	49.25
Options canceled	1,542,472		(1,629,274)		.02 - 213.06	63.54
Options exercised	—		(10,014,617)		.02 - 155.50	13.00

Balance at December 31, 2000.	16,776,951		79,540,346		.02 - 219.48	62.70
Additional shares reserved	35,987,421		—		—	—
Options granted under Broadcom Plans	(51,802,614	)(1)	51,802,614	(1)	18.77 - 39.75	34.41
Options assumed in purchase transactions	—		6,199,038	(2)	.02 - 71.56	6.27
Options canceled	23,756,248	(2)	(24,788,587	)(3)	.02 - 213.06	112.30
Options exercised	—		(5,843,011)		.02 - 112.66	7.26

Balance at December 31, 2001.	24,718,006		106,910,400		.02 - 213.06	36.74
Additional shares reserved	24,964,761		—		—	—
Options granted under Broadcom Plans	(40,694,533)		40,694,533		10.10 - 35.06	16.61
Options assumed in purchase transactions	—		2,013,253	(2)	.04 - 23.64	9.79
Options canceled	11,969,651		(12,964,129)		.02 - 213.06	40.53
Options exercised	—		(4,654,444)		.02 - 46.78	5.48

Balance at December 31, 2002.	20,957,885		131,999,613		$.02 -$213.06	$30.84

(1)	Includes 18,616,372 replacement options and 3,878,073 supplemental options issued pursuant to the Company’s 2001 stock option exchange offer to employees.

(2)	Includes options assumed in connection with purchase acquisitions and additional options subsequently issued upon achievement of internal performance goals (see Note 3).

(3)	Includes 18,716,811 options cancelled pursuant to the Company’s 2001 stock option exchange offer to employees.

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2002 were as follows:

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ .02 to $ 12.23	19,133,439	6.28	$3.43	12,461,280	$2.17
12.25 to 15.74	32,665,133	9.39	15.69	10,502,640	15.61
15.92 to 30.12	19,575,439	7.16	21.53	10,056,367	22.49
30.19 to 35.06	16,865,712	8.48	33.76	7,082,874	33.65
37.85 to 39.75	24,214,505	8.95	39.71	13,749,842	39.71
41.84 to 87.85	13,567,901	6.85	55.16	9,709,574	54.11
89.53 to 219.48	5,977,484	7.35	132.48	2,667,386	142.28

      Additional information relating to the stock option plans is as follows:

	December 31,

	2002	2001	2000

Nonvested common shares subject to repurchase	2,757,190	4,790,889	4,091,270
Weighted average per share repurchase price	$1.68	$.55	$4.54
Unvested options outstanding	65,714,964	71,248,016	66,217,054
Vested options outstanding	66,284,649	35,662,384	13,323,292
Total shares of common stock reserved for stock option plans	152,957,498	131,628,406	96,317,297

      The Company recorded deferred compensation for restricted common stock and employee stock options assumed in acquisitions in accordance with FIN 44. Net deferred compensation is presented as a reduction to shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options. Activity recorded in the components of net deferred compensation was as follows:

	December 31,

	2002	2001

	(In thousands)
Purchase transactions	$2,158	$377,877
Terminations	(102,970)	(84,567)

	$(100,812)	$293,310

      The components of stock-based compensation expense are derived from the following categories:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Broadcom	$349	$1,426	$1,612
Pooling-of-interests transactions	1,942	2,938	3,557
Purchase transactions	417,140	505,924	107,921
Non-employees	232	722	7,119

	$419,663	$511,010	$120,209

Included in these amounts are approximately $47.0 million and $11.1 million of stock-based compensation expense which were classified as restructuring costs for 2002 and 2001, respectively, resulting from an extension of the exercise period for vested stock options of certain terminated employees and due to the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements. In addition, approximately $0.3 million of stock-based compensation expense was classified as merger-related costs for 2000.

      Outstanding stock options assumed in the ServerWorks and Mobilink acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until all performance goals are satisfied or until the options are exercised, forfeited, cancelled or expire. Included in stock-based compensation expense are reversals of approximately $7.0 million in previously recorded stock-based compensation expense for 2002 and a charge of $35.0 million for stock-based compensation expense for 2001, related to options subject to variable accounting. These charges and reversals were calculated based on the amount by which our Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. At December 31, 2002 options to purchase 4,932,916 shares of Class A common stock were subject to variable accounting, of which 1,726,354 were vested and 3,206,562 were unvested. These options have a weighted average exercise price per share of $7.99 and remaining vesting period of approximately two to three years. See Notes 1 and 3.

Shares Reserved For Future Issuance

      The Company had the following shares of common stock reserved for future issuance upon the exercise of equity instruments or the achievement of certain internal performance goals as of December 31, 2002:

Number of shares

Stock options outstanding	131,999,613
Authorized for future grants under stock option plans	20,957,885
Authorized for future issuance under stock purchase plan	2,821,316
Contingent consideration (Note 3)	3,534,177

159,312,991

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

      As an alternative to participating in the option exchange, the eligible employees were given the opportunity to retain their existing eligible options and receive a supplemental grant of options to acquire the Company’s Class A common stock. The supplemental option grant size depended on the number of shares underlying and the exercise price of the holder’s existing eligible options, with larger grants going to those holding higher-priced options. Under this alternative, new options to purchase 3,878,073 shares of common stock were granted June 24, 2001 at an exercise price of $33.68 per share.

      Certain of the Company’s employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that were accounted for using the purchase method of accounting, the Company has recorded deferred compensation with respect to those options. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company recorded approximately $8.9 million of accelerated deferred compensation expense related to exchanged assumed options for 2001.

Defined Contribution 401(k) Savings and Investment Plan

      The Company sponsors a defined contribution 401(k) savings and investment plan, which was established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2002, 2001 or 2000.

10.     Impairment of Goodwill and Acquired Patents and Restructuring Costs

Impairment of Goodwill

Year 2002

      In conjunction with the adoption of SFAS 142, the Company performed an initial impairment review of its goodwill as of January 1, 2002 and found no impairment. During the fourth quarter of 2002 the Company performed the annual impairment review of goodwill and recognized an impairment loss of $1.241 billion. The impairment loss represented the excess of the carrying value of goodwill over its implied fair value. Although there was no impairment indicated as of January 1, 2002, several factors contributed to the impairment assessment in the fourth quarter of 2002. An important component was the continued significant economic slowdown in the technology sector and semiconductor industry, affecting both our current operations and expected future revenue. The Company had originally anticipated a quicker recovery under the January 1, 2002 impairment analysis. In addition, the Company’s stock price declined significantly from January 2002 to the fourth quarter of 2002. Total market capitalization is one of the factors used in determining the fair value of the individual reporting units of the Company. In addition, in response to current market conditions, the Company initiated a restructuring program in the fourth quarter of 2002 that included significant headcount reductions, and decreased its investment in certain target markets that were either performing below the Company’s expectations or had low near term growth potential. As a result, the Company reduced its forecasts of future operating results. These forecasts in turn form the basis for estimating fair value of the Company’s reporting units. Fair values were primarily established using the income approach methodology of valuation that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Goodwill

(In
thousands)
Balance as of December 31, 2001.	$2,241,632
Reclassification of assembled workforce (Note 2)	12,124
Goodwill acquired during 2002 (Note 3)	173,656
Goodwill recorded in connection with contingent consideration (Note 3)	42,229
Impairment losses	(1,241,038)

Balance as of December 31, 2002.	$1,228,603

 Year 2001

      Due to the significant economic slowdown and reduction in near-term demand in the technology sector and the semiconductor industry, the Company performed an assessment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, of the carrying values of purchased intangible assets recorded in connection with its various acquisitions. As a result of the assessment, the Company concluded that the decline in market conditions within the industry was significant and other than temporary. Based on this assessment and an independent valuation, the Company recorded a charge of $1.182 billion during 2001 to write down the value of goodwill associated with certain of its purchase transactions. Impairment was based on the excess of the carrying amount of the goodwill over its fair value. Fair value was determined using a weighted average of the market approach and the discounted future cash flows for the businesses that had separately distinguishable asset balances and cash flows. The cash flow period used was five years, with a discount rate ranging from 33% to 40%, and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates.

Impairment of Acquired Patents

      In December 2002 the Company purchased a patent portfolio related to integrated circuit technology for approximately $24.0 million. Although the patents purchased broaden our technology portfolio, the purchase price was expensed immediately upon acquisition as the Company did not have plans to currently utilize the patents 1) in its ongoing operations; 2) to generate future cash flows; or 3) for resale to a third party. In accordance with SFAS 144, since it is not possible to reasonably forecast cash flows expected to be generated or saved as a result of the acquired patent portfolio, the patent portfolio was determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an operating expense in the year ended December 31, 2002.

Restructuring Costs

      From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan (the “2001 Restructuring Plan”) to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program that was implemented in the fourth quarter of 2002 (the “2002 Restructuring Plan”). The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities.

      Approximately 477 and 160 employees were terminated across all of the Company’s business functions and geographic regions during 2002 and 2001, respectively. In addition, the number of temporary and contract workers employed by the Company was also reduced. Workforce reduction charges include severance, fringe benefits and stock-based compensation expense. The stock-based compensation expense resulted from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements.

      In connection with these restructuring plans, the Company also recorded charges for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

      These restructuring costs were classified as operating expenses in the Company’s consolidated statements of operations.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

Charged to expense	$16,100	$18,181	$—	$—	$34,281
Non-cash costs	(11,070)	(1,638)	—	—	(12,708)
Cash payments	(4,906)	(6,073)	—	—	(10,979)

Restructuring liabilities at December 31, 2001	124	10,470	—	—	10,594
Charged to expense	1,411	30,454	65,048	22,767	119,680
Liabilities assumed in acquisition(1)	—	—	—	6,815	6,815
Non-cash costs	(135)	(4,868)	(46,821)	(1,495)	(53,319)
Cash payments	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	$—	$29,554	$1,544	$24,593	$55,691

(1)	Although not related to the 2002 or 2001 Restructuring Plans, the Company assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. The liabilities related to the Mobilink acquisition have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

     The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

11.     Litigation

      In August 2000 Intel Corporation filed a complaint against the Company in the United States District Court for the District of Delaware asserting that the Company infringes five Intel patents. In the first phase of the trial involving two of the five patents in the suit, a Delaware jury unanimously determined that such two Intel patents were not infringed by the Company. The court has not yet set a date to retry one of the claims asserted by Intel or to try claims relating to Intel’s remaining three patents or the Company’s counterclaims against Intel.

      In November 2001 the Company filed a complaint against Intel in the United States District Court for the Eastern District of Texas asserting that Intel infringes two Company patents. Trial is currently scheduled to begin in July 2003.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that the Company infringes one Microtune patent. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that the Company’s infringement was willful. Judgment in this case is not yet final. Prior to trial, the parties stipulated to patent damages for an amount not to exceed approximately $1.2 million for the Company’s sales of allegedly infringing products prior to January 2003. If the court denies the Company’s post trial motions to reverse the jury verdict and/ or order a new trial, the court has the discretion to treble patent damages. The court may also consider Microtune’s motion to grant a permanent injunction against future infringement of the patent.

      In July 2002 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune infringes a Company patent. The trial is currently scheduled to commence in January 2004.

      In January 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Microtune, Inc. asserting that Microtune infringes three Company patents. Discovery has not yet commenced, and the court has not yet set a trial date for this case.

      In February 2003 Microtune, Inc. filed a complaint in the District Court of Williamson County, Texas, asserting that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The Company has not yet answered the complaint.

      In March 2003 the Company filed a complaint in the U.S. International Trade Commission (the “ITC”) asserting that Microtune, Inc. has engaged in unfair trade practices and infringes two Company patents. The Company expects that the ITC administrative hearing will occur before the end of 2003.

      In May 2002 National Semiconductor Corporation filed a complaint in the United States District Court for the Eastern District of California against the Company asserting that the Company infringes 11 National patents. In July 2002 (and as amended in February 2003) the Company answered the complaint and filed counterclaims asserting that National infringes five Company patents. The court has set a trial date for April 2005.

      In November 2002 STMicroelectronics, Inc. filed a complaint in the United States District Court for the Eastern District of Texas against the Company asserting that the Company infringes six STMicroelectronics patents. The court has not yet set a trial date.

      In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., a subsidiary acquired by the Company in September 2000, asserting that Altima is infringing a Level One patent. In March 2000 Level One filed a related complaint with the ITC seeking an exclusion order and a cease and desist order based on alleged infringement of the same patent. In July 2000 Intel and Level One filed a second complaint with the ITC asserting that Altima infringes three additional U.S. patents owned by Level One or Intel. In September 2000 Altima filed declaratory judgment actions against Intel and Level One in the United States District Court for the Northern District of California asserting that Altima has not infringed the three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

      In October 2001 the ITC issued a Limited Exclusion Order that excludes certain products that are covered by a specific Level One patent from importation into the United States that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates or other related entities, such as Broadcom. In May 2002 Altima and Broadcom filed appeal briefs asking the United States Court of Appeals for the Federal Circuit to vacate the findings of the ITC and to revise the Order to exclude Broadcom products from its coverage. In June 2002 the ITC filed its appeal brief, which indicated that the Order does not prohibit Broadcom from importing its own discrete products, and oral arguments for the appeal were presented by the parties in February 2003. An adverse ruling by the court on these appeals might result in exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

      In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed and Level One’s action against Altima in the Eastern District Court of California was resumed. In addition, in February 2002 Intel and Level One moved to dismiss claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. In May 2002 Altima agreed to dismissal of the claims in the declaratory judgment actions with respect to these two patents and in June 2002 all claims relating to the two patents were formally dismissed. Trial is currently scheduled to begin in the Eastern District of California case in February 2004, and no trial date has been set for the Northern District Court of California case.

      Although the Company believes that it has strong defenses to Intel’s claims in the Delaware and Texas actions, and to the claims of Microtune, National Semiconductor and STMicroelectronics in the foregoing actions and of Level One and Intel in the Altima district court proceedings, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      From March through May 2001 the Company and certain of its officers were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. From March through June 2001 the Company, its directors, and certain of its officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were consolidated in the Superior Court of the State of California for the County of Orange, into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In February 2002 an additional complaint was filed by several persons and entities against the Company and certain of its officers, entitled Arenson, et al. v. Broadcom Corp., et al. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint that tracks the allegations of the class action complaint. The Company anticipates that this case will be consolidated with the federal class action case for pretrial purposes. The Company believes the allegations in the purported consolidated shareholder class action and the purported derivative actions are without merit and is defending the actions vigorously.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the consolidated financial statements.

12.     Significant Customer and Supplier Information

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2002	2001	2000

Hewlett-Packard(1)	14.8%	14.1%	*	%
Motorola	12.1	18.2	23.2
Dell	11.3	*	*
3Com	*	*	15.1
Cisco	*	*	14.1
Five largest customers as a group	52.3%	54.9%	61.8%

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

     No other customer represented more than 10% of the Company’s annual net revenue in these years.

      Export revenue to all independent customers located outside of the United States as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2002	2001	2000

Asia	20.5%	15.1%	11.8%
Europe	4.4	6.3	8.3
Other	0.2	1.9	0.2

	25.1%	23.3%	20.3%

      The Company does not own or operate a fabrication facility. Five independent third-party foundries in Asia currently supply substantially all of the Company’s semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company’s products. In addition, substantially all of the Company’s products are assembled and tested by one of six independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

13.     Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial data of the Company. In the Company’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statements and that all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Net	Gross			Net Loss
	Revenue	Profit	Net Loss		Per Share

	(In thousands, except per share data)
Year Ended December 31, 2002
First Quarter	$238,800	$104,678	$(166,067	)(1)	$(0.63)
Second Quarter	258,203	114,626	(129,418)		(.49)
Third Quarter	290,000	128,373	(183,260	)(2)	(.68)
Fourth Quarter	295,945	130,874	(1,757,831	)(3)	(6.40)
Year Ended December 31, 2001
First Quarter	$310,501	$147,549	$(356,852	)(4)	$(1.43)
Second Quarter	210,908	78,344	(436,394	)(5)	(1.73)
Third Quarter	213,591	83,759	(1,619,216	)(6)	(6.36)
Fourth Quarter	226,821	94,436	(329,586)		(1.27)

(1)	Includes restructuring costs of $4.8 million and loss on strategic investments of $4.1 million

(2)	Includes restructuring costs of $27.0 million, litigation settlement costs of $3.0 million and net loss on strategic investments of $31.5 million

(3)	Includes restructuring costs of $87.8 million, impairment of goodwill of $1.241 billion, impairment of acquired patent portfolio of $24.0 million, gain on strategic investments of $2.4 million and an income tax charge to establish a 100% valuation allowance against net deferred tax assets of $281.9 million

(4)	Includes in-process research and development expense of $109.7 million

(5)	Includes restructuring costs of $18.2 million

(6)	Includes restructuring costs of $16.1 million, impairment of goodwill of $1.182 billion and loss on strategic investments of $32.7 million

14.	Subsequent Events

      In March 2003 the Board of Directors adopted an amendment to the 1998 Stock Incentive Plan, as previously amended and restated, to, among other things, increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 13,000,000 shares. In addition, the Board of Directors adopted an amendment to the 1998 Employee Stock Purchase Plan, as previously amended and restated, to, among other things, revise the automatic annual share increase provision of that plan so that the number of shares of Class A common stock by which the share reserve under the plan will automatically increase on the first trading day of January in each year will increase from .25% to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, subject to an annual share limit. These matters will be submitted for approval by the shareholders at the 2003 Annual Meeting of Shareholders.

Exhibits and Financial Statement Schedules

      The following Exhibits are attached hereto and incorporated herein by reference.

Exhibit
Number		Description

2.1	(1)	Merger Agreement and Plan of Reorganization by and between the registrant and Innovent Systems, Inc. dated as of June 10, 2000.
2.2†	(2)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, AC Acquisition Corp., and Altima Communications, Inc. dated as of July 28, 2000.
2.3	(3)	Merger Agreement and Plan of Reorganization by and among the registrant, NewPort Communications, Inc. and the Other Parties Signatory Thereto dated as of August 9, 2000.
2.4	(4)	Merger Agreement and Plan of Reorganization by and among the registrant, Silicon Spice Inc. and the Other Parties Signatory Thereto dated as of August 3, 2000.
2.5	(5)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, SiByte, Inc., and the Other Parties Signatory Thereto dated as of December 6, 2000.
2.6	(6)	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.
2.7	(7)	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.
3.1	(8)	Amended and Restated Articles of Incorporation dated March 3, 1998.
3.1.1	(9)	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.
3.1.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.
3.2		Bylaws of the registrant, as amended through March 21, 2003.
10.1	(8)	Form of Indemnification Agreement for Directors of the registrant.
10.2	(8)	Form of Indemnification Agreement for Officers of the registrant.
10.3	(8)	1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.
10.4		1998 Stock Incentive Plan (as amended and restated March 21, 2003).
10.4.1	(10)	1998 Stock Incentive Plan form of Stock Option Agreement.
10.4.2	(11)	1998 Stock Incentive Plan forms of Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.
10.5		1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003) and forms of ESPP Stock Purchase Agreements and Enrollment/ Change Form
10.6	(12)	1999 Special Stock Option Plan and forms of Notice of Grant of Stock Option and Stock Option Agreement.
10.8†	(8)	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.
10.12	(8)	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.
10.15	(13)	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.
10.16†	(9)	Amendment to Development, Supply and License Agreement dated November 22, 2000 between the registrant and General Instrument Corporation.
10.17	(14)	Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.
10.18	(14)	Lease dated November 20, 2000 together with Second Amendment to Lease dated March 30, 2001 between the registrant and Sobrato Interests.
10.19†	(15)	Product Purchase Agreement dated November 22, 2000, together with Amendment to Product Purchase Agreement dated January 1, 2002, between the registrant and General Instrument Corporation.

Exhibit
Number	Description

10.20	First and Second Amendments to Industrial Lease (Single Tenant; Net) dated August 27, 1999 and December 10, 1999, respectively, between the registrant and The Irvine Company.
10.21	Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.
10.22*	Second Amendment to Product Purchase Agreement dated December 3, 2002 between the registrant and General Instrument Corporation.
10.23	Credit Agreement dated December 23, 2002 between the registrant and Bank of America, N.A.
11.1	Statement Regarding Computation of Earnings Per Share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
99.1	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212, 34-47551.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant August 2, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant September 22, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 18, 2000.

(4)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 23, 2000.

(5)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant December 29, 2000.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 18, 2001.

(7)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 31, 2001.

(8)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-45619).

(9)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-71338).

(11)	Incorporated by reference to Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(12)	Incorporated by reference to Exhibits 99.1 through 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-93457).

(13)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-65117).

(14)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

Financial Statement Schedules

(1) Report of Independent Auditors on Financial Statement Schedule	S-1
(2) Schedule II – Consolidated Valuation and Qualifying Accounts	S-2

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 31, 2003.

BROADCOM CORPORATION

By:	/s/ ALAN E. ROSS

Alan E. Ross
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALAN E. ROSS Alan E. Ross	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ HENRY SAMUELI Henry Samueli, Ph.D.	Chief Technical Officer and Co-Chairman of the Board	March 31, 2003

/s/ HENRY T. NICHOLAS III Henry T. Nicholas III, Ph.D.	Co-Chairman of the Board	March 31, 2003

/s/ GEORGE L. FARINSKY George L. Farinsky	Director	March 31, 2003

/s/ JOHN MAJOR John Major	Director	March 31, 2003

/s/ WERNER F. WOLFEN Werner F. Wolfen	Director	March 31, 2003

/s/ WILLIAM J. RUEHLE William J. Ruehle	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ BRUCE E. KIDDOO Bruce E. Kiddoo	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2003

CERTIFICATION

I, Alan E. Ross, President and Chief Executive Officer, certify that:

      1.     I have reviewed this annual report on Form 10-K of Broadcom Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN E. ROSS

Alan E. Ross
President and Chief Executive Officer
(Principal Executive Officer)

March 31, 2003

CERTIFICATION

I, William J. Ruehle, Vice President and Chief Financial Officer, certify that:

      1.     I have reviewed this annual report on Form 10-K of Broadcom Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 31, 2003

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

Broadcom Corporation

      We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 23, 2003 (except for Notes 11 and 14, as to which the date is March 27, 2003). Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Orange County, California

January 23, 2003,
except for Notes 11 and 14, as to which the date is
March 27, 2003

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,375	$—	$—	$822	$4,553
Sales returns and allowances	11,444	9,180	105	16,923	3,806
Reserve for excess and obsolete inventory	17,117	5,705	429	7,353	15,898
Reserve for warranty	5,663	1,167	532	3,481	3,881
Restructuring liabilities	10,594	126,495	—	81,398	55,691

Total	$50,193	$142,547	$1,066	$109,977	$83,829

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,303	$450	$4,228	$1,606	$5,375
Sales returns and allowances	4,504	17,135	2,511	12,706	11,444
Reserve for excess and obsolete inventory	13,116	1,862	2,139	—	17,117
Reserve for warranty	3,352	1,542	7,990	7,221	5,663
Restructuring liabilities	—	34,281	—	23,687	10,594

Total	$23,275	$55,270	$16,868	$45,220	$50,193

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,409	$1,258	$—	$364	$2,303
Sales returns and allowances	4,283	9,359	—	9,138	4,504
Reserve for excess and obsolete inventory	3,275	7,772	2,069	—	13,116
Reserve for warranty	3,661	796	—	1,105	3,352

Total	$12,628	$19,185	$2,069	$10,607	$23,275

S-2

Exhibit Index

Exhibit
Number		Description

2.1	(1)	Merger Agreement and Plan of Reorganization by and between the registrant and Innovent Systems, Inc. dated as of June 10, 2000.
2.2	†(2)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, AC Acquisition Corp., and Altima Communications, Inc. dated as of July 28, 2000.
2.3	(3)	Merger Agreement and Plan of Reorganization by and among the registrant, NewPort Communications, Inc. and the Other Parties Signatory Thereto dated as of August 9, 2000.
2.4	(4)	Merger Agreement and Plan of Reorganization by and among the registrant, Silicon Spice Inc. and the Other Parties Signatory Thereto dated as of August 3, 2000.
2.5	(5)	Amended and Restated Merger Agreement and Plan of Reorganization by and among the registrant, SiByte, Inc., and the Other Parties Signatory Thereto dated as of December 6, 2000.
2.6	(6)	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.
2.7	(7)	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.
3.1	(8)	Amended and Restated Articles of Incorporation dated March 3, 1998.
3.1.1	(9)	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.
3.1.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.
3.2		Bylaws of the registrant, as amended through March 21, 2003.
10.1	(8)	Form of Indemnification Agreement for Directors of the registrant.
10.2	(8)	Form of Indemnification Agreement for Officers of the registrant.
10.3	(8)	1994 Amended and Restated Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of promissory note and form of stock pledge agreement.
10.4		1998 Stock Incentive Plan (as amended and restated March 21, 2003).
10.4.1	(10)	1998 Stock Incentive Plan form of Stock Option Agreement.
10.4.2	(11)	1998 Stock Incentive Plan forms of Notice of Grant, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.
10.5		1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003) and forms of ESPP Stock Purchase Agreements and Enrollment/ Change Form
10.6	(12)	1999 Special Stock Option Plan and forms of Notice of Grant of Stock Option and Stock Option Agreement.
10.8	†(8)	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.
10.12	(8)	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.
10.15	(13)	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.
10.16	†(9)	Amendment to Development, Supply and License Agreement dated November 22, 2000 between the registrant and General Instrument Corporation.
10.17	(14)	Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.
10.18	(14)	Lease dated November 20, 2000 together with Second Amendment to Lease dated March 30, 2001 between the registrant and Sobrato Interests.
10.19	†(15)	Product Purchase Agreement dated November 22, 2000, together with Amendment to Product Purchase Agreement dated January 1, 2002, between the registrant and General Instrument Corporation.

Exhibit
Number	Description

10.20	First and Second Amendments to Industrial Lease (Single Tenant; Net) dated August 27, 1999 and December 10, 1999, respectively, between the registrant and The Irvine Company.
10.21	Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.
10.22*	Second Amendment to Product Purchase Agreement dated December 3, 2002 between the registrant and General Instrument Corporation.
10.23	Credit Agreement dated December 23, 2002 between the registrant and Bank of America, N.A.
11.1	Statement Regarding Computation of Earnings Per Share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
99.1	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212, 34-47551.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant August 2, 2000.

(2)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant September 22, 2000.

(3)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 18, 2000.

(4)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant October 23, 2000.

(5)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant December 29, 2000.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 18, 2001.

(7)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant January 31, 2001.

(8)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-45619).

(9)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-71338).

(11)	Incorporated by reference to Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-60763).

(12)	Incorporated by reference to Exhibits 99.1 through 99.3 to the Registration Statement on Form S-8 filed by the registrant (Reg. No. 333-93457).

(13)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the registrant (Reg. No. 333-65117).

(14)	Incorporated by reference to the similarly numbered exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.