Form 10-Q
period 2003-03-31
BROADCOM CORP
filed 2003-05-15
CIK 1054374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2003: 208,900,265 shares of Class A common stock and 71,194,441 shares of Class B common stock.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2003

Broadcom®, the pulse logo, SystemI/ OTM and ServerWorksTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2003 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$436,901	$389,555
Short-term marketable securities	12,594	56,031
Short-term restricted marketable securities	57,922	57,117
Accounts receivable, net	161,205	128,215
Inventory	61,278	46,036
Prepaid expenses and other current assets	43,365	44,830

Total current assets	773,265	721,784
Property and equipment, net	164,484	177,557
Long-term marketable securities	—	5,067
Long-term restricted marketable securities	17,521	35,137
Goodwill	1,228,603	1,228,603
Purchased intangible assets, net	19,792	24,036
Other assets	25,788	23,969

Total assets	$2,229,453	$2,216,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,451	$168,236
Wages and related benefits	44,005	34,278
Deferred revenue	13,428	15,129
Accrued liabilities	217,176	204,116
Short-term debt and current portion of long-term debt	85,036	112,258

Total current liabilities	545,096	534,017
Commitments and contingencies
Long-term restructuring liabilities	33,201	36,403
Long-term debt, less current portion	489	1,212
Shareholders’ equity:
Common stock	28	28
Additional paid-in capital	7,690,562	7,698,399
Notes receivable from employees	(12,597)	(12,847)
Deferred compensation	(373,293)	(454,890)
Accumulated deficit	(5,654,321)	(5,586,415)
Accumulated other comprehensive income	288	246

Total shareholders’ equity	1,650,667	1,644,521

Total liabilities and shareholders’ equity	$2,229,453	$2,216,153

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share data)
Net revenue	$327,464	$238,800
Cost of revenue(a)	172,020	134,122

Gross profit	155,444	104,678
Operating expense:
Research and development(b)	103,123	111,694
Selling, general and administrative(b)	41,359	40,474
Stock-based compensation	68,828	101,464
Amortization of purchased intangible assets	1,532	5,384
Restructuring costs	767	4,822

Loss from operations	(60,165)	(159,160)
Interest income, net	2,190	3,440
Other expense, net	(616)	(4,347)

Loss before income taxes	(58,591)	(160,067)
Provision for income taxes	9,315	6,000

Net loss	$(67,906)	$(166,067)

Net loss per share (basic and diluted)	$(0.25)	$(0.63)

Weighted average shares (basic and diluted)	276,317	261,999

(a) Cost of revenue includes the following:
Stock-based compensation expense	$2,527	$3,349
Amortization of purchased intangible assets	6,053	13,164

	$8,580	$16,513

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$50,933	$69,786
Selling, general and administrative expense	17,895	31,678

	$68,828	$101,464

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$815	$5,161
Selling, general and administrative expense	717	223

	$1,532	$5,384

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Operating activities
Net loss	$(67,906)	$(166,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,292	16,506
Stock-based compensation expense	71,355	104,813
Amortization of purchased intangible assets	7,585	18,548
Non-cash restructuring charges	257	1,006
Non-cash development revenue	(508)	(3,000)
Loss on strategic investments, net	—	4,146
Change in operating assets and liabilities:
Accounts receivable	(32,100)	(20,106)
Inventory	(14,785)	(2,607)
Prepaid expenses and other assets	577	(212)
Accounts payable	17,215	31,494
Accrued liabilities	19,863	17,801

Net cash provided by operating activities	18,845	2,322
Investing activities
Purchases of property and equipment, net	(4,905)	(8,090)
Purchases of strategic investments	(500)	(3,000)
Net cash paid in purchase transaction	(5,862)	—
Proceeds from sales of marketable securities	48,504	39,822
Purchases of marketable securities	—	(47,500)
Proceeds from sales of restricted marketable securities	16,811	—

Net cash provided by (used in) investing activities	54,048	(18,768)
Financing activities
Payments on debt and other obligations	(27,945)	(805)
Net proceeds from issuances of common stock	2,148	8,822
Proceeds from repayment of notes receivable from employees	250	457

Net cash provided by (used in) financing activities	(25,547)	8,474

Increase (decrease) in cash and cash equivalents	47,346	(7,972)
Cash and cash equivalents at beginning of year	389,555	403,758

Cash and cash equivalents at end of period	$436,901	$395,786

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2003, the consolidated results of operations for the three months ended March 31, 2003 and 2002, and the consolidated cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

      The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

Revenue Recognition

      The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, the Company records reductions to revenue for estimated product returns and allowances such as competitive pricing programs and rebates. Development revenue is generally recognized under the percentage-of-

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion method. Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations.

Stock-Based Compensation

      The Company has in effect several stock-based plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share data)
Net loss — as reported	$(67,906)	$(166,067)
Add: Stock-based compensation expense included in net loss — as reported	71,612	104,813
Deduct: Stock-based compensation expense determined under fair value method	(215,975)	(252,173)

Net loss — pro forma	$(212,269)	$(313,427)

Net loss per share (basic and diluted) — as reported	$(0.25)	$(0.63)

Net loss per share (basic and diluted) — pro forma	$(0.77)	$(1.20)

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts in the 2002 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.	Supplementary Financial Information

Inventory

	March 31,	December 31,
	2003	2002

	(In thousands)
Work in process	$23,903	$15,125
Finished goods	37,375	30,911

	$61,278	$46,036

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	March 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$133,911	$(116,090)	$17,821	$131,470	$(110,038)	$21,432
Customer relationships	39,921	(39,921)	—	39,921	(39,106)	815
Customer contracts	1,620	(900)	720	1,620	(630)	990
Customer backlog	2,200	(1,525)	675	1,300	(1,300)	—
Other	2,939	(2,363)	576	2,939	(2,140)	799

Total	$180,591	$(160,799)	$19,792	$177,250	$(153,214)	$24,036

      In connection with the acquisition of assets of a business in the three months ended March 31, 2003, the Company recorded $2.4 million in completed technology and $0.9 million in customer backlog.

      At March 31, 2003 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $17.8 million, of which $11.1 million is expected to be amortized in the remainder of 2003 and approximately $6.7 million is expected to be amortized in 2004. At March 31, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $2.0 million, all of which is expected to be amortized in the remainder of 2003.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	March 31,	December 31,
	2003	2002

	(In thousands)
Accrued taxes	$98,197	$89,370
Accrued rebates	50,009	42,391
Restructuring liabilities, short-term	16,701	19,288
Deferred payments on fixed asset purchase	12,454	14,314
Other	39,815	38,753

	$217,176	$204,116

Warranty Reserve

	March 31,	December 31,
	2003	2002

	(In thousands)
Beginning balance	$3,881	$5,663
Charged to costs and expenses	301	1,167
Charged to other expense	—	532
Payments	(54)	(3,481)

Ending balance	$4,128	$3,881

Computation of Net Loss Per Share

      The following table sets forth the computation of net loss per share:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share data)
Numerator: Net loss	$(67,906)	$(166,067)

Denominator:
Weighted average shares outstanding	278,393	266,400
Less: Unvested common shares outstanding	(2,076)	(4,401)

Denominator for net loss per common share (basic and diluted)	276,317	261,999

Net loss per share (basic and diluted)	$(0.25)	$(0.63)

      Common share equivalents of 12,664,215 and 28,313,682 have been excluded from the diluted net loss per share calculation for the three months ended March 31, 2003 and 2002, respectively, because they were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration is earned.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes

      The Company recorded income tax expense of $9.3 million and $6.0 million for the three months ended March 31, 2003 and 2002, respectively. The Company’s income tax expense for the three months ended March 31, 2003 and 2002 primarily reflects expected taxes on certain foreign subsidiaries. No income tax benefit has been recorded for domestic net operating losses for the three months ended March 31, 2003 and 2002 due to uncertainty regarding future realization of such benefits.

4.     Debt and Other Obligations

      The following is a summary of the Company’s debt and other obligations:

	March 31,	December 31,
	2003	2002

	(In thousands)
Bank credit facility	$67,500	$90,000
Payable to customer	13,200	17,600
Capitalized leases and other obligations payable in varying monthly installments at a weighted average rate of 5.38% per annum	4,825	5,870

	85,525	113,470
Less short-term debt and current portion of long-term debt	(85,036)	(112,258)

	$489	$1,212

      The Company maintains a bank credit facility with an outstanding balance at March 31, 2003 of $67.5 million. The Company may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2003 the interest rate was 2.11%. A minimum of $67.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at March 31, 2003 was $75.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      At March 31, 2003 the Company’s debt also included a stipulated judgment payable to a customer with a remaining balance of $13.2 million to be paid in three installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of approximately 2.78% per annum.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Shareholders’ Equity

Comprehensive Loss

      The components of comprehensive loss, net of taxes, are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net loss	$(67,906)	$(166,067)
Other comprehensive income (loss):
Change in unrealized loss on investments	(77)	(1,950)
Translation adjustments	119	123

Total comprehensive loss	$(67,864)	$(167,894)

      The components of accumulated other comprehensive income, as reported in the unaudited condensed consolidated balance sheets, net of tax are as follows:

	March 31,	December 31,
	2003	2002

	(In thousands)
Accumulated unrealized loss on investments	$(151)	$(74)
Accumulated translation adjustments	439	320

Total accumulated other comprehensive income	$288	$246

6.     Restructuring Costs

      From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan (the “2001 Restructuring Plan”) to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program that was implemented in the fourth quarter of 2002 (the “2002 Restructuring Plan”). The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. Approximately 480 and 160 employees were terminated across all of the Company’s business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by the Company. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities.

      These restructuring costs were classified as operating expenses in the Company’s unaudited condensed consolidated statements of operations.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Restructuring liabilities at December 31, 2002	$—	$29,554	$1,544	$24,593	$55,691
Charged to expense	—	—	767	—	767
Non-cash costs	—	—	(257)	—	(257)
Cash payments	—	(3,231)	(1,732)	(1,336)	(6,299)

Restructuring liabilities at March 31, 2003	$—	$26,323	$322	$23,257	$49,902

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

7.     Litigation

      Intellectual Property Litigation. In August 2000 Intel Corporation filed a complaint against the Company in the United States District Court for the District of Delaware asserting that the Company (i) infringes five Intel patents relating to video compression, high-speed networking and semiconductor packaging, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In the first phase of the trial, which concluded in December 2001 and involved two of the five patents in the suit, a Delaware jury unanimously determined that the Company did not infringe Intel’s networking patent and digital video patent at issue. Additionally, the jury unanimously determined that Intel’s networking patent was invalid. In March 2003 the court denied Intel’s post-trial motions and upheld the jury’s verdict of no infringement and invalidity in respect to Intel’s networking patent and no infringement in respect to one claim of the digital video patent. The court granted a new trial on the other asserted claim of the digital video patent and the Company’s licensing defense. The court has not yet set a date to retry these claims or to try claims relating to Intel’s remaining three patents or the Company’s counterclaims against Intel.

      In January 2002 Intel moved to amend its patent complaint against the Company in the Delaware action to assert that the Company infringes four additional Intel patents relating to video compression and direct memory access. The Company opposed Intel’s motion and filed a complaint against Intel for declaratory judgment in the United States District Court for the Northern District of California asserting that the four additional patents are not infringed. In August 2002 the Delaware court denied Intel’s motion to amend its complaint.

      In November 2001 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Intel asserting that Intel (i) infringes two of the Company’s patents relating to graphics and memory access, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Intel as well as the recovery of monetary damages, including treble damages for willful infringement. Intel denied the Company’s allegations of infringement and asserted related defenses and counterclaims in its January 2002 answer to the complaint. Intel also filed a motion to transfer the case to the Northern District of California, which the court denied. In July 2002 the court granted Intel’s motion to amend its pleadings by adding counterclaims of patent infringement against the Company relating to three Intel networking patents. Intel’s counterclaim sought a

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The parties are currently completing discovery in this action. The court issued a patent claims construction order in May 2003, and trial on the five patents at issue is currently scheduled to begin in July 2003.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that (i) the Company’s BCM3415 silicon tuner chip infringes Microtune’s U.S. Patent No. 5,737,035 relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to assert infringement by additional products, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that the Company’s infringement was willful. Judgment in this case is not yet final. In April 2003 the court denied the Company’s motions for judgment as a matter of law and issued a preliminary injunction. The court is still considering one of the Company’s post-trial motions for a new trial. Prior to trial, the parties stipulated to patent damages for an amount not to exceed approximately $1,200,000 for the Company’s sales of allegedly infringing products prior to January 2003. If the court denies the Company’s remaining post-trial motions, the court has the discretion to treble patent damages and to award attorneys fees to Microtune. The court may also consider Microtune’s motion to grant a permanent injunction against future infringement of the patent. The Company plans to appeal any adverse decision by the court.

      In July 2002 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune (i) infringes one of the Company’s patents relating to tuner technology, (ii) induces the infringement of such patent, and (iii) contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In August 2002 Microtune filed an answer to the complaint denying the Company’s allegations and seeking a declaratory judgment that the Company’s patent in the suit is invalid, not infringed and unenforceable. The parties are currently conducting discovery in this action, and trial is scheduled to commence in January 2004. A patent claims construction hearing is scheduled for May 2003.

      In January 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Microtune, Inc. asserting that Microtune’s tuners, power amplifiers and Bluetooth products (i) infringe three of the Company’s patents relating to electrostatic discharge protection and wireless technologies, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint seeks a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In February 2003 Microtune filed an answer to the complaint denying the Company’s allegations and seeking a declaratory judgment that the Company’s patents in the suit are invalid and not infringed. Discovery has not yet commenced, and the court has not yet set a trial date for the case.

      In February 2003 Microtune, Inc. filed a complaint in the District Court of Williamson County, Texas, asserting that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct. In April 2003, the Company removed the case from the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court of Williamson County, Texas to the United States District Court for the Western District of Texas. Microtune subsequently filed an amended complaint that tracks the allegations of the state action complaint. The Company has not yet answered the amended complaint and discovery has not yet commenced.

      In March 2003 the Company filed a complaint in the U.S. International Trade Commission (the “ITC”) asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of the Company’s patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. In April 2003, the ITC voted to institute an investigation of certain power amplifier chips, broadband tuner chips, transceiver chips and products containing these chips imported into the United States by Microtune. The parties are currently conducting discovery in this action. The ITC has not yet set a date for an administrative hearing but it will likely occur during the fall of this year.

      In May 2003 the Company filed a complaint against Microtune for declaratory judgment in the United States District Court for the Eastern District of Texas asserting that the Company’s next generation BCM3416 silicon tuner chip does not infringe Microtune’s 5,737,035 patent relating to tuner technology. Microtune answered the complaint in May 2003. Discovery has not yet commenced in the case.

      In May 2002 National Semiconductor Corporation filed a complaint against the Company in the United States District Court for the Eastern District of California asserting that the Company (i) infringes 11 National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In July 2002 (and as amended in February 2003) the Company answered the complaint by denying National’s infringement allegations and filed counterclaims asserting that National (i) infringes five of the Company’s patents relating to high-speed networking, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that National’s patents are invalid and not infringed. The parties are currently conducting discovery in this action. The court has set a trial date for April 2005.

      In November 2002 STMicroelectronics, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that the Company (i) infringes six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In December 2002 (and as amended in March 2003) the Company answered the complaint by denying STMicroelectronic’s infringement allegations, and filed counterclaims asserting that STMicroelectronics (i) infringes five of the Company’s patents relating to high-speed communications, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against STMicroelectronics as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that STMicroelectronics’ patents are invalid and not infringed. The parties are currently conducting discovery in this action. The court has not yet set a trial date.

      Although the Company believes that it has strong defenses to the claims of Intel, Microtune, National Semiconductor and STMicroelectronics in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys fees and costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      Securities Litigation. From March through May 2001 the Company and several of its executives were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. This case is now in discovery. The Court has established a discovery cut-off of September 5, 2003 and has set the case for a pre-trial conference on December 5, 2003. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      In February 2002 an additional complaint was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and several of its executives, entitled Arenson, et al. v. Broadcom Corp., et al. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint that tracks the allegations of the class action complaint. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously. The Court has established a discovery cut-off of November 5, 2003 and has set the case for a pre-trial conference on February 6, 2004. The Company anticipates that the schedule in this case will be coordinated with the federal class action case.

      From March through June 2001 the Company, the Company’s then directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. Following motion practice concerning the sufficiency of the consolidated amended complaint in the state action, the Company and individual defendants answered the complaint in August 2002, denying the plaintiffs’ material allegations. The case is now in discovery. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

      Altima Communications Litigation. In December 1999 Level One Communications, Inc., a subsidiary of Intel, filed a complaint in the United States District Court for the Eastern District of California against Altima Communications, Inc., a subsidiary the Company acquired in September 2000. The complaint asserts that Altima’s AC108R repeater products infringe a U.S. patent owned by Level One. The complaint seeks an injunction against Altima as well as the recovery of monetary damages, including treble damages for willful infringement.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three additional Intel and Level One patents and that such patents are invalid or unenforceable. Each of the district court actions was stayed pending completion of the ITC proceeding.

      In October 2001 the ITC issued a Limited Exclusion Order that excludes from importation into the United States integrated repeaters, such as Altima’s AC105R and AC108R devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Level One’s U.S. Patent No. 5,742,603. The Order also excludes from importation integrated repeaters, switches, and other products in plastic ball grid array packages, such as Altima’s AC105R and AC108 devices, and circuit boards and carriers containing such devices, that are manufactured abroad and/or imported by or on behalf of Altima or any of its affiliates, parents, subsidiaries or other related entities, such as Broadcom, and that are covered by Intel’s U.S. Patent No. 5,894,410 (the “410 patent”). The Order does not prohibit importation of any downstream products, such as finished hubs, that contain those devices. The Company believes that exclusion of the AC105R and AC108 devices from importation has not had and will not have a material impact on the Company’s business or on the business of Altima. In May 2002 Altima and Broadcom, respectively, filed appeal briefs asking the United States Court of Appeals for the Federal Circuit to vacate the finding of violation with respect to the 410 patent and to vacate and revise the Order to exclude Broadcom products from its coverage. In June 2002 the ITC filed its appeal brief, which indicated that the Order does not prohibit Broadcom from importing its own discrete products. In February 2003 Altima, Broadcom, Intel/ Level One and the ITC presented oral arguments to the United States Court of Appeals for the Federal Circuit. An adverse ruling by the court on these appeals might result in the exclusion of certain Altima or Broadcom products from U.S. markets and might result in claims for indemnification.

      In February 2002 Altima’s declaratory judgment actions against Intel and Level One in the Northern District of California were resumed, and Level One’s action against Altima in the Eastern District Court of California was resumed. In addition, in February 2002 Intel and Level One moved to dismiss claims concerning two of the four Intel and Level One patents that were the basis of the infringement charges filed by Intel and Level One at the ITC. Intel has indicated that Intel and Level One will not sue Altima for infringement of any claims of these two patents with respect to products previously or currently manufactured or sold by Altima. In May 2002 Altima agreed to dismissal of the claims in the declaratory judgment actions with respect to these two patents. In June 2002 all claims relating to the two patents were formally dismissed from the case in accordance with an agreement between the parties. A patent claims construction hearing in the Eastern District case was held in March 2003. The court has not yet issued a claims construction order. Trial is currently scheduled to begin in February 2004. A patent claims construction hearing in the Northern District case is scheduled for September 2003. The court has not yet set a trial date in the Northern District case.

      Although these district court proceedings are in their initial phases, Altima intends to vigorously contest any allegation of patent infringement with respect to the remaining two patents. However, an adverse determination that Altima products infringe any of the patents at issue could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys fees and costs, and the issuance of an injunction requiring that Altima withdraw various products from the market. An adverse determination could also result in indemnification claims by Altima’s customers and/or strategic partners. Any of the foregoing events could have a material and adverse effect on Altima’s, and possibly Broadcom’s, business, results of operations and financial condition.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subsequent Events

Stock Option Exchange Offer

      On April 7, 2003 the Company commenced an offering to Company employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 were eligible for tender at the commencement of the program, representing approximately 43.6% of the Company’s outstanding stock options as of the commencement date.

      On May 5, 2003 the offer period ended and the Company accepted for exchange and cancellation 32,642,634 vested eligible options to purchase Class A or Class B common stock, with a weighted average exercise price of $48.59. In exchange, the Company issued 8,574,033 fully vested, non-forfeitable shares of the Company’s Class A common stock and will record stock-based compensation expense of approximately $162.3 million in the quarter ending June 30, 2003 related to the issuance of such vested shares based on the closing price of the Company’s Class A common stock on May 5, 2003 of $18.93. The 8,574,033 shares will be included in the Company’s calculation of earnings (loss) per share beginning in the quarter ending June 30, 2003. Additionally, on May 5, 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93. In exchange, new options to purchase up to 19,039,280 shares of the Company’s Class A common stock will be granted on a date to be determined by the Company that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The grant price for the new options will be the last reported trading price of the Company’s Class A common stock on the grant date.

      Certain of the Company’s employees hold eligible options that were assumed by the Company in connection with its acquisitions that were accounted for using the purchase method of accounting. The Company has recorded deferred compensation with respect to those options based upon stock market valuations at the time of acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options, the Company is required to immediately accelerate the amortization of the related deferred compensation previously recorded. Consequently, the Company will record a non-cash charge in the quarter ending June 30, 2003 of approximately $55.6 million reflecting the acceleration from future periods of stock-based compensation expense.

      In addition to the non-cash charges, the Company has incurred certain associated employer payroll taxes and professional fees in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to the Company or through the sale of a portion of their new shares.

Settlement Costs

      In May 2003 the Company completed a management transition at its ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks relating to agreements entered into when the Company acquired ServerWorks in January 2001, including issues and disputes with three departing employees. In connection with the settlement, in the quarter ending June 30, 2003, the Company will incur approximately $25 million in cash payments and expenses and record a one-time non-cash charge of approximately $88 million reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

Accounting for Contingent Consideration

      In connection with its acquisition of ServerWorks in 2001, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the quarter ending June 30, 2003. As a result the Company will record additional non-cash charges of approximately $41 million in the quarter ending June 30, 2003 relating to the issuance of its Class A common stock in satisfaction of such performance goals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

      You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, manufacturing capacity, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital and the results of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

      Net Revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 31.9% for the three months ended March 31, 2003 as compared with 23.7% for the three months ended March 31, 2002. All of our revenue to date has been denominated in U.S. dollars.

      From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,

	2003	2002

Hewlett-Packard(1)	14.2%	15.8%
Dell	10.6	10.3
Five largest customers as a group	47.5	53.5

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002.

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

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs and rebates. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the technology sector and the semiconductor industry or a continuation or an increase in severity of the existing significant economic slowdown or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are carried at the lower of cost or fair value. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to and financial guarantees for the investee that create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other expense in the statement of operations, when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, and/or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values and which could require a future impairment charge.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. If, in the future, we believe that we will realize a deferred tax asset which currently has a valuation allowance, we would record a reduction to income tax expense in the period of such determination.

•	Restructuring Charges. Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning in 2003, the accounting rules now require us to record any future provisions and charges at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates of amounts previously recorded.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months
	Ended
	March 31,

	2003	2002

Net revenue	100.0%	100.0%
Cost of revenue	52.5	56.2

Gross profit	47.5	43.8
Operating expense:
Research and development	31.5	46.8
Selling, general and administrative	12.6	16.9
Stock-based compensation	21.1	42.4
Amortization of purchased intangible assets	0.5	2.3
Restructuring costs	0.2	2.0

Loss from operations	(18.4)	(66.6)
Interest income, net	0.7	1.4
Other expense, net	(0.2)	(1.8)

Loss before income taxes	(17.9)	(67.0)
Provision for income taxes	2.8	2.5

Net loss	(20.7)%	(69.5)%

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products, and to a much lesser extent, from development revenue generated under development contracts with our customers and licenses of software and the provision of software support services. Net revenue is revenue less provisions for returns and allowances. Net revenue for the three months ended March 31, 2003 was $327.5 million, an increase of $88.7 million or 37.1% as compared with net revenue of $238.8 million for the three months ended March 31, 2002.

      This increase in net revenue resulted primarily from contributions from our emerging businesses, including wireless local area networking and mobile communications, and from an increase in volume shipments of our enterprise networking products. We anticipate that net revenue in the second quarter of 2003 will increase by approximately 12% to 14% over the first quarter 2003 level.

      Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, and contracted development work. Gross profit for the three months ended March 31, 2003 was $155.4 million or 47.5% of net revenue, an increase of $50.8 million or 48.5% from gross profit of $104.7 million or 43.8% of net revenue for the three months ended March 31, 2002.

      The increase in gross profit as a percentage of net revenue resulted primarily from lower amortization of purchased intangible assets and stock-based compensation expense.

      Approximately $2.5 million and $3.3 million of stock-based compensation expense were included in cost of revenue for the three months ended March 31, 2003 and 2002, respectively. Approximately $6.1 million and $13.2 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $17.8 million, of which $11.1 million and $6.7 million are expected to be amortized in the remainder of 2003 and 2004, respectively.

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

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs, and facilities expenses. Research and development expense does not include expense amounts associated with stock-based compensation of employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for the three months ended March 31, 2003 was $103.1 million or 31.5% of net revenue, a decrease of $8.6 million or 7.7% as compared with research and development expense of $111.7 million or 46.8% of net revenue for the three months ended March 31, 2002. The decrease in absolute dollars resulted primarily from a reduction in personnel related expenses as a result of the restructuring plan we began implementing in the fourth quarter of 2002 (the “2002 Restructuring Plan”), which included workforce reductions. Savings from our restructuring plan may be offset by certain strategic new hires in the future, a change in our employee compensation policies which will be implemented in the second quarter of 2003, and any future acquisitions. In addition, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities and any expansion into new markets and technologies.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include expense amounts associated with stock-based compensation of administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for the three months ended March 31, 2003 was $41.4 million or 12.6% of net revenue, an increase of $0.9 million or 2.2% as compared with selling, general and administrative expense of $40.5 million or 16.9% of net revenue for the three months ended March 31, 2002. The slight increase in absolute dollars reflected higher facilities related, insurance and legal costs, offset in part by lower expenditures for travel and entertainment, maintenance and supplies, and advertising costs. Selling, general and administrative costs for the three months ended March 31,

2003 also reflected cost savings from our 2002 Restructuring Plan. Savings from our 2002 Restructuring Plan may be offset by certain strategic new hires in the future, a change in our employee compensation policies which will be implemented in the second quarter of 2003, and any future acquisitions. In addition, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, acquisition and integration activities, and international operations, and as a result of the volume of current litigation.

      Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is met. We recorded approximately $88,000 of net deferred compensation for the three months ended March 31, 2003. No deferred compensation was recorded for the three months ended March 31, 2002. Employee terminations for the three months ended March 31, 2003 and the full year ended December 31, 2002 resulted in the elimination of approximately $7.4 million and $103.0 million, respectively, of deferred compensation that is no longer amortized.

      Stock-based compensation expense for the three months ended March 31, 2003 was $68.8 million or 21.1% of net revenue, a decrease of $32.6 million or 32.2% as compared with stock-based compensation expense of $101.5 million or 42.4% of net revenue for the three months ended March 31, 2002. The decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and the decrease in our quarter end stock price, which is used to remeasure stock-based compensation for options subject to variable accounting. Approximately $2.5 million and $3.3 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended March 31, 2003 and 2002, respectively. Approximately $0.3 million of additional stock-based compensation expense was classified as restructuring costs for the three months ended March 31, 2003, resulting from an extension of the exercise period for vested stock options of the employees terminated in connection with our 2002 Restructuring Plan.

      Outstanding stock options assumed in certain acquisitions are subject to variable accounting and will be revalued quarterly over their vesting periods until the earlier of (i) all of the performance goals have been met, (ii) the time period in which all of the performance goals may be met has lapsed, whether the goals have been satisfied or not, or (iii) the options are exercised. If any of the applicable options are forfeited, cancelled or expire, any related previously recorded stock-based compensation expense will be reversed. In addition, if there is a decrease in our stock price at the end of each quarterly reporting period prior to the stock-based compensation charge becoming fixed, previously recorded stock-based compensation expense will be reversed. Due to the decrease in our stock price during the three months ended March 31, 2003, we recorded approximately $3.1 million in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. During the three months ended March 31, 2002 we recorded approximately $3.7 million in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These reversals and charges have been and in the future are expected to continue to be based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price of the stock options. Depending upon movements in the market value of our Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods. At March 31, 2003 options to purchase 4,664,408 shares of

Class A common stock were subject to variable accounting, of which 1,706,813 options were vested and 2,957,595 options were unvested. These options have a weighted average per share exercise price of $8.27 and a remaining vesting period of approximately two to three years. See “Subsequent Events” below for a discussion of developments occurring after March 31, 2003.

      In connection with certain of our acquisitions, if specified future internal performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. At March 31, 2003 a total of 3,534,177 shares of Class A common stock were reserved for future issuance if the remaining internal performance goals established in connection with our acquisitions of ServerWorks Corporation and Mobilink Telecom, Inc. are met. If the remaining internal performance goals had been met at March 31, 2003, additional equity consideration of approximately $43.6 million, based on the closing price of our Class A common stock on March 31, 2003, would have been recorded and allocated between goodwill, stock-based compensation and deferred compensation. The amount of actual additional equity consideration to be recorded will vary depending on which, if any, of the remaining internal performance goals are met and the actual market values of our Class A common stock on the dates such internal performance goals are achieved. See “Subsequent Events” below for a discussion of developments occurring after March 31, 2003.

      Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets, excluding completed technology, for the three months ended March 31, 2003 was $1.5 million or 0.5% of net revenue, a decrease of $3.9 million or 71.5%, as compared with $5.4 million or 2.3% of net revenue for the three months ended March 31, 2002. The decrease was primarily a result of certain purchased intangible assets being fully amortized. At March 31, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $2.0 million, all of which is expected to be amortized in the remainder of 2003. In addition, approximately $6.1 million and $13.2 million of amortization of completed technology were classified as cost of revenue for the three months ended March 31, 2003 and 2002, respectively.

      Restructuring Costs. From the second quarter of 2001 through the third quarter of 2002, we implemented a plan (the “2001 Restructuring Plan”) to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring program, the 2002 Restructuring Plan, which was implemented in the fourth quarter of 2002. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 480 and 160 employees were terminated across all of our business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by us. We recorded restructuring costs totaling $0.8 million for the three months ended March 31, 2003 for workforce reduction charges related to severance and fringe benefits. In the three months ended March 31, 2002 we recorded $4.8 million in restructuring costs, which consisted primarily of charges of $4.6 million for the consolidation of excess facilities and workforce reduction charges of $0.2 million related to severance and fringe benefits. Restructuring costs are classified as operating expense in the unaudited condensed consolidated statements of operations. We may record additional restructuring costs in the remainder of 2003 as we continue to implement the 2002 Restructuring Plan.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Restructuring liabilities at December 31, 2002	$—	$29,554	$1,544	$24,593	$55,691
Charged to expense	—	—	767	—	767
Non-cash costs	—	—	(257)	—	(257)
Cash payments	—	(3,231)	(1,732)	(1,336)	(6,299)

Restructuring liabilities at March 31, 2003	$—	$26,323	$322	$23,257	$49,902

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

      The goal of our 2002 Restructuring Plan was to reduce operating expense by approximately $16 million per quarter from the third quarter 2002 level, commencing in the first quarter of 2003. We achieved this goal in the first quarter of 2003, but we cannot assure that we will achieve future expense reductions and other benefits we anticipate. Anticipated savings from reduced headcount or facility consolidations have been and may in the future be mitigated by subsequent increases to headcount and subsequent facilities additions related to our operating requirements. In addition, in the second quarter of 2003 we are implementing a change in our employee compensation policies, which is expected to increase our second quarter 2003 operating expense base by approximately $4 million over the first quarter 2003 level.

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for the three months ended March 31, 2003 was $2.2 million, or 0.7% of net revenue as compared with $3.4 million, or 1.4% of net revenue for the three months ended March 31, 2002. The decrease in 2003 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon, offset in part by a decline in interest expense on lower average debt balances.

      Other Expense, Net. Other expense, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other expense, net, for the three months ended March 31, 2003 was $0.6 million or 0.2% of net revenue, a decrease of $3.7 million as compared with $4.3 million or 1.8% of net revenue for the three months ended March 31, 2002. In the three months ended March 31, 2002 we recorded a loss of approximately $4.1 million representing an other-than-temporary decline in the value of our strategic investments.

      Provision for Income Taxes. Although we recorded loss before income taxes of $58.6 million and $160.1 million in the three months ended March 31, 2003 and 2002, respectively, we recorded an income tax provision of $9.3 million and $6.0 million for the respective periods. The federal statutory rate was 35% for both periods. The differences between our provision for income taxes and the federal statutory rate for the three months ended March 31, 2003 and 2002 resulted primarily from the effects of expected taxes on certain foreign subsidiaries, valuation allowances for deferred tax assets and certain other acquisition-related expenses from purchase transactions. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

      Working Capital and Cash and Marketable Securities on Hand. Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. Certain marketable securities are pledged as collateral against our bank credit facility and consequently are classified as restricted securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At March 31, 2003 we had $228.2 million in working capital, $507.4 million in cash, cash equivalents and short-term marketable securities and $17.5 million in long-term marketable securities (including restricted marketable securities). At December 31, 2002 we had $187.8 million in working capital, $502.7 million in cash, cash equivalents and short-term marketable securities and $40.2 million in long-term marketable securities.

      Our working capital increased in the three months ended March 31, 2003 primarily due to cash provided by our operating activities and the maturity of certain long-term marketable securities.

      Cash Provided and Used in the Three Months Ended March 31, 2003 and 2002. Cash and cash equivalents increased to $436.9 million at March 31, 2003 from $389.6 million at December 31, 2002 as a result of cash provided by operating and investing activities, offset in part by cash used in financing activities, primarily payment of debt and other obligations.

      During the three months ended March 31, 2003 our operating activities provided $18.8 million in cash. Although we had a net loss of $67.9 million and used cash of $9.2 million related to changes in net operating assets and liabilities, these amounts were more than offset by $96.0 million in non-cash items. Non-cash items included in net loss include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, certain restructuring charges and development revenue. During the three months ended March 31, 2002 operating activities provided $2.3 million in cash. Although we had a net loss of $166.1 million for the three months ended March 31, 2002, such amount included non-cash items aggregating $142.0 million resulting from depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring charges, losses on strategic investments and development revenue. In addition to the impact of non-cash items, operating activities in the three months ended March 31, 2002 also reflected increases in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory.

      Accounts receivable increased $33.0 million to $161.2 million during the three months ended March 31, 2003. The increase in accounts receivable resulted primarily from the increase in net revenue in the first quarter of 2003 to $327.5 million as compared with $295.9 million in the fourth quarter of 2002 and due to the fact that a slightly higher proportion of our sales occurred in the last month of the quarter in the first quarter of 2003 as compared to the fourth quarter of 2002.

      Inventories increased $15.2 million to $61.3 million during the three months ended March 31, 2003. The increase in inventory was to support our increased revenue levels and entry into certain markets that require higher inventory levels.

      Investing activities provided cash of $54.0 million in the three months ended March 31, 2003, primarily as a result of $65.3 million in net proceeds received from the sale of marketable securities, offset in part by the purchase of $4.9 million of capital equipment to support our operations and the purchase of $5.9 million in net assets of a business. Our investing activities used cash in the amount of $18.8 million in the three months ended March 31, 2002, primarily as a result of $7.7 million in net purchases of marketable securities, the purchase of $8.1 million of capital equipment to support our operations and the purchase of $3.0 million of strategic investments.

      Our financing activities used $25.5 million in cash in the three months ended March 31, 2003, which was primarily the result of $27.9 million in payments on debt and other obligations, offset in part by $2.1 million in net proceeds received from issuances of common stock upon exercises of stock options. Cash provided by financing activities was $8.5 million in the three months ended March 31, 2002, which was primarily the result of a $8.8 million in net proceeds received from issuances of common stock upon exercises of stock options.

      Due to the continued decline in our stock price, we received fewer proceeds from the exercise of stock options in the three months ended March 31, 2003 than we did in the three months ended March 31, 2002, as only options with lower exercise prices were exercised. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2003:

	Payment Obligations by Year (In thousands)

						There-
	2003	2004	2005	2006	2007	after	Total

	(Remaining
	Nine
	Months)
Bank credit facility	$67,500	$—	$—	$—	$—	$—	$67,500
Payable to customer	13,200	—	—	—	—	—	13,200
Capital leases and other obligations	3,613	1,212	—	—	—	—	4,825
Deferred payments on fixed asset purchases	12,454	—	—	—	—	—	12,454
Operating leases	63,945	77,314	56,909	26,613	25,246	69,167	319,194
Restructuring liabilities	13,488	12,173	7,120	5,095	4,301	7,725	49,902
Purchase commitments	1,255	—	—	—	—	—	1,255

Total	$175,455	$90,699	$64,029	$31,708	$29,547	$76,892	$468,330

      We maintain a bank credit facility with an outstanding balance at March 31, 2003 of $67.5 million. We may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2003 the interest rate was 2.11%. A minimum of $67.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at March 31, 2003 was $75.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      At March 31, 2003 our debt also included a stipulated judgment payable to a customer with a remaining balance of $13.2 million to be paid in three installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of approximately 2.78% per annum.

      Capitalized leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 5.38% per annum.

      We received extended payment terms in connection with the purchase of certain engineering design tools with a remaining balance of $12.5 million at March 31, 2003.

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

      We had outstanding capital commitments totaling approximately $1.3 million as of March 31, 2003, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure. During the three months ended March 31, 2003 we spent approximately $4.9 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements to support our operations. We may finance these purchases through the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt or equity offerings, or a combination of any of these means.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	litigation expenses and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control and reduction efforts; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of current international conflicts and the general economic slowdown and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Subsequent Events

Stock Option Exchange Offer

      On April 7, 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase our Class A or

Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 were eligible for tender at the commencement of the program, representing approximately 43.6% of our outstanding stock options as of the commencement date.

      On May 5, 2003 the offer period ended and we accepted for exchange and cancellation 32,642,634 vested eligible options to purchase Class A or Class B common stock, with a weighted average exercise price of $48.59. In exchange, we issued 8,574,033 fully vested, non-forfeitable shares of our Class A common stock and will record stock-based compensation expense of approximately $162.3 million in the quarter ending June 30, 2003 related to the issuance of such vested shares based on the closing price of our Class A common stock on May 5, 2003 of $18.93. The 8,574,033 shares will be included in our calculation of earnings (loss) per share beginning in the quarter ending June 30, 2003. Additionally, on May 5, 2003 we accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93. In exchange, new options to purchase up to 19,039,280 shares of our Class A common stock will be granted on a date to be determined by us that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The grant price for the new options will be the last reported trading price of our Class A common stock on the grant date.

      Certain of our employees hold eligible options that we assumed in connection with our acquisitions that were accounted for using the purchase method of accounting. We have recorded deferred compensation with respect to those options based upon stock market valuations at the time of acquisition. To the extent those employees tendered, and we accepted for exchange and cancellation, such assumed eligible options, we are required to immediately accelerate the amortization of the related deferred compensation previously recorded. Consequently, we will record a non-cash charge in the quarter ending June 30, 2003 of approximately $55.6 million reflecting the acceleration from future periods of stock-based compensation expense.

      In addition to the non-cash charges, we have incurred certain associated employer payroll taxes and professional fees in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to us or through the sale of a portion of their new shares.

Settlement Costs

      In May 2003 we completed a management transition at our ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks relating to agreements entered into when we acquired ServerWorks in January 2001, including issues and disputes with three departing employees. In connection with the settlement, in the quarter ending June 30, 2003, we will incur approximately $25 million in cash payments and expenses and record a one-time non-cash charge of approximately $88 million reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

Accounting for Contingent Consideration

      In connection with our acquisition of ServerWorks in 2001, we reserved shares of our Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the quarter ending June 30, 2003. As a result we will record additional non-cash charges of approximately $41 million in the quarter ending June 30, 2003 relating to the issuance of our Class A common stock in satisfaction of such performance goals. As a result of Serverworks meeting its final internal performance goals, there are now only options to purchase approximately 0.9 million shares of Class A common stock remaining subject to variable accounting and approximately 1.5 million shares of Class A common stock remaining reserved for future issuance upon the satisfaction of the remaining internal performance goals established in connection with our acquisition of Mobilink.

RISK FACTORS

      Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 as well as subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

The continuing worldwide economic slowdown, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

      Slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, broadband communications and related industries, the war in Iraq and recent international conflicts, the lingering effects of the events of September 11, 2001, and other terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. We cannot predict the timing, strength and duration of any economic recovery, worldwide or in the broadband communications markets. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclical nature of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

      We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the timing, rescheduling or cancellation of significant customer orders and the ability of our customers to manage their inventories;

•	the gain or loss of a key customer, design win or order;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the effects of public health emergencies, natural disasters, international conflicts and other events beyond our control;

•	changes in our employee compensation policies;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets; and

•	fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products.

      Additionally, we are beginning to derive a larger portion of our product revenue from emerging markets such as wireless networking, cellular, digital subscriber line or DSL, personal video recording and direct broadcast satellite. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Due to the limited amount of historical data available to us, it is difficult to predict our future revenue streams and the sustainability of such emerging markets.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder and Chief Technical Officer Henry Samueli, Ph.D. our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross and certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. In January 2003 one of our co-founders, Henry T. Nicholas III, Ph.D. resigned from his positions as President and Chief Executive Officer and stated that he will not stand for re-election to the Board at our 2003 Annual Meeting of Shareholders. Mr. Ross, who was serving as our Chief Operating Officer at the time of Dr. Nicholas’ resignation, assumed the responsibilities of President and Chief Executive Officer. We are conducting a search for a successor Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Ross or if we lose the services of Mr. Ross prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor Chief Executive Officer, and the adjustment to any changes implemented by such Chief Executive Officer, will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

      Furthermore, our future success depends on the ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers, software engineers and systems applications engineers. Competition for these employees is intense, and it may be more difficult to attract personnel prior to hiring a successor to Mr. Ross. Stock options generally comprise a significant portion of our compensation packages for all employees, and the substantial decline in the price of our Class A common stock over the past two years may make it more difficult for us to attract and retain key employees. In April 2003 we commenced a stock option exchange offering for the purpose of improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of such employees. We have also modified our compensation policies by increasing cash compensation to certain employees. This shift in our compensation policies could lead to increased operating expenses. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations. Further, our recent workforce reductions could adversely impact our ability to respond rapidly to growth opportunities.

      Additionally, a number of the officers who serve as general managers of our business units have been in such positions for a year or less. These individuals are not long-time Broadcom employees, and we cannot assure you that we will be able to retain them or that they will successfully implement our business plans within these business units.

As our international business expands, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 31.9% of our net revenue for the three months ended March 31, 2003 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Canada, Belgium, the United Kingdom, the Netherlands, India, Israel, Taiwan and China. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including but not limited to:

•	acts of war, terrorism and international conflicts;

•	political, social and economic instability;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	nationalization of business and blocking of cash flows;

•	trade restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

      We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

      Additionally, our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If the number of SARS cases continues to rise or spreads to other areas, our international sales and operations could be harmed.

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

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard (including sales to Compaq, which was acquired by Hewlett-Packard in May 2002) and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 14.2% and 10.6%, respectively, of our net revenue for the three months ended March 31, 2003. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 47.5% of our net revenue for the three months ended March 31, 2003 as compared with 52.3% of our net revenue in fiscal 2002 and 53.5% for the three months ended March 31, 2002. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

      We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant future cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share in existing markets and affect our entry into new markets.

      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network processors; and SystemI/ O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets which are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

      Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be competitors or may be involved in litigation with us. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from such product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment that incorporates our products will ever be commercially successful.

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

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, OEMs who purchase PC components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

      We do not own or operate a fabrication facility. Five outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. The recent outbreak of SARS in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of the foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we would need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes requalified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may still experience a significant interruption in supply of the affected products.

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

      Some of our acquired companies have established relationships with foundries other than our five main foundries, and we are currently using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using new foundries, we will be subject to all of the risks described in the foregoing paragraphs with respect to our current foundries.

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

      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in .25 micron, ..22 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

      A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2003 we acquired 22 companies and certain assets of two other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, capital infusions, and the purchase or sale of assets. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 purchase transactions to date, we recorded goodwill in the aggregate amount of approximately $4.541 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS 121, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In accordance with SFAS 142 we recorded a goodwill impairment charge of $1.241 billion during the three months ended December 31, 2002 to write down the value of goodwill associated with certain of our purchase transactions. We may incur additional goodwill impairment charges in the future. In addition, in connection with these acquisitions we incurred deferred compensation charges generally related to the assumption of stock options and restricted shares in the aggregate amount of approximately $1.630 billion, which is being amortized over the period of time during which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions and may record additional goodwill and deferred compensation with respect to prior acquisitions that involve as yet unearned contingent consideration. Any of these events could cause the price of our Class A common stock to decline.

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, if we issue equity in connection with an acquisition or convertible debt securities, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A or Class B common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as the decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. Moreover, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results.

      Companies in the semiconductor and broadband communications industries often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged, and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other parties may obtain, use or disclose our technologies and processes. We have received 307 U.S. patents and have filed more than

1,650 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

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

      We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. Even if we use these new subcontractors, we will continue to be subject to all of the risks described in the foregoing paragraph.

We may experience difficulties in implementing our new information system.

      We are in the process of implementing a new Enterprise Resource Planning (ERP) information system to manage our business operations and eventually replace our current system. We may not initially be successful in implementing this new system and transitioning data. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations during the quarter ending June 30, 2003 or future periods. For example, such disruptions could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, and supply chain processes within the new ERP system. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock.

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

Three of the five primary independent foundries upon which we rely to manufacture substantially all of our current products and our California facilities are located in regions that are subject to earthquakes and other natural disasters.

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

      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $9.52 and as high as $53.35 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	general economic and political conditions and specific conditions in semiconductor industry and the broadband communications markets;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in accounting rules; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

      The Financial Accounting Standards Board has recently announced its tentative decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes, effective in 2004. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula, such as Black-Scholes, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an explanation of the effect of such a change on our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices.

      Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received a number of export licenses and have made a number of other required filings under these export regulations. However, in connection with the implementation of our comprehensive export compliance program, we discovered that we had inadvertently failed to file certain export applications and notices. We made the required filings and certain related disclosures to the appropriate government regulators. We have obtained permission to continue exporting the affected products; however, we may be subject to fines or other penalties because some of the filings were not made in a timely manner.

Some of our directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of April 30, 2003 our directors and executive officers beneficially owned approximately 24.0% of our outstanding common stock and 70.5% of the total voting power held by our shareholders. In particular, as of April 30, 2003 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of approximately 22.8% of our outstanding common stock and 68.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. As of May 15, 2003 Dr. Nicholas and Dr. Samueli also hold two of the six seats on our Board of Directors and serve as Co-Chairmen of the Board, although Dr. Nicholas has stated he will not stand for re-election to the Board at our 2003 Annual Meeting of Shareholders. In addition to serving as a director, Dr. Samueli serves as our Chief Technical Officer. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these two shareholders. These transactions include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our Class A common stock that could give our shareholders the opportunity to receive a higher price for their shares than the prevailing market price at the time of such purchases.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.

      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our directors’ and officers’ ownership of a majority of the Class B common stock, and the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. These factors may also materially and adversely affect the market price of our Class A common stock, and the voting and other rights of the holders of our common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2003 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, county and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of March 31, 2003 the carrying and fair value of these investments were $12.6 million and $12.7 million, respectively. These investments are sensitive to changes in interest rates. At March 31, 2003, marketable debt securities with a carrying value of $75.4 million and a fair value of $76.3 million were pledged as collateral for a bank credit facility.

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in two publicly traded companies. As of March 31, 2003 the carrying and fair value of these publicly held investments was $0.5 million. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $4.1 million during the three months ended March 31, 2002 related to these privately held investments. As of March 31, 2003 the carrying and fair value of these investments was $7.3 million.

      Our debt consists of a bank credit facility with an outstanding balance at March 31, 2003 of $67.5 million, a stipulated judgment payable to a customer with a remaining balance of $13.2 million, and capital leases and other obligations in the amount of $4.8 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At March 31, 2003 the interest rate on the credit facility was 2.11%. A minimum of $67.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at March 31, 2003 was $75.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      The remaining balance of the stipulated judgment will be paid in three installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at a rate of approximately 2.78% per annum.

      Our capital leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 5.38% per annum through 2004.

      The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the stipulated judgment, we do not believe these instruments are subject to significant interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities and debt exposure as of March 31, 2003 and December 31, 2002 were as follows:

	Carrying					Fair
	Amount at	Maturity				Value at
	March 31,					March 31,
	2003	2003	2004	2005	Thereafter	2003

	(In thousands, except interest rates)
Investments
Marketable debt securities	$12,594	$7,543	$5,051	$—	$—	$12,665
Weighted average interest rate	4.11%	5.03%	2.71%	—	—
Restricted marketable debt securities	$75,443	$44,881	$24,834	$5,728	$—	$76,290
Weighted average interest rate	3.24%	3.67%	2.50%	3.05%	—
Debt
Capital leases and other obligations	$4,825	$3,613	$1,212	$—	$—	$4,825
Weighted average interest rate	5.38%	4.56%	7.80%	—	—

	Carrying					Fair
	Amount at	Maturity				Value at
	December 31,					December 31,
	2002	2003	2004	2005	Thereafter	2002

	(In thousands, except interest rates)
Investments
Cash equivalents	$5,531	$5,531	$—	$—	$—	$5,531
Weighted average interest rate	1.38%	1.38%	—	—	—
Marketable debt securities	$61,098	$56,031	$5,067	$—	$—	$61,419
Weighted average interest rate	4.54%	4.71%	2.71%	—	—
Restricted marketable debt securities	$92,254	$57,117	$29,384	$5,753	$—	$93,415
Weighted average interest rate	3.47%	3.99%	2.53%	3.05%	—
Debt
Capital leases and other obligations	$5,870	$4,658	$1,212	$—	$—	$5,870
Weighted average interest rate	5.31%	4.66%	7.80%	—	—

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      We are in the process of implementing a new Enterprise Resources Planning (“ERP”) information system to manage our business operations and eventually replace our current systems. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations during the quarter ending June 30, 2003 or future periods. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

      There have been no significant changes in our internal controls or in other factors (other than the implementation of our new ERP information system) that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

      In March 2003, in connection with our prior acquisition of ServerWorks Corporation in January 2001, we issued 2,267,762 shares of our Class A common stock to the former stockholders of ServerWorks. These shares were issued upon the attainment of certain internal performance goals.

      The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The foregoing issuance was previously approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

99.1	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212.

(b)	Reports on Form 8-K.

      We filed the following current reports on Form 8-K during the quarter ended March 31, 2003:

(i) Form 8-K filed January 24, 2003 reporting fourth quarter and fiscal 2002 earnings (Item 5).

(ii) Form 8-K filed January 24, 2003 announcing the resignation of Henry T. Nicholas III, Ph.D. from his positions as President and Chief Executive Officer of the Company on January 23, 2003 (Item 5).

(iii) Form 8-K filed February 5, 2003 announcing an appointment to the Board of Directors (Item 9).

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

May 15, 2003

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN E. ROSS

Alan E. Ross
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2003

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 15, 2003

EXHIBIT INDEX

99.1	Section 906 Certifications, as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212.