Form 10-Q
period 2003-06-30
BROADCOM CORP
filed 2003-08-11
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      As of July 31, 2003 the registrant had 226,936,299 shares of Class A common stock, $0.0001 par value, and 69,645,544 shares of Class B common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.1.1
EXHIBIT 10.1.2
EXHIBIT 10.2
EXHIBIT 10.2.1
EXHIBIT 10.3
EXHIBIT 31
EXHIBIT 32

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Broadcom®, the pulse logo, ServerWorksTM and SystemI/OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

©2003 Broadcom Corporation. All rights reserved.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$453,435	$389,555
Short-term marketable securities	12,566	56,031
Short-term restricted marketable securities	28,777	57,117
Accounts receivable, net	182,905	128,215
Inventory	85,000	46,036
Prepaid expenses and other current assets	49,971	44,830

Total current assets	812,654	721,784
Property and equipment, net	157,476	177,557
Long-term marketable securities	4,220	5,067
Long-term restricted marketable securities	17,458	35,137
Goodwill	841,307	1,228,603
Purchased intangible assets, net	14,152	24,036
Other assets	12,589	23,969

Total assets	$1,859,856	$2,216,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,570	$168,236
Wages and related benefits	35,983	34,278
Deferred revenue	7,815	15,129
Accrued liabilities	290,496	204,116
Short-term debt and current portion of long-term debt	57,626	112,258

Total current liabilities	602,490	534,017
Commitments and contingencies
Long-term restructuring liabilities	29,974	36,403
Long-term debt, less current portion	—	1,212
Shareholders’ equity:
Common stock	30	28
Additional paid-in capital	7,983,132	7,698,399
Notes receivable from employees	(12,166)	(12,847)
Deferred compensation	(197,951)	(454,890)
Accumulated deficit	(6,546,063)	(5,586,415)
Accumulated other comprehensive income	410	246

Total shareholders’ equity	1,227,392	1,644,521

Total liabilities and shareholders’ equity	$1,859,856	$2,216,153

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net revenue	$377,879	$258,203	$705,343	$497,003
Cost of revenue(a)	206,853	143,577	378,873	277,699

Gross profit	171,026	114,626	326,470	219,304
Operating expense:
Research and development(b)	106,378	114,727	209,501	226,421
Selling, general and administrative(b)	47,373	40,607	88,732	81,081
Stock-based compensation	74,706	81,696	143,534	183,160
Amortization of purchased intangible assets	1,168	5,866	2,700	11,250
Impairment of goodwill	438,611	—	438,611	—
Stock option exchange	209,266	—	209,266	—
Settlement costs	178,302	—	178,302	—
Restructuring costs	2,165	—	2,932	4,822

Loss from operations	(886,943)	(128,270)	(947,108)	(287,430)
Interest income, net	1,310	3,313	3,500	6,753
Other income (expense), net	569	428	(47)	(3,919)

Loss before income taxes	(885,064)	(124,529)	(943,655)	(284,596)
Provision for income taxes	6,678	4,889	15,993	10,889

Net loss	$(891,742)	$(129,418)	$(959,648)	$(295,485)

Net loss per share (basic and diluted)	$(3.08)	$(0.49)	$(3.39)	$(1.12)

Weighted average shares (basic and diluted)	289,745	265,356	283,031	263,678

(a) Cost of revenue includes the following:
Stock-based compensation expense	$1,845	$3,330	$4,372	$6,679
Amortization of purchased intangible assets	4,473	13,643	10,526	26,807
Stock option exchange expense	11,454	—	11,454	—

	$17,772	$16,973	$26,352	$33,486

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$63,327	$55,007	$114,260	$124,793
Selling, general and administrative expense	11,379	26,689	29,274	58,367

	$74,706	$81,696	$143,534	$183,160

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$—	$4,903	$815	$10,064
Selling, general and administrative expense	1,168	963	1,885	1,186

	$1,168	$5,866	$2,700	$11,250

Stock option exchange expense is excluded from the following:
Research and development expense	$164,798	$—	$164,798	$—
Selling, general and administrative expense	44,468	—	44,468	—

	$209,266	$—	$209,266	$—

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Operating activities
Net loss	$(959,648)	$(295,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,175	33,835
Stock-based compensation expense	147,906	189,839
Amortization of purchased intangible assets	13,226	38,057
Impairment of goodwill	438,611	—
Non-cash stock option exchange expense	217,940	—
Non-cash settlement costs	88,087	—
Non-cash restructuring costs	972	1,006
Non-cash development revenue	(508)	(4,500)
Loss on strategic investments, net	72	4,146
Changes in operating assets and liabilities:
Accounts receivable	(53,800)	(35,573)
Inventory	(38,507)	(5,921)
Prepaid expenses and other assets	(8,148)	4,517
Accounts payable	42,334	48,192
Accrued liabilities	76,407	37,437

Net cash provided by (used in) operating activities	(881)	15,550
Investing activities
Purchases of property and equipment, net	(17,811)	(48,690)
Purchases of strategic investments	(500)	(3,000)
Proceeds from sales of strategic investments	509	—
Net cash received (paid) in purchase transactions	(5,862)	839
Purchases of marketable securities	(4,220)	(84,300)
Proceeds from maturities of marketable securities	48,532	63,767
Proceeds from maturities of restricted marketable securities	46,019	—

Net cash provided by (used in) investing activities	66,667	(71,384)
Financing activities
Payments on debt and other obligations	(55,844)	(8,439)
Net proceeds from issuances of common stock	53,257	25,785
Proceeds from repayment of notes receivable from employees	681	636

Net cash provided by (used in) financing activities	(1,906)	17,982

Increase (decrease) in cash and cash equivalents	63,880	(37,852)
Cash and cash equivalents at beginning of year	389,555	403,758

Cash and cash equivalents at end of period	$453,435	$365,906

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.     Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) uses proprietary technologies and advanced design methodologies, to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications that enable broadband communications and networking of voice, video and data services for every major broadband communications market. The Company’s diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (“VoIP”) gateway and telephony systems; broadband network processors; and SystemI/ O™ server solutions.

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

      The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed March 31, 2003 with the Securities and Exchange Commission.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates the estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other contingencies. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

      The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

Inventory

      Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company provides inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations.

Stock-Based Compensation

      The Company has in effect several stock-based plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, the following table provides a pro forma illustration of the effect on the Company’s statements of operations data had the Company valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss — as reported	$(891,742)	$(129,418)	$(959,648)	$(295,485)
Add: Stock-based compensation expense included in net loss — as reported	383,282	85,026	454,894	189,839
Deduct: Stock-based compensation expense determined under fair value method	(347,471)	(258,400)	(563,446)	(510,573)

Net loss — pro forma	$(855,931)	$(302,792)	$(1,068,200)	$(616,219)

Net loss per share (basic and diluted) — as reported	$(3.08)	$(0.49)	$(3.39)	$(1.12)

Net loss per share (basic and diluted) — pro forma	$(2.95)	$(1.14)	$(3.77)	$(2.34)

      Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company’s stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying instruments.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Warranty

      The Company’s products typically carry a one to three year warranty. The Company provides reserves for estimated product warranty costs based on the Company’s historical warranty experience at the time revenue is recognized and for any known product warranty issues if a loss is probable and can be reasonably estimated.

Reclassifications

      Certain amounts in the 2002 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

      In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

2.     Supplementary Financial Information

Inventory

      The following table presents details of the Company’s inventory:

	June 30,	December 31,
	2003	2002

	(In thousands)
Work in process	$37,913	$15,125
Finished goods	47,087	30,911

	$85,000	$46,036

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$133,911	$(120,563)	$13,348	$131,470	$(110,038)	$21,432
Customer relationships	39,921	(39,921)	—	39,921	(39,106)	815
Customer contracts	1,620	(1,170)	450	1,620	(630)	990
Customer backlog	2,200	(2,200)	—	1,300	(1,300)	—
Other	2,939	(2,585)	354	2,939	(2,140)	799

Total	$180,591	$(166,439)	$14,152	$177,250	$(153,214)	$24,036

      In connection with the acquisition of assets of a business in the six months ended June 30, 2003, the Company recorded $2.4 million in completed technology and $0.9 million in customer backlog.

      At June 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $13.4 million, of which $6.7 million is expected to be amortized in the remainder of 2003 and $6.7 million is expected to be amortized in 2004. At June 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $0.8 million, all of which is expected to be amortized in the remainder of 2003.

Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2003	2002

	(In thousands)
Accrued taxes	$102,243	$89,370
Settlement costs payable	65,000	—
Accrued rebates	55,608	42,391
Restructuring liabilities, short-term	15,463	19,288
Deferred payments on fixed asset purchase	9,423	14,314
Other	42,759	38,753

	$290,496	$204,116

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Warranty Reserve

      The following table presents the details of the Company’s warranty reserve:

	June 30,	December 31,
	2003	2002

	(In thousands)
Beginning balance	$3,881	$5,663
Charged to costs and expenses	2,458	1,167
Charged to other expense	—	532
Payments	(255)	(3,481)

Ending balance	$6,084	$3,881

Computation of Net Loss Per Share

      The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator: Net loss	$(891,742)	$(129,418)	$(959,648)	$(295,485)

Denominator:
Weighted average shares outstanding	290,519	269,231	284,456	267,816
Less: Unvested common shares outstanding	(774)	(3,875)	(1,425)	(4,138)

Denominator for net loss per common share (basic and diluted)	289,745	265,356	283,031	263,678

Net loss per share (basic and diluted)	$(3.08)	$(0.49)	$(3.39)	$(1.12)

      Common share equivalents of 17,332,492 and 19,880,247 have been excluded from the diluted net loss per share calculation for the three months ended June 30, 2003 and 2002, respectively. Common share equivalents of 14,998,353 and 24,096,965 have been excluded from the diluted net loss per share calculation for the six months ended June 30, 2003 and 2002, respectively. These common share equivalents have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration is earned.

3.     Accounting for Contingent Consideration

      In connection with its acquisition of ServerWorks Corporation in 2001, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the quarter ended June 30, 2003. As a result, the Company issued or reserved for future issuance 1,984,144 shares of its Class A common stock and recorded an additional $27.2 million of goodwill, $13.8 million of stock-based compensation expense and $44.1 million of deferred compensation related to the satisfaction of such performance goals met during the quarter.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In connection with its acquisition of Mobilink Telecom, Inc. in 2002, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the quarter ended June 30, 2003. As a result, the Company issued or reserved for future issuance 1,501,251 shares of its Class A common stock and recorded an additional $24.1 million of goodwill, $2.7 million of stock-based compensation expense and $9.3 million of deferred compensation related to the satisfaction of such performance goals met during the quarter.

      The goodwill recorded in connection with the satisfaction of the performance goals noted above was determined to be impaired in the quarter ended June 30, 2003. See Note 9. No additional shares of Class A common stock remain reserved for future issuance in connection with contingent consideration.

4.     Income Taxes

      The Company recorded income tax expense of $6.7 million and $16.0 million for the three and six months ended June 30, 2003, respectively, and $4.9 million and $10.9 million for the three and six months ended June 30, 2002, respectively. The Company’s income tax expense for the three and six months ended June 30, 2003 and 2002, primarily reflects expected taxes on certain foreign subsidiaries. No income tax benefit has been recorded for domestic net operating losses for the three and six months ended June 30, 2003 and 2002 due to uncertainty regarding future realization of such benefits.

5.     Debt and Other Obligations

      The following is a summary of the Company’s debt and other obligations:

	June 30,	December 31,
	2003	2002

	(In thousands)
Bank credit facility	$45,000	$90,000
Payable to customer	8,800	17,600
Capitalized leases and other obligations payable in varying monthly installments at a weighted average interest rate of 5.39% per annum	3,826	5,870

	57,626	113,470
Less short-term debt and current portion of long-term debt	(57,626)	(112,258)

Long-term debt, less current portion	$—	$1,212

      The Company maintains a bank credit facility with an outstanding balance at June 30, 2003 of $45.0 million. The Company may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2003 the interest rate was 2.07%. A minimum of $45.0 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at June 30, 2003 was $46.2 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      At June 30, 2003 the Company’s debt also included a stipulated judgment payable to a customer with a remaining balance of $8.8 million to be paid in two installments, with the final installment due in November 2003, plus interest on any remaining unpaid principal balance at the rate of approximately 2.78% per annum.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

6.     Shareholders’ Equity

Comprehensive Loss

      The components of comprehensive loss, net of taxes, are as follows:

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Net loss	$(959,648)	$(295,485)
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net loss	137	—
Change in unrealized loss on investments	14	(6,134)
Translation adjustments	(29)	280

Total comprehensive loss	$(959,526)	$(301,339)

Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income, as reported in the unaudited condensed consolidated balance sheets, net of taxes, are as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
Accumulated unrealized loss on investments	$—	$(74)
Accumulated translation adjustments	410	320

Total accumulated other comprehensive income	$410	$246

7.     Employee Benefit Plans

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

      On May 5, 2003 the offer period ended and the Company accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, the Company issued 8,574,033 fully vested, non-forfeitable shares of the Company’s Class A common stock. The Company recorded stock-based compensation expense of approximately $162.3 million in the three months ended June 30, 2003 related to the issuance of such vested shares, based on the closing price of the Company’s Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares are included in the Company’s calculation of loss per share beginning in the three months ended June 30, 2003. Additionally, on May 5, 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase up to

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

19,039,280 shares of the Company’s Class A common stock will be granted to the affected employees on a date to be determined by the Company that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options will be the last reported trading price of the Company’s Class A common stock on the grant date. As of June 30, 2003 there were options to purchase 74,169,802 shares of Class A or Class B common stock outstanding. This amount does not include the up to 19,039,280 options that will be issued in the quarter ending December 31, 2003.

      Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions as set forth in the Company’s offer), divided by the closing price of the Company’s Class A common stock as reported on the Nasdaq National Market on May 5, 2003. The Company concluded that the consideration paid for the eligible options represented “substantial consideration” as required by Emerging Issues Task Force Issue No. 00-23, Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), as the offered value per vested option was at least the fair value for each eligible option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the eligible options using the Black-Scholes option-pricing model, the Company primarily used the following assumptions: (i) an expected life of approximately four years; (ii) a volatility of 70.0% during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option was $4.97.

      Certain of the Company’s employees held unvested eligible options that were previously assumed by the Company in connection with acquisitions that were accounted for using the purchase method of accounting. The Company had recorded deferred compensation with respect to those options based upon stock market valuations at the time of acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options, the Company was required to immediately accelerate the amortization of the related deferred compensation previously recorded. Consequently, the Company recorded a non-cash charge in the three months ended June 30, 2003 of approximately $55.6 million reflecting the acceleration from future periods of stock-based compensation expense.

      Variable accounting is not required under EITF 00-23 for eligible options subject to the offer that were not surrendered for cancellation, because: (i) the shares of Class A common stock offered as consideration for the surrendered options were fully vested and non-forfeitable and (ii) the number of shares to be received by an employee who accepted the offer was based on the number of surrendered eligible options multiplied by the offered value per vested option, divided by the fair value of the stock at the date of exchange.

      The Company further concluded that the “look back” and “look forward” provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, paragraph 45 did apply to the stock options surrendered for cancellation. As a result of the “look back” provision, variable accounting is required for approximately 193,575 of the Company’s outstanding stock options existing at the time of the offer. If any stock options are granted to participants in the offer within the six months following May 5, 2003, those stock options will also be subject to variable accounting. In the three months ended June 30, 2003 the Company recorded approximately $0.9 million of stock-based compensation related to these variable options.

      In addition to the non-cash charges, the Company incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

satisfying their portion of the payroll taxes, either through direct cash payment to the Company or through the sale of a portion of their new shares.

8.     Restructuring Costs

      From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan (the “2001 Restructuring Plan”) to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program that was implemented in the fourth quarter of 2002 (the “2002 Restructuring Plan”). The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. Approximately 510 and 160 employees were terminated across all of the Company’s business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by the Company. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. The Company recorded additional workforce reduction charges as restructuring costs of approximately $2.9 million during the six months ended June 30, 2003. Such costs were related to the 2002 Restructuring Plan.

      These restructuring costs were classified as operating expenses in the Company’s unaudited condensed consolidated statements of operations.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2002 Restructuring Plan		2001 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Restructuring liabilities at December 31, 2002	$1,544	$24,593	$—	$29,554	$55,691
Charged to expense	2,932	—	—	—	2,932
Non-cash costs	(972)	—	—	—	(972)
Cash payments	(3,360)	(2,407)	—	(6,447)	(12,214)

Restructuring liabilities at June 30, 2003.	$144	$22,186	$—	$23,107	$45,437

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

9.     Impairment of Goodwill

      During the three months ended June 30, 2003, the Company determined there were indicators of impairment for two of its reporting units, ServerWorks and mobile communications. The Company tested the goodwill of these reporting units for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting units with the reporting unit’s aggregate carrying value, including goodwill. The Company estimated the fair value of the these two reporting units as of June 2003 primarily using the income approach methodology of valuation that includes the discounted cash flow method. As a result of this comparison, the Company determined that the carrying value of the two reporting units exceeded their implied fair value as of June 2003. Accordingly, the Company performed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

charge of $438.6 million to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.

      With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment in the three months ended June 30, 2003 were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to the Company’s ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former ServerWorks stockholders and employees (see Note 3). As a result of the competitive pressures and design losses, the Company reduced its forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003. The Company is now pursuing strategies to reposition its ServerWorks business and develop alternative sources of revenue for that reporting unit.

      With respect to the mobile communications reporting unit, the primary factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Mobilink shareholders and employees in the three months ended June 30, 2003 (see Note 3), after that reporting unit had already been written down to its implied fair value in the three months ended December 31, 2002.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

Goodwill

(In thousands)
Balance as of December 31, 2002	$1,228,603
Goodwill recorded in connection with contingent consideration (Note 3)	51,315
Impairment losses	(438,611)

Balance as of June 30, 2003	$841,307

10.     Settlement Costs

      In May 2003 the Company completed a management transition at its ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks relating to agreements entered into when the Company acquired ServerWorks in January 2001, including issues and disputes with three departing employees. In connection with the settlement, in the three months ended June 30, 2003, the Company incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

      In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. In connection with the settlement agreement, the Company will pay Intel $60.0 million in cash, which payment will be made in two equal installments in the third and fourth quarters of 2003. Although the settlement was reached in August, the Company recorded a

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

one-time charge for the $60.0 million payment at June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

      The Company recorded an additional $5.0 million in settlement costs in the three months ended June 30, 2003 in connection with the settlement of other outstanding litigation.

      For a more detailed discussion of the Company’s outstanding litigation, see Note 11.

11.     Litigation

      Intellectual Property Proceedings. In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates, including the following litigation: Intel Corporation v. Broadcom Corporation, United States District Court for the District of Delaware, Civil Action No. 00-796 (RRM); Broadcom Corporation v. Intel Corporation, United States District Court for the Northern District of California, Case No. C-02-0637 WHA; Intel Corporation v. Broadcom Corporation, United States Court of Appeals for the Federal Circuit, Case No. 03-1308; Intel Corporation v. Altima Communications, Inc., United States District Court for the Eastern District of California, Case No. Civ S-99-2488 GEB GCH; Altima Communications, Inc. v. Intel Corporation, United States District Court for the Northern District of California, Case No. C-00-20994 JW; Altima Communications, Inc. and Broadcom Corporation v. International Trade Commission and Intel Corporation and Level One Communications, Inc., United States Court of Appeals for the Federal Circuit, Case No. 02-1110,1111; In the Matter of Certain Integrated Repeaters, Switches, Transceivers and Products Containing Same, United States International Trade Commission (“ITC”) No. 337-TA-435; and Intel Corporation v. Broadcom Corporation, United States District Court for the District of Delaware, Civil Action No. 03-CV-726 (SLR). Earlier in August 2003 the Company and Intel agreed to dismiss all claims and counterclaims in Broadcom Corporation v. Intel Corporation, United States District Court for the Eastern District of Texas, Civil Action No. 5:01CV302. For a detailed description of the Company’s legal proceedings with Intel that had commenced prior to the quarter ended June 30, 2003, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Note 7 of Notes to Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

      Under the settlement agreement, all claims and counterclaims in the pending proceedings will be dismissed with prejudice. The parties also entered into reciprocal releases covering all patent claims and certain other claims. In connection with the settlement, the Company will pay Intel $60.0 million in cash for the releases and dismissals by Intel of claims against the Company for past damages, which payment will be made in two equal installments in the third and fourth quarters of 2003. Although the settlement was reached in August, the Company recorded a one-time charge for the $60.0 million payment at June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that (i) the Company’s BCM3415 silicon tuner chip infringes Microtune’s U.S. Patent No. 5,737,035 relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to assert infringement by additional products, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Company’s infringement was willful. Judgment in this case is not yet final. In April 2003 the court denied the Company’s motions for judgment as a matter of law and issued a preliminary injunction. The court is still considering one of the Company’s post-trial motions for a new trial. In May 2003 Microtune filed a motion for contempt alleging that the Company’s next generation BCM3416 tuner violates the Court’s preliminary injunction against the BCM3415 tuner. The Company denied and has vigorously opposed Microtune’s contempt allegation, which will be heard by the Court in August 2003. Prior to trial, the parties stipulated to patent damages for an amount not to exceed approximately $1.5 million for the Company’s sales of allegedly infringing products prior to the date the preliminary injunction was issued. If the court denies the Company’s remaining post-trial motions, the court has the discretion to treble patent damages and to award attorneys’ fees to Microtune. The court may also consider Microtune’s motion to grant a permanent injunction against future infringement of the patent. The Company plans to appeal any adverse decision by the court.

      In July 2002 the Company filed a complaint in the United States District Court for the Eastern District of Texas against Microtune, Inc. and Microtune, L.P. asserting that Microtune (i) infringed one of the Company’s patents relating to tuner technology, (ii) induced the infringement of such patent, and (iii) contributorily infringed such patent. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement. In August 2002 Microtune filed an answer to the complaint denying the Company’s allegations and seeking a declaratory judgment that the Company’s patent in the suit was invalid, not infringed and unenforceable. In June 2003 the Company filed for reexamination of its patent with the U.S. Patent and Trademark Office (the “Patent Office”) and dismissed the lawsuit.

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

      In February 2003 Microtune, Inc. filed a complaint in the state District Court of Williamson County, Texas, asserting that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct. In April 2003 the Company removed the case from the state court to the United States District Court for the Western District of Texas. Microtune subsequently filed an amended complaint in the latter court that tracks the allegations of the state complaint. The parties have begun discovery, and trial is scheduled for September 2004.

      In March 2003 the Company filed a complaint in the ITC asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of the Company’s patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. In April 2003 the ITC voted to institute an investigation of certain power amplifier chips, broadband tuner chips, transceiver chips and products containing these chips imported into the United States by Microtune. The parties are

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

currently conducting discovery in this action. The ITC has set a date for an administrative hearing in November 2003.

      In May 2003 the Company filed a complaint against Microtune for declaratory judgment in the United States District Court for the Eastern District of Texas asserting that the Company’s next generation BCM3416 silicon tuner chip does not infringe Microtune’s 5,737,035 patent relating to tuner technology. Microtune answered the complaint in May 2003, and trial is scheduled to commence in June 2004.

      In May 2002 National Semiconductor Corporation filed a complaint against the Company in the United States District Court for the Eastern District of California asserting that the Company (i) infringed 11 National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induced the infringement of such patents, and (iii) contributorily infringed such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In July 2002 (and as amended in February 2003) the Company answered the complaint by denying National’s infringement allegations and filed counterclaims asserting that National (i) infringed five of the Company’s patents relating to high-speed networking, (ii) induced the infringement of such patents, and (iii) contributorily infringed such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that National’s patents were invalid and not infringed. In June 2003 the parties entered into a comprehensive settlement agreement and patent cross license, and dismissed all claims and counterclaims in their entirety. Other terms of the settlement were not disclosed.

      In November 2002 STMicroelectronics, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that the Company (i) infringes six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. In December 2002 (and as amended in March 2003) the Company answered the complaint by denying STMicroelectronics’ infringement allegations, and filed counterclaims asserting that STMicroelectronics (i) infringes five of the Company’s patents relating to high-speed communications, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against STMicroelectronics as well as the recovery of monetary damages, including treble damages for willful infringement. The Company also filed counterclaims seeking a declaratory judgment that STMicroelectronics’ patents are invalid and not infringed. In June 2003 the Company dropped one of its five patents from the suit and submitted it for reexamination with the Patent Office. The parties are currently conducting discovery in this action, and a Markman hearing is scheduled for September 2003. The court has not yet set a trial date.

      In May 2003 PCTel, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California asserting that the Company (i) infringes four PCTel patents relating to technology used in voice band modems, (ii) induces infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement. The Company answered the complaint by denying PCTel’s allegations, and filed counterclaims seeking a declaration that the Company does not infringe PCTel’s patents and/or that they are invalid. Discovery has not yet begun and no trial date has been set.

      In May 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Agere, Inc. asserting that Agere (i) infringes four of the Company’s patents relating to high speed communications and wireless technologies, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Agere as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The complaint also sought a declaratory judgment that the Company does not infringe

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

certain Agere patents. In July 2003 Agere answered the complaint by denying the Company’s allegations, and filed counterclaims alleging that the Company (i) infringes four Agere patents and (ii) induces the infringement of such patents. The counterclaims sought injunctive relief, monetary damages and attorneys’ fees, as well as a declaratory judgment that the Company’s patents are invalid and not infringed.

      Subsequently, in May 2003 Agere filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania asserting that the Company (i) infringes six Agere patents relating to wireless technologies and circuit designs, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2003 the Company answered the complaint by denying Agere’s allegations, and filed counterclaims asserting that Agere (i) infringes certain of the Company’s patents, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaims seek injunctive relief, monetary damages and attorneys’ fees, as well as a declaratory judgment that Agere’s patents are invalid and not infringed.

      In August 2003 the United States District Court for the Northern District of California granted the Company’s motion to dismiss or transfer its complaint and Agere’s counterclaims to the Eastern District of Pennsylvania. The Pennsylvania action is now the only pending suit between the parties. The parties are currently conducting discovery in this action. The court has not yet set a trial date.

      Although the Company believes that it has strong defenses to the claims of Microtune, STMicroelectronics, and Agere in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys’ fees and costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      Securities Litigation. From March through May 2001 the Company and several of its executive officers were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. This case is now in discovery. The Court has established a discovery cut-off in September 2003 and has set the case for a pre-trial conference in December 2003. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      In February 2002 an additional complaint was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and several of its executive officers entitled Arenson, et al. v. Broadcom Corp., et al. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the existing federal class action complaint. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously. The Court has established a discovery cut-off in November 2003 and has set the case for a pre-trial conference in February 2004. The Company anticipates that the schedule in this case will be coordinated with the federal class action case.

      From March through June 2001 the Company, the Company’s then directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      General. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2003 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is possible. The Company is unable to estimate the range of possible loss from litigation outstanding and unsettled as of the date of this Report, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements. For information regarding claims settled during the quarter ended June 30, 2003, see Note 10.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, forecasts of future operating results or market share, manufacturing capacity, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital and the results of pending and possible future litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

      We use proprietary technologies and advanced design methodologies, to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications that enable broadband communications and networking of voice, video and data services for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol, or VoIP, gateway and telephony systems; broadband network processors; and SystemI/ O™ server solutions.

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

      Net Revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 28.6% for the three months ended June 30, 2003 as compared with 22.8% for the three months ended June 30, 2002. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 30.2% for the six months ended June 30, 2003 as compared with 23.2% for the six months ended June 30, 2002. All of our revenue to date has been denominated in U.S. dollars.

      From time to time, our key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Hewlett-Packard(1)	15.5%	13.8%	14.9%	14.8%
Dell	11.8	11.5	11.3	10.9
Motorola	*	12.7	*	13.3
Cisco(2)	*	10.9	*	10.2
Five largest customers as a group	52.6	52.9	50.2	53.2

*	Less than 10% of net revenue

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002.

(2)	Includes sales to Linksys, which was acquired by Cisco in June 2003.

      We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2003 and for the foreseeable future. The companies that comprise our top customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes;

•	the position of our products in their respective life cycles;

•	the effects of competition and competitive pricing strategies;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	product warranty costs;

•	licensing and royalty arrangements; and

•	the mix of product revenue and development revenue.

      Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to six months or more, with an additional three to nine months or more before a customer commences volume production of equipment incorporating our products. Moreover, in light of the continuing significant economic slowdown in the technology sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

      Acquisition Strategy. A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue evaluating strategic opportunities as they arise, including business combination transactions, strategic partnerships, capital infusions and the purchase or sale of assets.

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

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the technology sector and the semiconductor industry or a continuation or an increase in severity of the existing significant economic slowdown or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments with less than a 20% voting interest are carried at the lower of cost or fair value. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, with losses limited to the extent of our investment in, advances and future commitments to and financial guarantees for the investee that create or may create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other expense in the statement of operations, when we believe an other- than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, and/or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values and which could require a future impairment charge.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. If, in the future, we realize a deferred tax asset, which currently has a valuation allowance, we will record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning in 2003, the accounting rules now require us to record any future provisions and charges at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates of amounts previously recorded.

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.7	55.6	53.7	55.9

Gross profit	45.3	44.4	46.3	44.1
Operating expense:
Research and development	28.2	44.4	29.7	45.6
Selling, general and administrative	12.5	15.7	12.6	16.3
Stock-based compensation	19.7	31.7	20.3	36.8
Amortization of purchased intangible assets	0.3	2.3	0.4	2.2
Impairment of goodwill	116.1	—	62.2	—
Stock option exchange	55.4	—	29.7	—
Settlement costs	47.2	—	25.3	—
Restructuring costs	0.6	—	0.4	1.0

Loss from operations	(234.7)	(49.7)	(134.3)	(57.8)
Interest income, net	0.3	1.3	0.5	1.4
Other income (expense), net	0.2	0.2	(0.0)	(0.9)

Loss before income taxes	(234.2)	(48.2)	(133.8)	(57.3)
Provision for income taxes	1.8	1.9	2.3	2.2

Net loss	(236.0)%	(50.1)%	(136.1)%	(59.5)%

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products. To a much lesser extent, our revenue also includes development revenue generated under development contracts, licenses of software and the provision of software support services and from licenses of system-level reference designs. Net revenue is revenue less provisions for returns and allowances. Net revenue for the three months ended June 30, 2003 was $377.9 million, an increase of $119.7 million or 46.3% as compared with net revenue of $258.2 million for the three months ended June 30, 2002. Net revenue for the six months ended June 30, 2003 was $705.3 million, an increase of $208.3 million or 41.9% as compared with net revenue of $497.0 million for the six months ended June 30, 2002.

      This increase in net revenue for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 resulted primarily from contributions in our emerging businesses and to a lesser extent renewed strength in our core businesses. In our emerging businesses, we saw revenue gains in direct broadcast satellite, digital subscriber line technologies, broadband processors, wireless local area networking and mobile communications. The strength in revenue from our core businesses was in PC controllers, enterprise network switching and servers, offset in part by a decrease in revenue from local area network equipment. We anticipate that net revenue in the third quarter of 2003 will be between approximately $400 million and $410 million. This would represent an increase of approximately 6% to 8% over the second quarter 2003 level.

      Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, and contracted development work. Gross profit for the three months ended June 30, 2003 was $171.0 million or 45.3% of net revenue, an increase of $56.4 million or 49.2% from gross profit of $114.6 million or 44.4% of net revenue for the three months ended June 30, 2002. Gross profit for the six months ended June 30, 2003 was $326.5 million or 46.3% of net revenue, an increase of $107.2 million or 48.9% from gross profit of $219.3 million or 44.1% of net revenue for the six months ended June 30, 2002.

      The increase in gross profit as a percentage of net revenue in the three and six months ended June 30, 2003 resulted primarily from lower amortization of purchased intangible assets and stock-based compensation expense, offset in part by stock-based compensation expense due to our stock option exchange and shifts in our product mix.

      Approximately $1.8 million and $3.3 million of stock-based compensation expense were included in cost of revenue for the three months ended June 30, 2003 and 2002, respectively. Approximately $4.5 million and $13.6 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended June 30, 2003 and 2002, respectively. Approximately $4.4 million and $6.7 million of stock-based compensation expense were included in cost of revenue for the six months ended June 30, 2003 and 2002, respectively. In addition, approximately $11.5 million of stock option exchange expense was included in cost of revenue for the three and six months ended June 30, 2003. Approximately $10.5 million and $26.8 million of amortization of purchased intangible assets were included in cost of revenue for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $13.4 million, of which $6.7 million and $6.7 million are expected to be amortized in the remainder of 2003 and 2004, respectively.

      We anticipate that gross profit will continue to be impacted by the non-cash amortization of acquisition-related charges. In addition, gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs, and possible future changes in product mix and the introduction of products with lower margins, among other factors.

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs, and facilities expenses. Research and development expense does not include amounts associated with stock-based compensation or stock option exchange expenses of employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for the three months ended June 30, 2003 was $106.4 million or 28.2% of net revenue, a decrease of $8.3 million or 7.3% as compared with research and development expense of $114.7 million or 44.4% of net revenue for the three months ended June 30, 2002. Research and development expense for the six months ended June 30, 2003 was $209.5 million or 29.7% of net revenue, a decrease of $16.9 million or 7.5% as compared with research and development expense of $226.4 million or 45.6% of net revenue for the six months ended June 30, 2002. The decrease in absolute dollars resulted primarily from a reduction in personnel related expenses as a result of the restructuring plan we began implementing in the fourth quarter of 2002, or the 2002 Restructuring Plan, which included workforce reductions. This was partially offset by a change in our employee compensation policies that was implemented in the three months ended June 30, 2003 that resulted in an increase in cash compensation to certain employees. Savings from our 2002 Restructuring Plan may be offset by certain strategic new hires in the future and any future acquisitions. In addition, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include amounts associated with stock-based compensation or stock option exchange expenses of administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for the three months ended June 30, 2003 was $47.4 million or 12.5% of net revenue, an increase of $6.8 million or 16.7% as compared with selling, general and administrative expense of $40.6 million or 15.7% of net revenue for the three months ended June 30, 2002. Selling, general and administrative expense for the six months ended June 30, 2003 was $88.7 million or 12.6% of net revenue, an increase of $7.6 million or 9.4% as compared with selling, general and administrative expense of $81.1 million or 16.3% of net revenue for the six months ended June 30, 2002. The increase in absolute dollars reflected higher legal costs and insurance, offset in part by lower expenditures for travel and entertainment, maintenance and supplies, and advertising costs. Selling, general and administrative costs for the three and six months ended June 30, 2003 also reflected cost savings from our 2002 Restructuring Plan which were partially offset by a change in our employee compensation policies that was implemented in the three months ended June 30, 2003 that resulted in an increase in cash compensation to certain employees. Savings from our 2002 Restructuring Plan may be offset by certain strategic new hires in the future and any future acquisitions. In addition, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of the volume of current litigation.

      Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is met. We recorded approximately $60.4 million and $60.5 million of deferred compensation for the three and six months ended June 30, 2003, respectively, related primarily to contingent consideration earned in connection with our acquisitions of ServerWorks and Mobilink. No deferred compensation was recorded for the three and six months ended June 30, 2002. Employee terminations for the six months ended June 30, 2003 and the full year ended December 31, 2002 resulted in the elimination of deferred compensation that is no longer amortized of approximately $24.9 million and $103.0 million, respectively.

      Stock-based compensation expense for the three months ended June 30, 2003 was $74.7 million or 19.7% of net revenue, a decrease of $7.0 million or 8.6% as compared with stock-based compensation expense of $81.7 million or 31.7% of net revenue for the three months ended June 30, 2002. Stock-based compensation expense for the six months ended June 30, 2003 was $143.5 million or 20.3% of net revenue, a decrease of $39.6 million or 21.6% as compared with stock-based compensation expense of $183.2 million or 36.8% of net revenue for the six months ended June 30, 2002. The decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and certain assumed options being fully amortized. Approximately $1.8 million and $3.3 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended June 30, 2003 and 2002, respectively. Approximately $4.4 million and $6.7 million of additional stock-based compensation expense were classified as cost of revenue for the six months ended June 30, 2003 and 2002, respectively. Approximately $88.1 million and $55.6 million of additional stock-based compensation expense were classified as settlement and stock option exchange offer costs, respectively for the three and six months ended June 30, 2003 and 2002. Approximately $0.7 million and $1.0 million of additional stock-based compensation expense were classified as restructuring costs for the three and six months ended June 30, 2003, respectively, resulting from an extension of the exercise period for vested stock options of the employees terminated in connection with our 2002 Restructuring Plan.

      Outstanding stock options assumed in certain acquisitions were subject to variable accounting and were revalued quarterly over their vesting periods until the earlier of (i) all of the performance goals had been met, (ii) the time period in which all of the performance goals may be met had lapsed, whether the goals had been satisfied or not, or (iii) the options were exercised. If any of the applicable options were forfeited, cancelled or expired, any related previously recorded stock-based compensation expense was reversed. In addition, if there was a decrease in our stock price at the end of each quarterly reporting period prior to the stock-based compensation charge becoming fixed, previously recorded stock-based compensation expense was reduced. In the three months ended June 30, 2003 all remaining performance goals were achieved for our acquisitions of ServerWorks and Mobilink. Therefore, variable accounting is no longer required for these assumed outstanding stock options. In the six months ended June 30, 2003 we recorded approximately $3.1 million in reversals and reductions of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. Due to the decrease in our stock price during the three and six months ended June 30, 2002, we recorded approximately $12.7 million and $9.1 million, respectively, in reversals and reductions of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. The reductions were based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeded the exercise price of the stock options on the respective grant dates. No additional shares of Class A common stock remain reserved for future issuance upon the attainment of future internal performance goals.

      Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets, excluding completed technology, for the three months ended June 30, 2003 was $1.2 million or 0.3% of net revenue, a decrease of $4.7 million or 80.1%, as compared with $5.9 million or 2.3% of net revenue for the three months ended June 30, 2002. The amortization of purchased intangible assets, excluding completed technology, for the six months ended June 30, 2003 was $2.7 million or 0.4% of net revenue, a decrease of $8.6 million or 76.0%, as compared with $11.3 million or 2.2% of net revenue for the six months ended June 30, 2002. The decrease was primarily a result of certain purchased intangible assets being fully amortized. At June 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $0.8 million, all of which is expected to be amortized in the remainder of 2003. In addition, approximately $4.5 million and $13.6 million of amortization of completed technology were classified as cost of revenue for the three months ended June 30, 2003 and 2002, respectively. Approximately $10.5 million and $26.8 million of amortization of completed technology were classified as cost of revenue for the six months ended June 30, 2003 and 2002, respectively.

      Impairment of Goodwill. During the three months ended June 30, 2003, we determined there were indicators of impairment for two of our reporting units, ServerWorks and mobile communications. We tested the goodwill of these reporting units for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting units with the reporting unit’s aggregate carrying value, including goodwill. We estimated the fair value of the these two reporting units as of June 2003 primarily using the income approach methodology of valuation that includes the discounted cash flow method. As a result of this comparison, we determined that the carrying value of the two reporting units exceeded their implied fair value as of June 2003. Accordingly, we performed the second step of the goodwill impairment test, which required us to compare the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. Based on this assessment, we recorded a charge of $438.6 million to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.

      With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment in the three months ended June 30, 2003 were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Server Works stockholders and employees (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the competitive pressures and design losses, we reduced our forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003. We are now pursuing strategies to reposition our ServerWorks business and develop alternative sources of revenue for that reporting unit.

      With respect to the mobile communications reporting unit, the primary factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Mobilink shareholders and employees in the three months ended June 30, 2003 (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), after that reporting unit had already been written down to its implied fair value in the three months ended December 31, 2002.

      Stock Option Exchange Offer. On April 7, 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 were eligible for tender at the commencement of the program, representing approximately 43.6% of our outstanding stock options as of the commencement date.

      On May 5, 2003 the offer period ended and we accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, we issued 8,574,033 fully vested, non-forfeitable shares of our Class A common stock and recorded stock-based compensation expense of approximately $162.3 million in the three months ended June 30, 2003 related to the issuance of such vested shares, based on the closing price of the our Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares are included in our calculation of loss per share beginning in the three months ended June 30, 2003. Additionally, on May 5, 2003 we accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase up to 19,039,280 shares of our Class A common stock will be granted to the affected employees on a date to be determined by us that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options will be the last reported trading price of our Class A common stock on the grant date. As of June 30, 2003 there were options to purchase 74,169,802 shares of Class A or Class B common stock outstanding. This amount does not include the up to 19,039,280 options that will be issued in the quarter ending December 31, 2003.

      Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions as set forth in our offer), divided by the closing price of our Class A common stock as reported on the Nasdaq National Market on May 5, 2003. We concluded that the consideration paid for the eligible options represented “substantial consideration” as required by Emerging Issues Task Force Issue No. 00-23 Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, as the offered value per vested option was at least the fair value for each eligible option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the eligible options using the Black-Scholes option-pricing model, we primarily used the following assumptions: (i) an expected life of approximately four years; (ii) a volatility of 70.0% during that expected life;

(iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option was $4.97.

      Certain of our employees held unvested eligible options that were previously assumed by us in connection with acquisitions that were accounted for using the purchase method of accounting. We had recorded deferred compensation with respect to those options based upon stock market valuations at the time of acquisition. To the extent those employees tendered, and we accepted for exchange and cancellation, such assumed eligible options, we were required to immediately accelerate the amortization of the related deferred compensation previously recorded. Consequently, we recorded a non-cash charge in the three months ended June 30, 2003 of approximately $55.6 million reflecting the acceleration from future periods of stock-based compensation expense.

      Variable accounting is not required under EITF 00-23 for eligible options subject to the offer that were not surrendered for cancellation, because: (i) the shares of Class A common stock offered as consideration for the surrendered options were fully vested and non-forfeitable and (ii) the number of shares to be received by an employee who accepted the offer was based on the number of surrendered eligible options multiplied by the offered value per vested option, divided by the fair value of the stock at the date of exchange.

      We further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN 44 did apply to the stock options surrendered for cancellation. As a result of the “look back” provision, variable accounting is required for approximately 193,575 outstanding stock options existing at the time of the offer. If any stock options are granted to participants in the offer within the six months following May 5, 2003, those stock options will also receive variable accounting. In the three months ended June 30, 2003 we recorded approximately $0.9 million of stock-based compensation related to these variable options.

      In addition to the non-cash charges, we incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to us or through the sale of a portion of their new shares.

      Settlement Costs. In May 2003 we completed a management transition at our ServerWorks subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks relating to agreements entered into when we acquired ServerWorks in January 2001, including issues and disputes with three departing employees. In connection with the settlement, in the three months ended June 30, 2003, we incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

      In August 2003 we agreed with Intel Corporation to settle all outstanding litigation between the companies as well as litigation involving their affiliates. In connection with the settlement agreement, we will pay Intel $60.0 million in cash, which payment will be made in two equal installments in the third and fourth quarters of 2003. Although the settlement was reached in August, we recorded a one-time charge for the $60.0 million payment at June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

      We recorded an additional $5.0 million in settlement costs in the three months ended June 30, 2003 in connection with the settlement of other outstanding litigations.

      See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Restructuring Costs. From the second quarter of 2001 through the third quarter of 2002, we implemented a plan, or the 2001 Restructuring Plan, to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring program, the 2002 Restructuring Plan, which was implemented in the fourth quarter of 2002. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 510 and 160 employees were terminated across all of our business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by us. We recorded restructuring costs totaling $2.2 million and $2.9 million for the three and six months ended June 30, 2003, respectively, for workforce reduction charges related to severance and fringe benefits. In the six months ended June 30, 2002 we recorded $4.8 million in restructuring costs, which consisted primarily of charges of $4.6 million for the consolidation of excess facilities and workforce reduction charges of $0.2 million related to severance and fringe benefits. Restructuring costs are classified as operating expense in the unaudited condensed consolidated statements of operations. We may record additional restructuring costs in the remainder of 2003 as we continue to implement the 2002 Restructuring Plan.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2002 Restructuring Plan		2001 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Restructuring liabilities at December 31, 2002	$1,544	$24,593	$—	$29,554	$55,691
Charged to expense	2,932	—	—	—	2,932
Non-cash costs	(972)	—	—	—	(972)
Cash payments	(3,360)	(2,407)	—	(6,447)	(12,214)

Restructuring liabilities at June 30, 2003.	$144	$22,186	$—	$23,107	$45,437

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

      The goal of our 2002 Restructuring Plan was to reduce our research and development and selling, general and administrative operating expenses, but we cannot assure that we will achieve future expense reductions and other benefits we anticipate. Anticipated savings from reduced headcount or facility consolidations have been and may in the future be mitigated by subsequent increases to headcount and subsequent facilities additions related to our operating requirements. In addition, in the second quarter of 2003 we implemented a change in our employee compensation policies, which increased our second quarter 2003 operating expense base by approximately $4.0 million over the first quarter 2003 level.

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. Interest income, net, for the three months ended June 30, 2003 was $1.3 million, or 0.3% of net revenue as compared with $3.3 million, or 1.3% of net revenue for the three months ended June 30, 2002. Interest income, net, for the six months ended June 30, 2003 was $3.5 million, or 0.5% of net revenue as compared with $6.8 million, or 1.4% of net revenue for the three months ended June 30, 2002. The decrease in 2003 resulted primarily from an overall decline in both our cash and investment balances and the interest rates thereon, offset in part by a decline in interest expense on lower average debt balances.

      Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other income, net, for the three months ended June 30, 2003 was $0.6 million or 0.2% of net revenue, an increase of $0.2 million as compared with $0.4 million or 0.2% of net revenue for the three months ended June 30, 2002. Other expense, net, for the six months ended June 30, 2003 was $47,000, a decrease of $3.9 million from other expense, net in the three months ended June 30, 2002. Included in the six months ended June 30, 2002 was a loss of approximately $4.1 million representing an other-than-temporary decline in the value of our strategic investments.

      Provision for Income Taxes. Although we recorded losses before income taxes for the three and six months ended June 30, 2003 and 2002, we recorded income tax expense of $6.7 million and $16.0 million for the three and six months ended June 30, 2003, respectively, and $4.9 million and $10.9 million for the three and six months ended June 30, 2002, respectively. Our income tax expense for the three and six months ended June 30, 2003 and 2002 primarily reflects expected taxes on certain foreign subsidiaries.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we have provided a full valuation allowance against our net deferred tax assets.

Recent Accounting Pronouncements

      In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires the primary beneficiary of a variable interest entity, or VIE, to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are currently reviewing our investments and other arrangements to determine whether any of its investee companies are VIEs. We do not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have not invested in any new VIEs created after January 31, 2003.

Liquidity and Capital Resources

      Working Capital and Cash and Marketable Securities on Hand. Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. Certain marketable securities are pledged as collateral against our bank credit facility and consequently are classified as restricted securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At June 30, 2003 we had $210.2 million in working capital, $494.8 million in cash, cash equivalents and short-term marketable securities and $21.7 million in long-term marketable securities (including restricted marketable securities). At December 31, 2002 we had $187.8 million in working capital, $502.7 million in cash, cash equivalents and short-term marketable securities and $40.2 million in long-term marketable securities.

      Our working capital increased in the six months ended June 30, 2003 primarily due to cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan and the maturity of certain long-term marketable securities.

      Cash Provided and Used in the Six Months Ended June 30, 2003 and 2002. Cash and cash equivalents increased to $453.4 million at June 30, 2003 from $389.6 million at December 31, 2002 as a result of cash provided by investing activities, offset in part by cash used in operating and financing activities.

      During the six months ended June 30, 2003 our operating activities used $0.9 million in cash. Although we had a net loss of $959.6 million, this amount was partially offset by $940.4 million in non-cash items and $18.3 million of changes in net operating assets and liabilities. Non-cash items included in net loss include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill, stock option exchange expense, certain settlement costs, certain restructuring charges and development revenue. During the six months ended June 30, 2002 operating activities provided $15.6 million in cash. Although we had a net loss of $295.5 million for the six months ended June 30, 2002, such amount included non-cash items aggregating $262.4 million resulting from depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring costs, losses on strategic investments and development revenue. In addition to the impact of non-cash items, operating activities in the six months ended June 30, 2002 also reflected increases in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory.

      Accounts receivable increased $54.7 million to $182.9 million during the six months ended June 30, 2003. The increase in accounts receivable resulted primarily from the increase in net revenue in the second quarter of 2003 to $377.9 million as compared with $295.5 million in the fourth quarter of 2002.

      Inventories increased $39.0 million to $85.0 million during the six months ended June 30, 2003. The increase in inventory was to support our increased revenue levels and entry into certain markets that require higher inventory levels.

      Investing activities provided cash of $66.7 million in the six months ended June 30, 2003, primarily as a result of $90.3 million in net proceeds received from the sale of marketable securities, offset in part by the purchase of $17.8 million of capital equipment to support our operations and the purchase of $5.9 million in net assets of a business. Our investing activities used cash in the amount of $71.4 million in the six months ended June 30, 2002, primarily as a result of $20.5 million in net purchases of marketable securities, the purchase of $48.7 million of capital equipment to support our operations and the purchase of $3.0 million of strategic investments.

      Our financing activities used $1.9 million in cash in the six months ended June 30, 2003, which was primarily the result of $55.8 million in payments on debt and other obligations, offset in part by $53.3 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan. Cash provided by financing activities was $18.0 million in the six months ended June 30, 2002, which was primarily the result of a $25.8 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $8.4 million in payments on debt and other obligations.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2003:

	Payment Obligations by Year

						There-
	2003	2004	2005	2006	2007	after	Total

	(Remaining
	Six Months)

	(In thousands)
Bank credit facility	$45,000	$—	$—	$—	$—	$—	$45,000
Payable to customer	8,800	—	—	—	—	—	8,800
Capital leases and other obligations	2,614	1,212	—	—	—	—	3,826
Operating leases	36,634	78,249	57,768	27,229	25,573	69,762	295,215
Restructuring liabilities	9,023	12,173	7,120	5,095	4,301	7,725	45,437
Purchase commitments	2,782	—	—	—	—	—	2,782

Total	$104,853	$91,634	$64,888	$32,324	$29,874	$77,487	$401,060

      We maintain a bank credit facility that had an outstanding balance at June 30, 2003 of $45.0 million. We may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2003 the interest rate was 2.07%. A minimum of $45.0 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at June 30, 2003 was $46.2 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      At June 30, 2003 our debt also included a stipulated judgment payable to a customer with a remaining balance of $8.8 million to be paid in two installments, with the final installment due in November 2003, plus interest on the unpaid principal balance remaining from time to time outstanding at the rate of approximately 2.78% per annum.

      Our capital leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 5.39% per annum through 2004.

      We received extended payment terms in connection with the purchase of certain engineering design tools with a remaining balance of $9.4 million at June 30, 2003.

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

      We had outstanding capital commitments totaling approximately $2.8 million as of June 30, 2003, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure. During the six months ended June 30, 2003 we spent approximately $17.8 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements to support our operations. We may finance these purchases through the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt or equity offerings, or a combination of any of these means.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisition opportunities;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	litigation expenses, settlements and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control and reduction efforts; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of current international conflicts and the general economic slowdown and related uncertainties.

      In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

      Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 as well as subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

The continuing worldwide economic slowdown, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

      Slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, broadband communications and related industries, the lingering effects of the war in Iraq, recent international conflicts and the events of September 11, 2001, and other terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. In addition, the lingering effects of the recent outbreak of severe acute respiratory syndrome, or SARS, and a recurrence of SARS or the outbreak of a new public health emergency could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services and to delay and lengthen sales cycles. We cannot predict the timing, strength and duration of any economic recovery, worldwide or in the broadband communications markets. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

      Additionally, we are beginning to derive a larger portion of our product revenue from emerging markets such as wireless networking, cellular, digital subscriber line or DSL, direct broadcast satellite and personal video recording. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams and the sustainability of such emerging markets.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman and Chief Technical Officer Henry Samueli, Ph.D., our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross and certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. In January 2003 one of our co-founders, Henry T. Nicholas III, Ph.D., resigned from his positions as President and Chief Executive Officer and decided not to stand for re-election to our Board of Directors at our 2003 Annual Meeting of Shareholders. Mr. Ross, who was serving as our Chief Operating Officer at the time of Dr. Nicholas’ resignation, assumed the responsibilities of President and Chief Executive Officer. We are conducting a search for a successor Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Ross or if we lose the services of Mr. Ross prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor Chief Executive Officer, and the adjustment to any changes implemented by such Chief Executive Officer, will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly senior managers, digital circuit designers, RF and mixed-signal circuit designers, software engineers and systems applications engineers. Competition for these employees is intense, and it may be more difficult to attract personnel prior to hiring a successor to Mr. Ross. Stock options generally comprise a significant portion of our compensation packages for all employees, and the substantial decline in the price of our Class A common stock over the past two years may make it more difficult for us to attract and retain key employees. In April and May 2003 we conducted a stock option exchange offer for the purpose of improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of such employees.

      We have also modified our compensation policies by increasing cash compensation to certain employees. A continuation of this shift in our compensation policies is likely to lead to increased operating expenses. We cannot be certain that the changes in our cash compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations. Further, our recent workforce reductions could adversely impact our ability to respond rapidly to growth opportunities.

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

      Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be competitors and/or may be involved in litigation with us, and, accordingly, may not supply this information to us on a timely basis, if at all. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from such product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment that incorporates our products will ever be commercially successful.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks business unit may not be successful.

      Our ServerWorks business unit has recently experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. These design losses led us to reduce our forecasts of future operating results for this business unit for periods beginning as early as the second quarter of 2004, with the expectation of future loss of market share for this business. We are now pursuing strategies to reposition ServerWorks and to develop alternative sources of revenue for the business unit. We cannot assure you that these strategies will be successful. If they are not successful, or if revenues from our other businesses do not grow as expected, our revenue or revenue growth rate and results of operations may be adversely affected.

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

      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network processors; and SystemI/ O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, we are dependent on competitors for information for the timely development of next-generation products, and such information may not always be given to us on a timely basis, if at all. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have recently experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, OEMs who purchase PC components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

As our international business expands, our operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 28.6% and 30.2% of our net revenue for the three and six months ended June 30, 2003, respectively, was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Canada, Belgium, the United Kingdom, the Netherlands, India, Israel, Taiwan and China. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many inherent risks, including but not limited to:

•	acts of war, terrorism and international conflicts;

•	political, social and economic instability;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

      We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

      Additionally, our operations may be impacted by SARS-related factors, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If SARS recurs or spreads to other areas, or other similar public health emergencies arise, our international sales and operations could be harmed.

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

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, any litigation required to defend such claims against us could result in significant costs and diversion of management and personnel resources.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other parties may obtain, use or disclose our technologies and processes. We have received 350 U.S. patents and have filed approximately 1,850 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard (including sales to Compaq, which was acquired by Hewlett-Packard in May 2002) and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 15.5% and 11.8%, respectively, of our net revenue for the three months ended June 30, 2003. Sales to Hewlett-Packard (including sales to Compaq) and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 14.9% and 11.3%, respectively, of our net revenue for the six months ended June 30, 2003. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 50.2% of our net revenue for the six months ended June 30, 2003 as compared with 52.3% of our net revenue in fiscal 2002 and 53.2% for the six months ended June 30, 2002. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

      A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2003 we acquired 22 companies and certain assets of two other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 transactions in which we used the purchase method of accounting, we recorded goodwill in the aggregate amount of approximately $4.592 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 141, Business Combinations and SFAS 142. In accordance with SFAS 142 we recorded a goodwill impairment charges of $438.6 million during the three months ended June 30, 2003 and $1.241 billion in the three months ended December 31, 2002 to write down the value of goodwill associated with certain of our purchase transactions. We may incur additional goodwill impairment charges in the future. In addition, in connection with these acquisitions we incurred deferred compensation charges generally related to the assumption of stock options and restricted shares in the aggregate amount of approximately $1.683 billion, which is being amortized over the period during which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions. Any of these events could cause the price of our Class A common stock to decline.

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, if we issue equity or convertible debt securities in connection with an acquisition, the issuance may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as the decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. Moreover, it may be difficult for us to successfully integrate any acquired businesses, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

We depend on six independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

      We do not own or operate a fabrication facility. Six outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. A recurrence of the recent outbreak of SARS, or the occurrence of another public health emergency, in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of the foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we would need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes requalified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

      Because we rely on outside foundries with limited capacity, we face several significant risks, including:

•	a lack of ensured wafer supply and potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

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

      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use six independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured on a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

      Some of our acquired companies have established relationships with foundries other than our six main foundries, and we are currently using these other foundries to produce the initial products of these acquired companies. We may utilize such foundries for other products in the future. In using new foundries, we will be subject to all of the risks described in the foregoing paragraphs with respect to our current foundries.

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

      We do not own or operate an assembly or test facility. Six third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could increase our manufacturing, assembly or testing costs. We do not have long-term agreements with any of these subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could materially and adversely affect our business, financial condition or results of operations.

      We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. Even if we use these new subcontractors, we will continue to be subject to all of the risks described in the foregoing paragraph.

We may experience difficulties in implementing or enhancing our new information system.

      We implemented a new enterprise resource planning, or ERP, information system to manage our business operations during the quarter ended June 30, 2003 and are in the process of enhancing this new system. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. For example, such disruptions could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, and supply chain processes within the new ERP system. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock.

We may seek to raise additional capital through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, or at all.

      We believe that our existing cash, cash equivalents and investments, and proceeds received from the exercise of stock options will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We believe we could raise these funds by selling more equity or debt securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

Three of the six primary independent foundries upon which we rely to manufacture substantially all of our current products and our California facilities are located in regions that are subject to earthquakes and other natural disasters.

      Two of the six outside foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such outside foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in Taiwan or Japan could materially disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $9.52 and as high as $53.35 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	loss of market share in any of our core markets;

•	general economic and political conditions and specific conditions in semiconductor industry and the broadband communications markets;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in accounting rules; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

      The Financial Accounting Standards Board has recently announced its tentative decision to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes, effective in 2004. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula, such as Black-Scholes, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices.

      Various government export regulations apply to the encryption or other features contained in some of our products. We have applied for and received a number of export licenses and have made a number of other required filings under these export regulations and continue to do so as necessary. In connection with the implementation of our comprehensive export compliance program, we discovered that we had inadvertently failed to file certain export applications and notices. We made the required filings and certain related disclosures to the appropriate government regulators, and have obtained permission to continue exporting the affected products without penalty or fine.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of July 31, 2003 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 22.4% of our outstanding common stock and held 68.8% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of July 31, 2003 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 21.1% of our outstanding common stock and held 67.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions, without the approval of one or both of these two shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock. Such actions and transactions could give our shareholders the opportunity to receive a higher price for their shares than the market price that would prevail in the absence of such actions and transactions.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.

      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our co-founders’, directors’ and officers’ ownership of a majority of the Class B common stock, and the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for this stock. These factors may also materially and adversely affect voting and other rights of the holders of our common stock and the market price of our Class A common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2003 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, county and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of June 30, 2003 the carrying and fair value of these investments were $16.8 million. These investments are sensitive to changes in interest rates. At June 30, 2003, marketable debt securities with a carrying value of $46.2 million and a fair value of $46.8 million were pledged as collateral for a bank credit facility.

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Included in our portfolio are equity investments in a publicly traded company. We recorded losses of $0.1 million during the three months ended June 30, 2003 related to this publicly held investment. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We recorded losses of $4.1 million during the six months ended June 30, 2002 related to these privately held investments. As of June 30, 2003 the carrying and fair value of these investments was $7.3 million.

      Our debt consists of a bank credit facility that had an outstanding balance at June 30, 2003 of $45.0 million, a stipulated judgment payable to a customer with a remaining balance of $8.8 million, and capital leases and other obligations in the amount of $3.8 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At June 30, 2003 the interest rate on the credit facility was 2.07%. A minimum of $45.0 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at June 30, 2003 was $46.2 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

      The remaining balance of the stipulated judgment will be paid in two installments, with the final installment due in November 2003, plus interest on any remaining unpaid principal balance at the rate of approximately 2.78% per annum.

      Our capital leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 5.39% per annum through 2004.

      The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the stipulated judgment, we do not believe these instruments are subject to significant interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of June 30, 2003 and December 31, 2002 were as follows:

	Carrying					Fair
	Amount at	Maturity				Value at
	June 30,					June 30,
	2003	2003	2004	2005	Thereafter	2003

	(In thousands, except interest rates)
Investments
Marketable debt securities	$16,786	$7,531	$5,035	$2,002	$2,218	$16,809
Weighted average interest rate	2.54%	2.73%	2.71%	1.98%	1.98%
Restricted marketable debt securities	$46,235	$15,748	$24,785	$5,702	$—	$46,848
Weighted average interest rate	2.68%	2.82%	2.50%	3.05%	—

	Carrying
	Amount at	Maturity				Fair Value at
	December 31,					December 31,
	2002	2003	2004	2005	Thereafter	2002

	(In thousands, except interest rates)
Investments
Cash equivalents	$5,531	$5,531	$—	$—	$—	$5,531
Weighted average interest rate	1.38%	1.38%	—	—	—
Marketable debt securities	$61,098	$56,031	$5,067	$—	$—	$61,419
Weighted average interest rate	4.54%	4.71%	2.71%	—	—
Restricted marketable debt securities	$92,254	$57,117	$29,384	$5,753	$—	$93,415
Weighted average interest rate	3.47%	3.99%	2.53%	3.05%	—
Debt
Capital leases and other obligations	$5,870	$4,658	$1,212	$—	$—	$5,870
Weighted average interest rate	5.31%	4.66%	7.80%	—	—

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2003.

      We implemented a new enterprise resources planning, or ERP, information system to manage our business operations during the quarter ended June 30, 2003 and are in the process of enhancing this new system. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

      There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (other than the implementation of our new ERP information system) during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      The information set forth under Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.     Changes in Securities and Use of Proceeds

      In April and June 2003, in connection with our prior acquisition of Mobilink Telecom, Inc., we issued 372,474 and 1,121,027 shares of our Class A common stock, respectively, to the former shareholders of Mobilink. These shares were issued upon the attainment of certain internal performance goals.

      In May 2003, in connection with our prior acquisition of ServerWorks Corporation in January 2001, we issued 819,739 shares of our Class A common stock to the former stockholders of ServerWorks. These shares were issued upon the attainment of certain internal performance goals.

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

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The 2003 Annual Meeting of Shareholders of the Company was held May 21, 2003.

      (b) At the 2003 Annual Meeting, the Shareholders elected each of the following nominees as directors, to serve on the Company’s Board of Directors until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

George L. Farinsky	135,966,391	65,479,262	654,792,620	790,759,011
John Major	135,974,143	65,479,262	654,792,620	790,766,763
Alan E. Ross	140,976,073	65,479,262	654,792,620	795,768,693
Henry Samueli	140,119,957	65,480,526	654,805,260	794,925,217
Werner F. Wolfen	135,963,763	65,480,526	654,805,260	790,769,023

      (c) At the 2003 Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

(1) To approve an amendment to the Company’s Bylaws, as previously amended and restated, to increase the authorized number of directors on the Board from a range of four (4) to seven (7) directors to a range of five (5) to nine (9) directors.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	139,130,665	65,504,703	655,047,030	794,177,695
Against	3,444,149	1,955	19,550	3,463,699
Abstain	1,355,528	1,635	16,350	1,371,878

(2) To approve an amendment to the Company’s 1998 Stock Incentive Plan, as previously amended and restated, to increase the number of shares of Class A common stock reserved for issuance under the plan by 13,000,000 shares.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	23,050,209	65,336,166	653,361,660	676,411,869
Against	57,527,833	70,059	700,590	58,228,423
Abstain	1,476,392	1,705	17,050	1,493,442

(3) To approve an amendment to the Company’s 1998 Employee Stock Purchase Plan, as previously amended and restated, to (i) revise the automatic annual share increase provision of the plan so that the increment by which the number of shares of Class A common stock reserved for issuance under the plan is augmented on the first trading day of January in each calendar year will increase from .25% to 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year and (ii) increase the limitation on the automatic annual share increase provision to 3,000,000 shares per year.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	68,134,151	65,376,253	653,762,530	721,896,681
Against	12,458,986	29,959	299,590	12,758,576
Abstain	1,461,297	1,718	17,180	1,478,477

(4) To approve the discretionary stock option grants made under the 1998 Stock Incentive Plan on February 10, 2003 to George L. Farinsky and Werner F. Wolfen, each of whom is a non-employee member of the Board.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	25,527,532	65,253,314	652,533,140	678,060,672
Against	54,942,261	152,921	1,529,210	56,471,471
Abstain	1,584,641	1,695	16,950	1,601,591

(5) To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	139,795,673	65,505,460	655,054,600	794,850,273
Against	2,737,483	1,236	12,360	2,749,843
Abstain	1,397,186	1,597	15,970	1,413,156

Item 5.     Other Information

      In August 2003 the Company and Intel Corporation entered into a comprehensive cross-license agreement covering patents owned or controlled by either party or its subsidiaries, and having a first effective filing date, at any time through August 7, 2008. Under the agreement, products of each party and its subsidiaries are licensed under the patents of the other for the respective lives of the patents. All existing products of each party are licensed by the other. (Certain products of ServerWorks Corporation, a subsidiary of the Company, are licensed under a pre-existing cross license agreement between ServerWorks and Intel). Certain proprietary products of each party are not licensed to the other, but the Company does not believe that the license exceptions are material to its business as currently conducted or planned. No fees or royalties are payable by either party with respect to its business as currently conducted or planned.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10.1	1998 Stock Incentive Plan as amended and restated July 18, 2003 (with Addendum for Employees in Israel).
10.1.1	1998 Stock Incentive Plan form of Stock Option Agreement.
10.1.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.
10.2	1999 Special Stock Option Plan as amended and restated July 18, 2003.
10.2.1	1999 Special Stock Option Plan form of Stock Option Agreement.
10.3*	Third Amendment to Product Purchase Agreement dated as of January 1, 2003 between the registrant and General Instrument Corporation.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

      (b) Reports on Form 8-K.

      We filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

(i) Form 8-K filed April 7, 2003 announcing an employee stock option exchange program (Item 5).

(ii) Form 8-K filed April 16, 2003 reporting first quarter 2003 earnings (Item 12).

(iii) Form 8-K filed May 2, 2003 announcing the completion of the ServerWorks management transition and settlement (Item 5).

(iv) Form 8-K filed June 2, 2003 announcing an appointment to the Board of Directors (Item 9).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

August 11, 2003

EXHIBIT INDEX

Number	Exhibit Title

10.1	1998 Stock Incentive Plan as amended and restated July 18, 2003 (with Addendum for Employees in Israel).
10.1.1	1998 Stock Incentive Plan form of Stock Option Agreement.
10.1.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.
10.2	1999 Special Stock Option Plan as amended and restated July 18, 2003.
10.2.1	1999 Special Stock Option Plan form of Stock Option Agreement.
10.3*	Third Amendment to Product Purchase Agreement dated as of January 1, 2003 between the registrant and General Instrument Corporation.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.