Form 10-Q
period 2003-09-30
BROADCOM CORP
filed 2003-11-07
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23993

Broadcom Corporation

(Exact name of registrant as specified in its charter)\

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

     As of October 31, 2003 the registrant had 235,192,063 shares of Class A common stock, $0.0001 par value, and 67,640,073 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Broadcom®, the pulse logo, ServerWorks™ and SystemI/O™ are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks mentioned are the property of their respective owners.

© 2003 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$468,969	$389,555
Short-term marketable securities	26,294	56,031
Short-term restricted marketable securities	10,016	57,117
Accounts receivable, net	193,061	128,215
Inventory	77,256	46,036
Prepaid expenses and other current assets	61,648	44,830

Total current assets	837,244	721,784
Property and equipment, net	153,006	177,557
Long-term marketable securities	22,840	5,067
Long-term restricted marketable securities	17,394	35,137
Goodwill	841,307	1,228,603
Purchased intangible assets, net	9,601	24,036
Other assets	9,347	23,969

Total assets	$1,890,739	$2,216,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,435	$168,236
Wages and related benefits	46,660	34,278
Deferred revenue	5,140	15,129
Accrued liabilities	258,430	204,116
Short-term debt and current portion of long-term debt	27,297	112,258

Total current liabilities	524,962	534,017
Commitments and contingencies Long-term restructuring liabilities	27,108	36,403
Long-term debt, less current portion	—	1,212
Shareholders’ equity:
Common stock	30	28
Additional paid-in capital	8,024,409	7,698,399
Notes receivable from employees	(12,036)	(12,847)
Deferred compensation	(121,863)	(454,890)
Accumulated deficit	(6,552,361)	(5,586,415)
Accumulated other comprehensive income	490	246

Total shareholders’ equity	1,338,669	1,644,521

Total liabilities and shareholders’ equity	$1,890,739	$2,216,153

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands, except per share data)
Net revenue	$425,633	$290,000	$1,130,976	$787,003
Cost of revenue (a)	217,708	161,627	596,581	439,326

Gross profit	207,925	128,373	534,395	347,677
Operating expense:
Research and development (b)	110,282	118,338	319,783	344,759
Selling, general and administrative (b)	50,076	42,359	138,808	123,440
Stock-based compensation	73,191	80,453	216,725	263,613
Amortization of purchased intangible assets	492	5,904	3,192	17,154
Impairment of goodwill	—	—	438,611	—
Stock option exchange	—	—	209,266	—
Settlement costs	—	3,000	178,302	3,000
Restructuring costs	—	27,043	2,932	31,865

Loss from operations	(26,116)	(148,724)	(973,224)	(436,154)
Interest income, net	1,481	3,109	4,981	9,862
Other income (expense), net	25,000	(31,596)	24,953	(35,515)

Income (loss) before income taxes	365	(177,211)	(943,290)	(461,807)
Provision for income taxes	6,663	6,049	22,656	16,938

Net loss	$(6,298)	$(183,260)	$(965,946)	$(478,745)

Net loss per share (basic and diluted)	$(.02)	$(.68)	$(3.36)	$(1.80)

Weighted average shares (basic and diluted)	297,312	270,104	287,791	265,820

(a) Cost of revenue includes the following:
Stock-based compensation expense	$1,103	$3,243	$5,475	$9,922
Amortization of purchased intangible assets	4,058	14,612	14,584	41,419
Stock option exchange expense	—	—	11,454	—

	$5,161	$17,855	$31,513	$51,341

(b) Stock-based compensation expense is excluded from the following:
Research and development expense	$66,363	$57,772	$180,623	$182,565
Selling, general and administrative expense	6,828	22,681	36,102	81,048

	$73,191	$80,453	$216,725	$263,613

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$—	$4,762	$815	$14,826
Selling, general and administrative expense	492	1,142	2,377	2,328

	$492	$5,904	$3,192	$17,154

Stock option exchange expense is excluded from the following:
Research and development expense	$—	$—	$164,798	$—
Selling, general and administrative expense	—	—	44,468	—

	$—	$—	$209,266	$—

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
Operating activities
Net loss	$(965,946)	$(478,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,129	51,626
Stock-based compensation expense	222,200	273,535
Amortization of purchased intangible assets	17,776	58,573
Impairment of goodwill	438,611	—
Non-cash stock option exchange expense	217,940	—
Non-cash settlement costs	88,087	—
Non-cash restructuring costs	972	4,140
Non-cash development revenue	(508)	(4,700)
(Gain) loss on strategic investments, net	(22,041)	35,602
Changes in operating assets and liabilities:
Accounts receivable	(63,956)	(63,216)
Inventory	(30,763)	(15,603)
Prepaid expenses and other assets	(24,611)	(11,487)
Accounts payable	19,199	85,947
Other accrued liabilities	54,275	41,374

Net cash provided by (used in) operating activities	3,364	(22,954)
Investing activities
Purchases of property and equipment, net	(36,014)	(28,808)
Purchases of strategic investments	(1,000)	(3,250)
Proceeds from sales of strategic investments	29,152	3,695
Net cash received (paid) in purchase transactions	(5,862)	839
Purchases of marketable securities	(45,605)	(88,800)
Proceeds from maturities of marketable securities	122,413	106,341

Net cash provided by (used in) investing activities	63,084	(9,983)
Financing activities
Payments on debt and other obligations	(86,173)	(10,102)
Net proceeds from issuances of common stock	98,328	30,384
Proceeds from repayment of notes receivable from employees	811	1,365

Net cash provided by financing activities	12,966	21,647

Increase (decrease) in cash and cash equivalents	79,414	(11,290)
Cash and cash equivalents at beginning of year	389,555	403,758

Cash and cash equivalents at end of period	$468,969	$392,468

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Inventory

     Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company establishes inventory allowances based on estimates of excess and obsolete inventories. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations.

Stock-Based Compensation

     The Company has in effect several stock-based plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors, and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Options granted to non-employees, as defined under SFAS 123, have been accounted for at fair market value in accordance with SFAS 123.

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, the following table provides a pro forma illustration of the effect on net loss and net loss per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands, except per share data)
Net loss — as reported	$(6,298)	$(183,260)	$(965,946)	$(478,745)
Add: Stock-based compensation expense included in net loss — as reported	74,294	83,831	529,199	273,670
Deduct: Stock-based compensation expense determined under fair value method	(335,418)	(314,939)	(898,864)	(825,511)

Net loss — pro forma	$(267,422)	$(414,368)	$(1,335,611)	$(1,030,586)

Net loss per share (basic and diluted) — as reported	$(.02)	$(.68)	$(3.36)	$(1.80)

Net loss per share (basic and diluted) — pro forma	$(.90)	$(1.53)	$(4.64)	$(3.88)

     In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company’s stock price. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over their respective vesting periods.

Warranty

     The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs based on its historical warranty experience at the time revenue is recognized and for any known product warranty issues if a loss is probable and can be reasonably estimated.

Reclassifications

     Certain amounts in the 2002 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

     In November 2002 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s results of operations or financial position.

     In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted in periods ending after December 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. During the three months ended September 30, 2003, the Company reviewed its investments and other arrangements to determine whether any of its investee companies are VIEs and none were identified. The maximum write-off exposure of any investment that is determined to be in a variable interest entity is limited to the amount invested.

2. Supplementary Financial Information

Inventory

     The following table presents details of the Company’s inventory:

	September 30,	December 31,
	2003	2002

	(In thousands)

Work in process	$30,912	$15,125
Finished goods	46,344	30,911

	$77,256	$46,036

Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangible assets:

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

			(In thousands)
Completed technology	$133,911	$(124,621)	$9,290	$131,470	$(110,038)	$21,432
Customer relationships	39,921	(39,921)	—	39,921	(39,106)	815
Customer contracts	1,620	(1,440)	180	1,620	(630)	990
Customer backlog	2,200	(2,200)	—	1,300	(1,300)	—
Other	2,939	(2,808)	131	2,939	(2,140)	799

Total	$180,591	$(170,990)	$9,601	$177,250	$(153,214)	$24,036

     In connection with the acquisition of assets of a business in the three months ended March 31, 2003, the Company recorded $2.4 million in completed technology and $0.9 million in customer backlog. No other asset or business acquisitions were made in the nine months ended September 30, 2003.

     At September 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was $9.3 million, of which $2.6 million and $6.7 million is expected to be amortized in the remainder of 2003 and in 2004, respectively.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     At September 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $0.3 million, all of which is expected to be amortized in the remainder of 2003.

Accrued Liabilities

     The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2003	2002

	(In thousands)
Accrued taxes	$104,168	$89,370
Accrued rebates	54,543	42,391
Settlement costs payable	30,000	—
Restructuring liabilities, short-term	13,992	19,288
Deferred payments on fixed asset purchase	4,703	14,314
Other	51,024	38,753

	$258,430	$204,116

Warranty Reserve

     The following table presents details of the Company’s warranty reserve:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Beginning balance	$3,881	$5,663
Charged to costs and expenses	3,745	1,699
Payments	(966)	(3,481)

Ending balance	$6,660	$3,881

Computation of Net Loss Per Share

     The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands, except per share data)
Numerator: Net loss	$(6,298)	$(183,260)	$(965,946)	$(478,745)
Denominator:
Weighted average shares outstanding	297,776	273,502	288,896	269,711
Less: Unvested common shares outstanding	(464)	(3,398)	(1,105)	(3,891)

Denominator for net loss per common share (basic and diluted)	297,312	270,104	287,791	265,820

Net loss per share (basic and diluted)	$(.02)	$(.68)	$(3.36)	$(1.80)

     If the Company had reported net income for the three months ended September 30, 2003 and 2002, additional common share equivalents of 22,623,088 and 15,998,487, respectively, would have been included in the denominator for net loss per common share (basic and diluted) noted in the table above. Common share equivalents of 17,539,932 and 21,397,472 would have been included in the denominator for net loss per common share (basic and diluted) noted in the table above for the nine months ended September 30, 2003 and 2002, respectively, had the Company reported net income in those periods. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration is earned.

     At September 30, 2003 the common share equivalents included above were calculated based on options to purchase 71,332,954 shares of Class A or Class B common stock outstanding at a weighted average exercise price of $18.20 per share. This amount does not include the options to purchase up to 19,039,280 shares that will be granted in the three months ending December 31, 2003 in connection with the Company’s stock option exchange offer. See Note 8.

3. Accounting for Contingent Consideration

     In connection with its acquisition of ServerWorks Corporation in 2001, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the three months ended June 30, 2003. As a result, the Company issued or reserved for future issuance 1,984,144 shares of its Class A common stock and recorded an additional $27.2 million of goodwill, $13.8 million of stock-based compensation expense and $44.1 million of deferred compensation related to the satisfaction of such performance goals.

     In connection with its acquisition of Mobilink Telecom, Inc. in 2002, the Company reserved shares of its Class A common stock for future issuance upon the attainment of certain future internal performance goals. The final performance goals were met in the three months ended June 30, 2003. As a result, the Company issued or reserved for future issuance 1,501,251 shares of its Class A common stock and recorded an additional $24.1 million of goodwill, $2.7 million of stock-based compensation expense and $9.3 million of deferred compensation related to the satisfaction of such performance goals.

     The goodwill recorded in connection with the satisfaction of the performance goals noted above was determined to be impaired in the three months ended June 30, 2003. See Note 9. No additional shares of common stock remain reserved for future issuance in connection with contingent consideration.

4. Strategic Investments

     During the three months ended September 30, 2003, the Company performed impairment analyses and recorded impairment charges for certain of its strategic investments in privately held companies in the amount of $2.3 million, representing other-than-temporary declines in the value of these investments. The Company also received proceeds of approximately $28.6 million in the three months ended September 30, 2003 from the sale of two of its investments. The Company realized a gain on the sale of one of its investments in a privately held company of approximately $24.4 million. That investment was previously written down by $24.1 million during the three months ended September 30, 2002, representing an other-than-temporary decline in the value of that investment at the time. These gains and charges were included, as appropriate, in other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002. The remaining carrying value of all the Company’s strategic investments was approximately $1.3 million at September 30, 2003.

5. Income Taxes

     The Company recorded income tax expense of $6.7 million and $6.0 million for the three months ended September 30, 2003 and 2002, respectively, and $22.7 million and $16.9 million for the nine months ended September 30, 2003 and 2002, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2003 and 2002 primarily reflects expected taxes on certain foreign subsidiaries. No income tax benefit has been recorded for domestic tax losses for the three and nine months ended September 30, 2003 and 2002 due to uncertainty regarding future realization of such benefits.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6. Debt and Other Obligations

     The following table summarizes the Company’s debt and other obligations:

	September 30,	December 31,
	2003	2002

	(In thousands)
Bank credit facility	$22,500	$90,000
Payable to customer	4,400	17,600
Capitalized leases and other obligations payable in varying monthly installments at a weighted average interest rate of 0.44% per annum	397	5,870

	27,297	113,470
Less short-term debt and current portion of long-term debt	(27,297)	(112,258)

Long-term debt, less current portion	$—	$1,212

     The Company maintains a bank credit facility with an outstanding balance at September 30, 2003 of $22.5 million. The Company may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2003 the interest rate was 1.86% per annum. A minimum of $22.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at September 30, 2003 was $27.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

     At September 30, 2003 the Company’s debt also included a stipulated judgment payable to a customer with a remaining balance of $4.4 million to be paid in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at the rate of approximately 2.78% per annum.

     The Company also leases its facilities, certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014. Future minimum payments under noncancelable operating leases are as follows:

Operating Leases
(In thousands)

2003 (remaining three months)	$18,491
2004	80,283
2005	58,805
2006	27,885
2007	25,649
Thereafter	69,806

$280,919

     The Company had outstanding capital purchase commitments totaling approximately $4.4 million as of September 30, 2003, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7. Shareholders’ Equity

Comprehensive Loss

     The components of comprehensive loss, net of taxes, are as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Net loss	$(965,946)	$(478,745)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(61)	(6,230)
Reclassification adjustment for net realized loss included in net loss	137	430
Translation adjustments	(167)	336

Total comprehensive loss	$(966,037)	$(484,209)

Accumulated Other Comprehensive Income

     The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)
Accumulated unrealized gain (loss) on investments	$2	$(74)
Accumulated translation adjustments	488	320

Total accumulated other comprehensive income	$490	$246

8. Employee Benefit Plans

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

     On May 5, 2003 the offer period ended and the Company accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, the Company issued 8,574,033 fully vested, non-forfeitable shares of the Company’s Class A common stock and recorded stock-based compensation expense of approximately $162.3 million in the three months ended June 30, 2003 related to the issuance of such vested shares, based on the closing price of the Company’s Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares were included in the Company’s calculation of net loss per share effective as of May 5, 2003. Additionally, on May 5, 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase up to 19,039,280 shares of the Company’s Class A common stock will be granted to the affected employees on a date to be determined by the Company that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options will be the last reported trading price of the Company’s Class A common stock on the grant date. At September 30, 2003 there were options to purchase 71,332,954 shares of Class A or Class B common stock outstanding. This amount

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

does not include the options to purchase up to 19,039,280 shares of the Company’s Class A common stock that will be granted in the three months ending December 31, 2003.

     Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in the Company’s offer), divided by the closing price of the Company’s Class A common stock as reported on the Nasdaq National Market on May 5, 2003. The Company concluded that the consideration paid for the eligible options represented “substantial consideration” as required by EITF Issue No. 00-23, Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, the Company primarily used the following assumptions: (i) an expected life of approximately four years; (ii) an expected volatility of 70.0% during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $4.97.

     Certain of the Company’s employees held unvested eligible options that were previously assumed by the Company in connection with acquisitions that were accounted for using the purchase method of accounting. The Company had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options, the Company was required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. Consequently, the Company recorded a non-cash charge of approximately $55.6 million in the three months ended June 30, 2003, reflecting the acceleration from future periods of stock-based compensation expense.

     Variable accounting is not required under EITF 00-23 for eligible options subject to the offer that were not surrendered for cancellation, because: (i) the shares of Class A common stock offered as consideration for the surrendered options were fully vested and non-forfeitable and (ii) the number of shares received by an employee who accepted the offer was based on the number of surrendered eligible options multiplied by the offered value per vested option, divided by the fair value of the stock at the date of exchange.

     The Company further concluded that the “look back” and “look forward” provisions of paragraph 45 of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 did apply to the stock options surrendered for cancellation. If any stock options are granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options will also be subject to variable accounting. As a result of these provisions, variable accounting is required for options to purchase approximately 223,213 shares. In the three and nine months ended September 30, 2003 the Company recorded approximately $1.0 million and $1.9 million, respectively, of stock-based compensation expense related to the portion of these variable options that vested during the applicable period.

     In addition to the non-cash charges described above, the Company incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to the Company or through the sale of a portion of their new shares.

9. Impairment of Goodwill

     During the three months ended June 30, 2003, the Company determined there were indicators of impairment for two of its reporting units, ServerWorks and mobile communications. The Company tested the goodwill of these reporting units for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting units with their aggregate carrying values, including goodwill. The Company estimated the fair value of these two reporting units as of June 2003 primarily using the income approach methodology of valuation that includes the discounted cash flow method. As a result of this comparison, the Company determined that the carrying value of the two reporting units exceeded their implied fair value as of June 2003. Accordingly,

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the Company performed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a charge of $438.6 million in the three months ended June 30, 2003 to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.

     With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment in the three months ended June 30, 2003 were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to the Company’s ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former ServerWorks stockholders and employees. See Note 3. As a result of the competitive pressures and design losses, the Company reduced its forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003.

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

     No additional indicators of impairment were noted in the three months ended September 30, 2003. In accordance with SFAS 142, the Company will perform its required annual goodwill impairment test in the three months ending December 31, 2003.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Goodwill

(In thousands)
Balance as of December 31, 2002	$1,228,603
Goodwill recorded in connection with contingent consideration (Note 3)	51,315
Impairment losses	(438,611)

Balance as of September 30, 2003	$841,307

10. Settlement Costs

     In May 2003 the Company completed a management transition at its ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when the Company acquired ServerWorks in January 2001. In connection with the settlement, the Company incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in the three months ended June 30, 2003, reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

     In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their respective affiliates. In connection with the settlement agreement, the Company agreed to pay Intel $60.0 million in cash. The Company paid Intel $30.0 million in the three months ended September 30, 2003, and the remaining balance was paid in October 2003. Although the settlement was reached in August, the Company recorded a one-time charge of $60.0 million in the three months ended June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

     The Company recorded an additional $5.0 million in settlement costs in the three months ended June 30, 2003 in connection with the settlement of other outstanding litigation.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     No additional settlement costs were recorded in the nine months ended September 30, 2003.

     For a more detailed discussion of the Company’s outstanding litigation, see Note 12.

11. Restructuring Costs

     From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan (the “2001 Restructuring Plan”) to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program that was implemented in the fourth quarter of 2002 (the “2002 Restructuring Plan”). The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidations of excess facilities. Approximately 510 and 160 employees were terminated across all of the Company’s business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by the Company. In connection with the 2002 Restructuring Plan, the Company recorded restructuring costs totaling $2.9 million in the six months ended June 30, 2003 for workforce reduction charges related to severance and fringe benefits. These restructuring costs are classified as operating expenses in the Company’s unaudited condensed consolidated statements of operations. No restructuring costs were recorded in the three months ended September 30, 2003.

     Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2002		2001
	Restructuring Plan		Restructuring Plan

		Consolidation	Consolidation
	Workforce	of Excess	of Excess
	Reductions	Facilities	Facilities	Total

		(In thousands)
Restructuring liabilities at December 31, 2002	$1,544	$24,593	$29,554	$55,691
Charged to expense	2,932	—	—	2,932
Non-cash costs	(972)	—	—	(972)
Cash payments	(3,504)	(4,095)	(8,952)	(16,551)

Restructuring liabilities at September 30, 2003	$—	$20,498	$20,602	$41,100

     The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

12. Litigation

     Intellectual Property Proceedings. In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. Earlier in August 2003 the Company and Intel agreed to dismiss all claims and counterclaims in Broadcom Corporation v. Intel Corporation, United States District Court for the Eastern District of Texas, Civil Action No. 5:01CV302. For a description of the legal proceedings with Intel that have been settled, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     In accordance with the settlement agreement, all claims and counterclaims in the pending proceedings have been dismissed with prejudice. The parties also entered into reciprocal releases covering all patent claims and certain other claims. In connection with the settlement, the Company agreed to pay Intel $60.0 million in cash for the releases and dismissals by Intel of claims against the Company for past damages The Company paid Intel $30.0 million in the three months ended September 30, 2003, and the remaining balance was paid in October 2003. Although the settlement was reached in August, the Company recorded a one-time charge of $60.0 million in the three months ended June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that (i) the Company’s BCM3415 silicon tuner chip infringes Microtune’s U.S. Patent No. 5,737,035 relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to assert infringement by additional products, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that the Company’s infringement was willful. In April 2003 the court issued a preliminary injunction. In May 2003 Microtune filed a motion for contempt alleging that the Company’s next generation BCM3416 tuner violates the Court’s preliminary injunction against the BCM3415 tuner. At a hearing in August 2003, the Court ruled that the new BCM3416 tuner does not violate the preliminary injunction. The Court also entered a damages award in Microtune’s favor of approximately $3.1 million plus interest, and further awarded Microtune its attorneys’ fees. The Court has not yet set the amount of attorneys’ fees. The Court has now denied all post-trial motions and entered a permanent injunction against the BCM3415 tuner and products merely colorably different therefrom. Broadcom has filed an appeal of the case with the United States Court of Appeals for the Federal Circuit.

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

     In February 2003 Microtune, Inc. filed a complaint in the state District Court of Williamson County, Texas, asserting that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct, and attorneys’ fees. In April 2003 the Company removed the case from the state court to the United States District Court for the Western District of Texas. Microtune subsequently filed an amended complaint in the latter court that tracks the allegations of the state complaint. In June 2003 the Company filed an answer to the complaint denying Microtune's allegations. The parties have begun discovery, and trial is scheduled for September 2004.

     In March 2003 the Company filed a complaint in the United States International Trade Commission (“ITC”) asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of the Company’s patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. In April 2003 the ITC voted to institute an investigation of certain power amplifier chips, broadband tuner chips, transceiver chips and products containing these chips imported into the United States by Microtune. The parties are currently completing discovery in this action. The ITC administrative hearing is scheduled to commence in November 2003.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     In May 2003 the Company filed a complaint against Microtune for declaratory judgment in the United States District Court for the Eastern District of Texas asserting that the Company’s next generation BCM3416 silicon tuner chip does not infringe Microtune’s 5,737,035 patent relating to tuner technology. Microtune answered the complaint in May 2003. Broadcom has amended its complaint to add a claim for declaratory judgment of noninfringement of another of the Company’s next generation silicon tuner chips, the BCM3418. Microtune has filed a motion to amend its answer to assert infringement by the BCM3416 and BCM3418 tuner chips. Trial is scheduled to commence in June 2004.

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

     In November 2002 STMicroelectronics, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that the Company (i) infringes six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In December 2002 (and as amended in March 2003) the Company answered the complaint by denying STMicroelectronics’ infringement allegations, and filed counterclaims asserting that STMicroelectronics (i) infringes five of the Company’s patents relating to high-speed communications, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against STMicroelectronics as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company also filed counterclaims seeking a declaratory judgment that STMicroelectronics’ patents are invalid and not infringed. In June 2003 the Company dropped one of its five patents from the suit and submitted it for reexamination with the Patent Office. The parties have completed a claims construction hearing, but a ruling has not yet issued. The parties are continuing to conduct discovery. The court has not yet set a trial date.

     In May 2003 PCTel, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California asserting that the Company (i) infringes four PCTel patents relating to technology used in voice band modems, (ii) induces infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company answered the complaint by denying PCTel’s allegations, and filed counterclaims seeking a declaration that the Company does not infringe PCTel’s patents and/or that they are invalid. Discovery has not yet begun, and no trial date has been set.

     In May 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Agere, Inc. asserting that Agere (i) infringes four of the Company’s patents relating to high speed communications and wireless technologies, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Agere as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The complaint also sought a declaratory judgment that the Company does not infringe certain Agere patents. In July 2003 Agere answered the complaint by denying the Company’s allegations, and filed counterclaims alleging that the Company (i) infringes four Agere patents and (ii) induces the infringement of such patents. The counterclaims sought injunctive relief, monetary damages and attorneys’ fees, as well as a declaratory judgment that the Company’s patents are invalid and not infringed.

     Subsequently, in May 2003 Agere filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania asserting that the Company (i) infringes six Agere patents relating to wireless technologies and circuit

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

     In August 2003 the United States District Court for the Northern District of California granted the Company’s motion to dismiss or transfer its complaint and Agere’s counterclaims to the Eastern District of Pennsylvania. The Pennsylvania action is now the only pending suit between the parties. The parties are currently conducting discovery in this action. The court has scheduled a claims construction hearing for April 2004, and has set trial to begin in November 2004.

     Although the Company believes that it has strong defenses to the claims of Microtune, STMicroelectronics, PCTel and Agere in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys’ fees and costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

     Securities Litigation. From March through May 2001 the Company and several of its executive officers were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. This case is now in discovery. The Court scheduled a discovery cut-off in March 2004, a pre-trial conference in June 2004 and a trial beginning in July 2004. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

     In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by several persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and several of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the existing federal class action complaint. The Court scheduled a discovery cut-off in March 2004, a pre-trial conference in June 2004 and a trial beginning in July 2004. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

     From March through June 2001 the Company, and the Company’s then directors, Chief Financial Officer and other officers, were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. Following motion practice concerning the sufficiency of the consolidated amended complaint in the state action, the Company and individual defendants answered the complaint in August 2002, denying the plaintiffs’ material allegations. The case is now in discovery. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

     General. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2003 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

     The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, the availability and pricing of third party semiconductor foundry and assembly capacity and raw materials, the market acceptance and performance of our products, our dependence on a few significant customers for a substantial portion of our revenue, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to migrate to smaller process geometries and achieve further product integration, the status of evolving technologies, the length of our sales cycles, the timing of new product introductions, the adoption of future industry standards, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital and the results of pending and possible future litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are described under the section “Risk Factors” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

     We use proprietary technologies and advanced design methodologies to design, develop and supply complete system-on-a-chip solutions and related hardware and software applications for every major broadband communications market. Our diverse product portfolio includes solutions for digital cable and satellite set-top boxes; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol, or VoIP, gateway and telephony systems; broadband network processors; and SystemI/O™ server solutions.

     From our inception in 1991 through 1994, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During that period, we generated the majority of our revenue from development work performed for key customers. We began shipping our products in 1994, and subsequently our revenue has increased predominantly through sales of our semiconductor solutions. We intend to continue to enter into development contracts with key customers, but expect that future development revenue will constitute a small percentage of our total revenue. We also generate a small percentage of our product revenue from the licensing of software and the provision of software support services and from licenses of system-level reference designs. We utilize independent foundries to manufacture all of our semiconductor products.

     Net Revenue. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 22.2% for the three months ended September 30, 2003 as compared with 26.6% for the three months ended September 30, 2002. The percentage of our net revenue derived from independent customers located outside of the United States was approximately 27.2% for the nine months ended September 30, 2003 as compared with 24.5% for the nine months ended September 30, 2002. All of our revenue to date has been denominated in U.S. dollars.

     From time to time, key customers have placed large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue. In addition, we believe that we have begun to experience some seasonality in demand for our solutions in consumer-oriented businesses that may cause additional fluctuations in net revenue from quarter to quarter.

     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Hewlett-Packard	16.5%	13.6%	15.5%	14.4%
Dell	12.7	12.2	11.8	11.4
Cisco (1)	*	11.9	*	10.8
Motorola	*	11.2	*	12.5
Five largest customers as a group	53.3	53.0	51.4	53.1

*	Less than 10% of net revenue

(1)	Includes sales to Linksys, which was acquired by Cisco in June 2003.

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

     Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes;

•	the position of our products in their respective life cycles;

•	the effects of competition and competitive pricing strategies;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	product warranty costs;

•	licensing and royalty arrangements; and

•	the mix of product revenue and development revenue.

     Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Moreover, in light of the continuing significant economic slowdown in the technology sector, it may take substantially longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

     Acquisition Strategy. A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce and/or enhance our technological capabilities. We plan to continue evaluating strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and actual results, our future results of operations will be affected.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Receivables and Inventory. We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to stocking distributors where revenue is recognized upon sale to the end customer. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs and rebates. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. We generally employ outside valuation experts to assist us in making theses estimates, judgments and allocations. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) another significant slowdown in the worldwide economy and the semiconductor industry or a prolonged continuation or an increase in severity of the existing significant economic downturn or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of our business and strategic objectives. Strategic investments with less than a 20% voting interest are carried at the lower of cost or fair value. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, with losses limited to the extent of our investment in, advances and future commitments to, and financial guarantees for the investee that create or may create additional basis in the investee. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other expense in our statement of operations, when we believe an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of an investment is below its carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, and/or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values, and could require future impairment charges.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. We have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and/or facilities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance, complexity, and the timing of the execution of such activities, we periodically reassess the estimates we made at the time the original decisions were made. Through 2002 the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions about future space requirements, operating costs until termination and/or offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Beginning in 2003 the accounting rules require us to record any future provisions and charges at fair value in the period in which they are incurred. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates of amounts previously recorded.

•	Litigation and Settlement Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. We are aggressively defending our current litigation matters and believe no material adverse outcome will result. However, there are many uncertainties associated with any litigation. If our assessments prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation is probable, and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

     The following table sets forth certain statement of operations data expressed as a percentage of net revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.1	55.7	52.7	55.8

Gross profit	48.9	44.3	47.3	44.2
Operating expense:
Research and development (1)	25.9	40.8	28.3	43.8
Selling, general and administrative (1)	11.8	14.6	12.3	15.7
Stock-based compensation	17.2	27.8	19.2	33.5
Amortization of purchased intangible assets	0.1	2.1	0.3	2.2
Impairment of goodwill	—	—	38.8	—
Stock option exchange	—	—	18.4	—
Settlement costs	—	1.0	15.8	0.4
Restructuring costs	—	9.3	0.3	4.0

Loss from operations	(6.1)	(51.3)	(86.1)	(55.4)
Interest income, net	0.3	1.1	0.5	1.2
Other income (expense), net	5.9	(10.9)	2.2	(4.5)

Income (loss) before income taxes	0.1	(61.1)	(83.4)	(58.7)
Provision for income taxes	1.6	2.1	2.0	2.1

Net loss	(1.5)%	(63.2)%	(85.4)%	(60.8)%

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense.

     Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products. To a much lesser extent, our revenue also includes development revenue generated under development contracts, licenses of software and the provision of software support services and from licenses of system-level reference designs. Net revenue is revenue less provisions for returns and allowances. Net revenue for the three months ended September 30, 2003 was $425.6 million, an increase of $135.6 million or 46.8% as compared with net revenue of $290.0 million for the three months ended September 30, 2002. Net revenue for the nine months ended September 30, 2003 was $1.131 billion, an increase of $344.0 million or 43.7% as compared with net revenue of $787.0 million for the nine months ended September 30, 2002.

     This increase in net revenue for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 resulted primarily from continuing strength in sales of our products for Gigabit Ethernet, wireless and direct broadcast satellite applications. We anticipate that net revenue in the fourth quarter of 2003 will increase by approximately 7% to 9% over the third quarter 2003 level.

     Gross Profit. Gross profit represents net revenue less the cost of revenue. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, and contracted development work. Gross profit for the three months ended September 30, 2003 was $207.9 million or 48.9% of net revenue, an increase of $79.6 million or 62.0% from gross profit of $128.4 million or 44.3% of net revenue for the three months ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 was $534.4 million or 47.3% of net revenue, an increase of $186.7 million or 53.7% from gross profit of $347.7 million or 44.2% of net revenue for the nine months ended September 30, 2002.

     The increase in absolute dollars for gross profit resulted primarily from the increase in net revenue in the three and nine months ended September 30, 2003. The increase in gross profit as a percentage of net revenue in the three and nine months ended September 30, 2003 resulted primarily from lower amortization of purchased intangible assets and stock-based compensation expense, offset in part by additional stock-based compensation expense due to our stock option exchange and shifts in our product mix.

     Approximately $1.1 million and $3.2 million of stock-based compensation expense were included in cost of revenue for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, approximately $5.5 million and $9.9 million, respectively, of stock-based compensation expense were included in cost of revenue. Approximately $4.1 million and $14.6 million of amortization of purchased intangible assets were included in cost of revenue for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, approximately $14.6 million and $41.4 million, respectively, of amortization of purchased intangible assets were included in cost of revenue. In addition, approximately $11.5 million of stock option exchange expense was included in cost of revenue for the nine months ended September 30, 2003. At September 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to cost of revenue in the future was $9.3 million, of which $2.6 million and $6.7 million are expected to be amortized in the remainder of 2003 and in 2004, respectively.

     Gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, and possible future changes in product mix and the introduction of products with lower margins, among other factors. In addition, we anticipate that gross profit could continue to be impacted by the amortization charges related to possible future acquisitions.

     Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs, systems level testing and prototyping costs, and facilities expenses. Research and development expense does not include amounts associated with stock-based compensation or stock option exchange expenses for employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development. Research and development expense for the three months ended September 30, 2003 was $110.3 million or 25.9% of net revenue, a decrease of $8.1 million or 6.8% as compared with research and development expense of $118.3 million or 40.8% of net revenue for the three months ended September 30, 2002. The decrease in absolute dollars resulted primarily from decreases in personnel-related expenses and prototyping costs, offset in part by an increase in costs related to engineering design tools. Research and development expense for the nine months ended September 30, 2003 was $319.8 million or 28.3% of net revenue, a decrease of $25.0 million or 7.2% as compared with research and development expense of $344.8 million or 43.8% of net revenue for the nine months ended September 30, 2002. The decrease in absolute dollars resulted primarily from decreases in personnel-related expenses, prototyping costs, system level testing and costs related to engineering design tools.

     Research and developments costs for the three and nine months ended September 30, 2003 reflected costs savings resulting from the restructuring plan we began implementing in the fourth quarter of 2002, or the 2002 Restructuring Plan, which included workforce reductions. This was partially offset by certain strategic new hires as well as a change in our employee compensation policies implemented in the three months ended June 30, 2003 that resulted in an increase in cash compensation to certain employees. Savings from our 2002 Restructuring Plan will continue to be offset by certain strategic new hires in the future and any future acquisitions. In addition, based upon past experience, we anticipate that research and development expense in absolute dollars will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include amounts associated with stock-based compensation or stock option exchange expenses for administrative employees or expense amounts associated with amortization of purchased intangible assets. Selling, general and administrative expense for the three months ended September 30, 2003 was $50.1 million or 11.8% of net revenue, an increase of $7.7 million or 18.2% as compared with selling, general and administrative expense of $42.4 million or 14.6% of net revenue for the three months ended September 30, 2002. The increase in absolute dollars resulted primarily from increases in legal fees, salaries and related costs and insurance. Selling, general and administrative expense for the nine months ended September 30, 2003 was $138.8 million or 12.3% of net revenue, an increase of $15.4 million or 12.4% as compared with selling, general and administrative expense of $123.4 million or 15.7% of net revenue for the nine months ended September 30, 2002. The increase in absolute dollars resulted primarily from increases in legal fees, salaries and related costs and insurance, offset in part by a decrease in expenditures for travel and entertainment, advertising costs and maintenance and supplies.

     Selling, general and administrative costs for the three and nine months ended September 30, 2003 reflected cost savings from our 2002 Restructuring Plan, which were offset by certain strategic new hires as well as a change in our employee compensation policies that was implemented in the three months ended June 30, 2003 that resulted in an increase in cash compensation to certain employees. In addition, based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of the volume of current litigation.

     Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Deferred compensation primarily represents the difference between the fair value of our common stock at the measurement date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is met. We recorded approximately $60.5 million of deferred compensation for the nine months ended September 30, 2003, related primarily to contingent consideration earned in connection with our acquisitions of ServerWorks and Mobilink. We recorded approximately $1.3 million of deferred compensation for the nine months ended September 30, 2002 for restricted stock assumed in our acquisition of Mobilink. Employee terminations for the nine months ended September 30, 2003 and the full year ended December 31, 2002 resulted in the elimination of deferred compensation that is no longer amortized of approximately $29.0 million and $103.0 million, respectively.

     Stock-based compensation expense for the three months ended September 30, 2003 was $73.2 million or 17.2% of net revenue, a decrease of $7.3 million or 9.0% as compared with stock-based compensation expense of $80.5 million or 27.8% of net revenue for the three months ended September 30, 2002. Stock-based compensation expense for the nine months ended September 30, 2003 was $216.7 million or 19.2% of net revenue, a decrease of $46.9 million or 17.8% as compared with stock-based compensation expense of $263.6 million or 33.5% of net revenue for the nine months ended September 30, 2002. The decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and certain assumed options being fully amortized, offset in part by the acceleration from future periods of stock-based compensation expense related to certain assumed stock options. Approximately $1.1 million and $3.2 million of additional stock-based compensation expense were classified as cost of revenue for the three months ended September 30, 2003 and 2002, respectively. Approximately $5.5 million and $9.9 million of additional stock-based compensation expense were classified as cost of revenue for the nine months ended September 30, 2003 and 2002, respectively. Approximately $88.1 million and $55.6 million of additional stock-based compensation expense were classified as settlement and stock option exchange offer costs, respectively, for the nine months ended September 30, 2003. Approximately $1.0 million of additional stock-based compensation expense was classified as restructuring costs for the six months ended June 30, 2003, resulting from an extension of the exercise period for vested stock options of the employees terminated in connection with our 2002 Restructuring Plan. No stock-based compensation expense was classified as restructuring costs for the three months ended September 30, 2003.

     Outstanding stock options assumed in certain acquisitions involving contingent consideration were subject to variable accounting and were revalued quarterly over their vesting periods until the earlier of (i) the satisfaction of all of the performance goals, (ii) the lapse of the time period in which all of the performance goals may be met, whether the goals had been satisfied or not, or (iii) the exercise of the options. If any of the applicable options were forfeited, cancelled or expired, any related previously recorded stock-based compensation expense was reversed. In addition, if there was a decrease in our stock price at the end of each quarterly reporting period prior to the stock-based compensation charge becoming fixed, previously recorded stock-based compensation expense was reduced. In the three months ended June 30, 2003 all remaining performance goals were achieved for our acquisitions of ServerWorks and Mobilink. Therefore, variable accounting is no longer required for these assumed outstanding stock options. Prior to all of the remaining performance goals being achieved, we recorded approximately $3.1 million in reversals and reductions of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. Due to the decrease in our stock price during the three and nine months ended September 30, 2002, we recorded approximately $10.7 million and $19.8 million, respectively, in reversals and reductions of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. The reductions were based on the amount by which our Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeded the exercise price of the stock options. No additional contingent shares of common stock remain reserved for future issuance upon the attainment of future internal performance goals.

     Amortization of Purchased Intangible Assets. Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years. The amortization of purchased intangible assets, excluding completed technology, for the three months ended September 30, 2003 was $0.5 million or 0.1% of net revenue, a decrease of $5.4 million or 91.7%, as compared with $5.9 million or 2.1% of net revenue for the three months ended September 30, 2002. The amortization of purchased intangible assets, excluding completed technology, for the nine months ended September 30, 2003 was $3.2 million or 0.3% of net revenue, a decrease of $14.0 million or 81.4%, as compared with $17.2 million or 2.2% of net revenue for the nine months ended September 30, 2002. The decrease was primarily a result of certain purchased intangible assets being fully amortized. At September 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $0.3 million, all of which is expected to be amortized in the remainder of 2003. In addition, approximately $4.1 million and $14.6 million of amortization of completed technology were classified as cost of revenue for the three months ended September 30, 2003 and 2002, respectively. Approximately $14.6 million and $41.4 million of amortization of completed technology were classified as cost of revenue for the nine months ended September 30, 2003 and 2002, respectively.

     Impairment of Goodwill. During the three months ended June 30, 2003, we determined there were indicators of impairment for two of our reporting units, ServerWorks and mobile communications. We tested the goodwill of these reporting units for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting units with their aggregate carrying values, including goodwill. We estimated the fair value of these two reporting units as of June 2003 primarily using the income approach methodology of valuation that includes the discounted cash flow method. As a result of this comparison, we determined that the carrying value of the two reporting units exceeded their implied fair value as of June 2003. Accordingly, we performed the second step of the goodwill impairment test, which required us to compare the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. Based on this assessment, we recorded a charge of $438.6 million in the three months ended June 30, 2003 to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit. No additional impairment losses were recorded in the nine months ended September 30, 2003. No additional indicators of impairment were noted in the three months ended September 30, 2003. In accordance with SFAS 142, we will perform our required annual goodwill impairment test in the three months ending December 31, 2003.

     With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment in the three months ended June 30, 2003 were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Server Works stockholders and employees (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the competitive pressures and design losses, we reduced our forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003. We are continuing to pursue strategies to reposition our ServerWorks business and develop alternative sources of revenue for that reporting unit.

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

     Stock Option Exchange. On April 7, 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 were eligible for tender at the commencement of the program, representing approximately 43.6% of our outstanding stock options as of the commencement date.

     On May 5, 2003 the offer period ended and we accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, we issued 8,574,033 fully vested, non-forfeitable shares of our Class A common stock and recorded stock-based compensation expense of approximately $162.3 million in the three months ended June 30, 2003 related to the issuance of such vested shares, based on the closing price of our Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares were included in our calculation of net loss per share effective as of May 5, 2003. Additionally, on May 5, 2003 we accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase up to 19,039,280 shares of our Class A common stock will be granted to the affected employees on a date to be determined by us that will be no earlier than November 6, 2003 and no later than December 31, 2003. The terms and conditions of the new options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options will be the last reported trading price of our Class A common stock on the grant date. At September 30, 2003 there were options to purchase 71,332,954 shares of Class A or Class B common stock outstanding. This amount does not include the options to purchase up to 19,039,280 shares that will be issued in the three months ending December 31, 2003.

     Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in our offer), divided by the closing price of our Class A common stock as reported on the Nasdaq National Market on May 5, 2003. We concluded that the consideration paid for the eligible options represented “substantial consideration” as required by Emerging Issues Task Force Issue No. 00-23 Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, we primarily used the following assumptions: (i) an expected life of approximately four years; (ii) a volatility of 70.0% during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $4.97.

     Certain of our employees held unvested eligible options that were previously assumed by us in connection with acquisitions that were accounted for using the purchase method of accounting. We had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of acquisition. To the extent those employees tendered, and we accepted for exchange and cancellation, such assumed eligible options, we were required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. Consequently, we recorded a non-cash charge of approximately $55.6 million in the three months ended June 30, 2003, reflecting the acceleration from future periods of stock-based compensation expense.

     Variable accounting is not required under EITF 00-23 for eligible options subject to the offer that were not surrendered for cancellation, because: (i) the shares of Class A common stock offered as consideration for the surrendered options were fully vested and non-forfeitable and (ii) the number of shares received by an employee who accepted the offer was based on the number of surrendered eligible options multiplied by the offered value per vested option, divided by the fair value of the stock at the date of exchange.

     We further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN 44 did apply to the stock options surrendered for cancellation. If any stock options are granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options will also be subject to variable accounting. As a result of these provisions, variable accounting is required for options to purchase approximately 223,213 shares. In the three and nine months ended September 30, 2003 we recorded approximately $1.0 million and $1.9 million, respectively, of stock-based compensation related to the portion of these variable options that vested during the applicable period.

     In addition to the non-cash charge described above, we incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to us or through the sale of a portion of their new shares.

     Settlement Costs. In May 2003 we completed a management transition at our ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when we acquired ServerWorks in January 2001. In connection with the settlement, we incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in the three months ended June 30, 2003, reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition). Existing applicable non-competition, non-solicitation and proprietary information obligations of the former employees remain in effect.

     In August 2003 we agreed with Intel Corporation to settle all outstanding litigation between the companies as well as litigation involving our respective affiliates. In connection with the settlement agreement, we agreed to pay Intel $60.0 million, of which $30.0 million was paid in the three months ended September 30, 2003, and the remaining balance was paid in October 2003. Although the settlement was reached in August, we recorded a one-time charge of $60.0 million in the three months ended June 30, 2003 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

     We recorded an additional $5.0 million in settlement costs in the three months ended June 30, 2003 in connection with the settlement of other outstanding litigation.

     No additional settlement costs were recorded in the nine months ended September 30, 2003.

     For a more detailed discussion of the Company’s outstanding litigation, see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

     Restructuring Costs. From the second quarter of 2001 through the third quarter of 2002, we implemented a plan, the 2001 Restructuring Plan, to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring program, the 2002 Restructuring Plan, which was implemented in the fourth quarter of 2002. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 510 and 160 employees were terminated across all of our business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by us. In connection with the 2002 Restructuring Plan, we recorded restructuring costs totaling $2.9 million in the six months ended June 30, 2003 for workforce reduction charges related to severance and fringe benefits. These restructuring costs are classified as operating expenses in our unaudited condensed consolidated statements of operations. No restructuring costs were recorded in the three months ended September 30, 2003.

     Activity and liability balances related to the 2002 and 2001 Restructuring Plans are as follows:

	2002		2001
	Restructuring Plan		Restructuring Plan

		Consolidation	Consolidation
	Workforce	of Excess	of Excess
	Reductions	Facilities	Facilities	Total

		(In thousands)
Restructuring liabilities at December 31, 2002	$1,544	$24,593	$29,554	$55,691
Charged to expense	2,932	—	—	2,932
Non-cash costs	(972)	—	—	(972)
Cash payments	(3,504)	(4,095)	(8,952)	(16,551)

Restructuring liabilities at September 30, 2003	$—	$20,498	$20,602	$41,100

     The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

     The goal of our 2002 Restructuring Plan was to reduce our research and development and selling, general and administrative operating expenses, but we cannot assure you that we will achieve future expense reductions and other benefits that we anticipated. Anticipated savings from reduced headcount or facility consolidations have been and may in the future be mitigated by subsequent increases to headcount, changes in our employee compensation policies and subsequent facilities additions related to our operating requirements.

     Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and other obligations. Interest income, net, for the three months ended September 30, 2003 was $1.5 million, or 0.3% of net revenue as compared with $3.1 million, or 1.1% of net revenue for the three months ended September 30, 2002. Interest income, net, for the nine months ended September 30, 2003 was $5.0 million, or 0.5% of net revenue as compared with $9.9 million, or 1.2% of net revenue for the nine months ended September 30, 2002. The decrease in 2003 resulted primarily from an overall decline in both our cash and marketable securities balances and the interest rates thereon, offset in part by a decline in interest expense on lower average debt balances.

     Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Other income, net, for the three months ended September 30, 2003 was $25.0 million or 5.9% of net revenue, an increase of $56.6 million as compared with other expense, net of $31.6 million or 10.9% of net revenue for the three months ended September 30, 2002. Other income, net, for the nine months ended September 30, 2003 was $25.0 million or 2.2% of net revenue, an increase of $60.5 million as compared with other expense, net, of $35.5 million or 4.5% of net revenue in the nine months ended September 30, 2002. In the three and nine months ended September 30, 2003 we realized a gain from a strategic investment in the amount of $24.4 million, offset in part by losses recorded in the amount of $2.3 million, representing other-than-temporary declines in the value of strategic investments. In the three and nine months ended September 30, 2002 we recorded losses of approximately $33.7 million and $37.8 million, respectively, representing other-than-temporary declines in the value of our strategic investments, including a $24.1 million provision to write-down the value of the investment on which we subsequently realized a gain on sale of $24.4 million in the three months ended September 30, 2003.

     Provision for Income Taxes. We recorded income tax expense of $6.7 million and $6.0 million for the three months ended September 30, 2003 and 2002, respectively, and $22.7 million and $16.9 million for the nine months ended September 30, 2003 and 2002, respectively. Our income tax expense for the three and nine months ended September 30, 2003 and 2002 primarily reflects expected taxes on certain foreign subsidiaries. No income tax benefit has been recorded for domestic tax losses for the three and nine months ended September 30, 2003 and 2002 due to uncertainty regarding future realization of such benefits.

     We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our recent cumulative losses and the full utilization of our loss carryback potential, we have provided a full valuation allowance against our net deferred tax assets.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our results of operations or financial position.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires the primary beneficiary of a variable interest entity, or VIE, to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted in periods ending after December 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. During the three months ended September 30, 2003, we reviewed our investments and other arrangements to determine whether any of our investee companies are VIEs and none were identified. The maximum write-off exposure of any investment that is determined to be in a variable interest entity is limited to the amount invested.

Liquidity and Capital Resources

     Working Capital and Cash and Marketable Securities on Hand. Since our inception we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions. Certain marketable securities are pledged as collateral against our bank credit facility and consequently are classified as restricted securities. Marketable securities are defined as income yielding securities that can be readily converted into cash. At September 30, 2003 we had $312.3 million in working capital, $505.3 million in cash, cash equivalents and short-term marketable securities, and $40.2 million in long-term marketable securities (including restricted marketable securities). At December 31, 2002 we had $187.8 million in working capital, $502.7 million in cash, cash equivalents and short-term marketable securities, and $40.2 million in long-term marketable securities (including restricted marketable securities).

     Our working capital increased in the nine months ended September 30, 2003 primarily due to cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan and the proceeds from sales of our strategic investments, offset in part by payments of certain settlement costs and other changes in net operating assets and liabilities.

     Cash Provided and Used in the Nine Months Ended September 30, 2003 and 2002. Cash and cash equivalents increased to $469.0 million at September 30, 2003 from $389.6 million at December 31, 2002 as a result of cash provided by investing, operating and financing activities.

     During the nine months ended September 30, 2003 our operating activities provided $3.4 million in cash. Although we had a net loss of $965.9 million and used cash of $45.9 million related to changes in net operating assets and liabilities, these amounts were more than offset by $1.015 billion in non-cash items. Non-cash items included in net loss include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill, stock option exchange expense, certain settlement costs, certain restructuring charges, gains and losses on strategic investments and development revenue. During the nine months ended September 30, 2002 operating activities used $23.0 million in cash. Although we had a net loss of $478.7 million for the nine months ended September 30, 2002, such amount was partially offset by included non-cash items aggregating $418.8 million resulting from depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, restructuring costs, losses on strategic investments and development revenue. In addition to the impact of non-cash items, operating activities in the nine months ended September 30, 2002 also reflected increases in accounts payable and other accrued liabilities, offset in part by increases in accounts receivable and inventory.

     Accounts receivable increased $64.8 million to $193.1 million during the nine months ended September 30, 2003. The increase in accounts receivable resulted primarily from the increase in net revenue in the third quarter of 2003 to $425.6 million as compared with $295.9 million in the fourth quarter of 2002.

     Inventories increased $31.2 million to $77.3 million during the nine months ended September 30, 2003. The increase in inventory was to support our increased revenue levels and associated purchases of inventory required to meet customer demand and enter into certain markets that require higher inventory levels.

     Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with our standard net thirty day payment terms. If our revenue levels were to increase as they have in the most recent past, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable also increase if customers delay their payments or when we grant extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Investing activities provided cash of $63.1 million in the nine months ended September 30, 2003, primarily as a result of $76.8 million in net proceeds received from the sale of marketable securities and $28.2 million in net proceeds received from the sale of strategic investments, offset in part by the purchase of $36.0 million of capital equipment to support our operations and the purchase of $5.9 million in net assets of a business. Our investing activities used cash in the amount of $10.0 million in the nine months ended September 30, 2002, primarily as a result of $17.5 million in net purchases of marketable securities and the purchase of $28.8 million of capital equipment to support our operations.

     Our financing activities provided $13.0 million in cash in the nine months ended September 30, 2003, which was primarily the result of $98.3 million in net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan, offset in part by $86.2 million in payments on debt and other obligations. Cash provided by financing activities was $21.6 million in the nine months ended September 30, 2002, which was primarily the result of a $30.4 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $10.1 million in payments on debt and other obligations.

     Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2003:

	Payment Obligations by Year

						There-
	2003	2004	2005	2006	2007	after	Total

	(Remaining Three
	Months)
			(In thousands)
Bank credit facility	$22,500	$—	$—	$—	$—	$—	$22,500
Payable to customer	4,400	—	—	—	—	—	4,400
Capital leases and other obligations	397	—	—	—	—	—	397
Operating leases	18,491	80,283	58,805	27,885	25,649	69,806	280,919
Restructuring liabilities	4,686	12,173	7,120	5,095	4,301	7,725	41,100
Capital purchase commitments	4,367	—	—	—	—	—	4,367

Total	$54,841	$92,456	$65,925	$32,980	$29,950	$77,531	$353,683

     We maintain a bank credit facility that had an outstanding balance at September 30, 2003 of $22.5 million. We may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2003 the interest rate was 1.86% per annum. A minimum of $22.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at September 30, 2003 was $27.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

     At September 30, 2003 our debt also included a stipulated judgment payable to a customer with a remaining balance of $4.4 million to be paid in November 2003, plus interest on the unpaid principal balance remaining outstanding from time to time at the rate of approximately 2.78% per annum.

     Our capital leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 0.44% per annum through 2003.

     We lease our facilities, certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

     Our restructuring liabilities consist primarily of estimated future lease and operating costs on restructured facilities, less offsetting sublease income if any. These costs will be paid over the respective lease terms through 2010.

     We had outstanding capital purchase commitments totaling approximately $4.4 million as of September 30, 2003, primarily for the purchase of lab test equipment and computer hardware and for information systems infrastructure. During the nine months ended September 30, 2003 we spent approximately $36.0 million on capital equipment to support our operations. We expect that we will continue to purchase additional engineering design tools, computer hardware, test equipment, information systems and leasehold improvements to support our operations. We may finance these purchases through the cash and cash equivalents and marketable securities that we have on hand, leases, borrowings, debt or equity offerings, or a combination of any of these means.

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

     Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisition opportunities;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	litigation expenses, settlements and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	the level of cash generated from the net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and the general economic slowdown and related uncertainties.

     In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products or technologies.

RISK FACTORS

     Before deciding to invest in Broadcom or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 as well as subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

     Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to secure sufficient capacity at third party semiconductor foundries and sufficient packaging materials from the third party subcontractors who assemble and test substantially all of our products, fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	the effects of public health emergencies, natural disasters, international conflicts and other events beyond our control; and

•	changes in accounting rules, such as the proposed change regarding recording expenses for employee stock options and other stock-based compensation.

     Rapid changes in our markets and across our product areas also make it difficult for us to estimate the impact of seasonal factors on our business. We believe that we have begun to experience some seasonality in demand for our solutions that are designed for use in consumer products, such as desktop and notebook computers, personal digital assistants, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes. Consequently, demand for some of our products may be subject to seasonality that may result in increased sales in the third and fourth quarters of this year.

     Additionally, we are beginning to derive a larger portion of our product revenue from our relatively newer markets such as wireless networking, cellular, digital subscriber line or DSL, direct broadcast satellite and personal video recording. We expect these product lines to account for a higher percentage of our sales in the future. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams and the sustainability of such newer markets.

     Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

The continuing worldwide economic slowdown, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

     Slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. In addition, the lingering effects of the recent outbreak of severe acute respiratory syndrome, or SARS, or a recurrence of SARS or the outbreak of a new public health emergency could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in the broadband communications markets. If the current downturn continues or worsens, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclical nature of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

     We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and any future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

     Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman and Chief Technical Officer, Henry Samueli, Ph.D., our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. In January 2003 one of our co-founders, Henry T. Nicholas III, Ph.D., resigned from his positions as President and Chief Executive Officer and decided not to stand for re-election to our Board of Directors at our 2003 Annual Meeting of Shareholders. Mr. Ross, who was serving as our Chief Operating Officer at the time of Dr. Nicholas’ resignation, assumed the responsibilities of President and Chief Executive Officer. We are conducting a search for a successor Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Ross or if we lose the services of Mr. Ross prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor Chief Executive Officer, and the adjustment to any changes implemented by such Chief Executive Officer, will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

     Additionally, a number of the officers who serve as general managers of our business groups are not long-time Broadcom employees, and we cannot assure you that we will be able to retain them or that they will successfully implement our business plans within these business groups.

     Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers, and systems applications engineers. Competition for these employees is intense. Stock options generally comprise a significant portion of our compensation packages for all employees, and the substantial decline in the price of our Class A common stock over the past two years may make it more difficult for us to attract and retain key employees. In April and May 2003 we conducted a stock option exchange offer for the purpose of improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of those employees.

     We have also modified our compensation policies by increasing cash compensation to certain employees. A continuation of this shift in our compensation policies is likely to lead to increased operating expenses. We cannot be certain that the changes in our cash compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations. Further, our past workforce reductions could adversely impact our ability to respond rapidly to growth opportunities.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

     Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current products. If we lose the services of any of our subcontractors or if these subcontractors are unable to attain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our net sales.

     We do not own or operate an assembly or test facility. Ten third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

     Recently, the worldwide supply of packaging substrates that we use for our products has shrunk due to the fact that two main suppliers of these materials have exited the market, while demand for the substrates has increased. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales.

     We do not have long-term agreements with any of our subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

We depend on six independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

     We do not own or operate a fabrication facility. Six outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, a recurrence of the recent outbreak of SARS, or the occurrence of another public health emergency, in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we would need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes requalified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

     Because we rely on outside foundries with limited capacity, we face several significant risks, including:

•	a lack of guaranteed wafer supply and potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

     In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. Poor yields from our foundries could result in product shortages or delays in product shipments, which could seriously harm our relationships with our customers and materially and adversely affect our results of operations.

     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use six independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

     Although we may utilize new foundries for other products in the future, in using new foundries we will be subject to all of the risks described in the foregoing paragraphs with respect to our current foundries.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

     To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in .25 micron, .22 micron, .18 micron and .13 micron geometry processes. In the future, we expect to migrate some of our products to 90-nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, our business could be seriously harmed.

     We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and they increasingly focus more on cash preservation and tighter inventory management. In the recent past, our customers have begun requesting shipment of our products earlier than our normal lead times. To meet these shortened lead times, we must place orders with our suppliers based on forecasts of customer demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

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

     In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

     We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 16.5% and 12.7%, respectively, of our net revenue for the three months ended September 30, 2003. Sales to Hewlett-Packard and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 15.5% and 11.8%, respectively, of our net revenue for the nine months ended September 30, 2003. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 51.4% of our net revenue for the nine months ended September 30, 2003 as compared with 52.3% of our net revenue in fiscal 2002 and 53.1% for the nine months ended September 30, 2002. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

     In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

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

     Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, we are dependent on competitors for information for the timely development of next-generation products, and such information may not always be given to us on a timely basis, if at all. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks business may not be successful.

     Our ServerWorks business has recently experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. These design losses led us to reduce our forecasts of future operating results for this business for periods beginning as early as the second quarter of 2004, with the expectation of future loss of market share for this business. We are now pursuing strategies to reposition ServerWorks and to develop alternative sources of revenue for the business. We cannot assure you that these strategies will be successful. If they are not successful, or if revenues from our other businesses do not grow as expected, our revenue or revenue growth rate and results of operations may be adversely affected.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

     The Financial Accounting Standards Board has recently announced its tentative decision to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes, effective in 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula, such as Black-Scholes, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

If we fail to manage growth in our business effectively, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

     To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 1,069 employees as of December 31, 1999 to 2,710 employees as of September 30, 2003, including contract and temporary employees. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. Although we have recently implemented a new enterprise resource planning system to help us improve our planning and management processes, we anticipate that we will need to continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to accomplish these endeavors in a timely manner, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

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

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.

     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 22.2% and 27.2% of our net revenue for the three and nine months ended September 30, 2003, respectively, was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Canada, Belgium, the United Kingdom, the Netherlands, India, Israel, Taiwan and China. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We have received 398 U.S. patents and have filed over 2,000 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

     Certain Broadcom software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the licenses customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be forced to release the source code of that work to the public and/or stop distribution of that work.

     We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

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

     Companies in the semiconductor and broadband communications industries often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged, and currently we are engaged, in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

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

     In some of our businesses, our ability to develop and deliver next-generation products successfully depends in part on access to information from companies that are competitors. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or retain our existing customers as these customers may transition to other companies that can meet their product development needs and our results of operations would be materially and adversely affected.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Moreover, in light of the prolonged economic slowdown in the semiconductor industry, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

     A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2003 we acquired 22 companies and certain assets of two other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

     Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 13 transactions in which we used the purchase method of accounting, we recorded goodwill in the aggregate amount of approximately $4.592 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS No. 121, Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we recorded a goodwill impairment charge of $1.182 billion during the three months ended September 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 141, Business Combinations and SFAS 142. In accordance with SFAS 142 we recorded goodwill impairment charges of $438.6 million during the three months ended June 30, 2003 and $1.241 billion in the three months ended December 31, 2002 to write down the value of goodwill associated with certain of our purchase transactions. We may incur additional goodwill impairment charges in the future. In addition, in connection with these acquisitions we incurred deferred compensation charges generally related to the assumption of stock options and restricted shares in the aggregate amount of approximately $1.683 billion, which is being amortized over the period during which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions. Any of these events could cause the price of our Class A common stock to decline.

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

     Two of the six outside foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such outside foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in Taiwan or Japan could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Changes in current or future laws or regulations or the imposition of new laws or regulations by the FCC, other federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

     The Federal Communications Commission has broad jurisdiction over each of our target markets. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business For example, in the past we have experienced delays when products incorporating our chips failed to comply with

FCC emissions specifications. We and our customers may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

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

     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $9.52 and as high as $53.35 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions and specific conditions in semiconductor industry and the broadband communications markets;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in accounting rules, particularly those related to the expensing of stock options; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

     In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

     As of October 31, 2003 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 21.1% of our outstanding common stock and held 67.4% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of October 31, 2003 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 20.0% of our outstanding common stock and held 65.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions without the approval of one or both of these two shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock.

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

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2003 the carrying value of our cash and cash equivalents approximated fair value.

     Our marketable debt securities, consisting of commercial paper, corporate bonds, corporate notes and federal, state, county and municipal governmental bonds, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for held-to-maturity investments requires that all investments mature in three years or less, with a weighted average maturity of no longer than one year. As of September 30, 2003 the carrying and fair value of these investments were $49.1 million and $49.2 million, respectively. These investments are sensitive to changes in interest rates. At September 30, 2003, marketable debt securities with a carrying value of $27.4 million and a fair value of $27.7 million were pledged as collateral for a bank credit facility.

     Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly held investments. We have also invested in several privately held companies, many of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We realized a gain on the sale of one of our investments in a privately held company of approximately $24.4 million in the three months ended September 30, 2003. This investment was previously written down by $24.1 million during the three months ended September 30, 2002, representing at the time an other-than-temporary decline in the value of this security investment. During the three months ended September 30, 2003 we performed impairment analyses and recorded impairment charges for certain of our strategic investments in privately held companies in the amount of $2.3 million, representing other-than-temporary declines in the value of these investments.

     We also recorded losses of $9.6 million and $13.7 million during the three and nine months ended September 30, 2002, respectively, related to additional strategic investments. The remaining carrying value of all the Company’s strategic investments was approximately $1.3 million at September 30, 2003.

     Our debt consists of a bank credit facility that had an outstanding balance at September 30, 2003 of $22.5 million, a stipulated judgment payable to a customer with a remaining balance of $4.4 million, and capital leases and other obligations in the amount of $0.4 million. With respect to the credit facility, we may periodically choose the rate at which the credit facility bears interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest is payable at either the selected interest period or quarterly. At September 30, 2003 the interest rate on the credit facility was 1.86% per annum. A minimum of $22.5 million in marketable securities is required to secure the credit facility, and the carrying value of these restricted marketable securities at September 30, 2003 was $27.4 million. The credit facility is due and payable December 23, 2003 and may be paid earlier without premium or penalty.

     The remaining balance of the stipulated judgment will be paid in November 2003, plus interest on the unpaid principal balance at the rate of approximately 2.78% per annum.

     Our capital leases and other obligations are payable in varying monthly installments at a weighted average interest rate of 0.44% per annum through 2003.

     The fair value of our debt and marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities of the bank credit facility and the stipulated judgment, we do not believe these instruments are subject to significant interest rate risk.

     The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of September 30, 2003 and December 31, 2002 were as follows:

	Carrying					Fair
	Amount at	Maturity				Value at
	September 30,					September 30,
	2003	2003	2004	2005	Thereafter	2003

	(In thousands, except interest rates)
Investments
Cash equivalents	$51,562	$51,562	$—	$—	$—	$51,562
Weighted average interest rate	1.13%	1.13%	—	—	—
Marketable debt securities	$49,134	$17,440	$13,168	$5,304	$13,222	$49,227
Weighted average interest rate	2.39%	2.70%	2.26%	1.60%	2.45%
Restricted marketable debt securities	$27,410	$—	$21,734	$5,676	$—	$27,742
Weighted average interest rate	2.45%	—	2.30%	3.05%	—

	Carrying					Fair
	Amount at	Maturity				Value at
	December 31,					December 31,
	2002	2003	2004	2005	Thereafter	2002

	(In thousands, except interest rates)
Investments
Cash equivalents	$5,531	$5,531	$—	$—	$—	$5,531
Weighted average interest rate	1.38%	1.38%	—	—	—
Marketable debt securities	$61,098	$56,031	$5,067	$—	$—	$61,419
Weighted average interest rate	4.54%	4.71%	2.71%	—	—
Restricted marketable debt securities	$92,254	$57,117	$29,384	$5,753	$—	$93,415
Weighted average interest rate	3.47%	3.99%	2.53%	3.05%	—
Debt
Capital leases and other obligations	$5,870	$4,658	$1,212	$—	$—	$5,870
Weighted average interest rate	5.31%	4.66%	7.80%	—	—

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2003.

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

     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (other than the implementation of our new ERP information system) during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     In August 2003 the Company and Intel Corporation entered into a comprehensive cross-license agreement covering patents owned or controlled by either party or its subsidiaries, and having a first effective filing date, at any time through August 7, 2008. Under the agreement, products of each party and its subsidiaries are licensed under the patents of the other for the respective lives of the patents. All existing products of each party are licensed by the other. (Certain products of ServerWorks Corporation, a subsidiary of the Company, are licensed under a pre-existing cross-license agreement between ServerWorks and Intel). Certain proprietary products of each party are not licensed to the other, but the Company does not believe that the license exceptions are material to its business as currently conducted or planned. No fees or royalties are payable by either party with respect to its business as currently conducted or planned.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10.1	1998 Employee Stock Purchase Plan (as Amended and Restated March 21, 2003)
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

(b)	Reports on Form 8-K.

     We filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

(i)	Form 8-K filed July 22, 2003 reporting second quarter 2003 earnings (Item 9).

(ii)	Form 8-K filed August 8, 2003 announcing a litigation settlement and furnishing revised second quarter 2003 earnings (Item 12).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

November 7, 2003

EXHIBIT INDEX

Number	Exhibit Title

10.1	1998 Employee Stock Purchase Plan (as Amended and Restated March 21, 2003)
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.