Form 10-K
period 2003-12-31
BROADCOM CORP
filed 2004-03-15
CIK 1054374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☑          No ☐

      The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,814,564,713 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

      The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. As of March 5, 2004 there were 248,361,487 shares of Class A common stock outstanding and 61,292,949 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2004 Annual Meeting of Shareholders to be filed on or before March 29, 2004. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Broadcom®, the pulse logo, Connecting everything®, Blutonium®, QAMLink®, QuadSquad®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, 54gTM, AirForceTM, AirForce OneTM, BladeRunnerTM, BroadVoiceTM, CALISTOTM, ChampionTM, CryptoNetXTM, FirePathTM, Grand ChampionTM, InConcertTM, MetroSwitchTM, NetXtremeTM, PhonexChangeTM, ROBOswitch-plusTM, ROBO-HSTM, ServerWorksTM and SystemI/OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. All other trademarks or tradenames mentioned are the property of their respective owners.

©2004 Broadcom Corporation. All rights reserved.

CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses and gross profit; our accounting estimates, assumptions and judgments; the market acceptance and performance of our products; manufacturing capacity; our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans; the competitive nature of and anticipated growth in our markets; our ability to achieve further product integration; the status of evolving technologies and their growth potential; the timing of new product introductions; the adoption of future industry standards; our dependence on a few key customers for a substantial portion of our revenue; our ability to migrate to smaller process geometries; our ability to consummate acquisitions and integrate their operations successfully; the need for additional capital; inventory and accounts receivable levels; and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

Item 1.	Business

Overview

      Broadcom Corporation is a leading provider of highly integrated semiconductor solutions that enable broadband communications and networking of voice, video and data services. We design, develop and supply complete system-on-a-chip (SoC) solutions incorporating digital, analog and radio frequency (RF) technologies, as well as related hardware and software system-level applications. Our diverse product portfolio addresses every major broadband communications market and includes solutions for digital cable and satellite set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/OTM server solutions.

      Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 16215 Alton Parkway, Irvine, California 92618-3616, and our telephone number at that location is 949.450.8700. Our Internet address is www.broadcom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our Class A common stock trades on the NASDAQ National Market® under the symbol BRCM. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.

Industry Environment and Our Business

      Over the past two decades communications technologies have evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables and wireless transmissions over radio frequencies. This evolution has been driven by enormous increases in the number of users and new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems and telecommuting. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers, digital cable and satellite set-top boxes, and handheld computing devices such as personal digital assistants, or PDAs, and cellular phones. These applications and devices require increasingly higher data transfer rates within computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

      This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructures requires highly integrated mixed-signal semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s broadband marketplace. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog and digital functions with high performance circuitry, and that can be manufactured in high volumes using cost-effective process technologies.

Target Markets and Broadcom® Products

      We design, develop and supply a diverse portfolio of products targeted to every major broadband communications market. Our products are ubiquitous, embedded in cable and DSL modems and digital set-top boxes in the home, in office networking equipment, in wireless-enabled laptop and desktop computers, and in advanced PDAs and cellular phones, among other wired and wireless equipment.

      The following is a brief description of each of our target markets and the semiconductor solutions that we provide for each market.

Broadband Communications

Cable Modems

      Cable modems provide users high-speed Internet access through a cable television network. Although cable network systems were originally established to deliver broadcast television signals to subscribers’ homes, cable television operators have been upgrading their systems to hybrid fiber coaxial cable to support two-way communications, high-speed Internet access and telecommuting through the use of cable modems. These modems are designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 30 Mbps, nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. Cable modems typically connect to PCs through a standard 10/ 100BASE-T Ethernet card or Universal Serial Bus connection. A device called a cable modem termination system, or CMTS, located at a local cable operator’s network hub, communicates through television channels to cable modems in subscribers’ homes and controls access to cable modems on the network.

      The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS®, has made possible interoperability among different manufacturers’ cable modems and CMTS equipment across different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems via retail channels. In 1998 the DOCSIS 1.1 specification was announced. The new specification enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services. In December 2002 DOCSIS 2.0 was approved. DOCSIS 2.0 adds support for higher upstream transmission speeds of up to 30 Mbps and more symmetric Internet Protocol, or IP, services and provides extra capacity for cable telephony.

      The high speeds of today’s cable modems can enable an entirely new generation of multimedia-rich content over the Internet and allow cable operators to expand their traditional video product offerings to include data and telephone services. The adoption of cable modem services and the continued proliferation of homes with multiple

PCs have also generated the need for residential networking. Cable television operators have recognized the opportunity to include this feature in the equipment they utilize for cable modem services through either home telephone line or wireless solutions, and the cable industry has created a specification called CableHomeTM that defines how a home intranet interoperates with a cable operator’s Internet service.

      We offer integrated semiconductor solutions for cable modems and cable modem termination systems. We currently have a leading market position in both equipment areas, with an extensive product offering for the high-speed, two-way transmission and display of digital information for the delivery of voice, video and data services to residential customers over existing hybrid fiber coaxial cable. We offer a complete system-level solution that not only includes integrated circuits, but also reference design hardware and a full software suite to support our customers’ needs and accelerate time to market.

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

      Residential Broadband Gateway Solutions. The level of integration and performance that we continue to accomplish in our cable modem chips is reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom offers residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity. These products allow cable operators worldwide to provide residential broadband gateways capable of delivering digital telephone service via the PacketCableTM specification, IP video, home networking and cable modem Internet services over cable systems, existing telephone lines and wireless connections.

      CMTS Solutions. We have a complete end-to-end DOCSIS 1.0, 1.1 and 2.0 compliant cable modem semiconductor solution for both head-end and subscriber locations. Our CMTS chipset consists of downstream and upstream physical layer, or PHY, devices and a DOCSIS MAC. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

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

      DSL technology has a number of standards or line codes used worldwide. We support all standards-based line codes, such as asymmetric DSL, or ADSL, ADSL2, ADSL2+ and very-high-speed DSL, or VDSL, including the standard Annexes used in Europe and Japan. In addition, we provide end-to-end technology, with solutions designed for both customer premises equipment, or CPE, and central office applications. Our DSL technologies enable local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, VoIP, video teleconferencing and IP data business services, over existing copper twisted pair wiring.

      DSL Modem and Residential Gateway Solutions. For ADSL CPE applications, we provide products that address the wide variety of local area network, or LAN, connectivity options, including Ethernet, USB-powered solutions, VoIP-enabled access devices and IEEE 802.11 wireless access points with multiple Ethernet ports. These solutions also provide a fully scalable architecture to address emerging value-added services such as in-home voice and video distribution. Wide area network connectivity is provided using integrated, standards-compliant PHY technology.

      DSL Central Office Solutions. We provide highly integrated semiconductor solutions for ADSL central office applications as well. Our BladeRunnerTM high-density central office ADSL chipset supports all worldwide ADSL standards using our proprietary FirepathTM 64-bit digital signal processor. We believe these solutions will enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL-enabled copper twisted pairs that can be supported within telecommunication companies’ tight heat, power and space constraints.

      VDSL Solutions. For VDSL applications, we offer our QAM-based V-thernet® product family, which supports Ethernet transport over standard telephone wires.

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

      Direct broadcast satellite, or DBS, is the primary alternative to cable for providing digital television programming. DBS broadcasts video and audio data from satellites directly to digital set-top boxes in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the United States market for DBS may eventually be surpassed by the international market, where the cable infrastructure is generally less extensive.

      The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format in the future. Currently, the FCC is targeting 2007 for this mandated digital conversion. This conversion will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will also create demand for new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate enhanced functionalities, such as Internet access, PVR, video on demand, interactive television, HDTV, 3-D gaming, audio players and various forms of home networking.

      TV manufacturers also plan to incorporate digital cable-ready functionality into television sets for the North American market by incorporating today’s cable set-top box functionality into TV sets. The manufacturers of TVs, through their trade association, the Consumer Electronics Association, and in cooperation with North American cable operators, have created an industry specification called the “plug-n-play” agreement. This agreement and its associated specification define how to design one-way digital cable-ready TVs for connection into the North American cable infrastructure. We anticipate that an additional specification will be issued that defines how to incorporate two-way interactive functionality into a TV set.

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

      Our cable-TV set-top box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems, advanced 2D/3D video-graphics encoders and decoders, complementary metal oxide semiconductor, or CMOS-based radio frequency television tuners, and digital visual interface chipsets. These cable-TV set-top box chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as infrared remotes and keyboards, LED displays and keypads.

      Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home over the telephone line. In addition, our set-top box semiconductor solutions incorporate PVR functionality that allows viewers to watch and record multiple programs and enables additional features such as selective viewing, fast forward, fast reverse, skip forward, skip back, and slow motion and frame-by-frame viewing.

      DBS Solutions. By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also been able to develop comprehensive DBS solutions, including an advanced, high-definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for digital broadcast satellite set-top boxes, including an advanced modulation system to increase satellite capacity with existing satellites; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.

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

      Digital TV Solutions. We were an early developer of advanced television systems committee, or ATSC, demodulators used for the reception of terrestrial HDTV signals broadcast in North America. Capitalizing on the FCC HDTV mandate and the “plug-n-play” agreement, as well as our extensive cable-TV set-top box technology portfolio, we have developed a highly integrated digital TV system-on-a-chip solution. This digital TV solution, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete semiconductor solution for HDTV delivery platforms, including satellite, cable or terrestrial set-top boxes and integrated high-definition televisions. Our integrated HDTV solution will allow television manufactures to develop digital cable-ready televisions that connect directly to the North American cable infrastructure without the need for an external set-top box.

Enterprise Networking

Local Area Networking

      Local area networks consist of different types of equipment interconnected by copper, fiber or coaxial cables utilizing a common computer networking protocol, generally the Ethernet protocol. Ethernet scales in speed from 10 Mbps to 10 gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As communications bottlenecks have appeared in corporate LANs with the deployment of bandwidth intensive and latency sensitive applications, new technologies such as Gigabit Ethernet, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps, and 10BASE-T Ethernet, which supports data transfer rates of 10 Mbps.

      Gigabit Ethernet is emerging as the predominant networking technology for desktop and laptop computers. As Gigabit Ethernet is deployed to desktop and laptop computers, we expect server and backbone connections to continue to migrate to the new 10 Gigabit Ethernet standard. We further expect the continued use of switch connections in place of legacy repeater connections. Switches not only have the ability to provide dedicated bandwidth to each connection, but also provide routing functionality and possess the intelligence to deal with differentiated traffic such as voice, video and data. We anticipate that a significant portion of the installed base of 10/100BASE-T Ethernet switches as well as network interface cards, or NICs, will be upgraded to faster technologies.

      Our 10/100 Mbps Ethernet and Gigabit Ethernet transceivers, controllers and switches are integrated, low-power semiconductor solutions for servers, workstations, and desktop and laptop computers that enable the high-speed transmission of voice, video and data services over the Category 5 unshielded twisted-pair copper wiring widely deployed in enterprise and small office networks. We also offer 10 Gigabit Ethernet transceivers for network infrastructure products. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP and video conferencing services, and share peripheral equipment, such as printers and scanners. We also incorporate intelligent networking functionality into our devices, enabling system vendors to deploy enhanced classes of services and applications, typically found only in the core of the network, to every corporate desktop.

      Digital Signal Processing Communication Architecture. Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second. This proprietary DSP architecture facilitates the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers. It has been successfully implemented in .5, .35, .25, .18 and .13 micron CMOS processes, and in chips with one, four, six and eight ports.

      Fast Ethernet and Gigabit Ethernet Transceivers. Our 10/100 Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers to single-chip octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 copper cable at rates of 10 Mbps and 100 Mbps. Our Gigabit Ethernet transceivers are enabling manufacturers to make equipment that delivers data at Gigabit speeds over Category 5 cabling. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. Additionally, we have developed a family of semiconductor solutions incorporating four transceivers on a single chip optimized for high-port-density Gigabit Ethernet switches and routers. Our QuadSquad® transceivers greatly reduce system costs by simplifying typical high-density board designs, further facilitating the deployment of Gigabit Ethernet bandwidth to the desktop.

      Our Gigabit transceivers are driving the market toward lower power, smaller footprint solutions, making it easier and less expensive to build 10/100/1000 Ethernet NICs, switches, hubs and routers and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features, on-chip diagnostic capabilities and higher performance capabilities.

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

      SerDes Technology and Products. We have developed an extensive library of Serializer/Deserializer, or SerDes, cores for Ethernet, storage and telecommunications network infrastructures. The technology is available in stand-alone SerDes devices or integrated with our standard and custom products. New generations of SerDes architectures provide advanced on-chip diagnostic intelligence to allow system designers to monitor, test and control high-speed serial links for signal integrity and bit error rate performance to reduce development cycles and costly field maintenance support.

      Gigabit Ethernet Controllers. Built upon five generations of Gigabit Ethernet MAC technology, our NetXtremeTM family of Gigabit Ethernet controllers supports peripheral component interconnect, or PCI, PCI-X and PCI ExpressTM local bus interfaces for use in NICs and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and laptop computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables advanced management software to run in firmware so it can be remotely upgraded through simple downloads. The entire product family is fabricated in a .13 micron or .18 micron CMOS process.

      Ethernet Switches. We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, OSI Layer 2 eight port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips.

      Our ROBOswitch-plusTM product family consists of five and eight port Layer 2 switch chips supporting five, eight, 16 and 24 port 10/100 Ethernet switches, and our ROBO-HSTM product family supports single-chip networking solutions for Layer 2 Gigabit Ethernet configurations of four, five, eight, 16 and 24 ports. We believe our switch chips make it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 and Gigabit Ethernet transceivers, media independent interface and packet buffer memory onto single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user.

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

      Our StrataXGS® product family provides the multi-layer switching capabilities of our StrataSwitch II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. These devices, in combination with our quad Gigabit Ethernet transceivers, enable system vendors to build 12, 24 and 48 port multi-layer Gigabit Ethernet stackable switches, supporting systems with up to 384 Gigabit Ethernet ports. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. In addition, the StrataXGS family enables advanced network management capabilities in the switching infrastructure to track different data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP.

      Our MetroSwitchTM product family is used in networking equipment to link MANs and large corporate centers and reduce bottlenecks in the system. These products integrate 12 Gigabit Ethernet ports and one 10 Gigabit Ethernet port into a single-chip solution.

      We also offer an integrated carrier-class switch fabric chipset that can scale in bandwidth from 80 Gbps to 1.2 terabits per second, or Tbps. This fabric is the core building block for transferring voice, video and data among high speed line cards in multi-protocol label switching multi-service switches, core enterprise switches, data center routers and core IP routers. This chipset enables equipment vendors to build a range of reliable systems, with high quality of service at an acceptable cost point, to accelerate the deployment of high-speed IP-based services that require carrier-class service level agreements.

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

      Our SystemI/O semiconductor solutions act as the essential conduits for delivering high-bandwidth data in and out of servers, and coordinating all input/output, or I/O, transactions within server, storage and workstation platforms, including among external I/O devices, the main system memory and multiple CPUs.

      ServerWorks Corporation, our wholly-owned subsidiary, provides core logic technology that manages the flow of data to and from a system’s processors, memory and peripheral I/O devices. ServerWorksTM products are used to design low-end and mid-range servers with two to four CPUs, as well as storage, workstation and networking platforms. The bandwidth of our SystemI/O solutions, both from CPU to memory and memory to I/O subsystems such as disk drives or networks, leads the industry. These products also provide reliability, availability and serviceability features. The current generation of our Grand ChampionTM SystemI/O products, the GC-HE, GC-LE and the GC-SL, supports Intel Pentium® 4 processors that run at speeds beyond 2.4 GHz and provides memory bandwidth of up to five gigabytes per second and I/O bandwidth of up to four gigabytes per second. ServerWorks was also the first to integrate Gigabit Ethernet into the core logic for Intel-based servers through its ChampionTM Ethernet I/O Bridge, which can be used with all versions of the Grand Champion SystemI/O core logic.

      To date ServerWorks chips have been used primarily in servers sold by major PC server OEMs and motherboard manufacturers; however, ServerWorks has leveraged its technology over the past year into other growing markets such as storage and networking. In addition to developing our own chips for storage platforms, in early 2004 we acquired a complete enterprise-class, redundant array of inexpensive disks, or RAID, software stack to allow ServerWorks to deliver complete RAID solutions for local server storage. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to enhance fault tolerance and the ability to survive and recover from a hard drive failure. RAID provides real-time data recovery, with uninterrupted access, when a hard drive fails, as well as increased system uptime and continuous network availability. The initial RAID products being offered by ServerWorks are highly integrated RAID-on-chip and RAID-on-motherboard solutions for entry-level and mid-range server applications, including the software stack to provide our customers complete validated solutions.

      Metropolitan and Wide Area Networking

      To address the increasing volume of data traffic emanating from the growing number of broadband connections in homes and businesses, MANs and wide area networks, or WANs, will have to evolve at both the transport and switching layers. We believe that the CMOS fabrication process will be a key technology in this evolution by enabling the development of smaller optical modules and system components that cost less, consume less power and integrate greater functionality.

      Electronic components for optical communications are a natural extension of our large portfolio of high-speed LAN chips, one that will allow us to provide end-to-end semiconductor solutions across the WAN, MAN and LAN that increase the performance, intelligence and cost-effectiveness of broadband communications networks.

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

Security Processors and Adapters

      Most corporations today use the Internet for the transmission of data among corporate offices and remote sites and for a variety of e-commerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs, which use the Internet protocol security, or IPSec, protocol. In addition to VPNs, secure socket layer, commonly referred to as SSL, is used to secure sensitive information among users and service providers for e-commerce applications.

      Our SSL family of CryptoNetXTM high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 4,000 SSL transactions per second. Our IPsec processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to multi-Gbps. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop stand alone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

Broadband Processors

      Broadband processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the broadband network. The continued growth of IP traffic, coupled with the increasing demand for new and improved services and applications such as security, high-speed access and quality of service is placing additional processing demands on next-generation networking and communications infrastructures. From the enterprise to access network to the service provider edge, networking equipment must be able to deliver wire-speed performance from the OC-3 standard, which transmits data at 155 Mbps, through the OC-192 standard, which transmits data at 10 Gbps, as well as the scalability and flexibility required to support next-generation services and features. In the enterprise and data center markets, server and storage applications require high computational performance to support complex protocol conversions, and services such as virtualization. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, networks and mobile infrastructure equipment must be able to support higher bandwidth rates utilizing low power resource levels.

      Leveraging our expertise in high-performance, low-power very large scale integration, or VLSI, design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next-generation networks. Our SiByte® family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power dissipation, high integration of network-centric functions, and programmability based on an industry-standard instruction set architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS® 64-bit superscalar CPU capable of operating at frequencies of 400 MHz up to one GHz. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed, at line rates between OC-3 and OC-48, which transmits data at 2.5 Gbps. Our devices are also being designed for utilization in the fast growing network storage market, including network attached storage and storage area networking, or SAN. Our general purpose processors are ideal for the complex protocol conversions, virtualization and proxy computations that storage applications require.

Custom Silicon Products

      Custom silicon products are devices for applications that customers are able to semi-customize by integrating their own intellectual property with our proprietary intellectual property cores. We have successfully deployed such devices into the LAN, WAN and PC markets. Our typical semi-custom devices are complex mixed-signal designs that leverage our advanced design processes.

Mobile & Wireless Networking

Local Area Wireless Networking

      Technologies for wireless local area networking, Wi-Fi® networking or wireless LAN, based upon the IEEE 802.11 standards are a natural extension of broadband connectivity in the home and office, adding the convenience of mobility to the powerful utility provided by high-speed data networks. The first widely adapted standard for wireless networks was the 802.11b specification, which is the wireless equivalent of 10 Mbps Ethernet, allowing transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. 802.11b products are found in the education, consumer, home, small-to-medium sized business and enterprise markets. However, over the past year technology based upon the 802.11g specification has begun to replace 802.11b as the mainstream wireless technology for both business and consumer applications. The industry has also begun transitioning, although to a lesser degree, to the 802.11a standard. The 802.11g and 802.11a specifications provide almost five times the data rate of existing 802.11b networks.

      Our AirForceTM wireless LAN product family consists of transceiver and wireless network process chipsets and software that allow PCs and other devices to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Our 54gTM chipsets represent our maximum performance implementation of the IEEE 802.11g wireless LAN standard that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps. 54gTM products also offer advanced security features, including certified support for Wi-Fi Protected AccessTM, or WPA, the Cisco Compatible Extensions, and hardware accelerated Advanced Encryption Standard, or AES, encryption. In 2003 we also introduced our AirForce OneTM single-chip wireless LAN solution that enables wireless LAN connectivity in pocket-sized mobile devices such as PDAs, cellular phones, MP3 players and digital cameras. The entire wireless LAN family is comprised of all-CMOS solutions that are capable of self-calibrating based on usage temperature and other environmental conditions.

Cellular and Wide Area Wireless Networking

      The cellular chip, design and software markets are transitioning from pure voice to broadband multimedia and data, transforming the traditional cellular phone handset from a voice-only device into a multimedia gateway. Products emerging from this transition will allow end-users to download e-mail, web pages and streaming media to cellular phones, PDAs, laptops and other mobile devices.

      The international Global System for Mobile Communication, or GSM, is currently the dominant standard for digital mobile communications. Adopting digital circuit-switched communications technology, GSM enables a variety of network access, voice and data services. Enhanced data communications standards derived from GSM include General Packet Radio Services, or GPRS, and Enhanced Data Rates for GSM Evolution, or EDGE. Both of these standards have extended GSM to enable packet-based “always on” Internet applications and more efficient data transport with higher transmission rates for a new generation of data services such as Internet browsing, 3-D gaming and multimedia messaging with rich graphics and audio content. However, EDGE achieves effective data rates nearly four times those of GPRS within the same channel bandwidth and provides increased network capacity while retaining GPRS compatibility.

      We develop, manufacture and market GSM, GPRS and EDGE chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and wireless PDAs. Our cellular and wide area wireless networking products include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip. We also provide a range of handset and cellular modem engineering design services, encompassing printed circuit board, RF and handset hardware, software development and integration, product verification and certification, and manufacturing support, to select customers.

Personal Area Wireless Networking

      The Bluetooth® short-range wireless networking standard is a low-cost wire-replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, PDAs, headsets and automotive electronics. Bluetooth short-range wireless connectivity enables personal area networking, or PAN, at speeds of up to one Mbps, and can cover distances up to 30 feet. Bluetooth technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless headset connections to cellular phones and wireless mouse and keyboard applications.

      Our Blutonium® family of single-chip and radio-only Bluetooth solutions enable manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our Bluetooth solutions, three of which have been qualified by the Bluetooth Qualification Board to meet version 1.2 of the Bluetooth specification, are incorporated in PDAs, wireless mouse and keyboard applications, and GSM/ GPRS/ UMTS and CDMA mobile phones.

      Our solutions in these areas offer the industry’s highest levels of performance and integration with designs in standard CMOS, allowing them to be highly reliable while lowering manufacturing costs. In addition, we have developed InConcertTM software to allow products enabled with our AirForce Wi-Fi and Blutonium Bluetooth chips to collaboratively coexist within the same radio frequency.

Voice over IP

      Voice over Internet Protocol, or VoIP, refers to the transmission of telephony — voice, fax and analog data — over an IP packet-based network. The delivery of voice, fax and analog data over LANs and WANs with inherently unpredictable routing requires complex DSP technology to preserve voice fidelity, fax reliability and telephone quality of service.

      VoIP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. IP packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build-out of the Internet and deregulation of long distance and local phone service.

      Within the enterprise, equipment markets are being radically affected by the convergence of circuit switched and IP packet-based technologies. A host of new enterprise services can be enabled when a LAN-based Ethernet switching infrastructure is used to carry both data and voice. We provide both silicon and software to enable our equipment customers to provide cost-effective solutions in this area.

      IP Phone Processors. Our IP phone silicon and software solutions integrate the essential packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our PhonexChangeTM software enables VoIP communications over Ethernet, cable and DSL networks and is incorporated in all of our VoIP products. Our processors are enabling the development of new XML-based and WindowsCE®-based IP phones that can perform functions that traditional phones cannot support. These processors support our BroadVoiceTM coding technology, which features a wideband mode that significantly improves the clarity and quality of telephony voice service. Our products also enable manufacturers to develop IP phones that can be powered through the same Category 5 unshielded twisted pair cable used for Ethernet data.

      Residential Terminal Adapter Processors. Our terminal adapter VoIP solutions enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers.

      Gateway Processors. We offer the CALISTOTM family of single-chip communications processors along with software and development tools for carrier-class voice gateways and access concentrators that connect the traditional public switched telephone network to packet-based networks such as the Internet. This advanced architecture provides increased signal processing throughput in a more efficient silicon implementation. CALISTO supports up to 240 packet telephony channels on a single chip, replacing up to 10 traditional DSP discrete components with a power consumption of less than 10 milliwatts per channel.

Reference Platforms

      We also develop reference platforms designed around our integrated circuit products that represent example system-level applications for incorporation into our customers’ equipment. These reference platforms generally include a fairly extensive suite of software drivers as well as protocol and application layer software to assist our customers in developing their own end products. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms enhance the customer’s confidence that our products will meet their market requirements and product introduction schedules.

Customers and Strategic Relationships

      We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

      Customers currently shipping broadband communications equipment incorporating our products include Alcatel, Ambit, Apple, Askey, Cisco, Dell, Echostar, Hewlett-Packard, Hughes Electronics, IBM, Mitsubishi Electric Company, Motorola, Ningbo Bird, Nortel Networks, Pace, Pioneer, Scientific-Atlanta, Sony Ericsson, Sun Microsystems, Thomson CE and 3Com, among others. To meet the current and future technical needs in our target markets, we have established strategic relationships with multi-service operators that provide broadband communications services to consumers and businesses.

      As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument, now a wholly-owned subsidiary of Motorola, which provided that we would develop and supply chips for General Instrument’s digital cable set-top boxes. In November 2000 we modified that agreement to amend General Instrument’s minimum purchase requirements and also entered into a new supply agreement with General Instrument covering our sale of cable modem chips. In January 2002 we modified the new supply agreement to add minimum purchase requirements of chips for digital set-top boxes. In December 2002 and January 2003 we further amended the supply agreement to extend minimum purchase requirements of chips for cable modems and digital set-top boxes, respectively.

      From time to time, we have entered into development agreements with Cisco, Nortel Networks, Sony Ericsson, 3Com and others. We have worked closely with these customers to co-develop products.

      A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to Hewlett-Packard, including sales to its manufacturing subcontractors, represented approximately 15.4% of our net revenue in 2003, 14.8% of our net revenue in 2002 and 14.1% of our net revenue in 2001. These percentages include sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented. Sales to Dell, including sales to its manufacturing subcontractors, represented approximately 11.9% of our net revenue in 2003 and 11.3% of our net revenue in 2002. Sales to Motorola, including sales to its manufacturing subcontractors, represented approximately 12.1% of our net revenue in 2002 and approximately 18.2% of our net revenue in 2001. Sales to Cisco, including sales to its manufacturing subcontractors, represented approximately 10.0% of our net revenue in 2002. Sales to our five largest customers represented approximately 51.6% of our net revenue in 2003, 52.3% of our net revenue in 2002 and 54.9% of our net revenue in 2001. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2004 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

Core Technologies

      Using proprietary technologies and advanced design methodologies, we design, develop and supply complete system-on-a-chip solutions and related hardware and software system-level applications for our target markets. Our proven system-on-a-chip design methodology has enabled us to be first to market with advanced chips that are highly integrated and cost-effective, and that facilitate the easy integration of our customers’ intellectual property. Our design methodology leverages industry-standard, state-of-the-art electronic design automation tools, and generally migrates easily to new silicon processes and technology platforms. It also allows for the easy integration of acquired or licensed technology, providing customers with a broad range of silicon options with differentiated networking and performance features.

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

Research and Development

      We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of February 29, 2004 we had 1,904 research and development employees, the majority of whom hold advanced degrees. Our work force includes approximately 255 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the system-on-a-chip solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of broadband communications markets with a relatively focused investment in research and development.

      We believe that the ongoing achievement of higher levels of integration and the timely introduction of new products in our target markets are essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2004. In addition to our principal design facilities in Irvine and Santa Clara County, California, we have additional design facilities in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Nashua, New Hampshire; Middletown, New Jersey; and Seattle, Washington. Internationally, we also have design facilities in Belgium, Canada, China, India, Israel, the Netherlands, Singapore, Taiwan and the United Kingdom. We anticipate establishing additional design centers in the United States and other countries in the future.

      Our research and development expense was $434.0 million, $461.8 million and $446.6 million in 2003, 2002 and 2001, respectively. In addition, for employees engaged in research and development, we had non-cash stock-based compensation expense and stock option exchange expense of $384.1 million, $252.4 million and $321.6 million in 2003, 2002 and 2001, respectively. We also had amortization of purchased intangible assets related to research and development of $0.8 million, $19.6 million and $26.3 million in 2003, 2002 and 2001, respectively.

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

      We depend on six independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, NEC Corporation in Japan, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Taiwan. Any inability of one of our six independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

      Our products are currently fabricated with .5 micron, triple layer metal; .35 micron, quad layer metal; ..22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, five, six and seven layer metal, feature sizes. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test

      Our wafer probe testing is conducted by either independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our seven key subcontractors located in Asia: ASAT Ltd. in Hong Kong, ST Assembly Test Services in Singapore, Siliconware Precision in Taiwan, NEC Corporation in Japan, United Test and Assembly Center in Singapore, and ChipPac and Signetics in South Korea. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

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

      We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed cost basis, any improvement in manufacturing yields can reduce our cost per chip.

      As part of our total quality program, we received ISO 9002 certification, a comprehensive International Standards Organization specified quality system, for our Singapore facility. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

Product Distribution

      Historically we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility puts us closer to our suppliers and many key customers and improves our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. We also ship products of our wholly-owned subsidiary ServerWorks from a Los Angeles distribution facility. Products shipped to international destinations represented 72.1%, 70.0% and 65.9% of our total net revenue in 2003, 2002 and 2001, respectively.

Sales and Marketing

      Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by providing quality, state-of-the-art products and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our sales occur through our direct sales force, which is based in offices located in California, Colorado, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Ohio, Texas and Virginia. We have engaged independent distributors, Arrow Electronics and Insight Electronics, to service the North American and South American markets.

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

      We market and sell our products internationally through regional offices located in Canada, China, Finland, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Backlog

      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.

Competition

      Broadband communications markets and the semiconductor industry are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers in our target markets include:

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

      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Intellectual Property

      Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We hold over 500 U.S. patents and have filed over 2,200 additional U.S. patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently, or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. In addition, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful. Moreover, we are currently engaged in litigation and may need to engage in additional litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged and currently we are engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. For additional information regarding our pending litigation, see Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these present or future claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In any of these events, our business, financial condition and results of operations may be materially and adversely affected. Additionally, we have in the past sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license on commercially reasonable terms, if at all.

Employees

      As of February 29, 2004 we had 2,729 full-time employees and 104 contract and temporary employees, including 1,904 individuals engaged in research and development, 361 engaged in sales and marketing, 241 engaged in manufacturing operations and 327 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 2.	Properties

      We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, California, we lease additional design facilities in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Nashua, New Hampshire; Middletown, New Jersey; and Seattle, Washington.

      Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom.

      In addition, we lease various sales and marketing facilities in the United States and several other countries.

      The leased facilities currently in use comprise an aggregate of approximately 0.9 million square feet. Our principal facilities have lease terms expiring between 2005 and 2014. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

      For additional information regarding our obligations under property leases, see Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings

      The information set forth under Note 13 of Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock is traded on the NASDAQ National Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the NASDAQ National Market:

	High	Low

Year Ended December 31, 2002
First Quarter	$53.35	$30.10
Second Quarter	39.35	17.06
Third Quarter	22.96	10.40
Fourth Quarter	21.25	9.52
Year Ended December 31, 2003
First Quarter	$20.34	$12.20
Second Quarter	28.23	11.86
Third Quarter	29.96	19.81
Fourth Quarter	37.65	26.25
Year Ending December 31, 2004
First Quarter (through March 5, 2004)	$45.00	$34.08

      As of March 5, 2004 there were approximately 2,187 record holders of our Class A common stock and approximately 371 record holders of our Class B common stock. On March 5, 2004 the last reported sale price of the Class A common stock on the NASDAQ National Market was $41.25 per share.

      Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

Dividend Policy

      We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies, and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      There were no sales of unregistered securities during the quarter ended December 31, 2003.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenue	$1,610,095	$1,082,948	$961,821	$1,096,160	$521,225
Cost of revenue	839,776	604,397	557,733	484,219	211,991

Gross profit	770,319	478,551	404,088	611,941	309,234
Operating expense:
Research and development(1)	434,018	461,804	446,648	250,676	119,300
Selling, general and administrative(1)	190,138	165,267	155,448	103,305	61,475
Stock-based compensation	263,960	359,790	484,039	115,307	3,560
Amortization of purchased intangible assets	3,504	22,387	27,192	1,255	—
Impairment of goodwill and other intangible assets	439,611	1,265,038	1,181,649	—	—
Stock option exchange	209,266	—	—	—	—
Settlement costs	194,509	3,000	3,000	—	17,036
Restructuring costs	2,932	119,680	34,281	—	—
Amortization of goodwill	—	—	753,042	136,984	—
In-process research and development	—	—	109,710	713,050	—
Merger-related costs	—	—	—	4,745	15,210

Income (loss) from operations	(967,619)	(1,918,415)	(2,790,921)	(713,381)	92,653
Interest income, net	6,828	12,183	23,019	24,299	8,388
Other income (expense), net	26,053	(32,750)	(30,875)	(2,693)	260

Income (loss) before income taxes	(934,738)	(1,938,982)	(2,798,777)	(691,775)	101,301
Provision (benefit) for income taxes	25,127	297,594	(56,729)	(3,953)	28,830

Net income (loss)	$(959,865)	$(2,236,576)	$(2,742,048)	$(687,822)	$72,471

Net income (loss) per share (basic)(2)	$(3.29)	$(8.35)	$(10.79)	$(3.13)	$.36

Net income (loss) per share (diluted)(2)	$(3.29)	$(8.35)	$(10.79)	$(3.13)	$.31

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$558,669	$389,555	$403,758	$523,904	$180,816
Working capital	492,227	187,767	265,107	673,092	310,625
Goodwill and purchased intangible assets, net	834,319	1,252,639	2,338,740	3,260,464	—
Total assets	2,017,622	2,216,153	3,631,409	4,677,822	609,753
Long-term debt, including current portion	—	113,470	118,046	23,649	4,862
Total shareholders’ equity	1,489,805	1,644,521	3,207,410	4,475,260	516,872

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

(2)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of earnings (loss) per share. Adjusted to reflect our 2-for-1 stock split, in the form of a 100% stock dividend, effective February 11, 2000.

     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2003, which have been restated to include the operations of acquisitions accounted for using the pooling-of-interests method of accounting as if they had been combined with Broadcom prior to the beginning of each period presented. In addition, the consolidated financial statements include the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this Report and the “Risk Factors” section at the end of this Item 7, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

      Broadcom Corporation is a leading provider of highly integrated semiconductor solutions that enable broadband communications and networking of voice, video and data services. We design, develop and supply complete system-on-a-chip (SoC) solutions incorporating digital, analog and radio frequency (RF) technologies, as well as related hardware and software system-level applications. Our diverse product portfolio addresses every major broadband communications market and includes solutions for digital cable and satellite set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/O server solutions.

      Net Revenue. We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets. We utilize independent foundries to manufacture all of our semiconductor products.

      Our net revenue consists principally of product revenue generated by sales of our semiconductor products. Such sales represented over 95% of our total net revenue in 2003, 2002 and 2001, respectively. We generate the balance of our net revenue mainly from development agreements, software licenses and maintenance agreements, and system-level reference designs.

      The vast majority of our sales occur through our direct sales force. However, we derived approximately 7.1%, 10.4% and 10.8% of our total net revenue from sales made through distributors in 2003, 2002 and 2001, respectively.

      The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the economic and market conditions in the semiconductor industry and the broadband communications markets;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and
•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets.

      For these and other reasons, our net revenue in 2003 and prior periods may not necessarily be indicative of future net revenue.

      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2003	2002	2001

Hewlett-Packard(1)	15.4%	14.8%	14.1%
Dell	11.9	11.3	*
Motorola	*	12.1	18.2
Cisco(2)	*	10.0	*
Five largest customers as a group	51.6	52.3	54.9

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

(2)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.

     We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2004 and for the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

      Net revenue derived from all independent customers located outside the United States as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2003	2002	2001

Asia	19.6%	20.5%	15.1%
Europe	5.9	4.4	6.3
Other	0.3	0.4	1.9

	25.8%	25.3%	23.3%

Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of customers that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States. All of our revenue to date has been denominated in U.S. dollars.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes of product sales;
•	the position of our products in their respective life cycles;
•	the effects of competition and competitive pricing strategies;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;
•	amortization of purchased intangible assets;
•	stock-based compensation expense;
•	product warranty costs;
•	provisions for excess or obsolete inventories;
•	licensing and royalty arrangements; and
•	the mix of product revenue and development revenue.

      Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

      Acquisition Strategy. A key element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

      In 2003, 2002 and 2001 we completed six acquisitions for original aggregate equity consideration of $1.214 billion and cash consideration of $5.9 million. In 2003 we acquired certain assets of Gadzoox Networks, Inc., a provider of open standards-based storage networking technology. In 2002 we acquired Mobilink Telecom, Inc., a supplier of chipsets and reference designs for use in cellular phones, cellular modem cards and wireless PDAs. In 2001 we acquired Visiontech Ltd., a supplier of digital video/audio MPEG-2 compression and decompression chips; ServerWorks Corporation, a supplier of high-performance system input/output integrated circuits for servers, workstations and storage platforms; KimaLink, a developer of integrated circuits for wireless data communications; and PortaTec Corporation, a developer of integrated solutions for smart mobile devices. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at December 31, 2003, under the aggregation criteria set forth in SFAS 131, we only operate in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.

      We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments;
•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing process;
•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate our integrated circuits into their electronic products; and
•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

      Because we meet each of the criteria set forth above and each of our operating segments has similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs and litigation and other loss contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Gross Margin, Accounts Receivable and Inventory. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) our price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. In addition, we do not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors sell the product to end customers. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our stock,

(iii) another significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets used in operations, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments in which we hold less than a 20% voting interest and on which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. The share prices of publicly traded securities have been volatile, and the value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other income (expense), net, in the statement of operations, when we believe an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) our intent and ability to retain our investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) the values of recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities that we hold, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values, and could require future impairment charges.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. We have undertaken, and we may in the future undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and/or facilities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance, complexity, and the timing of the execution of such activities, we periodically reassess the estimates we made at the time the original decisions were made. Through 2002 the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid through the termination of the lease and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, operating costs until termination and/or offsetting sublease revenues may be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. We periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Beginning in 2003 the accounting rules require us to record any future provisions and charges at fair value in the period in which they are incurred. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

•	Litigation and Settlement Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation or settlement payments. If that occurs, our financial position, results of operations or cash flows could be materially and adversely affected, and we may be required to make future royalty payments, which could adversely impact gross margins. In addition, if further information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate a range of loss associated with such litigation, we would then record at least the minimum estimated liability. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	52.2	55.8	58.0

Gross profit	47.8	44.2	42.0
Operating expense:
Research and development(1)	27.0	42.6	46.4
Selling, general and administrative(1)	11.8	15.3	16.2
Stock-based compensation	16.3	33.1	50.3
Amortization of purchased intangible assets	0.2	2.1	2.8
Impairment of goodwill and other intangible assets	27.3	116.8	122.9
Stock option exchange	13.0	—	—
Settlement costs	12.1	0.3	0.3
Restructuring costs	0.2	11.1	3.6
Amortization of goodwill	—	—	78.3
In-process research and development	—	—	11.4

Loss from operations	(60.1)	(177.1)	(290.2)
Interest income, net	0.4	1.1	2.4
Other income (expense), net	1.6	(3.0)	(3.2)

Loss before income taxes	(58.1)	(179.0)	(291.0)
Provision (benefit) for income taxes	1.5	27.5	(5.9)

Net loss	(59.6)%	(206.5)%	(285.1)%

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense.

Years Ended December 31, 2003 and 2002

Net Revenue, Cost of Revenue and Gross Profit

      The following table presents net revenue, cost of revenue and gross profit for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Net revenue	$1,610,095	100.0%	$1,082,948	100.0%	$527,147	48.7%
Cost of revenue	839,776	52.2	604,397	55.8	235,379	38.9

Gross profit	$770,319	47.8%	$478,551	44.2%	$291,768	61.0

      Net Revenue. Our revenue consists principally of product revenue generated by sales of our semiconductor products. Net revenue is revenue less provisions for returns and allowances. The following table presents the contribution to the increase in net revenue in 2003 as compared to 2002 from each of our major target markets:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Enterprise networking	$917,876	57.0%	$702,562	64.9%	$215,314	30.6%
Broadband communications	373,562	23.2	288,609	26.7	84,953	29.4
Mobile and wireless	318,657	19.8	91,777	8.4	226,880	247.2

Net revenue	$1,610,095	100.0%	$1,082,948	100.0%	$527,147	48.7

      The growth in net revenue resulted primarily from an increase in volume shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in 2003.

      Our enterprise networking products include Ethernet controllers, PHYs and switches, network processors, server chipsets, and security and storage products. Our broadband communications products include solutions for cable modem, cable-TV set-top box, direct broadcast satellite and DSL applications. Our mobile and wireless products include wireless LAN, cellular and Bluetooth solutions. We anticipate that total net revenue in the first quarter of 2004 will increase by approximately 16% to 18% over the fourth quarter 2003 level. We also expect the net revenue increase in the first quarter of 2004 will be distributed across all three of our major target markets.

      Cost of Revenue and Gross Profit. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess or obsolete inventories and contracted development work. Gross profit represents net revenue less the cost of revenue.

      The 2003 increase in absolute dollars for gross profit resulted primarily from the 48.7% growth in net revenue. The increase in gross profit as a percentage of net revenue in 2003 resulted primarily from lower amortization of purchased intangible assets, lower stock-based compensation expense and shifts in our product mix, offset in part by additional stock-based compensation expense due to our stock option exchange.

      The following table presents details of non-cash expenses for employees engaged in manufacturing operations for 2003 and 2002 that are included in cost of revenue:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Stock-based compensation expense	$6,528	0.4%	$12,917	1.2%	$(6,389)	(49.5)%
Amortization of purchased intangible assets	17,207	1.1	56,032	5.2	(38,825)	(69.3)
Stock option exchange expense	11,454	0.7	—	—	11,454	—

	$35,189	2.2%	$68,949	6.4%	$(33,760)	(49.0)

      At December 31, 2003 the unamortized balance of deferred compensation was approximately $1.4 million, which will be amortized to cost of revenue through 2007. At December 31, 2003 the unamortized balance of purchased intangible assets was approximately $6.7 million, all of which will be amortized to cost of revenue in 2004.

      Gross profit has been and will likely continue to be impacted in the future by competitive pricing strategies, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories and possible future changes in product mix and the introduction of products with lower margins, among other factors. In addition, we anticipate that gross profit could continue to be impacted by amortization charges related to possible future acquisitions.

Research and Development and Selling, General and Administrative Expenses

      The following table presents research and development and selling, general and administrative expenses for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development	$434,018	27.0%	$461,804	42.6%	$(27,786)	(6.0)%
Selling, general and administrative	190,138	11.8	165,267	15.3	24,871	15.0

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs, prototyping costs and facilities expenses. Research and development expense does not include amounts associated with stock-based compensation or stock option exchange expenses for employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development activities.

      The 2003 decrease in research and development expense in absolute dollars resulted primarily from a $14.0 million decrease in personnel-related expenses and a $7.4 million decrease in prototyping costs due to our restructuring efforts. In addition, there were modest decreases in system level testing and costs related to engineering design tools and computer hardware. Research and developments costs in 2003 reflected costs savings resulting from the restructuring plan we began implementing in the fourth quarter of 2002, or the 2002 Restructuring Plan, which included workforce reductions. This was partially offset by new hires in 2003 as well as a change in our employee compensation policies implemented in the second quarter of 2003 that resulted in an increase in cash compensation to certain employees. Savings from our 2002 Restructuring Plan will continue to be offset by any new hires in the future and any future acquisitions. In addition, based upon past experience, we anticipate that research and development expense in absolute dollars will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies.

      We remain committed to a significant level of research and development effort to extend our technology leadership in the broadband communications markets in which we operate. We hold over 500 U.S. patents and we maintain an active program of filing for and acquiring additional patents in broadband communications and other fields.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include amounts associated with stock-based compensation or stock option exchange expenses for administrative employees or expense amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.

      The 2003 increase in selling, general and administrative expense in absolute dollars resulted primarily from a $16.6 million increase in legal costs. In addition, there were modest increases in salaries and related costs, insurance costs and bad debt expense, offset in part by a decrease in information technology maintenance and supplies expense and expenditures for travel and entertainment. Based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and any future litigation to protect our business interests and intellectual property.

       Stock-Based Compensation Expense

      The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for 2003 and 2002, all of which was excluded from those operating expenses:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$219,337	13.6%	$252,365	23.3%	$(33,028)	(13.1)%
Selling, general and administrative	44,623	2.7	107,425	9.8	(62,802)	(58.5)

	$263,960	16.3%	$359,790	33.1%	$(95,830)	(26.6)

      Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation primarily represents the difference between the fair value of our Class A common stock at the measurement date of each acquisition and the original purchase price of the restricted stock or exercise price of the unvested stock options assumed in the acquisition. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, generally three to five years. Additional deferred compensation related to earned contingent consideration is measured and recorded at the date the contingency is satisfied. Employee terminations in 2003 and 2002 resulted in the elimination of deferred compensation of approximately $30.1 million and $103.0 million, respectively, that is no longer amortized. We recorded approximately $60.5 million of net deferred compensation in 2003 primarily for contingent consideration earned in connection with our acquisitions of ServerWorks and Mobilink. We recorded approximately $2.2 million of deferred compensation in 2002 primarily for restricted stock assumed in our acquisition of Mobilink.

      The 2003 decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and certain assumed options being fully amortized, offset in part by the acceleration from future periods of stock-based compensation expense related to certain assumed stock options and additional deferred compensation related to earned contingent consideration. At December 31, 2003 the unamortized balance of deferred compensation was approximately $76.2 million, which will be amortized to research and development and selling, general and administrative expenses through 2007. However, if there are any modifications or cancellations of the underlying restricted stock or unvested stock options, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our operating expense would be impacted by its amortization.

Amortization of Purchased Intangible Assets

      The following table presents amortization of purchased intangible assets related to research and development and selling, general and administrative activities for 2003 and 2002, all of which was excluded from those operating expenses:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$815	0.0%	$19,566	1.8%	$(18,751)	(95.8)%
Selling, general and administrative	2,689	0.2	2,821	0.3	(132)	(4.7)

	$3,504	0.2%	$22,387	2.1%	$(18,883)	(84.3)

      Purchased intangible assets primarily include completed technology, customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from less than one to three years.

      The 2003 decrease in amortization of purchased intangible assets was primarily a result of certain purchased intangible assets being fully amortized. We currently have no remaining purchased intangible assets to amortize to future operating expense. However, if we acquire purchased intangible assets in the future, our operating expense would be impacted by the amortization of these assets.

Impairment of Goodwill and Other Intangible Assets

      The following table presents impairment of goodwill and other intangible assets for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Impairment of goodwill and other intangible assets	$439,611	27.3%	$1,265,038	116.8%	$(825,427)	(65.2)%

      We performed our annual impairment assessments of the carrying value of goodwill recorded in connection with our various acquisitions required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2003 and 2002. In addition, we determined that indicators of impairment existed for two of our reporting units in May 2003 and an additional impairment assessment was performed at that time. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair values. At October 1, 2003 and 2002, we had four and seven reporting units, respectively. We determined and identified those reporting units in accordance with SFAS 142.

      We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in Financial Accounting Standards Board, or FASB, Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. Specifically, the income approach valuation used reporting unit cash flow discount rates ranging from 13% to 16%, and terminal value growth rates ranging from 0% to 11%. Publicly available information regarding the market capitalization of our company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

      Upon completion of the October 2003 annual impairment assessment, we determined no impairment was indicated as the estimated fair values of the four reporting units exceeded their respective carrying values. Upon completion of the October 2002 assessment, we determined that the carrying values of four of our seven reporting units exceeded their estimated fair values. The four affected reporting units were broadband processors, client server networking, mobile communications and ServerWorks. Because indicators of impairment existed for these four reporting units, we performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill for each of the affected reporting units.

      In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as that which is utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2002, we calculated the fair value of certain assets, including developed technology and in-process research and development, or IPR&D, assets. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of each of the four affected reporting units in 2002. The implied fair value of goodwill was measured as the excess of the fair value of the affected reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each of the affected reporting units was measured by the amount the carrying value of goodwill for that reporting unit exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $1.241 billion in October 2002. Of such charge, $536.0 million related to the goodwill of our broadband processor reporting unit, $206.1 million related to the goodwill of our client server networking reporting unit, $179.6 million related to the goodwill of our mobile communications reporting unit and $319.3 million related to the goodwill of our ServerWorks reporting unit.

      The primary factors resulting in the 2002 impairment charge were: (i) the continued significant economic slowdown in the technology sector and the semiconductor industry, which affected both our operations at that time and our expectations with respect to future revenue, (ii) a decline in the valuation of technology company stocks, including the valuation of our stock, and (iii) unfavorable revisions in revenue and cash flow expectations regarding certain of our acquired businesses. These acquired businesses were priced based on valuation multiples that were indicative of the value at which businesses were purchased and sold at that time, but were inflated relative to historical and subsequent standards. In the second and third quarters of 2002 demand for servers, WAN networking equipment, handheld devices and other products using our chips declined relative to the demand that was anticipated when certain of our purchase acquisitions were consummated. In addition, we recognized that a sustained decline in demand combined with an oversupply of these products resulted in increased price competition for certain chipsets, giving effect to shrinking profit margins and expected future cash flows for our four affected reporting units. In response to the existing market conditions, we initiated a restructuring program in the fourth quarter of 2002 that included significant headcount reductions, and we decreased our investment in certain target markets that were either performing below our expectations or had low near term growth potential. As a result, we revised our forecasts of future operating results, which were in turn used in calculating the estimated fair values of the reporting units.

      In May 2003 we determined there were indicators of impairment for two of our reporting units, ServerWorks and mobile communications. We tested the goodwill of these reporting units for impairment in accordance with SFAS No. 142 as described above. Based on this assessment, we recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.

      With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former ServerWorks stockholders and employees (see Note 3 of Notes to Consolidated Financial Statements). As a result of the competitive pressures and design losses, we reduced our forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003. We are continuing to pursue strategies to reposition our ServerWorks business and develop alternative sources of revenue for that reporting unit.

      With respect to the mobile communications reporting unit, the primary factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Mobilink shareholders and employees in May 2003 (see Note 3 of Notes to Consolidated Financial Statements), after that reporting unit had already been written down to its implied fair value in October 2002.

      In December 2003 and 2002, we acquired over 150 patents related to various technologies, including among others, wireless networking topologies and protocols, dual mode wireless transceivers, power management in integrated circuits, Ethernet networking, personal video recording, and VoIP telephony, for an aggregate of $1.0 million and $24.0 million, respectively. The immediate purpose of these patent acquisitions was to assist us in the defense and settlement of ongoing and future lawsuits. As a result, we were unable to estimate any future cash flows from the patents. We also do not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The cash flows expected to arise as a direct result of the use of the patents are actually the cash savings resulting from reduced but undeterminable legal expenditures over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast legal expenditures that would have been incurred if the patent portfolio was not acquired and (iii) forecast cash flows generated as a result of acquiring the patents. As a result, pursuant to SFAS 144 no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, the patents were determined to be fully impaired at their respective dates of acquisition.

      For further discussion of impairment of goodwill and other intangible assets, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

       Stock Option Exchange Expense

      The following table presents stock option exchange expense for employees engaged in research and development and selling, general and administrative activities for 2003 and 2002, all of which was excluded from those operating expenses:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Research and development	$164,798	10.2%	$—	—%	$164,798	—%
Selling, general and administrative	44,468	2.8	—	—	44,468	—

	$209,266	13.0%	$—	—	$209,266	—

      On April 7, 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 per share were eligible for tender at the commencement of the program, representing approximately 43.6% of our outstanding stock options as of the commencement date.

      On May 5, 2003 the offer period ended and we accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, we issued 8,574,033 fully vested, non-forfeitable shares of our Class A common stock and recorded stock-based compensation expense of approximately $162.3 million related to the issuance of such vested shares, based on the closing price of our Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares were included in our calculation of net loss per share effective as of May 5, 2003. Additionally, on May 5, 2003 we accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase 18,301,676 shares of our Class A common stock were issued on November 10, 2003. The terms and conditions of the new options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options was $35.12 per share which was the last reported trading price of our Class A common stock on the grant date. At December 31, 2003 there were options to purchase 102,912,733 shares of Class A or Class B common stock outstanding.

      Eligible employees (members of our Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in our offer), divided by the closing price of our Class A common stock as reported on the NASDAQ National Market on May 5, 2003. We concluded that the consideration paid for the eligible options represented “substantial consideration” as required by Emerging Issues Task Force Issue No. 00-23 Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, we primarily used the following assumptions: (i) an expected life of approximately four years; (ii) a volatility of 70.0% during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $4.97.

      Certain of our employees held unvested eligible options that were previously assumed by us in connection with acquisitions that were accounted for using the purchase method of accounting. We had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of acquisition. To the extent those employees tendered, and we accepted for exchange and cancellation, such assumed eligible options in exchange for new options, we were required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. Consequently, we recorded a non-cash charge of approximately $55.6 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense.

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

      We further concluded that the “look back” and “look forward” provisions of paragraph 45 of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, applied to the stock options surrendered for cancellation. If any stock options were granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options would be subject to variable accounting. As a result of these provisions, variable accounting is required for options to purchase approximately 208,966 shares as of December 31, 2003. In 2003 we recorded approximately $3.5 million of stock-based compensation expense related to the portion of these variable options that vested during the period.

      In addition to the non-cash charges described above, we incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to us or through the sale of a portion of their new shares.

       Settlement Costs

      The following table presents settlement costs for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Settlement costs	$194,509	12.1%	$3,000	0.3%	$191,509	6,383%

      In May 2003 we completed a management transition at our ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by certain employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when we acquired ServerWorks in January 2001. In connection with the settlement, we incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).

      In August 2003 we agreed with Intel Corporation to settle all outstanding litigation between the companies as well as litigation involving our respective affiliates. In connection with the settlement agreement, we agreed to pay Intel $60.0 million, of which $30.0 million was paid in August 2003, and the remaining balance was paid in October 2003.

      In January 2004 we entered into a settlement and license agreement to settle certain disputes. In connection with the settlement, we recorded $14.8 million as a one-time charge for the disputes and claims in December 2003 and also recorded an asset of $1.2 million pertaining to a related license agreement in January 2004. Under the agreement, we are required to pay $16.0 million in cash, $8.0 million of which was paid in January 2004, and the remainder of which will be paid in four equal installments of $2.0 million on the anniversary date of the settlement agreement over each of the next four years. The value of the license agreement will be amortized to cost of revenue over its estimated useful life.

      We recorded an additional $6.4 million and $3.0 million in settlement costs in 2003 and 2002, respectively, in connection with the settlement of other outstanding litigation and third party claims.

      For a more detailed discussion of our outstanding litigation, see Note 13 of Notes to Consolidated Financial Statements.

       Restructuring Costs

      The following table presents restructuring costs for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Restructuring costs	$2,932	0.2%	$119,680	11.1%	$(116,748)	(97.6)%

      From the second quarter of 2001 through the third quarter of 2002, we implemented a plan, the 2001 Restructuring Plan, to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring program, the 2002 Restructuring Plan, which we implemented from the fourth quarter of 2002 through the second quarter of 2003. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 510 and 160 employees were terminated across all of our business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers we employed.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans were as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Charged to expense in 2001	$16,100	$18,181	$—	$—	$34,281
Non-cash costs(1)	(11,070)	(1,638)	—	—	(12,708)
Cash payments(2)	(4,906)	(6,073)	—	—	(10,979)

Restructuring liabilities at December 31, 2001	124	10,470	—	—	10,594
Charged to expense in 2002	1,411	30,454	65,048	22,767	119,680
Liabilities assumed in acquisition (3)	—	—	—	6,815	6,815
Non-cash costs(1)	(135)	(4,868)	(46,821)	(1,495)	(53,319)
Cash payments(2)	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	—	29,554	1,544	24,593	55,691
Charged to expense in 2003	—	—	2,932	—	2,932
Non-cash costs(1)	—	—	(972)	—	(972)
Cash payments(2)		(11,195)	(3,504)	(5,778)	(20,477)

Restructuring liabilities at December 31, 2003	$—	$18,359	$—	$18,815	$37,174

(1)	Non-cash costs related to stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements, and the write-off of leasehold improvements.

(2)	Cash payments relate to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs.

(3)	Although not related to the 2002 or 2001 Restructuring Plans, we assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. The liabilities related to the Mobilink acquisition have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

     These restructuring charges are classified as operating expenses in our consolidated statements of operations.

      Certain of the restructuring charges were recorded in periods subsequent to the initial implementations of the 2001 and 2002 Restructuring Plans. These subsequent charges were primarily due to the inability to reasonably estimate those costs at the time of the initial implementations as we were still in the process of reviewing many of our facilities to determine where we could consolidate and which locations would no longer be required. We do not anticipate recording any additional charges under the 2001 and 2002 Restructuring Plans.

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

      The goal of our 2002 and 2001 Restructuring Plans was to reduce our research and development and selling, general and administrative operating expenses, but we cannot assure you that we will achieve future expense reductions and other benefits that we anticipated. Anticipated savings from reduced headcount or facility consolidations have been and may in the future be, mitigated by subsequent increases to headcount, changes in our employee compensation policies and subsequent facilities additions related to our operating requirements.

       Other Income and Expenses

      The following table presents other income and expenses for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$6,828	0.4%	$12,183	1.1%	$(5,355)	(44.0)%
Other income (expense), net	26,053	1.6	(32,750)	(3.0)	58,803	179.6

      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances, less interest accrued on our debt and capital lease obligations. The decrease in 2003 resulted primarily from a decline in interest rates, offset in part by a decline in interest expense on lower average debt balances.

      Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. In September 2003 we realized a gain from a strategic investment in the amount of $24.4 million. That investment was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at the time, as described below. This gain was offset in part by losses recorded in the amount of $2.3 million, representing other-than-temporary declines in the value of other strategic investments.

      In 2002 we recorded impairment losses on strategic investments of approximately $37.8 million in two separate periods. We recorded a loss of approximately $4.1 million in February 2002, which was based on information that led us to believe that the investee was proceeding into either a major financial restructuring and/ or bankruptcy. This belief was based on our working knowledge of the investee, the fact that we had been solicited by the investee company for continued financings and the poor performance of venture technology investments in the geographical region. Previously, this privately held investment was reduced to its fair value of $4.1 million in September 2001 based on a then recent round of financing.

      We also recorded impairment losses on strategic investments of $33.7 million in September 2002. Approximately $24.1 million related to a second privately held investment. Originally, this investment had high growth prospects and was proposed to be selected for a key customer design win. This key design win potentially would have generated hundreds of millions in revenue over the next several years and positioned the investee for either an initial public offering or as an acquisition target. Ultimately, the investee did not secure the key design win, and, accordingly, was forced to enter into discussions to obtain a subsequent round of financing at a lower valuation. Therefore, at September 30, 2002 we believed it was necessary to permanently reduce the carrying value of this investment to its respective fair value, based on the term sheet for the potential subsequent financing. In addition approximately $7.8 million in impairment losses was related to a third privately held investment. The impairment was caused by an impending financing that was offered at a price substantially lower than our previously reduced carrying value. Earlier, this privately held investment was reduced to its fair value of $8.8 million in September 2001 based on a pricing model using historical financial information. In September 2002 we recorded an additional $1.8 million in impairment losses relating to other strategic investments using the same methodologies described above.

      The losses recorded in 2002 were offset in part by approximately $4.6 million in gains realized on sales of an investment in a publicly traded company.

     Provision for Income Taxes

      The following table presents provision for income taxes for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Provision for income taxes	$25,127	1.5%	$297,594	27.5%	$272,467	91.6%

      No income tax benefit has been recorded for domestic tax losses. Our income tax expense in 2003 and 2002 primarily represents taxes on certain foreign operations and increases in the valuation allowance for deferred tax assets. We utilize the liability method of accounting for income taxes as set forth in SFAS 109. See Note 5 of Notes to Consolidated Financial Statements.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our recent cumulative losses and the full utilization of our loss carrybacks, we have provided a full valuation allowance against our net deferred tax assets in 2003 and 2002.

Years Ended December 31, 2002 and 2001

Net Revenue, Cost of Revenue and Gross Profit

      The following table presents net revenue, cost of revenue and gross profit for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Net revenue	$1,082,948	100.0%	$961,821	100.0%	$121,127	12.6%
Cost of revenue	604,397	55.8	557,733	58.0	46,664	8.4

Gross profit	$478,551	44.2%	$404,088	42.0%	$74,463	18.4

      Net Revenue. Net revenue was reduced by approximately $25.5 million in 2001 to account for the fair value of the performance-based warrants to purchase shares of Class A common stock earned by certain customers in connection with purchase and development agreements that we assumed in prior acquisitions. No comparable performance-based warrants were earned in 2002, and there were no remaining outstanding performance-based warrants at December 31, 2002.

      The following table presents the contribution to the overall growth in net revenue in 2002 as compared to 2001 from each of our major target markets:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Enterprise networking	$702,562	64.9%	$565,168	58.7%	$137,394	24.3%
Broadband communications	288,609	26.7	369,902	38.5	(81,293)	(22.0)
Mobile and wireless	91,777	8.4	26,751	2.8	65,026	243.1

Net revenue	$1,082,948	100.0%	$961,821	100.0%	$121,127	12.6

      Net revenue in 2002 and 2001 has been classified based on our 2003 target market structure.

      Cost of Revenue and Gross Profit. The 2002 increase in gross profit as a percentage of net revenue resulted primarily from increased volumes and improved yields, which reduced direct product costs, increased absorption of fixed overhead costs as a result of the increased volumes, and lower stock-based compensation expense, offset in part by competitive pricing strategies and amortization of purchased intangible assets.

      The following table presents details of non-cash expenses for employees engaged in manufacturing operations for 2002 and 2001 that are included in cost of revenue:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Stock-based compensation expense	$12,917	1.2%	$15,901	1.7%	$(2,984)	(18.8)%
Amortization of purchased intangible assets	56,032	5.2	51,741	5.4	4,291	8.3

	$68,949	6.4%	$67,642	7.1%	$1,307	1.9

Research and Development and Selling, General and Administrative Expenses

      The following table presents research and development and selling, general and administrative expenses for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Research and development	$461,804	42.6%	$446,648	46.4%	$15,156	3.4%
Selling, general and administrative	165,267	15.3	155,488	16.2	9,779	6.3

      Research and Development Expense. The 2002 increase in research and development expense in absolute dollars resulted primarily from the addition of personnel through our acquisition of Mobilink, certain strategic new hires, and investment in design tools for the development of new products and the enhancement of existing products, offset in part by cost reductions from the 2001 Restructuring Plan.

      Selling, General and Administrative Expense. The 2002 increase in selling, general and administrative expense in absolute dollars reflected higher personnel-related costs resulting from the addition of certain strategic new hires as well as increased facilities expenses and legal fees, offset in part by cost reductions from our 2001 Restructuring Plan.

Stock-Based Compensation Expense

      The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for 2002 and 2001, all of which was excluded from those operating expenses:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$252,365	23.3%	$321,571	33.4%	$(69,206)	(21.5)%
Selling, general and administrative	107,425	9.8	162,468	16.9	(55,043)	(33.9)

	$359,790	33.1%	$484,039	50.3%	$(124,249)	(25.7)

      We recorded approximately $2.2 million of net deferred compensation in 2002 and $377.9 million of deferred compensation in 2001, primarily in connection with restricted stock and stock options assumed in our acquisitions. Approximately $103.0 million and $84.6 million of deferred compensation was eliminated due to employee terminations in 2002 and 2001, respectively.

      The 2002 decrease in stock-based compensation expense related primarily to the elimination of deferred compensation due to the termination of certain employees and the decrease in our year end stock price, which is used to remeasure stock-based compensation for options subject to variable accounting. Due to the decrease in our stock price in 2002, we recorded approximately $7.0 million in reversals of previously recorded stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. In 2001 we recorded approximately $35.0 million in stock-based compensation expense related to stock options subject to variable accounting in accordance with FIN 44 and FIN 28. These charges and reversals were based on the amount by which our Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeded the exercise price.

Amortization of Purchased Intangible Assets

      The following table presents amortization of purchased intangible assets related to research and development and selling, general and administrative activities for 2002 and 2001, all of which was excluded from those operating expenses:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development	$19,566	1.8%	$26,314	2.7%	$(6,748)	(25.6)%
Selling, general and administrative	2,821	0.3	878	0.1	1,943	221.3

	$22,387	2.1%	$27,192	2.8%	$(4,805)	(17.7)

      Purchased intangible assets primarily include completed technology and customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to three years.

      The 2002 decrease in amortization of purchased intangible assets resulted primarily from the reclassification, as required by SFAS 142, of assembled workforce as goodwill, which is no longer being amortized, offset partially by the amortization of other purchased intangibles.

Impairment of Goodwill and Other Intangible Assets

      The following table presents impairment of goodwill and other intangible assets for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Impairment of goodwill and other intangible assets	$1,265,038	116.8%	$1,181,649	122.9%	$(83,389)	(7.1)%

      For impairment of goodwill and other intangible assets in 2002, see the comparable discussion included under the “Years Ended December 31, 2003 and 2002” caption above.

      In January 2001 the average trading price of our Class A common stock was approximately $112 per share. In the ensuing three-month period, our stock price declined to an average price of $37 per share in March 2001, representing a 67% decline. Given the high volatility in market prices of Internet-related, semiconductor and other high technology stocks in general, and in our Class A common stock in particular, it was unclear at that time whether the change in market price was due to a short term fluctuation or recognition of a new pricing threshold. In the next six-month period, the average price for our Class A common stock in any given month fluctuated from approximately $26 to $40 per share. In September 2001 our management concluded that the decline in market value of our stock from January 2001 to March 2001 was a sustained decrease.

      Accordingly, in September 2001 we determined that an assessment of the goodwill arising from certain of our purchase transactions was warranted. The assessment was performed in accordance with the two-step test prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, or SFAS 121. The first step involved a recoverability test to determine whether the sum of undiscounted future cash flows associated with certain acquired entities exceeded the carrying amounts of those respective entities’ assets. The cash flows were estimated over a four year period and represented the cash flows identifiable to the entity. The first step resulted in a failed recoverability test for goodwill directly related to the purchase transactions of Allayer Communications, Silicon Spice, Inc. and Newport Communications, Inc. Certain of the affected businesses operated in high risk, emerging markets in which there was no assurance of sustainable sales at the time acquisition decisions were made.

      Several factors contributed to the impairment charge, including: (i) declining semiconductor company stock valuations, (ii) lower than anticipated demand for certain products including metro class Ethernet networking, carrier class and optical transceivers and (iii) higher than expected research and development costs to launch products in the aforementioned markets. As a result, these factors diminished the cash flow that had been anticipated when certain purchase transactions were consummated.

      The second step of the impairment test entailed estimating the fair value of net assets for those acquired businesses that failed the recoverability test. Fair value was determined using a weighted average of the market approach and the discounting of future cash flows. The cash flow period used was five years, with a discount rate ranging from 33% to 40%, and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on our weighted average cost of capital adjusted for the risks associated with the operations. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates. In accordance with SFAS 121, the goodwill impairment charge was measured as the amount by which the carrying amount of net assets exceeded fair value. Based on this assessment, we recorded a charge of $1.182 billion to write down the value of goodwill associated with the affected purchase transactions. Of such charge, $96.7 million related to the goodwill associated with Allayer Communications, $599.6 million related to the goodwill associated with Newport Communications and $485.4 million related to the goodwill associated with Silicon Spice.

Other Operating Expenses

      The following table presents other operating expenses for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Settlement costs	$3,000	0.3%	$3,000	0.3%	$—	—%
Restructuring costs	119,680	11.1	34,281	3.6	85,399	249.1
Amortization of goodwill	—	—	753,042	78.3	(753,042)	—
In-process research and development	—	—	109,710	11.4	(109,710)	—

      Restructuring Costs. For a detailed description of our restructuring activities in 2002 and 2001, see the comparable discussion included under the “Years Ended December 31, 2003 and 2002” caption above.

      Amortization of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquired company and the fair value of the net tangible and intangible assets acquired.

      The significant decrease in the amortization of goodwill in 2002 resulted from the impact of adopting new accounting standards. In June 2001 the FASB issued SFAS No. 141, Business Combinations, or SFAS 141, and SFAS 142, both effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was immediately applicable to any acquisitions made after June 30, 2001. As required by SFAS 142, we ceased amortizing goodwill of $2.254 billion beginning January 1, 2002. Included in this amount is $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002 as required by SFAS 142.

      In-Process Research and Development. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. There was no IPR&D recorded in connection with the acquisition completed in 2002. IPR&D totaled $109.7 million for the four purchase transactions completed in 2001.

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

      The IPR&D charge includes only the fair value of IPR&D performed as of the acquisition date. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisitions.

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

      ServerWorks completed two development projects in 2002. Approximately $8.0 million over the previous estimate was required to complete these projects. ServerWorks reallocated the resources on the remaining project to focus on next-generation semiconductor products that it believes are better aligned with future demand.

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

Other Income and Expenses

      The following table presents other income and expenses for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$12,183	1.1%	$23,019	2.4%	$(10,836)	(47.1)%
Other income (expense), net	(32,750)	(3.0)	(30,875)	(3.2)	1,875	6.1

      Interest Income, Net. The 2002 decrease resulted primarily from an overall decline in both our cash and marketable securities balances and the interest rates thereon.

      Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. For further discussion of our other-than-temporary declines in strategic investments recorded in 2002, see the comparable discussion included under the “Years Ended December 31, 2003 and 2002” caption above.

      In 2001 we recorded other-than-temporary declines in strategic investments of $32.7 million. Included in this amount was approximately $22.0 million related to publicly traded companies and $10.7 million related to privately held companies, which are described in detail below.

      In September 2001 we recorded other-than-temporary losses of approximately $22.0 million related to securities associated with underlying shares of two publicly traded companies that were originally purchased in the fourth quarter of 2000. The fair values of these investments were determined using the quoted market prices of the underlying publicly traded shares in conjunction with other inputs used in standard valuation methodologies in certain cases where the securities did not have a liquid market. Prior to recording these losses, we calculated and recorded on a quarterly basis unrealized gains and losses as part of comprehensive income based on their respective quoted market prices. Prior to the third quarter of 2001, we determined that the decline in fair value for these investments was temporary and concluded that it was likely that we would be able to recover the carrying value of our investment in a reasonable time period. At the time, we relied, in part, on certain analysts’ reports regarding future prospects, target stock prices, and annualized stock price volatility in the two quarters leading up to the third quarter of 2001. In September 2001, we determined it was appropriate under guidance provided by the SEC in Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, to record an other-than-temporary loss due to the sustained decline in value over the previous two consecutive quarters. Therefore we permanently reduced the carrying value of these investments to their respective fair values.

      The additional losses of approximately $10.7 million recorded in September 2001 were related to other-than-temporary declines in our privately held investments. We considered the losses relating to our publicly traded investments and determined these losses were indicators of potential impairment with respect to our privately held investments. Therefore we performed an evaluation of the fair value for all of our privately held investments to determine if other impairments existed. The fair values were estimated based upon one or more of the following: (i) the values of recent rounds or discussions of financing, (ii) pricing models using historical and forecasted financial information, and/or (iii) quoted market prices of comparable public companies. Additionally, in one instance, a development partner cancelled a significant development project with one of our investees during the period and, as a result, we immediately impaired the entire investment of $4.5 million. Based on these valuations and other indicators of impairment, we permanently reduced the carrying value of these investments to their respective fair values.

Provision (Benefit) for Income Taxes

      The following table presents provision (benefit) for income taxes for 2002 and 2001:

	Years Ended December 31,

	2002		2001

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Provision for income taxes	$297,594	27.5%	$(56,729)	(5.9)%	$354,323	624.6%

      We recorded an income tax provision of approximately $297.6 million in 2002 and a tax benefit of approximately $56.7 million in 2001, which resulted in effective tax rates of approximately (15.3)% in 2002 and 2.0% in 2001. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2002 and 2001 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D, amortization and impairment of goodwill and other acquisition-related expenses from the 13 purchase transactions completed in 2002, 2001 and 2000, as well as increases in the valuation allowance for deferred tax assets. We utilize the liability method of accounting for income taxes as set forth in SFAS 109. See Note 5 of Notes to Consolidated Financial Statements.

      At December 31, 2002 and 2001 we had recorded valuation allowances against deferred tax assets in the amounts of approximately $990.2 million and $375.1 million, respectively, reflecting an increase in the valuation allowance in 2002 of approximately $615.1 million. In 2002 we concluded that a full valuation allowance against our net deferred tax assets was appropriate as a result of our recent cumulative losses and the full utilization of our loss carrybacks.

Impact of Adoption of Accounting Standard

      In June 2001 the FASB issued SFAS 142. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their estimated useful lives.

      As required by SFAS 142, we ceased amortizing goodwill of approximately $2.254 billion beginning January 1, 2002, which included approximately $12.1 million of assembled workforce previously classified as purchased intangible assets, which was reclassified as goodwill effective January 1, 2002.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for all periods presented:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss — as reported	$(959,865)	$(2,236,576)	$(2,742,048)
Adjustments:
Amortization of goodwill	—	—	753,042
Amortization of assembled workforce previously classified as a purchased intangible asset	—	—	6,549
Income tax effect	—	—	(5,893)

Net adjustments	—	—	753,698

Net loss — as adjusted	$(959,865)	$(2,236,576)	$(1,988,350)

Net loss per share (basic and diluted) — as reported	$(3.29)	(8.35)	$(10.79)

Net loss per share (basic and diluted) — as adjusted	$(3.29)	$(8.35)	$(7.83)

Subsequent Events

      In January 2004 we completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software. In connection with the acquisition, we expect to pay approximately $16.5 million in cash, of which approximately $10.0 million was paid in January 2004. The remaining amount will be paid to the founders and employees of the company subject to a two to four year vesting period and will result in additional compensation expense over those respective periods. We will record a one-time charge in the first quarter of 2004 of approximately $2.3 million for purchased in-process research and development expenses related to the acquisition.

      In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for approximately $18.0 million. Pursuant to SFAS 144, the patents were determined to be fully impaired at the date of acquisition. See Note 10 of Notes to the Consolidated Financial Statements for a similar discussion regarding the impairment of a patent portfolio. The impairment charge for the patent portfolio will be classified as an operating expense in the first quarter of 2004.

      In February 2004 we filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4 with the SEC. Once declared effective by the SEC, the universal shelf on Form S-3 will permit us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. The acquisition shelf registration statement on Form S-4 will, once declared effective by the SEC, enable us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination. We currently have no immediate plans to issue securities pursuant to either of these registration statements.

Recent Accounting Pronouncements

      In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities, or FIN 46, which was amended in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity, or VIE, to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For remaining arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 are effective at the end of the first reporting period ending after March 15, 2004. We have completed a review of our investments in both non-marketable and marketable equity securities as well as other arrangements to determine whether we are the primary beneficiary of any VIEs. Our review did not identify any VIEs.

Liquidity and Capital Resources

      Working Capital and Cash and Marketable Securities on Hand. At December 31, 2003 we had $492.2 million in working capital, $606.0 million in cash, cash equivalents and short-term marketable securities and $36.4 million in long-term marketable securities. At December 31, 2002 we had $187.8 million in working capital, $502.7 million in cash, cash equivalents and short-term marketable securities and $40.2 million in long-term marketable securities. Our working capital increased in 2003 primarily due to cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan and the proceeds from sales of our strategic investments, offset in part by payments of certain debt obligations and settlement costs and other changes in net operating assets and liabilities.

      Cash Provided and Used in 2003 and 2002. Cash and cash equivalents increased to $558.7 million at December 31, 2003 from $389.6 million at December 31, 2002 as a result of cash provided by investing, operating and financing activities.

      In 2003 our operating activities provided $30.6 million in cash. Although we had a net loss of $959.9 million and used cash of $95.0 million related to changes in net operating assets and liabilities, these amounts were more than offset by $1.085 billion in non-cash items. Non-cash items included in net loss include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill and other intangible assets, stock option exchange expense, certain settlement costs, certain restructuring charges, gains and losses on strategic investments and development revenue. In 2002 our operating activities used $69.2 million in cash. This was a result of our net loss of $2.237 billion, which was offset in part by $2.152 billion in non-cash items and $15.0 million in cash provided by changes in net operating assets and liabilities. Non-cash items included in net loss in 2002 included impairment of goodwill, depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, certain restructuring charges, valuation allowance on deferred taxes, and net losses on strategic investments.

      Accounts receivable increased $91.9 million to $220.1 million in 2003. The increase in accounts receivable was primarily the result of the $183.2 million increase in net revenue in the fourth quarter of 2003 to $479.1 million, as compared with $295.9 million in the fourth quarter of 2002. Due to the nature of our business, we experience working capital needs for accounts receivable. We typically bill customers on an open account basis with our standard net thirty day payment terms. If our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

      Inventories increased $58.0 million to $104.0 million in 2003 primarily due to higher levels of purchase orders received from our customers and also based upon our forecast of future demand for certain key products. In the future, our inventory levels will be determined based on these factors as well as the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

      Investing activities provided cash of $42.5 million in 2003, which was primarily the result of $69.7 million in net proceeds received from the maturities of marketable securities and $29.2 million in net proceeds received from the sale of strategic investments, offset in part by the purchase of $47.9 million of capital equipment to support our operations and the purchase of $5.9 million in net assets of a business. Investing activities provided cash in the amount of $22.4 million in 2002, which was primarily the result of $100.0 million in net proceeds received from the maturities of marketable securities and the sales of strategic investments, offset in part by the purchase of $75.2 million of capital equipment to support our operations and the purchase of $3.3 million of strategic investments.

      Our financing activities provided $96.0 million in cash in 2003, which was primarily the result of $207.5 million in net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan, offset in part by $113.5 million in repayment of debts and other obligations. Cash provided by financing activities was $32.5 million in 2002, which was primarily the result of $44.1 million in net proceeds received from issuances of common stock upon exercises of stock options and under our employee stock purchase plan, partially offset by $13.7 million in repayments of debt and capital lease obligations.

      Due to the increase in our stock price, a greater number of employees exercised their options and we received more proceeds from the exercise of stock options in 2003 than we did in 2002. In the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2003:

	Payment Obligations by Year (In thousands)

						There-
	2004	2005	2006	2007	2008	after	Total

Operating leases	$77,997	$68,002	$27,915	$25,595	$26,214	$43,464	$269,187
Purchase obligations	181,912	—	—	—	—	—	181,912
Restructuring liabilities	12,933	7,120	5,095	4,301	3,009	4,716	37,174
Settlement payments	8,000	2,000	2,000	2,000	2,000	—	16,000

Total	$280,842	$77,122	$35,010	$31,896	$31,223	$48,180	$504,273

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

      Purchase obligations are comprised of purchase commitments for silicon wafers, assembly and test services, lab test equipment, computer hardware, information systems infrastructure and other purchase commitments in the ordinary course of business.

      Our restructuring liabilities consist primarily of estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our consolidated balance sheet.

      Settlement payments represent payments to be made in connection with a settlement and license agreement entered into in January 2004. These amounts are included in our consolidated balance sheet. See Note 12 of Notes to Consolidated Financial Statements.

      For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. In February 2004 we filed a universal shelf registration statement on Form S-3 with the SEC that, when declared effective, will allow us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have no immediate plans to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;
•	volume price discounts and customer rebates;
•	the levels of inventory and accounts receivable that we maintain;
•	capital improvements to new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products;
•	our relationships with suppliers and customers;
•	the availability of sufficient foundry capacity and packaging materials;
•	litigation expenses, settlements and judgments;
•	expenses related to our restructuring plans;
•	the effectiveness of our expense and product cost control and reduction efforts;
•	the level of cash generated from the net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan; and
•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and the general economic slowdown and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products or technologies.

RISK FACTORS

      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

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

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets;
•	our ability to secure sufficient capacity at third party semiconductor foundries and sufficient packaging materials from the third party subcontractors who assemble and test substantially all of our products;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	the gain or loss of a key customer, design win or order;
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;
•	changes in our product or customer mix;
•	the volume of our product sales and pricing concessions on volume sales;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;
•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products;
•	the effects of public health emergencies, natural disasters, international conflicts and other events beyond our control; and
•	changes in accounting rules, such as the proposed change regarding recording expenses for employee stock options and other stock-based compensation.

      We are beginning to derive a larger portion of our product revenue from our relatively newer markets such as the markets for wireless networking, DBS, cellular, DSL and PVR applications. We expect these product lines to account for a higher percentage of our sales in the future. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams from and the sustainability of such newer markets.

      Additionally, rapid changes in our markets and across our product areas also make it difficult for us to estimate the impact of seasonal factors on our business. We believe that we may become subject to some seasonality in demand for our solutions that are designed for use in consumer products, such as desktop and notebook computers, PDAs, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, which may result in fluctuations in our quarterly operating results.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability.

      In the last three years worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity. In addition, the lingering effects of outbreaks of severe acute respiratory syndrome, or SARS, a recurrence of SARS or the outbreak of a new public health emergency could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in the broadband communications markets. If the economy does not continue to recover, our business, financial condition and results of operations will likely be materially and adversely affected.

Our operating results may fluctuate significantly due to the cyclical nature of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

      We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

If we fail to manage growth in our business effectively, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 1,069 employees as of December 31, 1999 to 2,774 employees as of December 31, 2003, including contract and temporary employees. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. Although we have recently implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes, we anticipate that we will need to continue to implement a variety of new and upgraded operational and financial systems, such as a new material requirements planning, or MRP, system and a new human resources management, or HRM, system, as well as additional procedures and controls and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to accomplish these endeavors in a timely manner, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

We depend on six independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

      We do not own or operate a fabrication facility. Six outside foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, a recurrence of SARS or the occurrence of another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use six independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

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

      We do not own or operate an assembly or test facility. Seven third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

      In the recent past we and others in our industry experienced a shortage in the supply of packaging substrates that we use for our products. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales.

      We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

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

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. In January 2003 one of our co-founders, Henry T. Nicholas III, Ph.D., resigned from his positions as President and Chief Executive Officer and decided not to stand for re-election to our Board of Directors. Mr. Ross, who was serving as our Chief Operating Officer at the time of Dr. Nicholas’ resignation, assumed the responsibilities of President and Chief Executive Officer. The Board of Directors is continuing its efforts to identify a successor Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Ross or if we lose the services of Mr. Ross prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor Chief Executive Officer, and the adjustment to any changes implemented by such Chief Executive Officer, will continue to require substantial attention of our Board of Directors and management personnel.

      Additionally, the officers who serve as vice presidents of our business groups are not long-time Broadcom employees, and we cannot assure you that we will be able to retain them or that they will successfully implement our business plans within these business groups.

      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. Stock options generally comprise a significant portion of our compensation packages for all employees, and the substantial decline in the price of our Class A common stock over the past three years may make it more difficult for us to attract and retain key employees. In April and May 2003 we conducted a stock option exchange offer for the purpose of improving our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of those employees.

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

      Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards;
•	accurately define new products;
•	timely complete and introduce new product designs;
•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;
•	obtain sufficient foundry capacity and packaging materials;
•	achieve high manufacturing yields;
•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and
•	gain market acceptance of our products and our customers’ products.

      In some of our businesses, our ability to develop and deliver next-generation products successfully depends in part on access to information from companies that are competitors. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or retain our existing customers as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

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

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold over 500 U.S. patents and have filed over 2,200 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged, and currently we are engaged, in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. Additionally, we have in the past sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

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

      We have derived a substantial portion of our revenue in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to Hewlett-Packard and Dell, including sales to their respective manufacturing subcontractors, accounted for approximately 15.4% and 11.9%, respectively, of our net revenue in 2003. Sales to our five largest customers, including sales to their respective manufacturing subcontractors, represented approximately 51.6% of our net revenue in 2003 as compared with 52.3% of our net revenue in 2002. We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2004 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; HDTV; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network and security processors; and system I/O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

      A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2003 we acquired 22 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation and deferred compensation charges, and the amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which could negatively impact our results of operations. In connection with our 14 transactions in which we used the purchase method of accounting, we recorded goodwill in the aggregate amount of approximately $4.592 billion. Through 2001 the portion of that goodwill attributable to each acquisition generally was amortized over a 60-month period from the date that the acquisition closed. In accordance with SFAS 121, we recorded a goodwill impairment charge of $1.182 billion in the third quarter of 2001 to write down the value of goodwill associated with certain of our purchase transactions. Effective January 1, 2002 goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. In accordance with SFAS 142 we recorded goodwill impairment charges of $438.6 million in the second quarter of 2003 and $1.241 billion in the fourth quarter of 2002 to write down the value of goodwill associated with certain of our purchase transactions. We may incur additional goodwill impairment charges in the future. In addition, in connection with these acquisitions we incurred deferred compensation charges generally related to the assumption of unvested stock options and restricted shares in the aggregate amount of approximately $1.653 billion, which is being amortized over the period during which the relevant options or restricted stock may continue to vest. We expect to record additional goodwill and deferred compensation in connection with future acquisitions. Any of these events could cause the price of our Class A common stock to decline.

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. In February 2004 we filed an acquisition shelf registration statement on Form S-4 with the SEC that, when declared effective, will enable us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may make from time to time, although we have no immediate plans to issue common stock under the acquisition shelf registration statement. Any additional issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as the decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. Moreover, it may be difficult for us to successfully integrate any acquired businesses, assets, products, technologies or personnel, which could materially and adversely affect our business, financial condition and results of operations.

We may seek to raise additional capital through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, or at all.

      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. In February 2004 we filed a universal shelf registration statement on Form S-3 with the SEC that, when declared effective, will allow us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have no immediate plans to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks business may not be successful.

      Our ServerWorks business has recently experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. These design losses led us to reduce our forecasts of future operating results for this business for periods beginning as early as the second quarter of 2004, with the expectation of future loss of market share for this business. We are now pursuing strategies to reposition ServerWorks and to develop alternative sources of revenue for the business. We cannot assure you that these strategies will be successful. If they are not successful, or if revenues from our other businesses do not increase as expected, our revenue or revenue growth rate and results of operations may be adversely affected.

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 25.8% of our net revenue in 2003 was derived from sales to independent customers outside the United States. (Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States.) We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

      Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales.

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

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have recently experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, OEMs who purchase PC components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

      The Financial Accounting Standards Board has announced its tentative decision to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes, effective in 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula, such as Black-Scholes, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Consolidated Financial Statements.

We may experience difficulties in implementing or enhancing new information systems.

      We implemented a new ERP information system to manage our business operations in the second quarter of 2003 and are in the process of enhancing this new system. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. We also intend to implement a new MRP information system and a new HRM system and the migration to these new systems could also disrupt our operations. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock.

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

      The Federal Communications Commission has broad jurisdiction over each of our target markets. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications. We and our customers may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

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

      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 13 of Notes to Consolidated Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of December 31, 2003 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 20.7% of our outstanding common stock and held 67.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of December 31, 2003 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 19.5% of our outstanding common stock and held 65.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2003 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than one year. As of December 31, 2003 the carrying value and fair value of these securities were approximately $148.0 million and $148.3 million, respectively. These securities are sensitive to changes in interest rates.

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. We realized a gain on the sale of one of our investments in a privately held company of approximately $24.4 million in September 2003. This investment was previously written down by approximately $24.1 million in September 2002, representing at the time an other-than-temporary decline in the value of this security investment. In September 2003 we performed impairment analyses and recorded impairment charges for certain of our strategic investments in privately held companies in the amount of approximately $2.3 million, representing other-than-temporary declines in the value of these investments. In 2002 we recorded a net gain of approximately $4.1 million primarily due to the sale of one of our publicly traded investments and recorded losses of approximately $37.3 million related to additional strategic investments. As of December 31, 2003 the carrying and fair value of our strategic investments was approximately $2.8 million.

      The fair value of our marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities and long-term debt exposure as of December 31, 2003 and 2002, respectively, were as follows:

	Carrying	Maturity			Fair
	Amount				Value
	12/31/03	2004	2005	2006	12/31/03

	(In thousands, except interest rates)
Investments
Cash equivalents	$64,299	$64,299	$—	$—	$64,299
Weighted average interest rate	1.15%	1.15%	—	—
Marketable debt securities	$83,701	$47,296	$17,273	$19,132	$84,050
Weighted average interest rate	2.20%	2.08%	2.26%	2.46%

	Carrying	Maturity			Fair
	Amount				Value
	12/31/02	2003	2004	2005	12/31/02

	(In thousands, except interest rates)
Investments
Cash equivalents	$5,531	$5,531	$—	$—	$5,531
Weighted average interest rate	1.38%	1.38%	—	—
Marketable debt securities	$61,098	$56,031	$5,067	$—	$61,419
Weighted average interest rate	4.54%	4.71%	2.71%	—
Restricted marketable debt securities	$92,254	$57,117	$29,384	$5,753	$93,415
Weighted average interest rate	3.47%	3.99%	2.53%	3.05%
Long-term debt
Capital leases and other obligations	$5,870	$4,658	$1,212	$—	$5,870
Weighted average interest rate	5.31%	4.66%	7.80%	—

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

      We implemented a new ERP information system to manage our business operations in the second quarter of 2003 and are in the process of enhancing this new system. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. We also intend to implement a new MRP information system and a new HRM system in the future, and the migration to these new systems could also disrupt our operations. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (other than the implementation of our new ERP information system) in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      (a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement for the 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

      (b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Elected Officers,” appearing in the Proxy Statement, is incorporated herein by reference.

      (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is incorporated herein by reference.

      (d) Code of Ethics. The information under the caption “Corporate Governance” appearing in the Proxy Statement, is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Certain Transactions,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information under the caption “Fees Paid to Independent Auditors,” appearing in the Proxy Statement, is incorporated herein by reference.

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

      (b) Reports on Form 8-K.

      We filed the following current report on Form 8-K in the fourth quarter of 2003:

      Form 8-K filed on October 16, 2003 to furnish disclosure under Item 12 of the report regarding financial results for the third quarter of 2003.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Broadcom Corporation

      We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Orange County, California
January 27, 2004,

except for Notes 13 and 16, as to which the date is
March 12, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$558,669	$389,555
Short-term marketable securities	47,296	56,031
Short-term restricted marketable securities	—	57,117
Accounts receivable (net of allowance for doubtful accounts of $6,493 in 2003 and $4,553 in 2002)	220,124	128,215
Inventory	104,047	46,036
Prepaid expenses and other current assets	65,667	44,830

Total current assets	995,803	721,784
Property and equipment, net	142,113	177,557
Long-term marketable securities	36,405	5,067
Long-term restricted marketable securities	—	35,137
Goodwill	827,652	1,228,603
Purchased intangible assets, net	6,667	24,036
Other assets	8,982	23,969

Total assets	$2,017,622	$2,216,153

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$219,064	$168,236
Wages and related benefits	33,965	34,278
Deferred revenue	963	15,129
Accrued liabilities	249,584	204,116
Short-term debt and current portion of long-term debt	—	112,258

Total current liabilities	503,576	534,017
Commitments and contingencies
Long-term restructuring liabilities	24,241	36,403
Long-term debt, less current portion	—	1,212
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — none in 2003 and 2002	—	—
Class A common stock, $.0001 par value:
Authorized shares — 800,000,000
Issued and outstanding shares — 240,243,633 in 2003 and 206,327,821 in 2002	24	21
Class B common stock, $.0001 par value:
Authorized shares — 400,000,000
Issued and outstanding shares — 65,778,605 in 2003 and 71,476,127 in 2002	7	7
Additional paid-in capital	8,123,941	7,698,399
Notes receivable from employees	(10,906)	(12,847)
Deferred compensation	(77,616)	(454,890)
Accumulated deficit	(6,546,280)	(5,586,415)
Accumulated other comprehensive income	635	246

Total shareholders’ equity	1,489,805	1,644,521

Total liabilities and shareholders’ equity	$2,017,622	$2,216,153

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Net revenue	$1,610,095	$1,082,948	$961,821
Cost of revenue(1)	839,776	604,397	557,733

Gross profit	770,319	478,551	404,088
Operating expense:
Research and development(2)	434,018	461,804	446,648
Selling, general and administrative(2)	190,138	165,267	155,448
Stock-based compensation	263,960	359,790	484,039
Amortization of purchased intangible assets	3,504	22,387	27,192
Impairment of goodwill and other intangible assets	439,611	1,265,038	1,181,649
Stock option exchange	209,266	—	—
Settlement costs	194,509	3,000	3,000
Restructuring costs	2,932	119,680	34,281
Amortization of goodwill	—	—	753,042
In-process research and development	—	—	109,710

Loss from operations	(967,619)	(1,918,415)	(2,790,921)
Interest income, net	6,828	12,183	23,019
Other income (expense), net	26,053	(32,750)	(30,875)

Loss before income taxes	(934,738)	(1,938,982)	(2,798,777)
Provision (benefit) for income taxes	25,127	297,594	(56,729)

Net loss	$(959,865)	$(2,236,576)	$(2,742,048)

Net loss per share (basic and diluted)	$(3.29)	$(8.35)	$(10.79)

Weighted average shares (basic and diluted)	292,009	267,990	254,021

(1) Cost of revenue includes the following:
Stock-based compensation expense	$6,528	$12,917	$15,901
Amortization of purchased intangible assets	17,207	56,032	51,741
Stock option exchange expense	11,454	—	—

	$35,189	$68,949	$67,642

(2) Stock-based compensation expense is excluded from the following:
Research and development expense	$219,337	$252,365	$321,571
Selling, general and administrative expense	44,623	107,425	162,468

	$263,960	$359,790	$484,039

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$815	$19,566	$26,314
Selling, general and administrative expense	2,689	2,821	878

	$3,504	$22,387	$27,192

Stock option exchange expense is excluded from the following:
Research and development expense	$164,798	$—	$—
Selling, general and administrative expense	44,468	—	—

	$209,266	$—	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

				Notes			Accumulated
	Common Stock		Additional	Receivable			Other	Total
			Paid-In	From	Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	Income (Loss)	Equity

Balance at December 31, 2000	244,321,883	$24	$6,236,968	$(14,575)	$(1,135,555)	$(607,791)	$(3,811)	$4,475,260
Purchase transactions	13,948,095	2	867,034	(756)	—	—	—	866,280
Exercise of stock options, net	5,650,034	—	40,893	—	—	—	—	40,893
Employee stock purchase plan	584,484	—	18,922	—	—	—	—	18,922
Repayment of notes receivable	—	—	—	879	—	—	—	879
Deferred compensation, net	—	—	293,310	—	(293,310)	—	—	—
Stock-based compensation expense	—	—	47,061	—	463,949	—	—	511,010
Fair value of warrants earned by customers	—	—	25,497	—	—	—	—	25,497
Components of comprehensive loss:
Change in net unrealized gain on investments	—	—	—	—	—	—	6,972	6,972
Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	3,799	3,799
Translation adjustments	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(2,742,048)	—	(2,742,048)

Comprehensive loss	—	—	—	—	—	—	—	(2,731,331)

Balance at December 31, 2001	264,504,496	26	7,529,685	(14,452)	(964,916)	(3,349,839)	6,906	3,207,410
Purchase transactions	6,769,500	1	214,728	(299)	—	—	—	214,430
Exercise of stock options, net	5,491,411	1	25,377	(295)	—	—	—	25,083
Employee stock purchase plan	1,038,541	—	18,972	—	—	—	—	18,972
Repayment of notes receivable	—	—	—	2,199	—	—	—	2,199
Deferred compensation, net	—	—	(100,812)	—	100,812	—	—	—
Stock-based compensation expense	—	—	10,449	—	409,214	—	—	419,663
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(7,152)	(7,152)
Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	106	106
Translation adjustments	—	—	—	—	—	—	386	386
Net loss	—	—	—	—	—	(2,236,576)	—	(2,236,576)

Comprehensive loss	—	—	—	—	—	—	—	(2,243,236)

Balance at December 31, 2002	277,803,948	28	7,698,399	(12,847)	(454,890)	(5,586,415)	246	1,644,521
Purchase transactions, net	2,565,372	—	17,837	—	—	—	—	17,837
Exercise of stock options, net	14,865,522	2	182,716	—	—	—	—	182,718
Employee stock purchase plan	2,213,363	—	24,777	—	—	—	—	24,777
Repayment of notes receivable	—	—	—	1,941	—	—	—	1,941
Deferred compensation, net	—	—	30,363	—	(30,363)	—	—	—
Stock-based compensation expense	—	—	7,544	—	352,003	—	—	359,547
Stock option exchange	8,574,033	1	162,305	—	55,634	—	—	217,940
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(61)	(61)
Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	137	137
Translation adjustments	—	—	—	—	—	—	313	313
Net loss	—	—	—	—	—	(959,865)	—	(959,865)

Comprehensive loss	—	—	—	—	—	—	—	(959,476)

Balance at December 31, 2003	306,022,238	$31	$8,123,941	$(10,906)	$(77,616)	$(6,546,280)	$635	$1,489,805

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Operating activities
Net loss	$(959,865)	$(2,236,576)	$(2,742,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,237	68,709	57,012
Stock-based compensation expense	270,488	372,707	499,940
Amortization of purchased intangible assets	20,711	78,419	78,933
Impairment of goodwill and other intangible assets	439,611	1,265,038	1,181,649
Amortization of goodwill	—	—	753,042
In-process research and development	—	—	109,710
Non-cash stock option exchange expense	217,940	—	—
Non-cash settlement costs	88,087	—	—
Non-cash restructuring charges	972	52,456	12,708
Non-cash development revenue	(508)	(4,700)	—
(Gain) loss on strategic investments, net	(22,041)	33,201	32,736
Deferred taxes	—	286,525	(65,938)
Change in operating assets and liabilities:
Accounts receivable	(91,019)	(62,333)	146,407
Inventory	(57,554)	(22,577)	30,975
Prepaid expenses and other assets	(27,786)	(26,371)	(16,090)
Accounts payable	50,828	62,568	906
Other accrued liabilities	30,538	63,743	(30,888)

Net cash provided by (used in) operating activities	30,639	(69,191)	49,054
Investing activities
Purchases of property and equipment	(47,932)	(75,182)	(71,373)
Purchases of strategic investments	(2,500)	(3,250)	(20,317)
Proceeds from sales of strategic investments	29,152	7,597	—
Net cash received (paid) in purchase transactions	(5,862)	839	41,008
Purchases of marketable securities	(69,637)	(94,300)	(307,731)
Proceeds from maturities of marketable securities	139,288	186,743	141,602

Net cash provided by (used in) investing activities	42,509	22,447	(216,811)
Financing activities
Proceeds from debt obligations	—	—	90,000
Payments on debt and other obligations	(113,470)	(13,713)	(128,580)
Net proceeds from issuance of common stock	207,495	44,055	59,815
Proceeds from warrants earned by customers	—	—	25,497
Proceeds from repayment of notes receivable from employees	1,941	2,199	879

Net cash provided by financing activities	95,966	32,541	47,611

Increase (decrease) in cash and cash equivalents	169,114	(14,203)	(120,146)
Cash and cash equivalents at beginning of year	389,555	403,758	523,904

Cash and cash equivalents at end of year	$558,669	$389,555	$403,758

Supplemental disclosure of cash flow information
Interest paid	$1,019	$3,004	$5,616

Income taxes paid (refunded)	$8,355	$(3,083)	$8,199

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) is a leading provider of highly integrated semiconductor solutions that enable broadband communications and networking of voice, video and data services. The Company designs, develops and supplies complete system-on-a-chip (“SOC”) solutions incorporating digital, analog and radio frequency (“RF”) technologies, as well as related hardware and software system-level applications. The Company’s diverse product portfolio addresses every major broadband communications market and includes solutions for digital cable and satellite set-top boxes; high definition television (“HDTV”); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (“VoIP”) gateway and telephony systems; broadband network and security processors; and SystemI/ OTM server solutions.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company has an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. At December 31, 2003 approximately $452.6 million of the Company’s net tangible assets were located outside the United States.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

      The Company’s net revenue consists principally of product revenue generated by sales of its semiconductor products. Such sales represented over 95% of its total net revenue in 2003, 2002 and 2001. The Company generates the balance of its net revenue mainly from development agreements, software licenses and maintenance agreements, and system-level reference designs.

      The vast majority of the Company’s sales occur through its direct sales force. However, the Company derived approximately 7.1%, 10.4% and 10.8% of its total net revenue from sales made through distributors in 2003, 2002 and 2001, respectively.

      In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as the recently issued SAB No. 104, Revenue Recognition, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. In addition, the Company does not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors sell the product to end customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

      Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contacts (“SOP 81-1”). The costs associated with development agreements are included in cost of revenue. Revenue from licensed software is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from system-level reference designs is recognized in accordance with SAB 101. Revenue from cancellation fees is recognized when cash is received from the customer.

Allowance for Doubtful Accounts Receivable

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience.

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

      The Company invests its excess cash in deposits and money market funds with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations with strong credit ratings and in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of not more than one year.

Fair Value of Financial Instruments

      The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate current values because of their nature and respective durations.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Marketable and Restricted Marketable Securities

      The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations. In prior periods, certain marketable securities were pledged as collateral against the Company’s bank credit facility and consequently were classified as restricted securities.

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

      The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company’s investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) the values of recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies.

Inventory

      Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

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

      In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their estimated useful lives. In conjunction with its adoption of SFAS 142 effective January 1, 2002, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 and found no impairment. The Company performs an annual impairment review in the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for all periods presented:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss — as reported	$(959,865)	$(2,236,576)	$(2,742,048)
Adjustments:
Amortization of goodwill	—	—	753,042
Amortization of assembled workforce previously classified as a purchased intangible asset	—	—	6,549
Income tax effect	—	—	(5,893)

Net adjustments	—	—	753,698

Net loss — as adjusted	$(959,865)	$(2,236,576)	$(1,988,350)

Net loss per share (basic and diluted) — as reported	$(3.29)	$(8.35)	$(10.79)

Net loss per share (basic and diluted) — as adjusted	$(3.29)	$(8.35)	$(7.83)

Impairment of Goodwill and Long-Lived Assets

      In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

      The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using quoted market prices and/or discounted expected future cash flows using a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“Concepts Statement 7”). Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net loss and net loss per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price.

      The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights

	2003	2002	2001	2003	2002	2001

Expected life (in years)	4.00	4.00	3.00	1.28	1.17	1.17
Volatility	0.70	0.70	0.90	0.70	0.70	0.90
Risk-free interest rate	2.74%	2.72%	4.09%	1.57%	2.72%	4.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$16.88	$9.33	$27.13	$5.90	$6.89	$21.48

      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss — as reported	$(959,865)	$(2,236,576)	$(2,742,048)
Add: Stock-based compensation expense included in net loss — as reported	577,487	419,663	511,010
Deduct: Stock-based compensation expense determined under fair value method	(1,025,896)	(1,068,281)	(1,177,209)

Net loss — pro forma	$(1,408,274)	$(2,885,194)	$(3,408,247)

Net loss per share (basic and diluted) — as reported	$(3.29)	$(8.35)	$(10.79)

Net loss per share (basic and diluted) — pro forma	$(4.82)	$(10.77)	$(13.42)

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting periods of the underlying instruments.

      In March 2000 the FASB issued Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense over the remaining future vesting period. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

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

      In addition, the Company complies with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which requires use of the variable accounting method with respect to certain stock options assumed in connection with purchase transactions in which contingent consideration may be paid in the future. Stock-based compensation expense with respect to such options is based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon future movements in the market value of the Company’s Class A common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods.

Contingent Consideration

      In connection with certain of the Company’s acquisitions, if certain future internal performance goals were later satisfied, the aggregate consideration for the respective acquisition was increased. Such additional consideration, if earned, was paid in the form of additional shares of the Company’s Class A common stock, which were reserved for that purpose. Any additional consideration paid was allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

      In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) which superceded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its Class A common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

      In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

Amount Allocated to Stock-Based Compensation Expense

      In accordance with EITF 95-8, the intrinsic value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense because the consideration is related to continuing employment with the Company.

Amount Allocated to Deferred Compensation

      Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

Litigation and Settlement Costs

      The Company is involved in legal actions arising in the ordinary course of business. The Company aggressively defends these legal actions. In accordance with SFAS 5, Accounting for Contingencies, the Company records an estimated loss for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the amount of loss can be reasonably estimated.

Earnings (Loss) Per Share

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

Warranty

      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs, based upon its historical warranty experience, at the time revenue is recognized and for any known product warranty issues.

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Business Enterprise Segments

      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at December 31, 2003, under the aggregation criteria set forth in SFAS 131, the Company only operates in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes:
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.

      The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its four operating segments;
•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing process:
•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate its integrated circuits into their electronic products; and
•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

      Because the Company meets each of the criteria set forth above and each of its operating segments has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications

      Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

      In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”), which was amended in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 are effective at the end of the first reporting period ending after March 15, 2004. The Company has completed a review of its investments in both non-marketable and marketable equity securities as well as other arrangements to determine whether it is the primary beneficiary of any VIEs. The review did not identify any VIEs.

2.	Supplementary Financial Information

Inventory

      The following table presents details of the Company’s inventory:

	December 31,

	2003	2002

	(In thousands)
Work in process	$53,845	$15,125
Finished goods	50,202	30,911

	$104,047	$46,036

Property and Equipment

      The following table presents details of the Company’s property and equipment:

		December 31,

	Useful Life	2003	2002

	(In years)
		(In thousands)
Leasehold improvements	1 to 7	$43,509	$38,082
Office furniture and equipment	3 to 7	25,946	21,283
Machinery and equipment	5	105,424	82,106
Computer software and equipment	2 to 4	176,559	163,120
Construction in progress	N/A	2,670	17,491

		354,108	322,082
Less accumulated depreciation and amortization		(211,995)	(144,525)

		$142,113	$177,557

Goodwill

      The following table presents the changes in the carrying value of the Company’s goodwill:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Beginning balance	$1,228,603	$2,241,632	$3,213,675
Goodwill recorded in connection with purchase transactions (Note 3)	—	173,656	782,311
Goodwill recorded in connection with contingent consideration earned (Note 3)	51,315	42,229	180,337
Reclassification of assembled workforce	—	12,124	—
Amortization	—	—	(753,042)
Impairment losses (Note 10)	(438,611)	(1,241,038)	(1,181,649)
Other	(13,655)	—	—

Ending balance	$827,652	$1,228,603	$2,241,632

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$133,911	$(127,244)	$6,667	$131,470	$(110,038)	$21,432
Customer relationships	39,921	(39,921)	—	39,921	(39,106)	815
Customer contracts	1,620	(1,620)	—	1,620	(630)	990
Customer backlog	2,200	(2,200)	—	1,300	(1,300)	—
Other	2,939	(2,939)	—	2,939	(2,140)	799

	$180,591	$(173,924)	$6,667	$177,250	$(153,214)	$24,036

      In connection with the acquisition of assets of a business in 2003, the Company recorded $2.4 million in completed technology and $0.9 million in customer backlog.

      All of the unamortized balance of purchased intangible assets at December 31, 2003 will be amortized to cost of revenue in 2004.

Other Assets

      The following table presents details of the Company’s other assets:

	December 31,

	2003	2002

	(In thousands)
Strategic investments (Note 4)	$2,766	$6,836
Employee notes and interest receivable	1,926	1,984
Other	4,290	15,149

	$8,982	$23,969

Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	December 31,

	2003	2002

	(In thousands)
Accrued taxes	$106,099	$89,370
Accrued rebates	62,282	42,391
Accrued settlements	14,767	—
Restructuring liabilities, short-term	12,933	19,288
Deferred payments on fixed asset purchase	—	14,314
Other	53,503	38,753

	$249,584	$204,116

Accrued Rebates

      The following table presents details of the Company’s accrued rebates, which is included in accrued liabilities above:

	December 31,

	2003	2002

	(In thousands)
Beginning balance	$42,391	$8,111
Charged to costs and expenses	165,162	86,536
Payments	(145,271)	(52,256)

Ending balance	$62,282	$42,391

Warranty Reserve

      The following table presents details of the Company’s warranty reserve, which is included in “other” accrued liabilities above:

	December 31,

	2003	2002

	(In thousands)
Beginning balance	$3,881	$5,663
Charged to costs and expenses	8,325	1,299
Payments	(6,210)	(3,081)

Ending balance	$5,996	$3,881

Interest Expense

      Interest expense in 2003, 2002 and 2001 was $1.1 million, $3.6 million and $5.0 million, respectively.

Other Income (Expense), Net

      The following table presents details of the Company’s other income (expense), net:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net gain (loss) on strategic investments (Note 4)	$22,041	$(33,201)	$(32,736)
Other	4,012	451	1,861

	$26,053	$(32,750)	$(30,875)

Computation of Net Loss Per Share

      The following table presents the computation of net loss per share:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Numerator: Net loss	$(959,865)	$(2,236,576)	$(2,742,048)

Denominator:
Weighted average shares outstanding	292,881	271,628	260,813
Less: Unvested common shares outstanding	(872)	(3,638)	(6,792)

Denominator for net loss per common share (basic and diluted)	292,009	267,990	254,021

Net loss per share (basic and diluted)	$(3.29)	$(8.35)	$(10.79)

      If the Company had reported net income in 2003, 2002 and 2001, additional common share equivalents of 19,688,168, 19,320,114 and 27,749,377, respectively, would have been included in the denominator for net loss per common share (basic and diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration is earned.

Supplementary Cash Flow Information

      The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Acquisition of equipment through capital leases and deferred payments	$—	$14,314	$7,909

3.	Business Combinations

      From January 2001 through December 31, 2003 the Company completed six acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

      A summary of these transactions as of their respective acquisition dates is outlined below:

					Shares	Shares
				Shares	Reserved for	Reserved
				Reserved	Performance-	for Certain
				for	Based	Future	Total Shares
	Date		Shares	Options	Warrants	Performance	Issued or
Company Acquired	Acquired	Business	Issued	Assumed	Assumed	Goals	Reserved

2002 Acquisition
Mobilink Telecom, Inc.	May 2002	Mobile communications	4,396,734	1,211,637	—	2,045,569	7,653,940

2001 Acquisitions
Visiontech Ltd.	Jan. 2001	MPEG-2	1,459,975	790,027	5,714,270	—	7,964,272
ServerWorks Corporation	Jan. 2001	Integrated circuits for servers	7,225,031	3,774,969	—	9,000,000	20,000,000
KimaLink; PortaTec Corporation	July 2001	Wireless; memory	68,175	205,425	—	—	273,600

			8,753,181	4,770,421	5,714,270	9,000,000	28,237,872

Total acquisitions			13,149,915	5,982,058	5,714,270	11,045,569	35,891,812

      Portions of the shares issued are held in escrow pursuant to the terms of the respective acquisition agreements as well as various employee share repurchase agreements. In March 2003 the Company acquired certain assets of Gadzoox Networks, Inc., a provider of storage networking technology for cash consideration of approximately $5.9 million.

Allocation of Initial Purchase Consideration

      The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141 (for acquisitions that took place on July 1, 2001 or thereafter) or APB 16 (for acquisitions that took place prior to July 1, 2001). Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Assets	Goodwill and			In-Process
	(Liabilities)	Purchased	Deferred	Deferred Tax	Research &	Total Initial
	Assumed	Intangibles	Compensation	Liabilities	Development	Consideration

	(In thousands)
2003 Acquisition
Gadzoox	$2,521	$3,341	$—	$—	$—	$5,862

2002 Acquisition
Mobilink	$(10,998)	$191,126	$1,253	$(7,629)	$—	$173,752

2001 Acquisitions
Visiontech	$(14,826)	$105,404	$100,530	$—	$30,400	$221,508
ServerWorks	(171,252)	802,591	244,971	(147,860)	79,310	807,760
KimaLink; PortaTec	(625)	3,567	7,563	—	—	10,505

	$(186,703)	$911,562	$353,064	$(147,860)	$109,710	$1,039,773

Total acquisitions	$(195,180)	$1,106,029	$354,317	$(155,489)	$109,710	$1,219,387

      The consideration for the 2003 purchase transaction was cash. The consideration for each of the 2002 and 2001 purchase transactions was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period of two days before and ending two days after the parties reached agreement and the proposed transaction was announced and (ii) restricted common stock and employee stock options were valued in accordance with FIN 44. Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.

Accounting for Contingent Consideration

      In connection with its acquisitions of Allayer Communications, SiByte, Inc., ServerWorks Corporation and Mobilink Telecom, Inc., the Company reserved additional shares of its Class A common stock for issuance to the former share and option holders of the acquired companies upon satisfaction of certain future internal performance goals established in the definitive agreements for each of these acquisitions.

      The following table presents activity in the Company’s Class A common stock reserved for issuance upon satisfaction of future internal performance goals related to purchase acquisitions:

					Shares
					Reserved for
					Certain
					Future
					Performance
	Allayer	SiByte	ServerWorks	Mobilink	Goals

Balance at December 31, 2000	300,000	3,751,878	—	—	4,051,878
Shares reserved for certain future internal performance goals	—	—	9,000,000	—	9,000,000
Shares/options earned	(234,042)	(2,332,353)	(3,983,927)	—	(6,550,322)
Shares/options cancelled	(65,958)	(12,571)	(16,073)	—	(94,602)

Balance at December 31, 2001	—	1,406,954	5,000,000	—	6,406,954
Shares reserved for certain future internal performance goals	—	—	—	2,045,569	2,045,569
Shares/options earned	—	—	(2,986,583)	(500,444)	(3,487,027)
Shares/options cancelled	—	(1,406,954)	(13,417)	(10,948)	(1,431,319)

Balance at December 31, 2002	—	—	2,000,000	1,534,177	3,534,177
Shares/options earned	—	—	(1,984,144)	(1,501,251)	(3,485,395)
Shares/options cancelled	—	—	(15,856)	(32,926)	(48,782)

Balance at December 31, 2003	—	—	—	—	—

      In 2001 the Company determined that one of the Allayer performance goals was not satisfied in full and, therefore, certain of the shares and options that remained available for future issuance in connection with such acquisition were cancelled. In early 2003 the Company notified the stockholder agent representing the former stock and option holders of SiByte that the final SiByte performance goal for 2002 had not been satisfied, and the shares and options that remained available for future issuance in connection with such acquisition were cancelled. The stockholder agent has disputed the Company’s determination, contending that the former stock and option holders of SiByte were entitled to the shares reserved for issuance upon satisfaction of the final performance goal. The Company disputes this claim and intends to defend its position vigorously.

      The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals detailed in the table above:

					Total
					Contingent
	Allayer	SiByte	ServerWorks	Mobilink	Consideration

	(In thousands)
2001 Allocation of Contingent Consideration Earned
Goodwill	$6,535	$51,437	$122,365	$—	$180,337
Stock-based compensation expense	396	3,930	643	—	4,969
Deferred compensation, net	3,198	16,647	—	—	19,845

	$10,129	$72,014	$123,008	$—	$205,151

2002 Allocation of Contingent Consideration Earned
Goodwill	$—	$—	$36,252	$5,977	$42,229
Stock-based compensation expense	—	—	—	11	11
Deferred compensation, net	—	—	—	66	66

	$—	$—	$36,252	$6,054	$42,306

2003 Allocation of Contingent Consideration Earned
Goodwill	$—	$—	$27,168	$24,147	$51,315
Stock-based compensation expense	—	—	13,831	2,650	16,481
Deferred compensation, net	—	—	30,235	6,677	36,912

	$—	$—	$71,234	$33,474	$104,708

      See Note 1 for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

Condensed Balance Sheets

      The following table presents details of the unaudited condensed balance sheets of acquired companies at the dates of acquisition:

	2003	2002	2001
	Acquisition	Acquisition	Acquisitions

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$839	$41,008
Accounts receivable	890	584	39,391
Inventory	457	1,192	1,105
Deferred taxes	—	—	13,949
Prepaid expenses and other current assets	—	893	2,467

Total current assets	1,347	3,508	97,920
Property and equipment, net	1,174	4,934	3,832
Other assets	—	3,000	687

Total assets	$2,521	$11,442	$102,439

	2003	2002	2001
	Acquisition	Acquisition	Acquisitions

	(In thousands)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$2,636	$24,550
Wages and related benefits	—	628	1,857
Income taxes payable	—	—	54,515
Accrued liabilities	—	8,706	72,017
Short-term debt	—	9,137	129,367

Total current liabilities	—	21,107	282,306
Total shareholders’ equity (deficit)	2,521	(9,665)	(179,867)

Total liabilities and shareholders’ equity (deficit)	$2,521	$11,442	$102,439

      In connection with purchase transactions, the Company incurred acquisition costs of approximately $1.3 million and $6.8 million in 2002 and 2001, respectively.

Goodwill and Purchased Intangible Assets

      The following table presents details of the goodwill and purchased intangible assets of acquired companies at the dates of acquisition:

		2003	2002	2001
	Useful Life	Acquisition	Acquisition	Acquisitions

	(In years)
		(In thousands)
Goodwill	N/A	$—	$173,656	$782,311
Purchased intangible assets (finite lives):
Completed technology	2 to 3	2,441	14,550	84,700
Customer relationships	2	—	—	39,921
Assembled workforce(1)	3	—	—	3,790
Customer contracts	1 to 2	—	1,620	—
Customer backlog and other	<1	900	1,300	840

		$3,341	$191,126	$911,562

(1)	As required by SFAS 142, assembled workforce was reclassified as goodwill effective January 1, 2002.

In-Process Research and Development

      In-process research and development (“IPR&D”) totaled $109.7 million for purchase transactions completed in 2001. No comparable amount of IPR&D was recorded in 2003 and 2002. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

      The IPR&D charge includes only the fair value of IPR&D performed as of the acquisition date. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s significant purchase transactions completed in 2001:

		Weighted
		Average	Average	Estimated	Risk
		Estimated	Estimated	Cost to	Adjusted
		Percent	Time to	Complete	Discount	IPR&D
Purchase Transaction	Development Projects	Complete	Complete	(In millions)	Rate	(In millions)

Visiontech	Video compression integrated circuits	60%	1 year	$5.2	30-35%	$30.4
ServerWorks	High-performance SystemI/O integrated circuits for servers	45%	1.5 years	21.2	29-34%	79.3

      The Company completed all of the Visiontech development projects as expected in 2001.

      ServerWorks completed two development projects in 2002. Approximately $8.0 million over the previous estimate was required to complete these projects. ServerWorks reallocated the resources on the remaining project to focus on next-generation semiconductor products that it believes are better aligned with future demand.

      Except as noted above, actual results to date have been consistent, in all material respects, with the Company’s assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the in-process research and development projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

      As of the acquisition date of each purchase transaction, development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility did not have a material impact on the Company’s results of operations or financial condition.

Accounting for Performance-Based Warrants

      The Company assumed performance-based warrants in connection with certain purchase acquisitions in 2001 and 2000. Net revenue was reduced by $25.5 million in 2001 to account for the fair value of 736,998 performance-based warrants to purchase shares of the Company’s Class A common stock earned by certain customers in the period. No comparable performance-based warrants were earned in 2003 or 2002. In 2002 and 2001 the Company terminated various purchase and development agreements and the related performance-based warrants with several customers. As a result, in 2002 and 2001 the Company cancelled unearned performance-based warrants to purchase a total of 6,239,092 shares of the Company’s Class A common stock and repurchased a total of 4,122,794 unvested common shares that had been previously issued upon exercise of performance-based warrants. Additionally, in 2001 the Company repurchased and cancelled warrants covering 19,047 shares that were previously earned by customers and incurred approximately $718,000 in expenses related to the cancellations. No performance-based warrants remained outstanding at December 31, 2003.

Pro Forma Data (Unaudited)

      The pro forma data of the Company set forth below gives effect to the purchase transactions completed in 2002 and 2001 as if they had occurred at the beginning of 2001 and includes amortization of goodwill (if applicable), purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma data for 2002 is a $6.8 million restructuring charge for the consolidation of excess facilities, related primarily to lease terminations, non-cancelable lease costs and the write-off of leasehold improvements. Also included in the 2002 pro forma data is a non-recurring $23.0 million settlement fee that was incurred and paid by Mobilink prior to the acquisition. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2001. For 2003, no supplemental pro forma information is presented for the acquisition of Gadzoox due to the immaterial effect on prior period results of operations.

	Years Ended December 31,

	2002	2001

	(In thousands,
	except per share data)
Pro forma net revenue	$1,092,829	$988,253
Pro forma net loss	(2,276,914)	(2,675,920)
Pro forma net loss per share	(8.36)	(10.17)

4.	Investments

Held-to-Maturity Investments

      At December 31, 2003 all of the Company’s held-to-maturity investments consisted of commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. At December 31, 2002 certain of the Company’s held-to-maturity investments that were pledged as collateral against the Company’s bank credit facility were classified as restricted marketable securities. A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2003
Cash equivalents	$64,299	$—	$—	$64,299
Short-term marketable securities	47,296	262	(40)	47,518
Long-term marketable securities	36,405	169	(42)	36,532

Total	$148,000	$431	$(82)	$148,349

December 31, 2002
Cash equivalents	$5,531	$—	$—	$5,531
Short-term marketable securities	56,031	263	(1)	56,293
Short-term restricted marketable securities	57,117	603	—	57,720
Long-term marketable securities	5,067	59	—	5,126
Long-term restricted marketable securities	35,137	558	—	35,695

Total	$158,883	$1,483	$(1)	$160,365

      Scheduled maturities of held-to-maturity securities were as follows:

	December 31,

	2003		2002

	(In thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year	$111,595	$111,817	$118,679	$119,544
Two years	17,273	17,380	34,451	35,025
Three years	19,132	19,152	5,753	5,796

	$148,000	$148,349	$158,883	$160,365

Strategic Investments

      The Company’s available-for-sale securities consist of shares of public companies and a warrant to purchase shares of a public company that has been valued using the Black-Scholes option-pricing model. At December 31, 2003 and 2002 the carrying values of the Company’s available-for-sale securities were approximately $16,000 and $0.5 million, respectively. The carrying values at December 31, 2003 and 2002 included unrealized gains of approximately $2,000 and unrealized losses of $31,000, respectively, net of tax. In 2003, 2002 and 2001 the Company performed impairment analyses and recorded impairment charges for these investments in 2002 and 2001 in the amounts of $0.5 million and $22.0 million, respectively, representing other-than-temporary declines in the value of these security investments. The Company also realized a loss of approximately $0.1 million and a gain of approximately $4.6 million on the sale of investments in publicly traded companies in 2003 and 2002, respectively. Additionally, in 2003 the Company received proceeds of approximately $0.5 million from the partial sale of one of its investments in a publicly traded company. These charges and gains were included in other income (expense), net, in the consolidated statements of operations.

      At December 31, 2003 and 2002 the carrying value of the Company’s investment in equity securities of privately held companies accounted for on the cost basis was approximately $2.8 million and $6.3 million, respectively. In 2003, 2002 and 2001 the Company performed impairment analyses and recorded impairment charges for these investments in the amounts of $2.3 million, $37.3 million and $10.7 million, respectively, representing other-than-temporary declines in the value of these non-marketable equity securities. These charges were included in other income (expense), net, in the consolidated statements of operations.

      From October 2001 through January 2002 the Company purchased an approximate 9.8% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for that company in exchange for additional equity consideration with an estimated aggregate value, based on the value at the time the agreement was signed, of up to approximately $10.0 million, if all of the development milestones were satisfied. The additional equity that the Company could receive under the development agreement consisted of shares of preferred stock of the privately held company that had rights that could protect the Company against subsequent dilution in the event that the privately held company issued additional equity securities for a per share price that was below the per share value of the stock received by the Company. Consistent with the Company’s existing policies, the strategic investment was accounted for under the cost method, and revenue under the development agreement was recorded under the percentage-of-completion method. In 2003 and 2002 approximately $0.5 million and $4.7 million of non-cash revenue, respectively, was recognized under the development agreement. In September 2003 the Company received approximately $28.4 million of proceeds and realized a gain on the sale of this investment of approximately $24.4 million. The investment was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at that time. These charges and gains were included in other income (expense), net, in the consolidated statements of operations.

      The Company received additional proceeds of approximately $0.2 million in 2003 from the sale of a second investment in a privately held company.

5.	Income Taxes

      For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
United States	$(1,071,532)	$(1,856,820)	$(2,464,048)
Foreign	136,794	(82,162)	(334,729)

	$(934,738)	$(1,938,982)	$(2,798,777)

      A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Statutory federal provision (benefit) for income taxes	$(327,158)	$(678,644)	$(979,572)
Increase (decrease) in taxes resulting from:
Non-deductible goodwill amortization and impairment	153,514	434,363	670,489
In-process research and development	—	—	27,759
State taxes, net of federal benefit	583	52,108	(74,756)
Benefit of federal tax credits	(39,939)	(38,208)	(13,062)
Valuation allowance (federal)	262,201	465,557	215,210
Tax rate differential on foreign earnings	(23,334)	63,572	122,186
Other	(740)	(1,154)	(24,983)

Provision (benefit) for income taxes	$25,127	$297,594	$(56,729)

      The income tax provision (benefit) consists of the following components:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$—	$—
State	583	437	259
Foreign	24,544	15,219	4,156

	25,127	15,656	4,415
Deferred:
Federal	—	202,209	54,124
State	—	79,729	(115,268)

	—	281,938	(61,144)

	$25,127	$297,594	$(56,729)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Research and development tax credit carryforwards	$293,765	$237,976
Capitalized research and development costs	104,421	75,969
Net operating loss carryforwards	915,190	725,080
Investments in securities	9,842	25,694
Reserves and accruals not currently deductible for tax purposes	32,352	21,446
Deferred compensation and purchased intangible assets	98,790	—
Other	16,113	5,703

Gross deferred tax assets	1,470,473	1,091,868
Valuation allowance	(1,470,473)	(990,223)

Deferred tax assets, net	—	101,645
Deferred tax liabilities:
Purchased intangible assets and deferred compensation	—	(85,480)
Other	—	(16,165)

Total deferred tax liabilities	—	(101,645)

Net deferred tax assets	$—	$—

      The Company operates under a tax holiday in Singapore, which is effective until April 2006 and may be extended if certain additional requirements are satisfied. No net U.S. tax benefit resulted from the tax holiday or the Company’s foreign operations in 2003 or 2002.

      At December 31, 2003 the Company had federal and state net operating loss carryforwards of $2.5 billion and $431.0 million, respectively, which if unutilized expire at various dates from 2006 to 2023, and 2004 to 2010, respectively. These net operating losses are primarily the result of tax deductions related to employee stock option exercises. At December 31, 2003 the Company had federal and state research and development credit carryforwards of $175.0 million and $182.7 million, respectively. These research and development credit carryforwards expire at various dates from 2009 to 2023, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

      In 2003 and 2002, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses and the full utilization of its loss carryback potential, the Company concluded that a full valuation allowance should be recorded in 2003 and 2002.

      If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2003 will be accounted for as follows: approximately $1.180 billion will be recognized as a reduction of income tax expense, $46.4 million will be recognized as a reduction of goodwill, and $244.1 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options.

      In 2003 the IRS commenced a routine examination of the Company’s 1999 and 2000 tax years. Management believes that the results of this examination will not have a material effect on the Company’s financial condition or results of operations.

6.	Debt and Other Obligations

      The following is a summary of the Company’s debt and other obligations, including debt and loans assumed in connection with acquisitions:

	December 31,

	2003	2002

	(In thousands)
Bank credit facility	$—	$90,000
Payable to customer	—	17,600
Capitalized leases and other obligations payable in varying monthly installments at a weighted average rate of 5.31% per annum	—	5,870

	—	113,470
Less short-term debt and current portion of long-term debt	—	(112,258)

	$—	$1,212

      The Company entered into a $90.0 million financing arrangement for a bank credit facility in December 2002. The credit facility bore interest at either (a) the higher of (i) 0.5% plus the Federal Reserve rate and (ii) the Bank of America prime rate or (b) LIBOR plus 0.75% (selected in one, two or three month periods). Interest was payable at either the selected interest period or quarterly. At December 31, 2002, $90.0 million was outstanding under the credit facility and the interest rate was 2.15%. A minimum of $90.0 million in marketable securities was required to secure the credit facility, and the carrying value of these restricted marketable securities at December 31, 2002 was $92.3 million. The bank credit facility was repaid in 2003 and is no longer outstanding.

      The Company was obligated under a note payable to a customer in the amount of $21.1 million that bore interest at a rate of LIBOR plus 1%, adjusted quarterly, and was due in December 2002. The note became immediately due and payable upon the occurrence of certain events. In 2001 the customer asserted that the entire principal amount of the note and all interest accrued thereon had become currently due and payable and filed a lawsuit to collect this obligation. In 2002 the customer and the Company entered into a settlement agreement pursuant to which, among other things, the note and interest accrued thereon were cancelled and a stipulated judgment was entered into pursuant to which the Company would pay to the customer $22.0 million in five installments, with interest at a rate of approximately 2.78% per annum. At December 31, 2002, $17.6 million was outstanding under the stipulated judgment. The stipulated judgment was paid in 2003 and is no longer outstanding.

7.	Commitments

      The Company leases facilities in Irvine (its corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development, and operations functions. In addition to the Company’s principal design facilities in Irvine and Santa Clara County, California, the Company leases additional design facilities in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Middletown, New Jersey; and Seattle, Washington. Internationally, the Company leases a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.

      The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014. Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year

						There-
	2004	2005	2006	2007	2008	after	Total

	(In thousands)
Operating leases	$77,997	$68,002	$27,915	$25,595	$26,214	$43,464	$269,187
Purchase obligations	181,912	—	—	—	—	—	181,912

Total	$259,909	$68,002	$27,915	$25,595	$26,214	$43,464	$451,099

      Facilities rent expense in 2003, 2002 and 2001 was $33.6 million, $35.0 million and $31.0 million, respectively.

      Outstanding purchase obligations were comprised of purchase commitments for silicon wafers, assembly and test services, lab test equipment, computer hardware, information systems infrastructure and other purchase commitments in the ordinary course of business.

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

Comprehensive Loss

      The components of comprehensive loss, net of taxes, are as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net loss	$(959,865)	$(2,236,576)	$(2,742,048)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of taxes	(61)	(7,152)	6,972
Reclassification adjustment for net realized loss included in net loss	137	106	3,799
Translation adjustments	313	386	(54)

Total comprehensive loss	$(959,476)	$(2,243,236)	$(2,731,331)

      The components of accumulated other comprehensive income are as follows:

	December 31,

	2003	2002

	(In thousands)
Accumulated unrealized gain (loss) on investments	$2	$(74)
Accumulated translation adjustments	633	320

Total accumulated other comprehensive income	$635	$246

9.	Employee Benefit Plans

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 6,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding. In 2003, 2002 and 2001, 2,213,363, 1,038,541 and 584,484 shares, respectively, were issued under this plan at average per share prices of $11.20, $18.27 and $32.37, respectively. At December 31, 2003, 1,303,165 shares were available for future issuance under this plan.

      In April 2002 the shareholders approved an amendment to the employee stock purchase plan to (i) increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 3,000,000 shares and (ii) add an automatic share increase provision to the plan pursuant to which the shares of Class A common stock reserved for issuance under the plan would automatically increase on the first trading day of January in each year, beginning with the year 2003, by an amount equal to twenty-five hundredths of one percent (0.25%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, subject to an annual share limit. In October 2002 the Board of Directors adopted an amendment to the employee stock purchase plan to increase the maximum number of shares of Class A common stock purchasable in total by all participants on each purchase date within an offering period from 600,000 shares to 1,200,000 shares.

      In May 2003 the shareholders approved an amendment to the employee stock purchase plan to (i) revise the automatic annual share increase provision of the plan so that the increment by which the number of shares of Class A common stock reserved for issuance under the plan is augmented on the first trading day of January in each calendar year, beginning with the year 2004, would equal 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year and (ii) increase the limitation on the automatic annual share increase to 3,000,000 shares per year.

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

      In March 2003, March 2002 and April 2001, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 13,000,000, 13,000,000 and 25,000,000 shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in May 2003, April 2002 and May 2001, respectively.

      The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of new hires generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months from the date of grant. However, certain options that have been granted under the Company’s 1998 Plan or that were assumed by the Company in connection with certain of its acquisitions provide that the vesting of the options granted thereunder will accelerate in whole or in part upon the occurrence of certain specified events.

      As of December 31, 2003, 115,600,420 shares of common stock were reserved for issuance under the 1998 Plan, including outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

      In 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board of Directors at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 2003 and 1999, 944,500 and 40,542 options were granted under the 1999 Plan to certain employees at a weighted average exercise price per share of $14.44 and $2.84, respectively. As of December 31, 2003, 912,336 shares of common stock were reserved for issuance under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”

      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2003, 4,238,468 and 221,787 shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans. In 2002 and 2001 the Company assumed loans to option holders of acquired companies of approximately $299,000 and $756,000, respectively, related to stock options that were exercised prior to the acquisitions.

Combined Option Plan Activity

      Activity under the stock option plans in 2003, 2002 and 2001 is set forth below:

			Options Outstanding

						Weighted
	Shares					Average
	Available for		Number of		Price Range	Exercise Price
	Grant		Shares		Per Share	Per Share

Balance at December 31, 2000	16,776,951		79,540,346		$.02 - $219.48	$62.70
Additional shares reserved	35,987,421		—		—	—
Options granted under Broadcom Plans	(51,802,614	) (1)	51,802,614	(1)	18.77 - 39.75	34.41
Options assumed in purchase transactions	—		6,199,038	(2)	.02 - 71.56	6.27
Options canceled	23,756,248	(3)	(24,788,587	) (3)	.02 - 213.06	112.30
Options exercised	—		(5,843,011)		.02 - 112.66	7.26

Balance at December 31, 2001	24,718,006		106,910,400		.02 - 213.06	36.74
Additional shares reserved	24,964,761		—		—	—
Options granted under Broadcom Plans	(40,694,533)		40,694,533		10.10 - 35.06	16.61
Options assumed in purchase transactions	—		2,013,253	(2)	.04 - 23.64	9.79
Options canceled	11,969,651		(12,964,129)		.02 - 213.06	40.53
Options exercised	—		(4,654,444)		.02 - 46.78	5.48

Balance at December 31, 2002	20,957,885		131,999,613		.02 - 213.06	30.84
Additional shares reserved	25,501,177		—		—	—
Options granted under Broadcom Plans	(48,256,513	) (4)	48,256,513	(4)	12.63 - 36.05	32.30
Options assumed in purchase transactions	—		397,797	(2)	.02 - .02	.02
Options canceled	28,431,762	(5)	(29,919,925	) (6)	.02 - 213.06	47.29
Options tendered in stock option exchange offer	—		(32,642,634)		23.58 - 219.48	48.59
Shares issued in stock option exchange offer	(8,574,033)		—		—	—
Options exercised	—		(15,178,631)		.02 - 33.68	11.89

Balance at December 31, 2003	18,060,278		102,912,733		$.02 - $155.50	$23.51

(1)	Includes 18,616,372 replacement options and 3,878,073 supplemental options issued pursuant to the Company’s 2001 stock option exchange offer to employees.

(2)	Includes options assumed in connection with purchase acquisitions and/or additional options subsequently issued upon achievement of internal performance goals (see Note 3).

(3)	Includes 18,716,811 options cancelled pursuant to the Company’s 2001 stock option exchange offer to employees.

(4)	Includes 18,301,676 replacement options issued pursuant to the Company’s 2003 stock option exchange offer to employees.

(5)	Includes 19,225,696 unvested options cancelled from Broadcom Plans pursuant to the Company’s 2003 stock option exchange offer to employees.

(6)	Includes 20,086,234 unvested options cancelled from Broadcom Plans and options assumed in connection with purchase acquisitions pursuant to the Company’s 2003 stock option exchange offer to employees.

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2003 were as follows:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$ .02 to $ 13.08	14,029,138	5.74	$4.69	10,113,061	$3.15
13.31 to 15.74	26,502,542	8.44	15.67	11,520,766	15.71
15.92 to 20.45	12,776,846	6.64	19.67	6,688,594	19.72
20.71 to 34.10	8,335,720	8.40	28.35	2,745,945	27.11
34.34 to 35.12	39,658,760	9.81	34.76	8,931,032	35.10
35.68 to 155.50	1,609,727	7.35	44.88	1,276,293	46.62

	102,912,733			41,275,691

      Additional information relating to the stock option plans is as follows:

	December 31,

	2003	2002	2001

	(Number of shares)
Unvested options outstanding	62,448,042	65,714,964	71,248,016
Vested options outstanding	40,464,691	66,284,649	35,662,384

Total options outstanding	102,912,733	131,999,613	106,910,400
Shares available for grant	18,060,278	20,957,885	24,718,006

Total shares of common stock reserved for stock option plans	120,973,011	152,957,498	131,628,406

Nonvested common shares subject to repurchase	148,624	2,757,190	4,790,889
Weighted average per share repurchase price	$7.15	$1.68	$.55

      At December 31, 2003 there were unvested options outstanding to purchase 811,000 shares of common stock that were exercisable in advance of vesting subject to repurchase arrangements.

      The Company recorded deferred compensation for restricted common stock and employee stock options assumed in acquisitions in accordance with FIN 44. Net deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable options and restricted stock. The activity recorded in net deferred compensation by component was as follows:

	December 31,

	2003	2002

	(In thousands)
Purchase transactions	$60,484	$2,158
Terminations	(30,121)	(102,970)

	$30,363	$(100,812)

      Stock-based compensation expense is derived from the following equity transactions:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Regular awards to new and existing Broadcom employees	$12,557	$349	$1,426
Stock option exchange program	217,940	—	—
Pooling-of-interests acquisitions	—	1,942	2,938
Purchase acquisitions	346,969	417,140	505,924
Equity awards to non-employees	21	232	722

	$577,487	$419,663	$511,010

      Included in these amounts are approximately $1.0 million and $47.0 million of stock-based compensation expense which were classified as restructuring costs in 2003 and 2002, respectively, resulting from an extension of the exercise period for vested stock options of certain terminated employees and due to the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements. Also included in these amounts are approximately $88.1 million of settlement costs reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).

      Outstanding stock options assumed in certain acquisitions were subject to variable accounting in accordance with FIN 44 and FIN 28 and were revalued quarterly over their vesting periods until all performance goals were satisfied or until the options were exercised, forfeited, cancelled or expired. In 2003 all remaining performance goals were achieved for Serverworks and Mobilink and variable accounting was no longer required for these assumed outstanding stock options. Prior to the remaining performance goals being achieved, stock-based compensation expense in 2003 and 2002 included reversals of approximately $3.1 million and $7.0 million, respectively, of previously recorded stock-based compensation expense related to stock options subject to variable accounting, due to the decrease in the Company’s stock price as compared to the previous year end stock price. In 2001 the Company recorded a charge of approximately $35.0 million in stock-based compensation expense related to stock options subject to variable accounting. These charges and reversals were based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeded the exercise price.

      At December 31, 2003 options to purchase 208,966 shares of Class A common stock were subject to variable accounting, of which 182,302 were vested and 26,664 were unvested. These options have a weighted average exercise price per share of $17.15 and a remaining vesting period of approximately one year.

Shares Reserved For Future Issuance

      The Company had the following shares of common stock reserved for future issuance upon the exercise of equity instruments as of December 31, 2003:

Number of Shares

Stock options outstanding	102,912,733
Authorized for future grants under stock option plans	18,060,278
Authorized for future issuance under stock purchase plan	1,303,165
Other	76,739

122,352,915

Stock Option Exchange Offers

2003 Stock Option Exchange Offer

      On April 7, 2003 the Company commenced an offering to Company employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 per share were eligible for tender at the commencement of the program, representing approximately 43.6% of the Company’s outstanding stock options as of the commencement date.

      On May 5, 2003 the offer period ended and the Company accepted for exchange and cancellation vested eligible options to purchase 32,642,634 shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, the Company issued 8,574,033 fully vested, non-forfeitable shares of the Company’s Class A common stock and recorded stock-based compensation expense of approximately $162.3 million related to the issuance of such vested shares, based on the closing price of the Company’s Class A common stock on May 5, 2003 of $18.93 per share. The 8,574,033 shares were included in the Company’s calculation of net loss per share effective as of May 5, 2003. Additionally, on May 5, 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase 20,086,234 shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase 18,301,676 shares of the Company’s Class A common stock were issued on November 10, 2003. The terms and conditions of the new options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options was $35.12 per share, which was the last reported trading price of the Company’s Class A common stock on the grant date.

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

      Certain of the Company’s employees held unvested eligible options that were previously assumed by the Company in connection with acquisitions that were accounted for using the purchase method of accounting. The Company had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. Consequently, the Company recorded a non-cash charge of approximately $55.6 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense.

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

      The Company further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN 44 applied to the stock options surrendered for cancellation. If any stock options were granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options would be subject to variable accounting. As a result of these provisions, variable accounting is required for options to purchase approximately 208,966 shares as of December 31, 2003. In 2003 the Company recorded approximately $3.5 million of stock-based compensation expense related to the portion of these variable options that vested during the period.

      In addition to the non-cash charges described above, the Company incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to the Company or through the sale of a portion of their new shares.

2001 Stock Option Exchange Offer

      On June 23, 2001 the Company completed an offering to Company employees of the opportunity to voluntarily exchange certain stock options or receive supplemental option grants. Under this program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $45.00 per share, for new options to purchase an equal number of shares of the Company’s Class A common stock that were not to be issued until at least six months and one day after the options to be exchanged were cancelled by the Company. Options to purchase 18,716,811 shares with a weighted-average exercise price of $128.35 per share were tendered for exchange pursuant to this program. On June 23, 2001 those options were accepted and cancelled by the Company. On December 24, 2001 the Company granted replacement options to purchase 18,616,372 shares of its Class A common stock to employees who tendered options under the stock option exchange offer, at an exercise price of $39.75 per share.

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

      Certain of the Company’s employees held options that were assumed by the Company in connection with acquisitions that were accounted for using the purchase method of accounting. The Company had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. The Company recorded a non-cash charge of approximately $8.9 million in 2001, reflecting the acceleration from future periods of stock-based compensation expense.

Defined Contribution 401(k) Savings and Investment Plan

      The Company sponsors a defined contribution 401(k) savings and investment plan, which was established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2003, 2002 or 2001.

10.	Impairment of Goodwill and Acquired Patents

Impairment of Goodwill

     Years 2003 and 2002

      The Company performed annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2003 and October 2002. In addition, the Company determined that indicators of impairment existed for two of its reporting units in May 2003 and an additional impairment assessment was performed at that time. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at the time to its estimated fair value. At October 1, 2003 and 2002, the Company had four and seven reporting units, respectively. The Company determined and identified those reporting units in accordance with SFAS 142.

      The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company’s Board of Directors. Cash flows beyond the four year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7. Specifically, the income approach valuation included reporting unit cash flow discount rates ranging from 13% to 16%, and terminal value growth rates ranging from 0% to 11%. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology.

      Upon completion of the October 2003 annual impairment assessment, the Company determined no impairment was indicated as the estimated fair values of the four reporting units exceeded their respective carrying values. Upon completion of the October 2002 assessment, the Company determined that the carrying values of four of its seven reporting units exceeded their estimated fair values. The four affected reporting units were broadband processors, client server networking, mobile communications and ServerWorks. Because indicators of impairment existed for these four reporting units, the Company performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill for each of the affected reporting units.

      In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as that which is utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2002, the Company calculated the fair value of certain assets, including developed technology and IPR&D assets. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of each of the four affected reporting units in 2002. The implied fair value of goodwill was measured as the excess of the fair value of the affected reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each of the affected reporting units was measured by the amount the carrying value of goodwill for that reporting unit exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge of $1.241 billion in October 2002. Of such charge, $536.0 million related to the goodwill of the broadband processor reporting unit, $206.1 million related to the goodwill of the client server networking reporting unit, $179.6 million related to the goodwill of the mobile communications reporting unit and $319.3 million related to the goodwill of the ServerWorks reporting unit.

      The primary factors resulting in the 2002 impairment charge were: (i) the continued significant economic slowdown in the technology sector and the semiconductor industry, which affected both the Company’s operations at that time and its expectations with respect to future revenue, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s stock, and (iii) unfavorable revisions in revenue and cash flow expectations regarding certain of the Company’s acquired businesses. These acquired businesses were priced based on valuation multiples that were indicative of the value at which businesses were purchased and sold at that time, but were inflated relative to historical and subsequent standards. In the second and third quarters of 2002 demand for servers, WAN networking equipment, handheld devices and other products using the Company’s chips declined relative to the demand that was anticipated when certain of its purchase acquisitions were consummated. In addition, the Company recognized that a sustained decline in demand combined with an oversupply of these products resulted in increased price competition for certain chipsets, giving effect to shrinking profit margins and expected future cash flows for the four affected reporting units. In response to the existing market conditions, the Company initiated a restructuring program in the fourth quarter of 2002 that included significant headcount reductions, and decreased its investment in certain target markets that were either performing below expectations or had low near term growth potential. As a result, the Company revised its forecasts of future operating results, which were in turn used in calculating the estimated fair values of the reporting units.

      In May 2003 the Company determined there were indicators of impairment for two of its reporting units, ServerWorks and mobile communications. The Company tested the goodwill of these reporting units for impairment in accordance with SFAS 142 as described above. Based on this assessment, the Company recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.

      With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to the Company’s ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former ServerWorks stockholders and employees (see Note 3). As a result of the competitive pressures and design losses, the Company reduced its forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003. The Company is continuing to pursue strategies to reposition its ServerWorks business and develop alternative sources of revenue for that reporting unit.

      With respect to the mobile communications reporting unit, the primary factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Mobilink shareholders and employees in May 2003 (see Note 3), after that reporting unit had already been written down to its implied fair value in October 2002.

     Year 2001

      In January 2001 the average trading price of the Company’s Class A common stock was $112 per share. In the ensuing three-month period, the stock price declined to an average price of $37 per share in March 2001, representing a 67% decline in the market value of the stock. Given the high volatility in market prices of Internet-related, semiconductor and other high technology stocks in general, and in the Company’s Class A common stock in particular, it was unclear at that time whether the change in market price was due to a short term fluctuation or recognition of a new pricing threshold. In the next six-month period, the average stock price for the Company’s Class A common stock in any given month fluctuated from approximately $26 to $40 per share. In September 2001 management concluded that the decline in market value of the Company’s stock from January 2001 to March 2001 was a sustained decrease.

      Accordingly, in September 2001 the Company determined that an assessment of the goodwill arising from certain of its purchase transactions was warranted. The assessment was performed in accordance with the two-step test prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS 121”). The first step involved a recoverability test to determine whether the sum of undiscounted future cash flows associated with certain acquired entities exceeded the carrying amounts of those respective entities’ assets. The cash flows were estimated over a four year period and represented the cash flows identifiable to the entity. The first step resulted in a failed recoverability test for goodwill directly related to the purchase transactions of Allayer Communications, Silicon Spice, Inc. and Newport Communications, Inc. Certain

of the affected businesses operated in high risk, emerging markets in which there was no assurance of sustainable sales at the time acquisition decisions were made.

      Several factors contributed to the impairment charge, including: (i) declining semiconductor company stock valuations, (ii) lower than anticipated demand for certain products including metro class Ethernet networking, carrier class and optical transceivers and (iii) higher than expected research and development costs to launch products in the aforementioned markets. As a result, these factors diminished the cash flow that had been anticipated when certain purchase transactions were consummated.

      The second step of the impairment test entailed estimating the fair value of net assets for those acquired businesses that failed the recoverability test. Fair value was determined using a weighted average of the market approach and the discounting of future cash flows. The cash flow period used was five years, with a discount rate ranging from 33% to 40%, and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates. In accordance with SFAS 121, the goodwill impairment charge was measured as the amount by which the carrying amount of net assets exceeded fair value. Based on this assessment, the Company recorded a charge of $1.182 billion to write down the value of goodwill associated with the affected purchase transactions. Of such charge, $96.7 million related to the goodwill associated with Allayer Communications, $599.6 million related to the goodwill associated with Newport Communications and $485.4 million related to the goodwill associated with Silicon Spice.

Impairment of Acquired Patents

      In December 2003 and 2002 the Company acquired over 150 patents related to various technologies, including among others, wireless networking topologies and protocols, dual mode wireless transceivers, power management in integrated circuits, Ethernet networking personal video recording, and VoIP telephony, for an aggregate of $1.0 million and $24.0 million, respectively. The immediate purpose of these patent acquisitions was to assist the Company in the defense and settlement of ongoing and future lawsuits. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The cash flows expected to arise as a direct result of the use of the patents are actually the cash savings resulting from reduced but undeterminable legal expenditures over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast legal expenditures that would have been incurred if the patent portfolio was not acquired and (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charges for the patent portfolios were classified as impairment of goodwill and other intangible assets in the consolidated statements of operations in 2003 and 2002.

11.	Restructuring Costs

      From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan to restructure its operations (the “2001 Restructuring Plan”) in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program which it implemented from the fourth quarter of 2002 through the second quarter of 2003 (the “2002 Restructuring Plan”). The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 510 and 160 employees were terminated across all of the Company’s business functions and geographic regions in connection with the 2002 and 2001 Restructuring Plans, respectively. In addition, headcount was reduced through attrition and reductions in the number of temporary and contract workers employed by the Company.

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans were as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)
Charged to expense in 2001	$16,100	$18,181	$—	$—	$34,281
Non-cash costs(1)	(11,070)	(1,638)	—	—	(12,708)
Cash payments(2)	(4,906)	(6,073)	—	—	(10,979)

Restructuring liabilities at December 31, 2001	124	10,470	—	—	10,594
Charged to expense in 2002	1,411	30,454	65,048	22,767	119,680
Liabilities assumed in acquisition (3)	—	—	—	6,815	6,815
Non-cash costs(1)	(135)	(4,868)	(46,821)	(1,495)	(53,319)
Cash payments(2)	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	—	29,554	1,544	24,593	55,691
Charged to expense in 2003	—	—	2,932	—	2,932
Non-cash costs(1)	—	—	(972)	—	(972)
Cash payments(2)		(11,195)	(3,504)	(5,778)	(20,477)

Restructuring liabilities at December 31, 2003	$—	$18,359	$—	$18,815	$37,174

(1)	Non-cash costs related to stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements, and the write-off of leasehold improvements.

(2)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs.

(3)	Although not related to the 2002 or 2001 Restructuring Plans, the Company assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. The liabilities related to the Mobilink acquisition have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

     These restructuring charges were classified as operating expenses in the Company’s consolidated statements of operations.

      Certain of the restructuring charges were recorded in periods subsequent to the initial implementations of the 2001 and 2002 Restructuring Plans. These subsequent charges were primarily due to the inability to reasonably estimate those costs at the time of the initial implementations as the Company was still in the process of reviewing many of its facilities to determine where the Company could consolidate and which locations would no longer be required. The Company does not anticipate recording any additional charges under the 2001 and 2002 Restructuring Plans.

      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

12.	Settlement Costs

      In May 2003 the Company completed a management transition at its ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by certain employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when the Company acquired ServerWorks in January 2001. In connection with the settlement, the Company incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).

      In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their respective affiliates. In connection with the settlement agreement, the Company agreed to pay Intel $60.0 million in cash. The Company paid Intel $30.0 million in August 2003, and the remaining balance was paid in October 2003.

      In January 2004 the Company entered into a settlement and license agreement to settle certain disputes. In connection with the settlement, the Company recorded $14.8 million as a one-time charge for the disputes and claims in December 2003 and will record an asset of $1.2 million pertaining to a related license agreement in January 2004. Under the agreement, the Company is required to pay $16.0 million in cash, $8.0 million of which was paid in January 2004, and the remainder of which will be paid in four equal installments of $2.0 million on the anniversary date of the settlement agreement over each of the next four years. The value of the license agreement will be amortized to cost of revenue over its estimated useful life.

      The Company recorded an additional $6.4 million and $3.0 million in settlement costs in 2003 and 2002, respectively, in connection with the settlement of other outstanding litigation and third party claims.

13.	Litigation

      Intellectual Property Proceedings. In August 2003 the Company and Intel Corporation agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. In accordance with the settlement agreement, all claims and counterclaims in the pending proceedings have been dismissed with prejudice. The parties also entered into reciprocal releases covering all patent claims and certain other claims. In connection with the settlement, the Company agreed to pay Intel $60.0 million in cash for the releases and dismissals by Intel of claims against the Company for past damages. The Company paid Intel $30.0 million in August 2003, and the remaining balance was paid in October 2003.

      In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that (i) the Company’s BCM3415 silicon tuner chip infringes Microtune’s U.S. Patent No. 5,737,035 relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to assert infringement by additional products, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found that Microtune’s patent is valid and infringed and that the Company’s infringement was willful. The Court subsequently entered a damages award in Microtune’s favor of approximately $3.1 million plus interest, and further awarded Microtune its attorneys’ fees. The Court has not yet set the amount of attorneys’ fees. In April 2003 the court issued a preliminary injunction. In May 2003 Microtune filed a motion for contempt alleging that the Company’s next generation BCM3416 tuner violates the Court’s preliminary injunction against the BCM3415 tuner. At a hearing in August 2003, the Court denied Microtune’s motion and ruled that the new BCM3416 tuner does not violate the preliminary injunction. The Court has now denied all post-trial motions and entered a permanent injunction against the BCM3415 tuner and products merely colorably different therefrom. Broadcom has filed an appeal of the case with the United States Court of Appeals for the Federal Circuit.

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

      In January 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Microtune, Inc. asserting that Microtune’s tuners, power amplifiers and Bluetooth products (i) infringe three of the Company’s patents relating to electrostatic discharge protection and wireless technologies, (ii) induce the infringement of such patents, and (iii) contributorily infringe such patents. The complaint sought a preliminary and permanent injunction against Microtune as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In February 2003 Microtune filed an answer to the complaint denying the Company’s allegations and seeking a declaratory judgment that the Company’s patents in the suit are invalid and not infringed. Discovery has not yet commenced, and the court has not yet set a trial date for the case, which has been stayed pending the outcome of the Company’s action against Microtune in the United States International Trade Commission (“ITC”).

      In February 2003 Microtune, Inc. filed a complaint in the state District Court of Williamson County, Texas, asserting that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct, and attorneys’ fees. In April 2003 the Company removed the case from the state court to the United States District Court for the Western District of Texas. Microtune subsequently filed an amended complaint in the latter court that tracks the allegations of the state complaint. In June 2003 the Company filed an answer to the complaint denying Microtune’s allegations. The parties have begun discovery, and trial is scheduled for September 2004.

      In March 2003 the Company filed a complaint in the ITC asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of the Company’s patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. In April 2003 the ITC voted to institute an investigation of certain power amplifier chips, broadband tuner chips, transceiver chips and products containing these chips imported into the United States by Microtune. The ITC administrative hearing was held in November 2003. An Initial Determination is expected in April 2004.

      In May 2003 the Company filed a complaint against Microtune, L.P. for declaratory judgment in the United States District Court for the Eastern District of Texas asserting that the Company’s next generation BCM3416 silicon tuner chip does not infringe Microtune’s 5,737,035 patent relating to tuner technology. Microtune answered the complaint in May 2003. Broadcom has amended its complaint to add a claim for declaratory judgment of noninfringement of another of the Company’s next generation silicon tuner chips, the BCM3418. Microtune has amended its answer to assert infringement by the BCM3416 and BCM3418 tuner chips. The parties are currently engaged in discovery. Trial is scheduled to commence in June 2004.

      In November 2003 the Company filed a complaint in the United States District Court for the Western District of Wisconsin against Microtune, Inc. asserting that Microtune infringes a patent related to timing circuitry in integrated circuits. In March 2004 the court transferred the case to the United States District Court for the Eastern District of Texas. The parties are continuing to conduct discovery. The Texas Court has not yet set a trial date.

      In May 2002 National Semiconductor Corporation filed a complaint against the Company in the United States District Court for the Eastern District of California asserting that the Company (i) infringed 11 National patents relating to cable modems, servers, and other home and office networking equipment, (ii) induced the infringement of such patents, and (iii) contributorily infringed such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2002 (and as amended in February 2003) the Company answered the complaint by denying National’s infringement allegations and filed counterclaims asserting that National (i) infringed five of the Company’s patents relating to high-speed networking, (ii) induced the infringement of such patents, and (iii) contributorily infringed such patents. The counterclaim sought a preliminary and permanent injunction against National as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2003 the parties entered into a comprehensive settlement agreement and patent cross license, and dismissed all claims and counterclaims in their entirety. Other terms of the settlement were not disclosed. The settlement did not have a material effect on the Company’s financial condition or results of operations.

      In November 2002 STMicroelectronics, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas asserting that the Company (i) infringes six STMicroelectronics patents relating to technology used in integrated circuits, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In December 2002 (and as amended in March 2003) the Company answered the complaint by denying STMicroelectronics’ infringement allegations, and filed counterclaims asserting that STMicroelectronics (i) infringes five of the Company’s patents relating to high-speed communications, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaim sought a preliminary and permanent injunction against STMicroelectronics as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company also filed counterclaims seeking a declaratory judgment that STMicroelectronics’ patents are invalid and not infringed. In June 2003 the Company dropped one of its five patents from the suit and submitted it for reexamination with the Patent Office. The parties have completed a claims construction hearing. The special master has issued recommended constructions of the claims, to which both parties have filed objections with the court. The parties are continuing to conduct discovery. The court has not yet set a trial date.

      In May 2003 PCTel, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California asserting that the Company (i) infringed four PCTel patents relating to technology used in voice band modems, (ii) induced infringement of such patents, and (iii) contributorily infringed such patents. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company answered the complaint by denying PCTel’s allegations, and filed counterclaims seeking a declaration that the Company did not infringe PCTel’s patents and/or that they were invalid. In December 2003 the parties entered into a settlement under which the parties cross-licensed their voice band modem patents. In addition, PCTel granted a conditional covenant not to sue on the remainder of PCTel’s patent portfolio, assigned two Ethernet patents and sold software to the Company. Under the various agreements, the Company will pay a total of $3.5 million to PCTel. All claims and counterclaims in the litigation were subsequently dismissed.

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

      In August 2003 the United States District Court for the Northern District of California granted the Company’s motion to dismiss or transfer its complaint and Agere’s counterclaims to the Eastern District of Pennsylvania. The California action has been dismissed, and all claims and counterclaims from that action have now been consolidated with the Pennsylvania action. The parties are currently conducting discovery in the action. The court has scheduled a claims construction hearing for April 2004, and has set trial to begin in November 2004.

      In February 2004 the Company filed a complaint against Agere in the United States District Court for the Western District of Wisconsin asserting that Agere infringes five of the Company’s patents relating to disk drive technology. The complaint seeks monetary damages and a permanent injunction against Agere. In response, Agere filed a motion to dismiss the case or, in the alternative, to transfer it to another jurisdiction. The court has not ruled on that motion. No trial date has been set.

      Although the Company believes that it has strong defenses to the claims of Microtune, STMicroelectronics and Agere in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys’ fees and costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      Securities Litigation. From March through May 2001 the Company and three of its executive officers were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. On October 15, 2003 the Court issued an order certifying a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions. This case is now in discovery. The Court has scheduled a discovery cut-off in July 2004, a pre-trial conference in October 2004 and a trial beginning in November 2004. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by a number of persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the federal class action complaint. The Court has scheduled a discovery cut-off in July 2004, a pre-trial conference in October 2004 and a trial beginning in November 2004. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

      From March through June 2001 the Company, the Company’s then directors, and certain of its officers were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. The case is now in discovery. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

      The Company has entered into indemnification agreements with each of its directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”) paid by such individual in connection with the purported shareholder class action, purported shareholder derivative actions and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

      General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and adverse outcomes are possible. As the Company is unable to determine if an adverse outcome is probable and cannot reasonably estimate the range of possible loss from any litigation outstanding and unsettled as of the date of this report, no amounts have been provided for such matters in the consolidated financial statements.

14.	Significant Customer and Supplier Information

      Sales to the Company’s significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2003	2002	2001

Hewlett-Packard(1)	15.4%	14.8%	14.1%
Dell	11.9	11.3	*
Motorola	*	12.1	18.2
Cisco(2)	*	10.0	*
Five largest customers as a group	51.6	52.3	54.9

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

(2)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.

     No other customer represented more than 10% of the Company’s annual net revenue in these years.

      Net revenue derived from all independent customers located outside of the United States as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2003	2002	2001

Asia	19.6%	20.5%	15.1%
Europe	5.9	4.4	6.3
Other	0.3	0.4	1.9

	25.8%	25.3%	23.3%

Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of customers that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States. All of the Company’s revenue to date has been denominated in U.S. dollars.

      The Company does not own or operate a fabrication facility. Six independent third-party foundries located in Asia manufacture substantially all of the Company’s semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company’s products. In addition, substantially all of the Company’s products are assembled and tested by one of seven independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

15.	Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial data of the Company. In the Company’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Diluted Net
					Income
	Net	Gross			(Loss)
	Revenue	Profit	Net Income (Loss)		Per Share

	(In thousands, except per share data)
Year Ended December 31, 2003
First Quarter	$327,464	$155,444	$(67,906	)(1)	$(.25)
Second Quarter	377,879	171,026	(891,742	)(2)	(3.08)
Third Quarter	425,633	207,925	(6,298	)(3)	(.02)
Fourth Quarter	479,119	235,924	6,081	(4)	.02
Year Ended December 31, 2002
First Quarter	$238,800	$104,678	$(166,067	)(5)	$(.63)
Second Quarter	258,203	114,626	(129,418)		(.49)
Third Quarter	290,000	128,373	(183,260	)(6)	(.68)
Fourth Quarter	295,945	130,874	(1,757,831	)(7)	(6.40)

(1)	Includes restructuring costs of $0.1 million.

(2)	Includes restructuring costs of $2.2 million, impairment of goodwill of $438.6 million, stock option exchange expense of $220.7 million, litigation settlement costs of $178.3 million and loss on strategic investments of $0.1 million.

(3)	Includes net gain on strategic investments of $22.1 million.

(4)	Includes impairment of acquired patent portfolio of $1.0 million and settlement costs of $16.2 million.

(5)	Includes restructuring costs of $4.8 million and loss on strategic investments of $4.1 million.

(6)	Includes restructuring costs of $27.0 million, litigation settlement costs of $3.0 million and net loss on strategic investments of $31.5 million.

(7)	Includes restructuring costs of $87.8 million, impairment of goodwill of $1.241 billion, impairment of acquired patent portfolio of $24.0 million, gain on strategic investments of $2.4 million and an income tax charge to establish a 100% valuation allowance against net deferred tax assets of $281.9 million.

16.	Subsequent Events

      In January 2004 the Company completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks (“RAID”) and virtualization software. In connection with the acquisition, the Company expects to pay approximately $16.5 million in cash, of which approximately $10.0 million was paid in January 2004. The remaining amount will be paid to the founders and employees of the company subject to a two to four year vesting period and will result in additional compensation expense over those respective periods. The Company will record a one-time charge in the first quarter of 2004 of approximately $2.3 million for purchased in-process research and development expense related to the acquisition.

      In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for $18.0 million. Pursuant to SFAS 144, the patents were determined to be fully impaired at the date of acquisition. See Note 10 for a similar discussion regarding the impairment of a patent portfolio. The impairment charge for the patent portfolio will be classified as an operating expense in the first quarter of 2004.

      In February 2004 the Company filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4 with the SEC. Once declared effective by the SEC, the universal shelf on Form S-3 will permit the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. The acquisition shelf registration statement on Form S-4 will, once declared effective by the SEC, enable the Company to issue up to 30 million shares of its Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination. The Company has no immediate plans to issue securities pursuant to either of these registration statements.

Exhibits and Financial Statement Schedules

Exhibit Index

      The following Exhibits are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description	Where Located

2.1	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.	Exhibit 2.1 to the Current Report on Form 8-K of the registrant, filed January 18, 2001.
2.2	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	Exhibit 2.1 to the Current Report on Form 8-K of the registrant, filed January 31, 2001.
3.1	Amended and Restated Articles of Incorporation dated March 3, 1998.	Exhibit 3.1 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed March 23, 1998.
3.1.1	Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	Exhibit 3.1.2 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
3.1.2	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	Exhibit 3.1.1 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2000, filed April 2, 2001.
3.2	Bylaws as amended through August 21, 2003.	Filed herewith.
10.1	Form of Indemnification Agreement for Directors of the registrant.	Exhibit 10.1 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.2	Form of Indemnification Agreement for Officers of the registrant.	Exhibit 10.2 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.3	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	Exhibit 10.3 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.4	1998 Stock Incentive Plan (as amended and restated July 18, 2003) (with Addendum for Employees in Israel).	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.4.1	1998 Stock Incentive Plan form of Stock Option Agreement.	Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.4.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.	Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.

Exhibit
Number	Description	Where Located

10.4.3	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 (No. 333-60763) of the registrant, filed August 6, 1998.
10.5	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003, filed November 7, 2003.
10.5.1	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/ Change Form.	Filed herewith.
10.6	1999 Special Stock Option Plan (as amended and restated July 18, 2003).	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.6.1	1999 Special Stock Option Plan form of Stock Option Agreement.	Exhibit 10.2.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.6.2	1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-93457) of the registrant, filed December 22, 1999.
10.8†	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.12	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	Exhibit 10.12 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed March 23, 1998.
10.15	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-65117) of the registrant, filed September 30, 1998.
10.16†	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	Exhibit 10.16 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2000, filed April 2, 2001.
10.17	Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	Exhibit 10.17 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed March 19, 2002.
10.18	Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	Exhibit 10.18 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed March 19, 2002.
10.19†	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2002, filed May 15, 2002.
10.20	First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant; Net) between the registrant and The Irvine Company.	Exhibit 10.20 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.

Exhibit
Number	Description	Where Located

10.21	Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	Exhibit 10.21 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.22†	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.22 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.23	Credit Agreement dated December 23, 2002 between the registrant and Bank of America, N.A.	Exhibit 10.23 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.24*	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
11.1	Statement Regarding Computation of Earnings Per Share.	Set forth in Note 2 of Notes to Consolidated Financial Statements of this Report.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Auditors.	Filed herewith.
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith pursuant to SEC Release No. 33-8238.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

Financial Statement Schedules

(1) Report of Independent Auditors on Financial Statement Schedule	S-1
(2) Schedule II — Consolidated Valuation and Qualifying Accounts	S-2

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 15, 2004.

BROADCOM CORPORATION

By:	/s/ ALAN E. ROSS

Alan E. Ross
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALAN E. ROSS Alan E. Ross	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ HENRY SAMUELI Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	March 15, 2004

/s/ WILLIAM J. RUEHLE William J. Ruehle	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ BRUCE E. KIDDOO Bruce E. Kiddoo	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004

/s/ GEORGE L. FARINSKY George L. Farinsky	Director	March 15, 2004

/s/ JOHN MAJOR John Major	Director	March 15, 2004

/s/ ROBERT E. SWITZ Robert E. Switz	Director	March 15, 2004

/s/ WERNER F. WOLFEN Werner F. Wolfen	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

Broadcom Corporation

      We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 27, 2004 (except for Notes 13 and 16, as to which the date is March 12, 2004). Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Orange County, California

January 27, 2004

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(a)	Deductions	Period

	(In thousands)
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,553	$1,752	$637	$(449)	$6,493
Sales returns	762	16,772	—	(16,879)	655
Pricing allowances	306	4,601	—	(4,463)	444
Reserve for excess and obsolete inventory	15,898	11,069	2,908	(4,764)	25,111
Reserve for warranty	3,881	8,325	—	(6,210)	5,996
Restructuring liabilities	55,691	2,932	—	(21,449)	37,174

Total	$81,091	$45,451	$3,545	$(54,214)	$75,873

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,375	$—	$—	$(822)	$4,553
Sales returns	2,232	6,834	—	(8,304)	762
Pricing allowances	8,143	(725)	—	(7,112)	306
Reserve for excess and obsolete inventory	17,117	5,705	429	(7,353)	15,898
Reserve for warranty	5,663	1,299	—	(3,081)	3,881
Restructuring liabilities	10,594	126,495	—	(81,398)	55,691

Total	$49,124	$139,608	$429	$(108,070)	$81,091

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,303	$450	$4,228	$(1,606)	$5,375
Sales returns	2,813	6,226	—	(6,807)	2,232
Pricing allowances	1,259	9,308	—	(2,424)	8,143
Reserve for excess and obsolete inventory	13,116	1,862	2,139	—	17,117
Reserve for warranty	3,352	1,542	7,990	(7,221)	5,663
Restructuring liabilities	—	34,281	—	(23,687)	10,594

Total	$22,843	$53,669	$14,357	$(41,745)	$49,124

(a)	Amounts represent beginning balances acquired through purchase transactions.

S-2

Exhibit Index

      The following Exhibits are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description	Where Located

2.1	Asset Purchase Agreement by and among the registrant, Visiontech Ltd. and the Other Parties Signatory Thereto dated as of November 23, 2000.	Exhibit 2.1 to the Current Report on Form 8-K of the registrant, filed January 18, 2001.
2.2	Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	Exhibit 2.1 to the Current Report on Form 8-K of the registrant, filed January 31, 2001.
3.1	Amended and Restated Articles of Incorporation dated March 3, 1998.	Exhibit 3.1 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed March 23, 1998.
3.1.1	Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	Exhibit 3.1.2 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
3.1.2	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	Exhibit 3.1.1 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2000, filed April 2, 2001.
3.2	Bylaws as amended through August 21, 2003.	Filed herewith.
10.1	Form of Indemnification Agreement for Directors of the registrant.	Exhibit 10.1 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.2	Form of Indemnification Agreement for Officers of the registrant.	Exhibit 10.2 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.3	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	Exhibit 10.3 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.4	1998 Stock Incentive Plan (as amended and restated July 18, 2003) (with Addendum for Employees in Israel).	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.4.1	1998 Stock Incentive Plan form of Stock Option Agreement.	Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.4.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.	Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.4.3	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	Exhibits 99.2 and 99.4 through 99.11 to the Registration Statement on Form S-8 (No. 333-60763) of the registrant, filed August 6, 1998.

Exhibit
Number	Description	Where Located

10.5	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003, filed November 7, 2003.
10.5.1	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/ Change Form.	Filed herewith.
10.6	1999 Special Stock Option Plan (as amended and restated July 18, 2003).	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.6.1	1999 Special Stock Option Plan form of Stock Option Agreement.	Exhibit 10.2.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
10.6.2	1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-93457) of the registrant, filed December 22, 1999.
10.8†	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed February 27, 1998.
10.12	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	Exhibit 10.12 to the Registration Statement on Form S-1/A (No. 333-45619) of the registrant, filed March 23, 1998.
10.15	Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-65117) of the registrant, filed September 30, 1998.
10.16†	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	Exhibit 10.16 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2000, filed April 2, 2001.
10.17	Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	Exhibit 10.17 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed March 19, 2002.
10.18	Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	Exhibit 10.18 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed March 19, 2002.
10.19†	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2002, filed May 15, 2002.
10.20	First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company.	Exhibit 10.20 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.21	Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	Exhibit 10.21 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.

Exhibit
Number	Description	Where Located

10.22†	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.22 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.23	Credit Agreement dated December 23, 2002 between the registrant and Bank of America, N.A.	Exhibit 10.23 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed March 31, 2003.
10.24*	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003, filed August 11, 2003.
11.1	Statement Regarding Computation of Earnings Per Share.	Set forth in Note 2 of Notes to Consolidated Financial Statements of this Report.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Auditors.	Filed herewith.
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith pursuant to SEC Release No. 33-8238.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.