Form 10-Q
period 2004-03-31
BROADCOM CORP
filed 2004-05-10
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23993

Broadcom Corporation

(Exact name of registrant as specified in its charter).

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

      As of April 30, 2004 the registrant had 253,015,347 shares of Class A common stock, $0.0001 par value, and 61,086,890 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2004

Broadcom®, the pulse logo, ServerWorksTM and SystemI/OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. Bluetooth® is a trademark of the Bluetooth SIG. All other trademarks mentioned are the property of their respective owners.

©2004 Broadcom Corporation. All rights reserved.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$611,752	$558,669
Short-term marketable securities	81,207	47,296
Accounts receivable, net	234,210	220,124
Inventory	145,235	104,047
Prepaid expenses and other current assets	86,480	65,667

Total current assets	1,158,884	995,803
Property and equipment, net	128,776	142,113
Long-term marketable securities	72,715	36,405
Goodwill	829,200	827,652
Purchased intangible assets, net	7,005	6,667
Other assets	17,356	8,982

Total assets	$2,213,936	$2,017,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,067	$219,064
Wages and related benefits	44,013	33,965
Deferred revenue	1,288	963
Accrued liabilities	275,381	249,584

Total current liabilities	551,749	503,576
Commitments and contingencies
Long-term liabilities	27,757	24,241
Shareholders’ equity:
Common stock	31	31
Additional paid-in capital	8,197,558	8,123,941
Notes receivable from employees	(9,713)	(10,906)
Deferred compensation	(47,780)	(77,616)
Accumulated deficit	(6,506,416)	(6,546,280)
Accumulated other comprehensive income	750	635

Total shareholders’ equity	1,634,430	1,489,805

Total liabilities and shareholders’ equity	$2,213,936	$2,017,622

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands, except per
	share data)
Net revenue	$573,406	$327,464
Cost of revenue(1)	283,481	172,020

Gross profit	289,925	155,444
Operating expense:
Research and development(2)	118,949	103,123
Selling, general and administrative(2)	52,095	41,359
Stock-based compensation	27,757	68,828
Amortization of purchased intangible assets	—	1,532
Settlement costs	19,000	—
Impairment of intangible assets	18,000	—
In-process research and development	2,260	—
Restructuring costs	—	767

Income (loss) from operations	51,864	(60,165)
Interest income, net	1,903	2,190
Other expense, net	(992)	(616)

Income (loss) before income taxes	52,775	(58,591)
Provision for income taxes	12,911	9,315

Net income (loss)	$39,864	$(67,906)

Net income (loss) per share (basic)	$.13	$(.25)

Net income (loss) per share (diluted)	$.12	$(.25)

Weighted average shares (basic)	309,019	276,317

Weighted average shares (diluted)	342,598	276,317

(1) Cost of revenue includes the following:
Stock-based compensation expense	$671	$2,527
Amortization of purchased intangible assets	2,092	6,053

	$2,763	$8,580

(2) Stock-based compensation expense is excluded from the following:
Research and development expense	$24,056	$50,933
Selling, general and administrative expense	3,701	17,895

	$27,757	$68,828

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$—	$815
Selling, general and administrative expense	—	717

	$—	$1,532

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands)
Operating activities
Net income (loss)	$39,864	$(67,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,853	17,292
Stock-based compensation expense	28,428	71,355
Amortization of purchased intangible assets	2,092	7,585
Impairment of intangible assets	18,000	—
In-process research and development	2,260	—
Tax benefit from stock plans	11,799	—
Non-cash restructuring charges	—	257
Non-cash development revenue	—	(508)
Change in operating assets and liabilities:
Accounts receivable	(14,020)	(32,100)
Inventory	(41,188)	(14,785)
Prepaid expenses and other assets	(44,952)	577
Accounts payable	11,948	17,215
Other accrued liabilities	42,016	19,863

Net cash provided by operating activities	78,100	18,845
Investing activities
Purchases of property and equipment	(8,516)	(4,905)
Purchases of strategic investments	(2,216)	(500)
Net cash paid in purchase transactions	(9,858)	(5,862)
Purchases of marketable securities	(134,509)	—
Proceeds from sale of available for sale marketable securities	39,200	—
Proceeds from maturities of marketable securities	25,088	65,315

Net cash provided by (used in) investing activities	(90,811)	54,048
Financing activities
Payments on debt and other obligations	—	(27,945)
Net proceeds from issuance of common stock	64,601	2,148
Proceeds from repayment of notes receivable from employees	1,193	250

Net cash provided by (used in) financing activities	65,794	(25,547)

Increase in cash and cash equivalents	53,083	47,346
Cash and cash equivalents at beginning of period	558,669	389,555

Cash and cash equivalents at end of period	$611,752	$436,901

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1.	Summary of Significant Accounting Policies

The Company

      Broadcom Corporation (the “Company”) is a leading provider of highly integrated semiconductor solutions that enable broadband communications and networking of voice, video and data services. The Company designs, develops and supplies complete system-on-a-chip (“SOC”) solutions incorporating digital, analog, radio frequency (“RF”), microprocessor and digital signal processing (“DSP”) technologies, as well as related hardware and software system-level applications. The Company’s diverse product portfolio addresses every major broadband communications market and includes solutions for digital cable and satellite set-top boxes; high definition television (“HDTV”); cable and digital subscriber line (“DSL”) modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (“VoIP”) gateway and telephony systems; broadband network and security processors; and SystemI/ OTM server solutions.

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

      The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed March 15, 2004 with the Securities and Exchange Commission (“SEC”).

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s net revenue is principally generated by sales of its semiconductor products. Such sales represented over 97% of total net revenue in the first quarter of 2004 and 2003. The Company generates the remaining balance of its net revenue mainly from development agreements, software licenses and maintenance agreements, and system-level reference designs.

      The vast majority of the Company’s sales occur through its direct sales force. However, the Company derived approximately 7.9% and 8.5% of its total net revenue from sales made through distributors in the first quarter of 2004 and 2003, respectively.

      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as the recently issued SAB No. 104, Revenue Recognition, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. In addition, the Company does not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors sell the product to end customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

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

Rebates

      The Company accounts for rebates in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of the potential rebates based upon the terms of the Company’s rebate agreements.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Warranty

      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs, based upon its historical warranty experience, at the time revenue is recognized and for any known product warranty issues.

Stock-Based Compensation

      The Company has in effect several stock-based plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands, except per
	share data)
Net income (loss) — as reported	$39,864	$(67,906)
Add: Stock-based compensation expense included in net loss — as reported	28,428	71,612
Deduct: Stock-based compensation expense determined under fair value method	(213,451)	(215,975)

Net loss — pro forma	$(145,159)	$(212,269)

Net income (loss) per share (basic) — as reported	$.13	$(.25)

Net income (loss) per share (diluted) — as reported	$.12	$(.25)

Net loss per share (basic and diluted) — pro forma	$(.47)	$(.77)

In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. For pro forma illustration purposes, the estimated fair value of the Company’s stock-based awards to employees is assumed to be amortized over the vesting periods of the underlying instruments.

Business Enterprise Segments

      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consoli-

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

dated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at March 31, 2004, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.

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

      Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of March 31, 2004 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

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

      All of the Company’s business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of its business groups are the same and include factors such as (a) life cycle and price and cost fluctuations, (b) number of competitors, (c) product differentiation and (d) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though the Company periodically reorganizes its business groups based upon changes in customers, end markets or products, acquisitions, long term growth strategies, and the experience and bandwidth of its vice presidents/general managers, the common financial goals for each business group remain constant.

Reclassifications

      Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Information

Inventory

      The following table presents details of the Company’s inventory:

	March 31,	December 31,
	2004	2003

	(In thousands)
Work in process	$63,676	$53,845
Finished goods	81,559	50,202

	$145,235	$104,047

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	March 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

(In thousands)
Completed technology	$136,341	$(129,336)	$7,005	$133,911	$(127,244)	$6,667

      In connection with an acquisition in the first quarter of 2004, the Company recorded $2.4 million in completed technology. At March 31, 2004 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $7.0 million, of which $5.8 million and $1.2 million is expected to be amortized in the remainder of 2004 and in 2005, respectively.

     Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	March 31,	December 31,
	2004	2003

	(In thousands)
Accrued taxes	$106,982	$106,099
Accrued rebates	77,472	62,282
Restructuring liabilities	11,708	12,933
Accrued settlement liabilities	21,000	14,767
Other	58,219	53,503

	$275,381	$249,584

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

     Accrued Rebates

      The following table presents details of the Company’s accrued rebates, which are included in accrued liabilities above:

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands)
Beginning balance	$62,282	$42,391
Charged as a reduction to revenue	59,612	34,527
Payments	(44,422)	(26,909)

Ending balance	$77,472	$50,009

     Warranty Reserve

      The following table presents details of the Company’s warranty reserve, which is included in the “other” line item of the accrued liabilities table:

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands)
Beginning balance	$5,996	$3,881
Charged to costs and expenses	7,231	301
Payments	(724)	(54)

Ending balance	$12,503	$4,128

     Long-Term Liabilities

      The following table presents details of the Company’s long-term liabilities:

	March 31,	December 31,
	2004	2003

	(In thousands)
Restructuring liabilities	$21,757	$24,241
Accrued settlement liabilities	6,000	—

	$27,757	$24,241

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

     Computation of Net Income (Loss) Per Share

      The following table presents the computation of net income (loss) per share:

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands,
	except per share data)
Numerator: Net income (loss)	$39,864	$(67,906)

Denominator:
Weighted average shares outstanding	309,139	278,393
Less: Unvested common shares outstanding	(120)	(2,076)

Denominator for net income (loss) per share (basic)	309,019	276,317
Effect of dilutive securities
Unvested common shares outstanding	96	—
Stock options and other	33,483	—

Denominator for net income (loss) per share (diluted)	342,598	276,317

Net income (loss) per share (basic)	$.13	$(.25)

Net income (loss) per share (diluted)	$.12	$(.25)

      If the Company had reported net income in three months ended March 31, 2003, additional common share equivalents of 12,664,215 would have been included in the denominator for net loss per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such date. Contingent equity consideration paid by the Company in connection with certain acquisitions was included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration was earned.

      At March 31, 2004 common share equivalents were calculated based on options to purchase 100,678,563 shares of Class A or Class B common stock outstanding at a weighted average exercise price of $24.29 per share.

3.	Business Combinations

      In January 2004 the Company completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks (“RAID”) and virtualization software. In connection with the acquisition, the Company expects to pay approximately $16.5 million in cash, of which $10.0 million was paid in January 2004. The remaining amount will be paid to the founders and employees of RAIDCore subject to two to four year vesting periods and will result in additional compensation expense over those respective periods. The Company recorded a one-time charge in the first quarter of 2004 of approximately $2.3 million for purchased in-process research and development (“IPR&D”) expense related to the acquisition. The amount allocated to IPR&D in the first quarter of 2004 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In addition, the Company recorded approximately $5.5 million in goodwill and $2.4 million in completed technology.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

      The Company’s income tax expense of $12.9 million for the three months ended March 31, 2004 is based on an estimated annualized tax rate for 2004 of 24.5%. This annualized tax rate for 2004 is lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. The Company’s income tax expense of $9.3 million for the three months ended March 31, 2003 primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses, due to uncertainty regarding future realization of such benefits.

      In 2003 the Internal Revenue Service commenced a routine examination of the Company’s returns for the 1999 and 2000 tax years. Management believes that the results of this examination will not have a material effect on the Company’s financial condition or results of operations.

5.	Shareholders’ Equity

     Registration Statements

      In February 2004 the Company filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4. The universal shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. The acquisition shelf registration statement on Form S-4 enables the Company to issue up to 30 million shares of its Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

     Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands)
Net income (loss)	$39,864	$(67,906)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of taxes	—	(77)
Translation adjustments	115	119

Total comprehensive income (loss)	$39,979	$(67,864)

      The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
	2004	2003

	(In thousands)
Accumulated unrealized gain on investments	$2	$2
Accumulated translation adjustments	748	633

Total accumulated other comprehensive income	$750	$635

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

6.	Impairment of Intangible Assets

      In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist the Company in the defense and settlement of ongoing and future lawsuits. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings resulting from reduced but undeterminable legal expenditures over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast legal expenditures that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as impairment of intangible assets in the unaudited condensed consolidated statements of operations in the first quarter of 2004.

7.	Restructuring Costs

      Activity and liability balances related to restructuring plans were as follows:

	2001	2002
	Restructuring Plan	Restructuring Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Cash payments(1)	(1,779)	(1,930)	(3,709)

Restructuring liabilities at March 31, 2004	$16,580	$16,885	$33,465

(1)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities costs, which will be paid over the respective lease terms through 2010.

8.	Settlement Costs

      The Company recorded an accrual of $19.0 million in the first quarter of 2004 for estimated settlement costs in connection with outstanding litigation. Approximately $10.0 million of that accrual is scheduled to be paid in the second quarter of 2004.

9.	Litigation

      Intellectual Property Proceedings. In January 2001 Microtune, L.P., an affiliate of Microtune, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that (i) the Company’s BCM3415 silicon tuner chip infringes Microtune’s U.S. Patent No. 5,737,035 relating to tuner technology, (ii) the Company induces the infringement of such patent, and (iii) the Company

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

contributorily infringes such patent. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In March 2001 the Company answered the complaint and filed counterclaims seeking a declaratory judgment that Microtune’s patent is invalid, unenforceable and not infringed. Microtune subsequently amended its complaint to allege infringement by additional products, and the Company added the defenses that the patent in suit was procured by inequitable conduct and that Microtune’s bringing and maintaining the suit is a patent misuse. Trial was conducted in March 2003 and a jury found Microtune’s patent to be valid and infringed and that the Company’s infringement was willful. The Court subsequently entered a damages award in Microtune’s favor of approximately $3.1 million plus interest, and further awarded Microtune its attorneys’ fees in the amount of $5.6 million plus interest. In April 2003 the court issued a preliminary injunction against the BCM3415 tuner and products merely colorably different therefrom. In May 2003 Microtune filed a motion for contempt alleging that the Company’s next generation BCM3416 tuner violated the court’s preliminary injunction against the BCM3415 tuner. At a hearing in August 2003, the court denied Microtune’s motion and ruled that the new BCM3416 tuner does not violate the preliminary injunction. The court later denied all post-trial motions and entered a permanent injunction against the BCM3415 tuner and products merely colorably different therefrom. The Company has filed an appeal of the case with the United States Court of Appeals for the Federal Circuit.

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

      In February 2003 Microtune, Inc. filed a complaint in the state District Court of Williamson County, Texas, alleging that the Company has engaged in anti-competitive and monopolistic conduct as well as restraint of trade conduct in violation of the Texas Anti-Trust Act in connection with the sale of certain cable modem products. The complaint seeks the recovery of monetary damages, including treble damages for the alleged willful anti-competitive and monopolistic conduct, and attorneys’ fees. In April 2003 the Company removed the case from the state court to the United States District Court for the Western District of Texas. Microtune subsequently filed an amended complaint in the latter court that tracks the allegations of the state complaint. In June 2003 the Company filed an answer to the complaint denying Microtune’s allegations. The parties have temporarily suspended all discovery on this matter and have agreed to postpone the commencement of trial from September 2004 to no earlier than summer 2005.

      In March 2003 the Company filed a complaint in the ITC asserting that Microtune, Inc. has engaged in unfair trade practices by importing tuners, power amplifiers and Bluetooth products that infringe two of the Company’s patents. Accordingly, the complaint seeks an exclusion order to bar the importation into the United States of those devices, as well as cable modems, set-top boxes, PCTV cards and Bluetooth headsets that incorporate Microtune’s infringing chips. In addition, the complaint requests a cease and desist order to bar further sales of infringing products that have already been imported into the United States. The Company subsequently withdrew one of the two patents from suit in return for Microtune’s agreement to exit certain Bluetooth markets. In April 2003 the ITC voted to institute an investigation of certain power amplifier chips, broadband tuner chips, transceiver chips and products containing these chips imported into the United States

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

by Microtune. The ITC administrative hearing was held in November 2003. An ITC administrative law judge issued an Initial Determination in April 2004 finding that, although Microtune infringed the patent in suit, the patent was deemed invalid in light of prior art. The Company has requested that the ITC review and reverse certain portions of the Initial Determination, and the ITC response is expected no later than July 2004.

      In May 2003 the Company filed a complaint against Microtune, L.P. for declaratory judgment in the United States District Court for the Eastern District of Texas asserting that the Company’s next generation BCM3416 silicon tuner chip does not infringe Microtune’s 5,737,035 patent relating to tuner technology. Microtune answered the complaint in May 2003. The Company has amended its complaint to add a claim for declaratory judgment of noninfringement of another of the Company’s next generation silicon tuner chips, the BCM3418. Microtune has amended its answer to allege infringement by the BCM3416 and BCM3418 tuner chips. The parties are currently engaged in discovery. Trial is scheduled to commence in June 2004.

      In November 2003 the Company filed a complaint in the United States District Court for the Western District of Wisconsin against Microtune, Inc. asserting that Microtune infringes a Company patent related to timing circuitry in integrated circuits. In March 2004 the court transferred the case to the United States District Court for the Eastern District of Texas. The parties are continuing to conduct discovery. The Texas Court has not yet set a trial date.

      In November 2002 STMicroelectronics, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed six STMicroelectronics patents relating to technology used in integrated circuits. The Company answered the complaint by denying STMicroelectronics’ infringement allegations, and filed counterclaims asserting that STMicroelectronics infringed five of the Company’s patents relating to high-speed communications. In April 2004 the parties entered into a comprehensive settlement agreement and patent cross-license, and dismissed all claims and counterclaims in their entirety with prejudice. Other terms of the settlement were not disclosed. The settlement did not have a material effect on the Company’s financial condition or results of operations.

      In May 2003 the Company filed a complaint in the United States District Court for the Northern District of California against Agere, Inc. asserting that Agere (i) infringes four of the Company’s patents relating to high speed communications and wireless technologies, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against Agere as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The complaint also sought a declaratory judgment that the Company does not infringe certain Agere patents. In July 2003 Agere answered the complaint by denying the Company’s allegations, and filed counterclaims alleging that the Company (i) infringes four Agere patents and (ii) induces the infringement of such patents. The counterclaims sought injunctive relief, monetary damages, including treble damages for willful infringement, and attorneys’ fees, as well as a declaratory judgment that the Company’s patents are invalid and not infringed.

      Subsequently, in May 2003 Agere filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania alleging that the Company (i) infringes six Agere patents relating to wireless technologies and circuit designs, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2003 the Company answered the complaint by denying Agere’s allegations, and filed counterclaims asserting that Agere (i) infringes certain of the Company’s patents, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaims seek injunctive relief, monetary damages and attorneys’ fees, as well as a declaratory judgment that Agere’s patents are invalid and not infringed.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In August 2003 the United States District Court for the Northern District of California granted the Company’s motion to dismiss or transfer its complaint and Agere’s counterclaims to the Eastern District of Pennsylvania. The California action has been dismissed, and all claims and counterclaims from that action have now been consolidated with the Pennsylvania action. Agere subsequently added allegations of an additional Agere patent by the Company. The parties are currently conducting discovery in the action. The court conducted a claims construction hearing in May 2004 and has set trial to begin in November 2004.

      In February 2004 the Company filed a complaint against Agere in the United States District Court for the Western District of Wisconsin asserting that Agere infringes five of the Company’s patents relating to disk drive technology. The complaint seeks monetary damages and a permanent injunction against Agere. In response, Agere filed a motion to dismiss the case or, in the alternative, to transfer it to another jurisdiction. The court has not ruled on that motion. Trial is scheduled to commence in February 2005.

      In April 2004 Lonestar Inventions, L.P. filed a complaint against the Company, Marvell Semiconductor, Inc. and Analog Devices, Inc. in the United States District Court for the Western District of Texas in Austin alleging that the Company and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patents. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company has not yet answered or otherwise responded to the complaint.

      Although the Company believes that it has strong defenses to the claims of Microtune, Agere and Lonestar in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys’ fees and costs, interest and court costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

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

      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by a number of persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the federal class action complaint. The parties are now conducting discovery. The court has scheduled a discovery cut-off in July 2004, a pre-trial conference in October 2004 and a trial beginning in November 2004. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      From March through June 2001 the Company, its then directors, and certain of its officers were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. The case is now in discovery. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

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

      General. The foregoing discussion includes material developments that occurred during the three months ended March 31, 2004 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. See Note 8. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and adverse outcomes are possible.

10.     Subsequent Events

Business Combinations

      In April 2004 the Company completed the acquisition of Sand Video, Inc., a developer of advanced video compression semiconductor technology for a broad range of consumer digital video applications. In connection with the acquisition, the Company issued or reserved for issuance approximately 1.7 million shares of its Class A common stock and paid approximately $7.4 million in cash consideration in exchange for all outstanding shares of Sand Video capital stock and upon exercise of outstanding employee stock options and other rights of Sand Video. Pursuant to the terms of the acquisition agreement between the Company and Sand Video, following the consummation of the acquisition, the Company filed a registration statement on

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Form S-3 with the Securities and Exchange Commission to register the resale by former stockholders of Sand Video of the shares of Class A common stock issued in the acquisition. A portion of the consideration paid is subject to escrow pursuant to the terms of the acquisition agreement.

      In April 2004 the Company completed the acquisition of substantially all of the assets of M-Stream, Inc., a developer of solutions for signal-to-noise ratio performance improvements in cellular handsets. In connection with the acquisition, the Company paid approximately $8.6 million in cash consideration (including a prior investment of $0.8 million) and issued or reserved for future issuance approximately 27,000 shares of its Class A common stock in exchange for all the outstanding shares of M-Stream capital stock and upon exercise of outstanding employee stock options and other rights of M-Stream. A portion of the consideration paid is subject to escrow pursuant to the terms of the acquisition agreement.

      The Company expects to complete the acquisition of WIDCOMM, Inc., a provider of software solutions for Bluetooth wireless products, in May 2004. In connection with the acquisition, the Company has elected to pay approximately $49.0 million in cash in exchange for all the outstanding shares of WIDCOMM capital stock. A portion of the consideration to be paid will be subject to escrow pursuant to the terms of the acquisition agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

      You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, , the market acceptance and performance of our products, our dependence on a few significant customers for a substantial portion of our revenue, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the availability and pricing of third party semiconductor foundry and assembly capacity and raw materials, the competitive nature of and anticipated growth in our markets, , the status of evolving technologies, the length of our sales cycles, the timing of new product introductions, the adoption of future industry standards, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital and the results of pending and possible future litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are described under the section “Risk Factors” below. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

      Broadcom Corporation is a leading provider of highly integrated semiconductor solutions that enable broadband communications and networking of voice, video and data services. We design, develop and supply complete system-on-a-chip (SoC) solutions incorporating digital, analog, radio frequency (RF), microprocessor and digital signal processing (DSP) technologies, as well as related hardware and software system-level applications. Our diverse product portfolio addresses every major broadband communications market and includes solutions for digital cable and satellite set-top boxes; high definition television (HDTV); cable and digital subscriber line (DSL) modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/ O server solutions.

      Net Revenue. We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets. We utilize independent foundries to manufacture all of our semiconductor products.

      Our net revenue is principally generated by sales of our semiconductor products. Such sales represented over 97% of total net revenue in each of the first quarters of 2004 and 2003. We generate the remaining balance of our net revenue mainly from development agreements, software licenses and maintenance agreements, and system-level reference designs.

      The vast majority of our sales occur through our direct sales force. However, we derived approximately 7.9% and 8.5% of our total net revenue from sales made through distributors in the first quarter of 2004 and 2003, respectively.

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

      For these and other reasons, our net revenue in first quarter of 2004 and prior periods may not necessarily be indicative of future net revenue.

      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months
	Ended
	March 31,

	2004	2003

Hewlett-Packard	13.9%	14.2%
Cisco(1)	10.9	*
Motorola	10.3	*
Dell	*	10.6
Five largest customers as a group	52.5	48.0

*	Less than 10% of net revenue.

(1)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.

      We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2004 and for the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

      Net revenue derived from all independent customers located outside the United States, excluding subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percent of total net revenue was as follows:

	Three Months
	Ended
	March 31,

	2004	2003

Asia	17.7%	24.4%
Europe	6.4	7.2
Other	0.2	0.3

	24.3%	31.9%

      All of our revenue to date has been denominated in U.S. dollars.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes of product sales;

•	the position of our products in their respective life cycles;

•	the effects of competition;

•	the effects competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	product warranty costs;

•	provisions for excess or obsolete inventories;

•	licensing and royalty arrangements; and

•	the mix of product revenue and development revenue.

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

      In January 2004 we completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software, for cash consideration of up to $16.5 million. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating segments at March 31, 2004, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.

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

      Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of March 31, 2004 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

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

      All of our business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our business groups are the same and include factors such as (a) life cycle and price and cost fluctuations, (b) number of competitors, (c) product differentiation and (d) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees, and amount and types of tools and materials required are similar for each business group. Finally, even though we periodically reorganize our business groups based upon changes in customers, end markets or products, acquisitions, long term growth strategies, and the experience and bandwidth of our vice presidents/ general managers, the common financial goals for each business group remain constant.

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

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Gross Margin, Accounts Receivable and Inventory. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) our price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. In addition, we do not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of our sales are through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors sell the product to end customers. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. The accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments in which we hold less than a 20% voting interest and as to which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. The share prices of publicly traded securities have been volatile, and the value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other income (expense), net, in the statement of operations, when we believe an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) our intent and ability to retain our investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below its carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) the values of recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities that we hold, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values, and could require future impairment charges.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our recent cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. We have undertaken, and we may in the future undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and/or facilities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance, complexity, and timing of the execution of such activities, we periodically reassess the estimates we made at the time the original decisions were made. Through 2002 the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid through the termination of the lease and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, operating costs until termination and/or offsetting sublease revenues may be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. We periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Beginning in 2003 the accounting rules require us to record any future provisions and charges at fair value in the period in which they are incurred. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in amounts previously recorded.

•	Litigation and Settlement Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation or settlement payments. If that occurs, our financial position, results of operations or cash flows could be materially and adversely affected, and we may be required to make future royalty payments, which could adversely impact gross margins. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate a range of loss associated with such litigation, we would record at least the minimum estimated liability. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the First Quarter of 2004 Compared to the First Quarter of 2003

      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months
	Ended
	March 31,

	2004	2003

Net revenue	100.0%	100.0%
Cost of revenue	49.4	52.5

Gross profit	50.6	47.5
Operating expense:
Research and development(1)	20.7	31.5
Selling, general and administrative(1)	9.1	12.6
Stock-based compensation	4.9	21.1
Amortization of purchased intangible assets	—	0.5
Settlement costs	3.3	—
Impairment of intangible assets	3.2	—
In-process research and development	0.4	—
Restructuring costs	—	0.2

Income (loss) from operations	9.0	(18.4)
Interest income, net	0.3	0.7
Other expense, net	(0.1)	(0.2)

Income (loss) before income taxes	9.2	(17.9)
Provision for income taxes	2.2	2.8

Net income (loss)	7.0%	(20.7)%

(1)	Excludes stock-based compensation expense and amortization of purchased intangible assets.

Net Revenue, Cost of Revenue and Gross Profit

      The following table presents net revenue, cost of revenue and gross profit for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Net revenue	$573,406	100.0%	$327,464	100.0%	$245,942	75.1%
Cost of revenue	283,481	49.4	172,020	52.5	111,461	64.8

Gross profit	$289,925	50.6%	$155,444	47.5%	$134,481	86.5

      Net Revenue. Our revenue is principally generated by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents the contribution to the increase in net revenue in the first quarter of 2004 as compared with the first quarter of 2003 from each of our major target markets:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Enterprise networking	$286,877	50.1%	$188,081	57.4%	$98,796	52.5%
Broadband communications	164,769	28.7	73,002	22.3	91,767	125.7
Mobile and wireless	121,760	21.2	66,381	20.3	55,379	83.4

Net revenue	$573,406	100.0%	$327,464	100.0%	$245,942	75.1

      The growth in net revenue resulted primarily from an increase in volume shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in the first quarter of 2004.

      Our enterprise networking products include Ethernet controllers, PHYs and switches, network processors, server chipsets, and security and storage products. Our broadband communications products include solutions for cable modem, cable-TV set-top box, direct broadcast satellite and DSL applications. Our mobile and wireless products include wireless LAN, cellular and Bluetooth solutions. We currently anticipate that total net revenue in the second quarter of 2004 will increase by approximately 10% over the first quarter 2004 level and that the increase in the second quarter of 2004 will be distributed across all three of our major target markets.

      We recorded rebates to certain customers in the amounts of $59.6 million and $34.5 million for the first quarter of 2004 and 2003, respectively. We account for rebates in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to Customer (Including a Reseller of the Vendor’s Products) and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of potential rebates based upon the terms of our rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates in absolute dollars will increase in future periods as the level of overall sales to customers who participate in our rebate programs increases. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

      Cost of Revenue and Gross Profit. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufac-

turing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess or obsolete inventories, and contracted development work. Gross profit represents net revenue less the cost of revenue.

      The increase in absolute dollars of gross profit in the first quarter of 2004 as compared to the first quarter of 2003 resulted primarily from the 75.1% growth in net revenue. Gross profit as a percentage of net revenue increased from 47.5% to 50.6% in the first quarter of 2004 as compared to the first quarter of 2003. The primary factor that resulted in this 3.1 percentage point improvement in gross profit as a percentage of net revenue was a 3.2 percentage point improvement in product margin primarily due to changes in product mix. In addition, decreases in the amortization of purchased intangible assets and stock-based compensation expense improved gross profit as a percentage of net revenue by 1.4 and ..7 percentage points, respectively. These improvements were offset by increases in the provision for excess and obsolete inventory and product warranty costs of 1.0 and ..6 percentage points, respectively.

      Due to higher levels of purchase orders received from our customers and also based upon our forecast of future demand for certain key products, our inventory levels in the first quarter of 2004 have increased. The higher inventory levels have resulted in the need to increase our provision for potential excess or obsolete inventory. In the future, our inventory levels will be determined based on these factors as well as the product life cycle stage of our products and competitive situations in the marketplace. Such considerations will be balanced against the risk of obsolescence or potentially excess inventory levels but may require us to provide additional provisions. In addition, our estimated product warranty costs were increased based on historical experience.

      The following table presents details of non-cash expenses incurred in manufacturing operations for the first quarter of 2004 and 2003 that are included in cost of revenue:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Stock-based compensation expense	$671	0.1%	$2,527	0.8%	$(1,856)	(73.4)%
Amortization of purchased intangible assets	2,092	0.4	6,053	1.8	(3,961)	(65.4)

	$2,763	0.5%	$8,580	2.6%	$(5,817)	(67.8)

      The decrease in the first quarter of 2004 compared to the first quarter of 2003 in stock-based compensation expense related primarily to a reduction in the number of assumed options being amortized and the elimination of deferred compensation as a result of the termination of certain employees in 2003. At March 31, 2004 the unamortized balance of deferred compensation that will be amortized to cost of revenue through 2007 was approximately $0.7 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation.

      The decrease in the first quarter of 2004 compared to the to the first quarter of 2003 in amortization of purchased intangible assets was the result of fewer purchased intangible assets being amortized. At March 31, 2004 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $7.0 million, of which $5.8 million and $1.2 million is expected to be amortized in the remainder of 2004 and in 2005, respectively.

      Gross profit has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories and possible future changes in product mix and the introduction of products with lower margins, among other factors. Our gross profit may also be impacted by additional stock based compensation expense and amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

      The following table presents research and development and selling, general and administrative expenses for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Research and development	$118,949	20.7%	$103,123	31.5%	$15,826	15.3%
Selling, general and administrative	52,095	9.1	41,359	12.6	10,736	26.0

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs, prototyping costs and facilities expenses. Research and development expense does not include amounts associated with stock-based compensation expense for employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development activities.

      The increase in the first quarter of 2004 compared to the first quarter of 2003 in research and development expense in absolute dollars resulted primarily from a $10.3 million increase in personnel-related expenses due to an increase of 7.2% in the number of employees engaged in research and development activities as well as an increase in compensation levels implemented in the second quarter of 2003. Based upon past experience, we anticipate that research and development expense in absolute dollars will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the second quarter of 2004 will increase at a slower rate than the expected rate of increase in net revenue.

      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 550 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and trade show expenses. Selling, general and administrative expense does not include amounts associated with stock-based compensation expense for administrative employees or expense amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.

      The increase in the first quarter of 2004 compared to the first quarter of 2003 in selling, general and administrative expense in absolute dollars resulted primarily from a $4.3 million increase in personnel-related expenses due to an increase of 7.6% in the number of employees engaged in selling, general and administrative activities as well as an increase in compensation levels implemented in the second quarter of 2003. In addition, there were increases in legal expense, expenditures in travel and entertainment and advertising costs. Based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and any future litigation to protect our business interests and intellectual property. We anticipate that selling, general and administrative expense in the second quarter of 2004 will increase at a slower rate than the expected rate of increase in net revenue.

Stock-Based Compensation Expense

      The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the first quarter of 2004 and 2003, all of which was excluded from those operating expenses:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$24,056	4.2%	$50,933	15.6%	$(26,877)	(52.8)%
Selling, general and administrative	3,701	0.7	17,895	5.5	(14,194)	(79.3)

	$27,757	4.9%	$68,828	21.1%	$(41,071)	(59.7)

      Stock-based compensation expense generally represents the amortization of deferred compensation as well as expense related to options subject to variable accounting. Deferred compensation primarily reflects the difference between the fair value of our Class A common stock at the measurement date of each acquisition and the original purchase price of each share of unvested restricted stock or exercise price of each unvested stock option assumed in the acquisition. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally three to five years.

      The decrease in the first quarter of 2004 compared to the first quarter of 2003 in stock-based compensation expense related primarily to a reduction in the number of assumed options being amortized and the elimination of deferred compensation as a result of the termination of certain employees in 2003. At March 31, 2004 the unamortized balance of deferred compensation that will be amortized to research and development and selling, general and administrative expenses through 2007 was approximately $47.1 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with future acquisitions, our operating expense would be impacted by its amortization.

Amortization of Purchased Intangible Assets

      The following table presents amortization of purchased intangible assets related to research and development and selling, general and administrative activities for the first quarter of 2004 and 2003, all of which was excluded from those operating expenses:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease

	(In thousands, except percentages)
Research and development	$—	—%	$815	0.3%	$815
Selling, general and administrative	—	—	717	0.2	717

	$—	—%	$1,532	0.5%	$1,532

      Purchased intangible assets primarily include completed technology, customer relationships, contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from less than one to three years.

      The decrease in the first quarter of 2004 compared to the first quarter of 2003 in amortization of purchased intangible assets was the result of fewer purchased intangible assets being amortized. We currently have no remaining purchased intangible assets to amortize to future operating expense. However, if we acquire purchased intangible assets in the future, our operating expense would be impacted by the amortization of these assets.

Settlement Costs

      The following table presents settlement costs for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase

(In thousands, except percentages)
Settlement costs	$19,000	3.3%	$—	—%	$19,000

      We recorded an accrual of $19.0 million in the first quarter of 2004 for estimated settlement costs in connection with outstanding litigation. Approximately $10.0 million of that accrual is scheduled to be paid in the second quarter of 2004.

      For a more detailed discussion of our outstanding litigation, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Impairment of Intangible Assets

      The following table presents impairment of intangible assets for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase

(In thousands, except percentages)
Impairment of intangible assets	$18,000	3.2%	$—	—%	$18,000

      In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist us in the defense and settlement of ongoing and future lawsuits. As a result, we were unable to estimate any future cash flows from the patents. We also do not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings resulting from reduced but undeterminable legal expenditures over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast legal expenditures that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, pursuant to SFAS 144 no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as impairment of intangible assets in the unaudited condensed consolidated statements of operations in the first quarter of 2004.

In-Process Research and Development

      The following table presents IPR&D expense for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase

(In thousands, except percentages)
In-process research and development	$2,260	0.4%	$—	—%	$2,260

      The amount allocated to IPR&D in the first quarter of 2004 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Restructuring Costs

      The following table presents restructuring costs for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease

(In thousands, except percentages)
Restructuring costs	$—	—%	$767	0.2%	$(767)

      These restructuring charges were classified as operating expenses in our unaudited condensed consolidated statements of operations.

      Activity and liability balances related to restructuring plans were as follows:

	2001	2002
	Restructuring Plan	Restructuring Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Cash payments(1)	(1,779)	(1,930)	(3,709)

Restructuring liabilities at March 31, 2004	$16,580	$16,885	$33,465

(1)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities costs, which will be paid over the respective lease terms through 2010.

Other Income and Expense

      The following table presents other income and expense for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

(In thousands, except percentages)
Interest income, net	$1,903	0.3%	$2,190	0.7%	$(287)	(13.1)%
Other expense, net	(992)	(0.1)	(616)	(0.2)	376	61.0

Provision for Income Taxes

      The following table presents the provision for income taxes for the first quarter of 2004 and 2003:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Provision for income taxes	$12,911	2.2%	$9,315	2.8%	$3,596	38.6%

      Our income tax expense for the first quarter of 2004 is based on an estimated annualized tax rate for 2004 of 24.5%. This annualized tax rate for 2004 is lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. Our income tax expense for first quarter of 2003 primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses, due to uncertainty regarding future realization of such benefits. We utilize the liability method of accounting for income taxes as set forth in SFAS 109.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our recent cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets in the first quarter of 2004 and 2003.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities on Hand.

      The following table presents working capital and cash and marketable securities on hand:

	March 31,	December 31,
	2004	2003	Increase

	(In thousands)
Working capital	$607,135	$492,227	$114,908

Cash and cash equivalents	$611,752	$558,669	$53,083
Short-term marketable securities	81,207	47,296	33,911
Long-term marketable securities	72,715	36,405	36,310

	$765,674	$642,370	$123,304

      Our working capital increased in the first quarter of 2004 primarily from cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options, offset in part by purchase of long-term marketable securities.

      Cash Provided and Used in the First Quarter of 2004 and 2003. Cash and cash equivalents increased to $611.8 million at March 31, 2004 from $558.7 million at December 31, 2003 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

      For the first quarter of 2004 our operating activities provided $78.1 million in cash. This was primarily the result of net income of $39.9 million and $84.4 million in non-cash items, offset by net cash used of $46.2 million from changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of intangible assets, IPR&D and tax benefit from stock plans. Although we had a net loss of $67.9 million and used cash of $9.2 million related to changes in net operating assets and liabilities in the first quarter of 2003, these amounts were more than offset by $96.0 million in non-cash items. Non-cash items included in net loss in the first quarter of 2003 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, certain restructuring charges and development revenue.

      Accounts receivable increased $14.1 million to $234.2 million for the first quarter of 2004. The increase in accounts receivable was primarily the result of the $94.3 million increase in net revenue for the first quarter of 2004 to $573.4 million, as compared with $479.1 million for the fourth quarter of 2003. Due to the nature of our business, we experience working capital needs for accounts receivable. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

      Inventories increased $41.2 million to $145.2 million for the first quarter of 2004, primarily due to higher levels of purchase orders received from our customers and also based upon our forecast of future demand for certain key products. In the future, our inventory levels will be determined based on these factors as well as the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

      Investing activities used cash of $90.8 million for the first quarter of 2004, which was primarily the result of $70.2 million used in the net purchase of marketable securities, the purchase of $8.5 million of capital equipment to support our operations, the purchase of $2.2 million of strategic investments and the purchase for $9.9 million of the net assets of a business. Investing activities provided cash in the amount of $54.0 million in the first quarter of 2003, which was primarily the result of $65.3 million in net proceeds received upon the maturity of marketable securities, offset in part by the purchase of $4.9 million of capital equipment to support our operations and the purchase for $5.8 million of the net assets of a business.

      Our financing activities provided $65.8 million in cash for the first quarter of 2004, which was primarily the result of $64.6 million in net proceeds received from issuances of common stock upon exercise of stock options. Financing activities used cash in the amount of $25.5 million in the first quarter of 2003, which was primarily the result of $27.9 million in payments of debt and other obligations offset in part by $2.1 million in net proceeds received from issuances of common stock upon exercise of stock options.

      Due to the increase in our stock price, a greater number of employees exercised stock options and we received more proceeds from the exercise of stock options for the first quarter of 2004 than was the case for the first quarter of 2003. The timing and number of stock option exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2004:

	Payment Obligations by Year (In thousands)

	Remaining					There-
	2004	2005	2006	2007	2008	after	Total

Operating leases	$52,233	$61,725	$49,297	$26,138	$26,257	$43,525	$259,175
Purchase obligations	344,665	—	—	—	—	—	344,665
Restructuring liabilities	9,224	7,120	5,095	4,301	3,009	4,716	33,465
Settlement payments	10,000	2,000	2,000	2,000	2,000	—	18,000

Total	$416,122	$70,845	$56,392	$32,439	$31,266	$48,241	$655,305

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

      Our restructuring liabilities consist primarily of estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our unaudited condensed consolidated balance sheet.

      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in January and April 2004. These amounts are included in our consolidated balance sheet.

      For the purpose of the table above, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within short time horizons. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or to obtain credit facilities for other reasons. In February 2004 we filed a universal shelf registration statement on Form S-3 with the SEC that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have no immediate plans to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	economic and market conditions in the semiconductor industry and the broadband communications markets;

•	our ability to scale our operations in response to increases in demand for our products and services;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to secure sufficient capacity at third party semiconductor foundries and sufficient packaging materials from the third party subcontractors who assemble and test substantially all of our products;

•	the gain or loss of a key customer, design win or order;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of public health emergencies, natural disasters, international conflicts and other events beyond our control; and

•	changes in accounting rules, such as the proposed change regarding recording expenses for employee stock options and other stock-based compensation.

      We continue to derive a larger portion of our product revenue from relatively newer markets. We expect new product lines to continue to account for a high percentage of our sales in the future. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams from and the sustainability of such newer markets.

      Additionally, rapid changes in our markets and across our product areas make it difficult for us to estimate the impact of seasonal factors on our business. We believe that we may become subject to some seasonality in demand for our solutions that are designed for use in consumer products, such as desktop and notebook computers, PDAs, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, which may result in fluctuations in our quarterly operating results.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability.

      In the last three years, worldwide economic conditions experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity. In addition, the lingering effects of outbreaks of severe acute respiratory syndrome, or SARS, a recurrence of SARS or the outbreak of a new public health emergency could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in the broadband communications markets. If the economy does not continue to recover, our business, financial condition and results of operations will likely be materially and adversely affected.

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

      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 1,069 employees as of December 31, 1999 to 2,876 employees as of March 31, 2004, including contractors. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. Although we have recently implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes, we anticipate that we will need to continue to implement a variety of new and upgraded operational and financial systems, such as a new material requirements planning, or MRP, system and a new human resources management, or HRM, system, as well as additional procedures and controls and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to accomplish these endeavors in a timely manner, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, our business could be seriously harmed.

      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and they increasingly focus more on cash preservation and tighter inventory management. In the recent past, our customers have begun requesting shipment of our products earlier than our normal lead times. To meet these shortened lead times, we must place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate that anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

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

      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. Stock options generally comprise a significant portion of our compensation packages for all employees. In April and May 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of those employees, or that we will be able to continue to attract, retain and motivate employees if our Class A common stock experiences another substantial decline in price

      We have also modified our compensation policies by increasing cash compensation to certain employees. A continuation of this shift in our compensation policies is likely to lead to increased operating expenses. We cannot be certain that the changes in our cash compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

      Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

      In some of our businesses, our ability to develop and deliver next-generation products successfully depends in part on access to information from companies that are our competitors. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or retain our existing customers as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

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

      We do not own or operate a fabrication facility. Six third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, a recurrence of SARS or the occurrence of another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, or encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

      We do not own or operate an assembly or test facility. Six third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold over 550 U.S. patents and have filed over 2,300 additional U.S. patent applications. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

      Certain Broadcom software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be forced to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we could be forced to release the source code of our proprietary software.

      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

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

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged, and currently we are engaged, in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Although we are defending the pending litigation vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we or our customers may be sued by other parties who claim that our products have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. Additionally, we have in the past sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

      Our products may contain technology provided to Broadcom by third parties. Because we did not develop such technology ourselves, we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months
	Ended
	March 31,

	2004	2003

Hewlett-Packard	13.9%	14.2%
Cisco(1)	10.9	*
Motorola	10.3	*
Dell	*	10.6
Five largest customers as a group	52.5	48.0

*	Less than 10% of net revenue.

(1)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.

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

      In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we may have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

      Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be our competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share in existing markets and affect our entry into new markets.

      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in the markets for digital cable and satellite set-top boxes; HDTV; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; VoIP gateway and telephony systems; broadband network and security processors; and system I/O server solutions. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own semiconductor solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

      A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2004 we acquired 23 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation and deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline.

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. In February

2004 we filed an acquisition shelf registration statement on Form S-4 that enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may make from time to time. Any additional issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. In February 2004 we filed a universal shelf registration statement on Form S-3 with the SEC that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have no immediate plans to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

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

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 24.3% of our net revenue for the first quarter of 2004 was derived from sales to independent customers outside the United States. (Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of companies that are headquarterd in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States.)

      We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations represented 79.3% of our net revenue in the first quarter of 2004. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

      In March 2004, the Financial Accounting Standards Board issued an exposure draft to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. A final standard is expected to be issued by the end of 2004 and to be effective for 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

      Two of the six third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such third-party foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster in Taiwan or Japan could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 9 of Notes to Unaudited Consolidated Condensed Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of March 31, 2004 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 20.1% of our outstanding common stock and held 68.8% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of March 31, 2004 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 18.9% of our outstanding common stock and held 67.4% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2004 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, at March 31, 2004 certain of our short term marketable debt securities were classified as available-for-sale and are stated at fair value, which is equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income. Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than one year. As of March 31, 2004 the carrying value and fair value of these securities were approximately $153.9 million and $154.5 million, respectively. The fair value of our marketable debt securities fluctuates based on changes in interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant interest rate risk.

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. In addition, early stage companies often fail to succeed for a myriad of other reasons. Consequently, we could lose our entire investment in these companies.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities as of March 31, 2004 and December 31, 2003, respectively, were as follows:

	Carrying	Maturity
	Amount					Fair Value
	3/31/04	2004	2005	2006	2007	3/31/04

	(In thousands, except interest rates)
Investments as of March 31, 2004
Cash equivalents	$146,526	$146,526	$—	$—	$—	$146,526
Weighted average interest rate	1.05%	1.05%	—	—	—
Marketable debt securities	$153,923	$76,258	$30,903	$37,751	$9,011	$154,466
Weighted average interest rate	1.87%	1.46%	1.88%	2.45%	2.95%

	Carrying	Maturity			Fair
	Amount				Value
	12/31/03	2004	2005	2006	12/31/03

	(In thousands, except interest rates)
Investments as of December 31, 2003
Cash equivalents	$64,299	$64,299	$—	$—	$64,299
Weighted average interest rate	1.15%	1.15%	—	—
Marketable debt securities	$83,701	$47,296	$17,273	$19,132	$84,050
Weighted average interest rate	2.20%	2.08%	2.26%	2.46%

Item 4.	Controls and Procedures

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

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

      We implemented a new enterprise resource planning, or ERP, information system to manage our business operations in the second quarter of 2003. We also began implementing a new human resources management, or HRM, system in the first quarter of 2004 and intend to implement a new material requirements planning, or MRP, information system in the future. The migration to these new systems could disrupt our operations. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Although to date we have not encountered any material disruption to operations resulting from the implementation of these new systems, any future disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

      In March 2004, in connection with our prior acquisition of ServerWorks Corporation in January 2001, we issued 885,439 shares of our Class A common stock to the former stockholders of ServerWorks. These shares were issued in connection with the achievement of certain internal performance goals.

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

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10.4	1998 Stock Incentive Plan (as amended and restated March 23, 2004).
10.24(1)	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.
10.25*	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

(1)	Incorporated by reference to exhibit 99.1 to the Form 8-K filed on April 16, 2004.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.

      (b) Reports on Form 8-K.

      We filed the following current report on Form 8-K during the quarter ended March 31, 2004:

(i) Form 8-K filed January 27, 2004 reporting fourth quarter and fiscal 2003 earnings (Item 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

May 10, 2004

EXHIBIT INDEX

Number		Exhibit Title

10.4		1998 Stock Incentive Plan (as amended and restated March 23, 2004).
10	.24(1)	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.
10	.25*	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

(1)	Incorporated by reference to exhibit 99.1 to the Form 8-K filed on April 16, 2004.

*	Confidential treatment has been requested with respect to the redacted portions of this amendment.