Form 10-Q
period 2004-06-30
BROADCOM CORP
filed 2004-08-09
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

     As of July 31, 2004 the registrant had 261,954,997 shares of Class A common stock, $0.0001 par value, and 60,131,614 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Broadcom®, the pulse logo, ServerWorksTM and SystemI/ OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other countries. Bluetooth® is a trademark of the Bluetooth SIG. Any other trademarks or trade names mentioned are the property of their respective owners.

©2004 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$719,022	$558,669
Short-term marketable securities	124,760	47,296
Accounts receivable, net	277,854	220,124
Inventory	207,598	104,047
Prepaid expenses and other current assets	64,564	65,667

Total current assets	1,393,798	995,803
Property and equipment, net	121,244	142,113
Long-term marketable securities	88,967	36,405
Goodwill	907,361	827,652
Purchased intangible assets, net	22,476	6,667
Other assets	11,335	8,982

Total assets	$2,545,181	$2,017,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,117	$219,064
Wages and related benefits	44,071	33,965
Deferred revenue	3,106	963
Accrued liabilities	273,423	249,584

Total current liabilities	590,717	503,576
Commitments and contingencies
Long-term liabilities	27,608	24,241
Shareholders’ equity:
Common stock	32	31
Additional paid-in capital	8,417,710	8,123,941
Notes receivable from employees	(8,322)	(10,906)
Deferred compensation	(40,499)	(77,616)
Accumulated deficit	(6,442,577)	(6,546,280)
Accumulated other comprehensive income	512	635

Total shareholders’ equity	1,926,856	1,489,805

Total liabilities and shareholders’ equity	$2,545,181	$2,017,622

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net revenue	$641,299	$377,879	$1,214,705	$705,343
Cost of revenue(1)	317,479	206,853	600,960	378,873

Gross profit	323,820	171,026	613,745	326,470
Operating expense:
Research and development(2)	124,782	106,378	243,731	209,501
Selling, general and administrative(2)	55,452	47,373	107,547	88,732
Stock-based compensation	21,893	74,706	49,650	143,534
Amortization of purchased intangible assets	831	1,168	831	2,700
Settlement costs	13,500	178,302	32,500	178,302
Impairment of goodwill and intangible assets	—	438,611	18,000	438,611
In-process research and development	24,244	—	26,504	—
Stock option exchange	—	209,266	—	209,266
Restructuring costs	—	2,165	—	2,932

Income (loss) from operations	83,118	(886,943)	134,982	(947,108)
Interest income, net	2,714	1,310	4,617	3,500
Other income (expense), net	592	569	(400)	(47)

Income (loss) before income taxes	86,424	(885,064)	139,199	(943,655)
Provision for income taxes	22,585	6,678	35,496	15,993

Net income (loss)	$63,839	$(891,742)	$103,703	$(959,648)

Net income (loss) per share (basic)	$.20	$(3.08)	$.33	$(3.39)

Net income (loss) per share (diluted)	$.18	$(3.08)	$.30	$(3.39)

Weighted average shares (basic)	316,691	289,745	312,855	283,031

Weighted average shares (diluted)	352,359	289,745	347,478	283,031

(1) Cost of revenue includes the following:
Stock-based compensation expense	$600	$1,845	$1,271	$4,372
Amortization of purchased intangible assets	3,354	4,473	5,446	10,526
Stock option exchange expense	—	11,454	—	11,454

	$3,954	$17,772	$6,717	$26,352

(2) Stock-based compensation expense is excluded from the following:
Research and development expense	$19,104	$63,327	$43,160	$114,260
Selling, general and administrative expense	2,789	11,379	6,490	29,274

	$21,893	$74,706	$49,650	$143,534

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$—	$—	$—	$815
Selling, general and administrative expense	831	1,168	831	1,885

	$831	$1,168	$831	$2,700

Stock option exchange expense is excluded from the following:
Research and development expense	$—	$164,798	$—	$164,798
Selling, general and administrative expense	—	44,468	—	44,468

	$—	$209,266	$—	$209,266

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Operating activities
Net income (loss)	$103,703	$(959,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,911	34,175
Stock-based compensation expense	50,921	147,906
Amortization of purchased intangible assets	6,277	13,226
Impairment of goodwill and intangible assets	18,000	438,611
In-process research and development	26,504	—
Tax benefit from stock plans	32,643	—
Non-cash stock option exchange expense	—	217,940
Non-cash settlement costs	—	88,087
Non-cash restructuring charges	—	972
Loss on strategic investments, net	—	72
Non-cash development revenue	—	(508)
Change in operating assets and liabilities:
Accounts receivable	(56,018)	(53,800)
Inventory	(103,530)	(38,507)
Prepaid expenses and other assets	(14,354)	(8,148)
Accounts payable	47,701	42,334
Other accrued liabilities	36,757	76,407

Net cash provided by (used in) operating activities	189,515	(881)
Investing activities
Purchases of property and equipment	(19,399)	(17,811)
Purchases of strategic investments	(5,166)	(500)
Proceeds from sales of strategic investments	—	509
Net cash paid in purchase transactions	(69,932)	(5,862)
Purchases of marketable securities	(213,071)	(4,220)
Proceeds from sale of available for sale marketable securities	48,145	—
Proceeds from maturities of marketable securities	34,900	94,551

Net cash provided by (used in) investing activities	(224,523)	66,667
Financing activities
Payments on debt and other obligations	(957)	(55,844)
Net proceeds from issuance of common stock	193,734	53,257
Proceeds from repayment of notes receivable from employees	2,584	681

Net cash provided by (used in) financing activities	195,361	(1,906)

Increase in cash and cash equivalents	160,353	63,880
Cash and cash equivalents at beginning of period	558,669	389,555

Cash and cash equivalents at end of period	$719,022	$453,435

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2004 and December 31, 2003, and the consolidated results of its operations for the three and six months ended June 30, 2004 and 2003, and the consolidated cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented over 98% of its total net revenue in the three and six months ended June 30, 2004 and 2003, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.

      The vast majority of the Company’s sales occur through the efforts of its direct sales force. However, the Company derived approximately 8.6% and 5.9% of its total net revenue from sales made through distributors in the three months ended June 30, 2004 and 2003, respectively, and 8.2% and 7.1% of its total net revenue in the six months ended June 30, 2004 and 2003, respectively.

      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as the recently issued SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. In addition, the Company does not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors ship the product to end customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

      Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contacts (“SOP 81-1”). The costs associated with development agreements are included in cost of revenue. Revenue from licensed software and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from system-level reference designs is recognized in accordance with SAB 101 and SAB 104. Revenue from cancellation fees is recognized when cash is received from the customer.

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

Rebates

      The Company accounts for rebates in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of the potential rebates based upon the terms of the Company’s rebate agreements.

Warranty

      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs, based upon its historical warranty experience, at the time revenue is recognized, and for any known product warranty issues.

Stock-Based Compensation

      The Company has in effect several stock-based plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss) — as reported	$63,839	$(891,742)	$103,703	$(959,648)
Add: Stock-based compensation expense included in net income (loss) — as reported	22,493	383,282	50,921	454,894
Deduct: Stock-based compensation expense determined under fair value method	(172,483)	(347,471)	(385,934)	(563,446)

Net loss — pro forma	$(86,151)	$(855,931)	$(231,310)	$(1,068,200)

Net income (loss) per share (basic) — as reported	$.20	$(3.08)	$.33	$(3.39)

Net income (loss) per share (diluted) — as reported	$.18	$(3.08)	$.30	$(3.39)

Net loss per share (basic and diluted) — pro forma	$(.27)	$(2.95)	$(.74)	$(3.77)

For purposes of this illustration, the value of each option grant has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors,

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as vesting and continued employment requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized over their respective vesting periods.

Business Enterprise Segments

      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at June 30, 2004, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

      The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its four operating segments;

•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate its integrated circuits into their electronic products; and

•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

      All of the Company’s business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of its business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though the Company periodically reorganizes its business groups based upon changes in

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers, end markets or products, acquisitions, long term growth strategies, and the experience and bandwidth of its vice presidents/general managers, the common financial goals for each business group remain constant.

      Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of June 30, 2004 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications

      Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.	Supplemental Financial Information

Inventory

      The following table presents details of the Company’s inventory:

	June 30,	December 31,
	2004	2003

	(In thousands)
Work in process	$98,435	$53,845
Finished goods	109,163	50,202

	$207,598	$104,047

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	June 30, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$148,684	$(132,689)	$15,995	$133,911	$(127,244)	$6,667
Customer relationships	45,919	(40,421)	5,498	39,921	(39,921)	—
Other	8,074	(7,091)	983	6,759	(6,759)	—

	$202,677	$(180,201)	$22,476	$180,591	$(173,924)	$6,667

      In connection with four purchase transactions completed in the six months ended June 30, 2004, the Company recorded approximately $22.1 million in purchased intangible assets. See Note 3. At June 30, 2004 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $16.0 million, of which $6.8 million, $7.4 million and $1.8 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively. At June 30, 2004 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was approximately $6.5 million, of which $2.1 million, $3.3 million and $1.1 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2004	2003

	(In thousands)
Accrued taxes	$106,163	$106,099
Accrued rebates	97,355	62,282
Warranty reserve	14,961	5,996
Restructuring liabilities	11,403	12,933
Accrued settlement liabilities	2,000	14,767
Other	41,541	47,507

	$273,423	$249,584

Long-Term Liabilities

      The following table presents details of the Company’s long-term liabilities:

	June 30,	December 31,
	2004	2003

	(In thousands)
Restructuring liabilities	$21,608	$24,241
Accrued settlement liabilities	6,000	—

	$27,608	$24,241

Accrued Rebates Activity

      The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Beginning balance	$62,282	$42,391
Rebates charged as a reduction to revenue	132,785	72,559
Rebate payments	(97,712)	(59,342)

Ending balance	$97,355	$55,608

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity

      The following table summarizes the activity related to the warranty reserve during the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Beginning balance	$5,996	$3,881
Warranty items charged to costs and expenses	9,873	2,458
Warranty payments	(908)	(255)

Ending balance	$14,961	$6,084

Computation of Net Income (Loss) Per Share

      The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator: Net income (loss)	$63,839	$(891,742)	$103,703	$(959,648)

Denominator:
Weighted average shares outstanding	316,967	290,519	313,053	284,456
Less: Unvested common shares outstanding	(276)	(774)	(198)	(1,425)

Denominator for net income (loss) per share (basic)	316,691	289,745	312,855	283,031
Effect of dilutive securities Unvested common shares outstanding	260	—	178	—
Stock options and other	35,408	—	34,445	—

Denominator for net income (loss) per share (diluted)	352,359	289,745	347,478	283,031

Net income (loss) per share (basic)	$.20	$(3.08)	$.33	$(3.39)

Net income (loss) per share (diluted)	$.18	$(3.08)	$.30	$(3.39)

      If the Company had reported net income in the three and six months ended June 30, 2003, additional common share equivalents of 17,332,492 and 14,998,353, respectively, would have been included in the denominator for net loss per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. Contingent equity consideration paid by the Company in connection with certain acquisitions was included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration was earned.

      At June 30, 2004 common share equivalents were calculated based on options to purchase 96,359,799 shares of Class A or Class B common stock outstanding at a weighted average exercise price of $22.13 per share.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

      The Company completed four acquisitions in the six months ended June 30, 2004. The unaudited condensed consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

      A summary of these transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock	Total
				Purchase	Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid

						(In thousands)
RAIDCore, Inc.	Jan 2004	Developer of redundant array of inexpensive disks (“RAID”) and virtualization software	—	—	—	$9,886
Sand Video, Inc.	April 2004	Developer of advanced video compression semiconductor technology	1,406,038	261,919	1,667,957	7,365
M-Stream, Inc.	April 2004	Developer of solutions for signal-to-noise ratio performance improvements in cellular handsets	—	26,536	26,536	7,898
WIDCOMM, Inc.	May 2004	Provider of software solutions for Bluetooth® wireless products	—	—	—	48,427

			1,406,038	288,455	1,694,493	$73,576

      The Company’s primary reasons for the above acquisitions were to allow it to enter into or expand its market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and enhance its technological capabilities.

      Portions of the shares issued or cash paid are held in escrow pursuant to the terms of the respective acquisition agreements as well as various employee share repurchase agreements.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Purchase Consideration

      The Company calculated the fair value of the tangible and intangible assets acquired in each acquisition to allocate the purchase prices in accordance with SFAS No. 141, Business Combinations. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets	Goodwill and		In-Process
	(Liabilities)	Purchased	Deferred	Research &	Total
Company Acquired	Assumed	Intangibles	Compensation	Development	Consideration

			(In thousands)
RAIDCore	$(267)	$7,893	$—	$2,260	$9,886
Sand Video	(2,067)	43,841	14,760	20,518	77,052
M-Stream	452	4,080	630	3,726	8,888
WIDCOMM	(1,469)	49,896	—	—	48,427

	$(3,351)	$105,710	$15,390	$26,504	$144,253

      The equity consideration for each purchase transaction was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced and (ii) restricted common stock and employee stock options were valued in accordance with the FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25. Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.

      The purchase price allocations are preliminary and are subject to change if the Company obtains additional information concerning the fair values of certain tangible and intangible assets and liabilities of the acquisitions above.

Condensed Balance Sheets

      The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

2004
Acquisitions

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,643
Accounts receivable	1,712
Inventory	21
Prepaid expenses and other current assets	1,079

Total current assets	6,455
Property and equipment, net	393
Other assets	142

Total assets	$6,990

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004
Acquisitions

(In thousands)

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,001
Accrued liabilities	5,014
Short-term debt	957

Total current liabilities	8,972
Total shareholders’ deficit	(1,982)

Total liabilities and shareholders’ deficit	$6,990

      In connection with these transactions, the Company incurred acquisition costs of approximately $1.4 million in the six months ended June 30, 2004.

Goodwill and Purchased Intangible Assets

      The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2004
	Useful Life	Acquisitions

	(In years)	(In thousands)
Goodwill	N/A	$83,624
Purchased intangible assets (finite lives):
Completed technology	2	14,773
Customer relationships	2	5,998
Customer contracts	2	725
Other	2	590

		$105,710

In-Process Research and Development

      In-process research and development (“IPR&D”) totaled $26.5 million for the acquisitions completed in the six months ended June 30, 2004. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price.

      The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technologi-

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cal innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, market penetration and growth rates.

      The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s purchase transactions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)
RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7

      Actual results to date have been consistent, in all material respects, with the Company’s assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

      As of the respective acquisition dates of the 2004 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on the Company’s results of operations or financial condition.

Supplemental Pro Forma Data (Unaudited)

      The pro forma data of the Company set forth below gives effect to certain purchase transactions completed in 2004 as if they had occurred at the beginning of 2003 and includes amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma data for 2004 is a $2.8 million restructuring charge for the consolidation of excess facilities, related primarily to non-cancelable lease costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2003. For 2004 and 2003, no supplemental pro forma information is included for the acquisitions of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RaidCore, M-Stream or Gadzoox Networks, Inc. (acquired in March 2003) due to the immaterial effect of those acquisitions on the results of operations.

	Six Months Ended
	June 30,

	2004	2003

	(In thousands,
	except per share data)
Pro forma net revenue	$1,217,600	$708,976
Pro forma net income (loss)	114,667	(973,338)
Pro forma net income (loss) per share (basic)	.36	(3.42)
Pro forma net income (loss) per share (diluted)	.33	(3.42)

4.	Income Taxes

      The Company’s income tax expense of $22.6 million and $35.5 million in the three and six months ended June 30, 2004, respectively, is based on estimated annualized combined tax rates of 26.1% and 25.5%, respectively. These annualized combined tax rates for 2004 are lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. The Company’s income tax expense of $6.7 million and $16.0 million in the three and six months ended June 30, 2003, respectively, primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses due to uncertainty regarding the future realization of such benefits.

      In 2003 the Internal Revenue Service commenced a routine examination of the Company’s tax returns for the 1999 and 2000 tax years. Management believes that the results of this examination will not have a material effect on the Company’s financial condition or results of operations.

5.	Shareholders’ Equity

Registration Statements

      The Company has in effect a universal shelf registration statement on SEC Form S-3 and an acquisition shelf registration statement on SEC Form S-4. The universal shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. The acquisition shelf registration statement on Form S-4 enables the Company to issue up to 30 million shares of its Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, by any form of business combination. To date no securities have been issued pursuant to either registration statement.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of taxes, are as follows:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Net income (loss)	$103,703	$(959,648)
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net loss	—	137
Change in unrealized gain (loss) on investments, net of taxes	—	14
Translation adjustments	(123)	(29)

Total comprehensive income (loss)	$103,580	$(959,526)

      The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2004	2003

	(In thousands)
Accumulated unrealized gain on investments	$2	$2
Accumulated translation adjustments	510	633

Total accumulated other comprehensive income	$512	$635

6.	Impairment of Intangible Assets

      In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist the Company in the defense and settlement of ongoing and future intellectual property litigation. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an impairment of intangible assets in the unaudited condensed consolidated statements of operations in the six months ended June 30, 2004.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring Costs

      Activity and liability balances related to restructuring plans were as follows:

	2001	2002
	Restructuring	Restructuring
	Plan	Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Liabilities assumed in acquisitions(1)	—	2,767	2,767
Cash payments(2)	(3,194)	(3,736)	(6,930)

Restructuring liabilities at June 30, 2004	$15,165	$17,846	$33,011

(1)	Although not related to the Company’s 2002 Restructuring Plan, the Company assumed additional liabilities of approximately $2.8 million in connection with the Sand Video and WIDCOMM acquisitions for the consolidation of excess facilities, relating primarily to non-cancelable lease costs. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the unaudited consolidated balance sheet.

(2)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities costs, which will be paid over the respective lease terms through 2010.

8.	Settlement Costs

      In June 2004 the Company and Microtune, Inc. agreed to settle all outstanding patent and antitrust litigation between the companies as well as litigation involving their affiliates. In connection with the settlement agreement, the Company paid Microtune $22.5 million, of which $9.0 million was expensed in the three months ended March 31, 2004 and $13.5 million was expensed in the three months ended June 30, 2004.

      The Company recorded an additional $10.0 million in settlement costs in the three months ended March 31, 2004 in connection with the settlement of other outstanding litigation.

      For a more detailed discussion of the Company’s outstanding litigation, see Note 9.

9.	Litigation

      Intellectual Property Proceedings. In June 2004 the Company and Microtune, Inc. agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. As a result of the settlement, all cases and appeals between the two companies have been or are in the process of being dismissed with prejudice.1 In addition, the injunction entered in Microtune (Texas), L.P. v. Broadcom Corporation, United States District Court for the Eastern District of Texas, Civil Action No. 4:01CV23, against the Company’s BCM3415 product has been vacated. For a description of the legal proceedings with Microtune that have been settled, see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

[1]	The matters in litigation included Broadcom Corporation v. Microtune (Texas), L.P., United States Court of Appeals for the Federal Circuit, Case Nos. 03-1620, -1621, 04-1338 (appeals from Microtune (Texas), L.P. v. Broadcom Corporation, United States District Court for the Eastern District of Texas, Civil Action No. 4:01CV23); Microtune, Inc. v. Broadcom Corporation, United States District Court for the Western District of Texas, Civil Action No. A-03-CA-189-JN; Broadcom Corporation v. Microtune (Texas), L.P., United States District Court for the Northern District of California, Civil Action No. 3:03-CV-00337-MJJ; Broadcom Corporation v. Microtune (Texas), L.P., United States District Court for the Eastern District of Texas, Civil Action No. 4:03CV159; Broadcom Corporation v. Microtune, Inc., United States District Court for the Eastern District of Texas, Civil Action No. 4:04CV101. In addition, in May 2004, the International Trade Commission declined to review the Administrative Law Judge’s April 2004 Initial Determination in favor of Microtune in the matter of Certain Power Amplifier Chips, Broadband Tuner Chips, Transceiver Chips, and Products Containing Same, Inv. No. 337-TA-490. Pursuant to the settlement between the parties, the Company has not sought an appeal.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The parties also entered into reciprocal releases covering all patent claims and certain other claims. In connection with the settlement, the Company paid Microtune $22.5 million, of which $9.0 million was expensed in the three months ended March 31, 2004 and $13.5 million was expensed in the three months ended June 30, 2004. The parties have also entered into a patent cross-license agreement whereby patents claiming priority prior to the effective date of the license agreement are licensed for the lives of the patents, and subsequently acquired patents claiming priority within the following four years are licensed for ten years. Under the agreement, all products of Broadcom are licensed under all of Microtune’s patents and all current products and future analog signal processing products of Microtune are licensed under all of Broadcom’s analog signal processing patents.

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

      In May 2003 Agere filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania alleging that the Company (i) infringes six Agere patents relating to wireless technologies and circuit designs, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The complaint sought a preliminary and permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2003 the Company answered the complaint by denying Agere’s allegations, and filed counterclaims asserting that Agere (i) infringes five of the Company’s patents, (ii) induces the infringement of such patents, and (iii) contributorily infringes such patents. The counterclaims seek injunctive relief,

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monetary damages and attorneys’ fees, as well as a declaratory judgment that Agere’s patents are invalid and not infringed.

      In August 2003 the United States District Court for the Northern District of California granted the Company’s motion to dismiss or transfer its complaint and Agere’s counterclaims to the Eastern District of Pennsylvania. The California action has been dismissed, and all claims and counterclaims from that action have now been consolidated with the Pennsylvania action. Agere subsequently added allegations of infringement of an additional Agere patent by the Company. The parties are currently conducting discovery in the action. The court conducted a claims construction hearing in May 2004, issued a claims construction order in July 2004, and has set trial to begin in November 2004.

      In February 2004 the Company filed a complaint against Agere in the United States District Court for the Western District of Wisconsin asserting that Agere infringes five of the Company’s patents relating to disk drive technology. The complaint seeks monetary damages, including treble damages for alleged willful infringement, and attorneys’ fees as well as a permanent injunction against Agere. The court subsequently transferred the case to the Eastern District of Pennsylvania. In June 2004 Agere answered the complaint by denying the Company’s allegations and asserting counterclaims against the Company. The counterclaims allege that the Company (i) infringes four Agere patents relating to wireless, Ethernet and video processing technologies and (ii) induces and/or contributes to the infringement of such patents. The counterclaims seek injunctive relief, monetary damages, including treble damages for willful infringement, and attorneys’ fees, as well as a declaratory judgment that the Company’s patents are invalid and not infringed. In July 2004 the Company filed an amended complaint asserting that Agere infringes two additional patents relating to disk drive technology. Agere answered that amended complaint by asserting a fifth patent against the Company. Trial is set to begin in September 2005.

      In April 2004 Lonestar Inventions, L.P. filed a complaint against the Company, Marvell Semiconductor, Inc. and Analog Devices, Inc. in the United States District Court for the Western District of Texas in Austin alleging that the Company and the other named defendants (i) infringe a single patent relating to circuit technology and (ii) induce infringement of such patent. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2004 the court granted the Company’s motion to transfer the case from the Western District of Texas to the United States District Court for the Northern District of California. No trial date has been set.

      Although the Company believes that it has strong defenses to the claims of Agere and Lonestar in the foregoing actions, and is defending the claims vigorously, a finding of infringement by the Company as to one or more patents in any of these unrelated actions could lead to liability for monetary damages (which could be trebled in the event that the infringement were found to have been willful), attorneys’ fees and costs, interest and court costs, the issuance of an injunction requiring that the Company withdraw various products from the market, and indemnification claims by the Company’s customers and/or strategic partners, each of which events could have a material and adverse effect on the Company’s business, results of operations and financial condition.

      Securities Litigation. From March through May 2001 the Company and three of its executive officers were served with a number of complaints, brought as purported shareholder class actions and filed primarily in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934, as amended. The essence of the allegations was that the defendants intentionally failed to properly account for the financial impact of performance-based warrants assumed in connection with five acquisitions consummated in 2000-2001, which plaintiffs allege had the effect of materially overstating the Company’s reported financial results. In June 2001 the court consolidated the lawsuits into a single action entitled In re: Broadcom Corp. Securities Litigation. On October 15, 2003 the court issued an order certifying

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions. The parties have completed fact discovery and are currently engaged in expert discovery. The court has scheduled a pre-trial conference in October 2004 and a trial beginning in November 2004. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by a number of persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the federal class action complaint. The parties have completed fact discovery and are currently engaged in expert discovery. The court has scheduled a pre-trial conference in October 2004 and a trial beginning in November 2004. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

      From March through June 2001 the Company, its then directors, and certain of its then officers were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In July 2004 the parties’ attorneys executed a Memorandum of Understanding memorializing the parties’ agreement to settle these actions. The settlement will involve, among other things, the adoption of certain corporate governance improvements by the Company and the payment by the Company of $5.3 million in plaintiffs’ attorneys’ fees and expenses. The Company expects that such payment will be made or reimbursed by its directors’ and officers’ insurance carriers. No damages will be payable. The agreement is subject to further documentation, and final settlement is conditioned upon approval by the Company’s Board of Directors, court approval and final dismissals of the federal and state court derivative actions. Notwithstanding the Memorandum of Understanding, the Company believes that the allegations in the derivative actions are without merit. If for any reason the conditions to settlement are not satisfied, the Company will continue to defend these cases vigorously.

      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”) paid by such individual in connection with the purported shareholder class action, purported shareholder derivative actions and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

      General. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2004 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. See Note 8. Although management currently believes that the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers will not have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and material adverse outcomes are possible.

10.	Subsequent Events

Business Combinations

      In July 2004 the Company completed the acquisition of Zyray Wireless, Inc., a provider of baseband co-processors addressing WCDMA (Wideband Code Division Multiple Access) mobile devices. In connection with the acquisition, the Company issued or reserved for issuance approximately 2.24 million shares of its Class A common stock in exchange for all outstanding shares of Zyray capital stock and upon exercise of outstanding employee stock options and other rights of Zyray to be assumed by the Company. The Company had also previously invested $3.9 million in convertible notes of Zyray. The Company expects to record a one-time charge for purchased IPR&D expense related to the acquisition. The amount of that charge has not yet been determined. A portion of the shares issued are subject to escrow pursuant to the terms of the acquisition agreement.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, our dependence on a few significant customers for a substantial portion of our revenue, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, the status of evolving technologies, the length of our sales cycles, the timing of new product introductions, the adoption of future industry standards, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital, the availability and pricing of third party semiconductor foundry and assembly capacity and raw materials, and the results of pending and possible future litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are described under the section below entitled “Risk Factors.” These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented over 98% of total net revenue in the three and six months ended June 30, 2004 and 2003, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.

      The vast majority of our sales occur through the efforts of our direct sales force. However, we derived approximately 8.6% and 5.9% of our total net revenue from sales made through distributors in the three months ended June 30, 2004 and 2003, respectively, and 8.2% and 7.1% of our total net revenue in the six months ended June 30, 2004 and 2003, respectively.

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

      For these and other reasons, our net revenue and results of operations in the three months ended June 30, 2004 and prior periods may not necessarily be indicative of future net revenue and results of operations.

      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Hewlett-Packard	14.3%	15.5%	14.1%	14.9%
Motorola	10.9	*	10.6	*
Echostar	10.3	*	*	*
Dell	*	11.8	*	11.3
Five largest customers as a group	51.6	52.6	52.0	50.2

*	Less than 10% of net revenue.

      We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2004 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percent of total net revenue was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Asia	15.3%	21.8%	16.5%	23.0%
Europe	6.7	6.4	6.5	6.8
Other	0.2	0.4	0.2	0.4

	22.2%	28.6%	23.2%	30.2%

      All of our revenue to date has been denominated in U.S. dollars.

      Gross Margin. Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes of product sales;

•	the position of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;

•	amortization of purchased intangible assets;

•	stock-based compensation expense;

•	provisions for excess or obsolete inventories;

•	product warranty costs;

•	licensing and royalty arrangements; and

•	the mix of product revenue and development revenue.

      Product Cycles. The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

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

      In January 2004 we completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software. In April 2004 we completed the acquisitions of Sand Video, Inc., a developer of advanced video compression semiconductor technology and M-Stream, Inc., a developer of solutions for signal-to-noise ratio performance improvements in cellular handsets. In May 2004 we completed the acquisition of WIDCOMM, Inc., a provider of software solutions for Bluetooth® wireless products. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for details of each acquisition.

      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2004, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

      We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

      All of our business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though we periodically reorganize our business groups based upon changes in customers, end markets or products, acquisitions, long term growth strategies, and the experience and bandwidth of our vice presidents/ general managers, the common financial goals for each business group remain constant.

      Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of June 30, 2004 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

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

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Gross Margin, Accounts Receivable and Inventory. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) our price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. In addition, we do not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors ship the product to end customers. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating

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

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments in which we hold less than a 20% voting interest and as to which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. The share prices of publicly traded securities have been volatile, and the value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other income (expense), net, in the statement of operations, when we believe an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) our intent and ability to retain our investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below its carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) the values of recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities that we hold, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values, and could require future impairment charges.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. We have undertaken, and we may in the future undertake, significant restructuring initiatives, which have required or may require us to develop formalized plans for exiting certain business activities and/or facilities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance, complexity, and timing of the execution of such activities, we periodically reassess the estimates we made at the time the original decisions were made. Through 2002 the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid through the termination of the lease and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, operating costs until termination and/or offsetting sublease revenues may be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. We periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. From 2003 forward, the accounting rules require us to record any future provisions and charges at fair value in the period in which they are incurred. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in amounts previously recorded.

•	Litigation and Settlement Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation or settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected, and we may be required to make future royalty payments, which could adversely impact gross margins in future periods. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate a range of loss associated with such litigation, we would record at least the minimum estimated liability. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

      The following table sets forth certain Statement of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.5	54.7	49.5	53.7

Gross profit	50.5	45.3	50.5	46.3
Operating expense:
Research and development(1)	19.5	28.2	20.1	29.7
Selling, general and administrative(1)	8.6	12.5	8.9	12.6
Stock-based compensation	3.4	19.7	4.0	20.3
Amortization of purchased intangible assets	0.1	0.3	—	0.4
Settlement costs	2.1	47.2	2.7	25.3
Impairment of goodwill and intangible assets	—	116.1	1.5	62.2
In-process research and development	3.8	—	2.2	—
Stock option exchange	—	55.4	—	29.7
Restructuring costs	—	0.6	—	0.4

Income (loss) from operations	13.0	(234.7)	11.1	(134.3)
Interest income, net	0.4	0.3	0.4	0.5
Other income (expense), net	0.1	0.2	—	—

Income (loss) before income taxes	13.5	(234.2)	11.5	(133.8)
Provision for income taxes	3.5	1.8	3.0	2.3

Net income (loss)	10.0%	(236.0)%	8.5%	(136.1)%

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense. See Unaudited Condensed Consolidated Statements of Operations, included in Part I, Item 1 of this Report.

Net Revenue, Cost of Revenue and Gross Profit

      The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Net revenue	$641,299	100.0%	$377,879	100.0%	$263,420	69.7%
Cost of revenue	317,479	49.5	206,853	54.7	110,626	53.5

Gross profit	$323,820	50.5%	$171,026	45.3%	$152,794	89.3

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Net revenue	$1,214,705	100.0%	$705,343	100.0%	$509,362	72.2%
Cost of revenue	600,960	49.5	378,873	53.7	222,087	58.6

Gross profit	$613,745	50.5%	$326,470	46.3%	$287,275	88.0

      Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following tables present the contribution to the increase in net revenue in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 from each of our major target markets:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Enterprise networking	$300,441	46.9%	$218,231	57.7%	$82,210	37.7%
Broadband communications	221,450	34.5	92,149	24.4	129,301	140.3
Mobile and wireless	119,408	18.6	67,499	17.9	51,909	76.9

Net revenue	$641,299	100.0%	$377,879	100.0%	$263,420	69.7

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Enterprise networking	$587,318	48.4%	$406,312	57.6%	$181,006	44.5%
Broadband communications	386,219	31.8	165,151	23.4	221,068	133.9
Mobile and wireless	241,168	19.8	133,880	19.0	107,288	80.1

Net revenue	$1,214,705	100.0%	$705,343	100.0%	$509,362	72.2

      The growth in net revenue resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in the three and six months ended June 30, 2004.

      Our enterprise networking products include Ethernet controllers, physical layer devices and switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modem, digital cable set-top box, direct broadcast satellite and DSL applications. Our mobile and wireless products include wireless LAN, cellular and Bluetooth solutions. We currently anticipate that total net revenue in the three months ending September 30, 2004 will increase by approximately 5% to 6% over the level achieved in the three months ended June 30, 2004 and that the increase will be distributed across all three of our major target markets.

      We recorded rebates to certain customers in the amounts of $73.2 million and $38.0 million in the three months ended June 30, 2004 and 2003, respectively, and $132.8 million and $72.6 million in the six months ended June 30, 2004 and 2003, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of potential rebates based upon the terms of our rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates in absolute dollars will increase in future periods as the level of overall sales to customers who participate in our rebate programs increases. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

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

      The increase in absolute dollars of gross profit in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 resulted primarily from the 69.7% growth in net revenue. Gross profit as a percentage of net revenue increased from 45.3% to 50.5% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The primary factors that resulted in this 5.2 percentage point improvement in gross profit as a percentage of net revenue were a 2.3 percentage point improvement in product margin primarily due to changes in product mix, and decreases in stock option exchange expense, stock-based compensation expense and the amortization of purchased intangible assets which improved gross profit as a percentage of net revenue by 3.0, 0.4 and 0.7 percentage points, respectively. These improvements were offset by an increase in the provision for excess and obsolete inventory of 1.6 percentage points.

      The increase in absolute dollars of gross profit in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 resulted primarily from the 72.2% growth in net revenue. Gross profit as a percentage of net revenue increased from 46.3% to 50.5% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The primary factors that resulted in this 4.2 percentage point improvement in gross profit as a percentage of net revenue were a 2.7 percentage point improvement in product margin primarily due to changes in product mix, and decreases in stock option exchange expense, stock-based compensation expense and the amortization of purchased intangible assets which improved gross profit as a percentage of net revenue by 1.6, 0.5 and 1.0 percentage points, respectively. These improvements were offset by an increase in the provision for excess and obsolete inventory of 1.3 percentage points.

      We increased our provision for excess and obsolete inventory in the three and six months ended June 30, 2004 as a result of an increase in inventory. The primary factors that resulted in the increase in inventory were the buildup of buffer inventory based upon our forecast of future demand for certain key products and the expansion of inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will be determined based on these factors as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations will be balanced against the risk of obsolescence or potentially excess inventory levels and may require us to make additional provisions.

      The following tables present detail of non-cash expenses incurred in manufacturing operations for the three and six months ended June 30, 2004 and 2003 that are included in cost of revenue:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)
Stock-based compensation expense	$600	0.1%	$1,845	0.5%	$(1,245)	(67.5)%
Amortization of purchased intangible assets	3,354	0.5	4,473	1.2	(1,119)	(25.0)
Stock option exchange expense	—	—	11,454	3.0	(11,454)	(100.0)

	$3,954	0.6%	$17,772	4.7%	$(13,818)	(77.8)

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)
Stock-based compensation expense	$1,271	0.1%	$4,372	0.6%	$(3,101)	(70.9)%
Amortization of purchased intangible assets	5,446	0.4	10,526	1.5	(5,080)	(48.3)
Stock option exchange expense	—	—	11,454	1.6	(11,454)	(100.0)

	$6,717	0.5%	$26,352	3.7%	$(19,635)	(74.5)

      The decrease in stock-based compensation expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At June 30, 2004 the unamortized balance of deferred compensation that will be amortized to cost of revenue through 2007 was approximately $0.2 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation.

      The decrease in amortization of purchased intangible assets in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was the result of fewer purchased intangible assets being amortized. At June 30, 2004 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $16.0 million, of which $6.8 million, $7.4 million and $1.8 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively.

      We incurred approximately $11.5 million in stock option exchange expense in the three and six months ended June 30, 2003. There were no comparable charges incurred in the three and six months ended June 30, 2004.

      Gross profit has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins. Our gross profit may also be impacted by additional stock based compensation expense and amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

      The following tables present research and development and selling, general and administrative expenses for three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Research and development	$124,782	19.5%	$106,378	28.2%	$18,404	17.3%
Selling, general and administrative	55,452	8.6	47,373	12.5	8,079	17.1

	$180,234	28.1%	$153,751	40.7%	$26,483	17.2

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Research and development	$243,731	20.1%	$209,501	29.7%	$34,230	16.3%
Selling, general and administrative	107,547	8.9	88,732	12.6	18,815	21.2

	$351,278	29.0%	$298,233	42.3%	$53,045	17.8

      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs, prototyping costs and facilities expenses. Research and development expense does not include amounts associated with stock-based compensation expense or stock option exchange expense for employees engaged in research and development or expense amounts associated with amortization of purchased intangible assets related to research and development activities.

      The increase in research and development expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 in absolute dollars resulted primarily from increases of $11.3 million and $22.3 million in personnel-related expenses, respectively. The increase in personnel-related expenses was primarily due to an increase of 16.8% in the number of employees engaged in research and development activities since June 30, 2003 through acquisitions and internal hiring. In addition, in both periods in 2004, there were increases in engineering design tool and prototyping expenses. Based upon past experience, we anticipate that research and development expense in absolute dollars will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ended September 30, 2004 will increase at a slower rate than the expected rate of increase in net revenue.

      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 630 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and advertising expenses. Selling, general and administrative expense does not include amounts associated with stock-based compensation expense or stock option exchange expense for administrative employees or expense amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.

      The increase in selling, general and administrative expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 in absolute dollars resulted primarily from increases of $5.0 million and $9.9 million in personnel-related expenses, respectively. The increase in personnel-related expenses was primarily due to an increase of 20.1% in the number of employees engaged in selling, general and administrative activities since June 30, 2003 through acquisitions and internal hiring. In addition, in both periods in 2004, there were increases in expenses for travel and entertainment, facilities expenses and advertising costs which were partially offset by decreases in legal expense. Based upon past experience, we anticipate that over the long term selling, general and administrative expense in absolute dollars will continue to increase to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and future litigation. We anticipate that selling, general and administrative expense in the three months ended September 30, 2004 will increase at a slower rate than the expected rate of increase in net revenue.

Stock-Based Compensation Expense

      The following tables present stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the three and six months ended June 30, 2004 and 2003, which expense was segregated from the presentation of those items in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$19,104	3.0%	$63,327	16.8%	$(44,223)	(69.8)%
Selling, general and administrative	2,789	0.4	11,379	2.9	(8,590)	(75.5)

	$21,893	3.4%	$74,706	19.7%	$(52,813)	(70.7)

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$43,160	3.6%	$114,260	16.2%	$(71,100)	(62.2)%
Selling, general and administrative	6,490	0.4	29,274	4.1	(22,784)	(77.8)

	$49,650	4.0%	$143,534	20.3%	$(93,884)	(65.4)

      Stock-based compensation expense generally represents the amortization of deferred compensation resulting from acquisitions as well as expense related to options subject to variable accounting. Deferred compensation primarily reflects the difference between the fair value of our Class A common stock at the measurement date of each acquisition and the exercise price of each unvested stock option or each share of restricted stock assumed in the acquisition. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally three to five years.

      The decrease in stock-based compensation expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At June 30, 2004 the unamortized balance of deferred compensation was approximately $40.3 million, substantially all of which will be amortized to research and development and selling, general and administrative expenses through 2007. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with future acquisitions, our operating expenses would be increased by its amortization.

Amortization of Purchased Intangible Assets

      The following tables present amortization of purchased intangible assets related to research and development and selling, general and administrative activities for the three and six months ended June 30, 2004 and 2003, which amortization was segregated from the presentation of those items in the unaudited condensed consolidated statements of operations:

	Three Months		Three Months
	Ended		Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Research and development	$—	—%	$—	—%	$—	—%
Selling, general and administrative	831	0.1	1,168	0.3	(337)	(28.9)

	$831	0.1%	$1,168	0.3%	$(337)	(28.9)

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$—	—%	$815	0.1%	$(815)	(100.0)%
Selling, general and administrative	831	—	1,885	0.3	(1,054)	(55.9)

	$831	—%	$2,700	0.4%	$(1,869)	(69.2)

      The decrease in amortization of purchased intangible assets in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was the result of fewer purchased intangible assets being amortized.

      At June 30, 2004 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was approximately $6.5 million, of which $2.1 million, $3.3 million and $1.1 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively. However, if we acquire purchased intangible assets in the future, our operating expenses would be increased by the amortization of these assets.

Settlement Costs

      The following tables present settlement costs for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Settlement costs	$13,500	2.1%	$178,302	47.2%	$(164,802)	(92.4)%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Settlement costs	$32,500	2.7%	$178,302	25.3%	$(145,802)	(81.8)%

      In June 2004 we agreed to settle all outstanding patent and antitrust litigation with Microtune, Inc. as well as litigation involving its affiliates. In connection with the settlement agreement, we paid Microtune $22.5 million, of which $9.0 million was expensed in the three months ended March 31, 2004 and $13.5 million was expensed in the three months ended June 30, 2004.

      We recorded an additional $10.0 million in settlement costs in the three months ended March 31, 2004 in connection with the settlement of other outstanding litigation.

      During the three months ended June 30, 2003, we incurred settlement costs of approximately $178.3 million. For a complete description of our 2003 settlement costs, please refer to Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

      For a more detailed discussion of our outstanding litigation, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Impairment of Goodwill and Intangible Assets

      The following tables present impairment of goodwill and intangible assets for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Impairment of goodwill and intangible assets	$—	—%	$438,611	116.1%	$(438,611)	(100.0)%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Impairment of goodwill and intangible assets	$18,000	1.5%	$438,611	62.2%	$(420,611)	(95.9)%

      In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller markets, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist us in the defense and settlement of ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also do not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because it appeared that the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expense over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expense that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an impairment of intangible assets in the unaudited condensed consolidated statements of operations in the six months ended June 30, 2004.

      During the three months ended June 30, 2003, we determined there were indicators of impairment for two of our reporting units and subsequently recorded a charge of $438.6 million to write down the value of goodwill associated with those reporting units. For a complete description of our 2003 impairment of goodwill and intangible assets, please refer to Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

In-Process Research and Development

      The following tables present IPR&D expense for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase

(In thousands, except percentages)
In-process research and development	$24,244	3.8%	$—	—%	$24,244

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase

(In thousands, except percentages)
In-process research and development	$26,504	2.2%	$—	—%	$26,504

      IPR&D totaled $26.5 million for the acquisitions completed in the six months ended June 30, 2004. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price. There were no comparable charges incurred in the three and six months ended June 30, 2003.

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

      The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for our purchase transactions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)
RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7

      Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

      As of the respective acquisition dates of the 2004 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition.

Stock Option Exchange Expense

      The following table presents stock option exchange expense for employees engaged in research and development and selling, general and administrative activities for the three and six months ended June 30, 2004 and 2003, which expense was segregated from the presentation of those items in the unaudited condensed consolidated statements of operations:

	Six Months Ended June 30,

	2004		2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease

	(In thousands, except percentages)
Research and development	$—	—%	$164,798	23.4%	$(164,798)
Selling, general and administrative	—	—	44,468	6.3	(44,468)

	$—	—%	$209,266	29.7%	$(209,266)

      In April 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. No comparable charges were incurred in the three and six months ended June 30, 2004. For a complete description of our 2003 stock option exchange, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

Restructuring Costs

      The following tables present restructuring costs for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease

(In thousands, except percentages)
Restructuring costs	$—	—%	$2,165	0.6%	$(2,165)

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease

(In thousands, except percentages)
Restructuring costs	$—	—%	$2,932	0.4%	$(2,932)

      These restructuring charges were classified as operating expenses in our unaudited condensed consolidated statements of operations.

      Activity and liability balances related to restructuring plans were as follows:

	2001	2002
	Restructuring	Restructuring
	Plan	Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Liabilities assumed in acquisitions(1)	—	2,767	2,767
Cash payments(2)	(3,194)	(3,736)	(6,930)

Restructuring liabilities at June 30, 2004	$15,165	$17,846	$33,011

(1)	Although not related to our 2002 restructuring plans, we assumed additional liabilities of approximately $2.8 million in connection with the Sand Video and WIDCOMM acquisitions for the consolidation of excess facilities, relating primarily to non-cancelable lease costs. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the unaudited consolidated balance sheet.

(2)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities costs, which will be paid over the respective lease terms through 2010.

Other Income and Expense

      The following tables present other income and expense for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Interest income, net	$2,714	0.4%	$1,310	0.3%	$1,404	107.2%
Other income, net	592	0.1	569	0.2	23	4.0

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Interest income, net	$4,617	0.4%	$3,500	0.5%	$1,117	31.9%
Other expense, net	(400)	—	(47)	—	353	751.1

      The increase in interest income, net, in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily the result of an increase in both our cash and marketable securities balances as well as the elimination of our credit facility in December 2003.

Provision for Income Taxes

      The following tables present the provision for income taxes for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Provision for income taxes	$22,585	3.5%	$6,678	1.8%	$15,907	238.2%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Provision for income taxes	$35,496	3.0%	$15,993	2.3%	$19,503	121.9%

      Our income tax expense in the three and six months ended June 30, 2004 is based on estimated annualized combined tax rates of 26.1% and 25.5%, respectively. These annualized combined tax rates for 2004 are lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. Our income tax expense in the three and six months ended June 30, 2003 primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses due to uncertainty regarding the future realization of such benefits. We utilize the liability method of accounting for income taxes as set forth in SFAS 109.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets in the three and six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities on Hand

      The following table presents working capital and cash and marketable securities on hand:

	June 30,	December 31,
	2004	2003	Increase

	(In thousands)
Working capital	$803,081	$492,227	$310,854

Cash and cash equivalents	$719,022	$558,669	$160,353
Short-term marketable securities	124,760	47,296	77,464
Long-term marketable securities	88,967	36,405	52,562

	$932,749	$642,370	$290,379

      Our working capital increased in the six months ended June 30, 2004 primarily from cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan, offset in part by cash paid in purchase transactions and the purchase of long-term marketable securities and property and equipment.

      Cash Provided and Used in the Six Months Ended June 30, 2004 and 2003. Cash and cash equivalents increased to $719.0 million at June 30, 2004 from $558.7 million at December 31, 2003 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

      During the six months ended June 30, 2004 our operating activities provided $189.5 million in cash. This was primarily the result of net income of $103.7 million and $175.3 million in non-cash operating expenses, offset by net cash used of $89.4 million from changes in operating assets and liabilities. Non-cash operating expenses included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of intangible assets, IPR&D and tax benefit from stock plans. In the six months ended June 30, 2003 our operating activities used $0.9 million in cash as we had a net loss of $959.6 million which was partially offset by $940.5 million in net non-cash operating expenses and net cash provided of $18.3 million related to changes in net operating assets and liabilities. Non-cash operating expenses included in net loss in the six months ended June 30, 2003 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, stock option exchange expense, certain settlement costs, certain restructuring charges and development revenue.

      Accounts receivable increased $57.7 million to $277.9 million in the six months ended June 30, 2004. The increase in accounts receivable was primarily the result of the $162.2 million increase in net revenue for the three months ended June 30, 2004 to $641.3 million, as compared to $479.1 million in the three months ended December 31, 2003. We experience working capital needs for accounts receivable due to our increased revenue. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

      Inventories increased $103.6 million to $207.6 million in the six months ended June 30, 2004, primarily due to the buildup of buffer inventory based upon our forecast of future demand for certain key products and an expansion of inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will be determined based on these factors as well as the stage in which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

      Investing activities used cash of $224.5 million in the six months ended June 30, 2004, which was primarily the result of $130.0 million used in the net purchase of marketable securities, $69.9 million net cash paid in purchase transactions, the purchase of $19.4 million of capital equipment to support our operations, and the purchase of $5.2 million of strategic investments. Investing activities provided cash of $66.7 million in the six months ended June 30, 2003, which was primarily the result of $90.3 million in net proceeds received upon the maturity of marketable securities, offset in part by the purchase of $17.8 million of capital equipment to support our operations and the purchase for $5.9 million of the net assets of a business.

      Our financing activities provided $195.4 million in cash in the six months ended June 30, 2004, which was primarily the result of $193.7 million in net proceeds received from issuances of common stock upon exercise of stock options and our employee stock purchase plan. Financing activities used cash of $1.9 million in the six months ended June 30, 2003, which was primarily the result of $55.8 million in payments of debt and other obligations offset in part by $53.3 million in net proceeds received from issuances of common stock upon exercise of stock options.

      Due to the increase in the price of our Class A common stock, a greater number of employees exercised stock options and we received more proceeds from the exercise of stock options in the six months ended June 30, 2004 than was the case for the six months ended June 30, 2003. The timing and number of stock option exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2004:

	Payment Obligations by Year

	Remaining					There-
	2004	2005	2006	2007	2008	after	Total

	(In thousands)
Operating leases	$35,888	$66,082	$50,874	$26,139	$26,527	$43,687	$249,197
Purchase obligations	237,348	—	—	—	—	—	237,348
Restructuring liabilities	6,295	9,815	5,840	4,540	2,507	4,014	33,011
Settlement payments	—	2,000	2,000	2,000	2,000	—	8,000

Total	$279,531	$77,897	$58,714	$32,679	$31,034	$47,701	$527,556

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

      Our restructuring liabilities consist of estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our unaudited condensed consolidated balance sheet.

      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in January and April 2004. These amounts are included in our consolidated balance sheet.

      For the purpose of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within short time horizons. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or to obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry capacity and packaging materials;

•	litigation expenses, settlements and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control;

•	the level of cash generated from the net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and general economic slowdowns and related uncertainties.

      In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products or technologies.

Risk Factors

      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock could decline and you may lose all or part of your investment.

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

•	economic and market conditions in the semiconductor industry and the broadband communications markets;

•	our ability to scale our operations in response to increases in demand for our products and services;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the gain or loss of a key customer, design win or order;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify opportunities in new markets;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	our ability to secure sufficient capacity at third party semiconductor foundries and sufficient packaging materials from the third party subcontractors that assemble and test substantially all of our products;

•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of public health emergencies, natural disasters, international conflicts and other events beyond our control; and

•	changes in accounting rules, such as the proposed change regarding recording expenses for employee stock options and other stock-based compensation.

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

      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 3,118 employees, including contractors, as of June 30, 2004. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. Although we have recently implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system, we anticipate that we will need to continue to implement a variety of new and upgraded operational and financial systems, such as a new material requirements planning, or MRP, system, as well as additional procedures and controls and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to accomplish these endeavors in a timely manner, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and they increasingly focus more on cash preservation and tighter inventory management. In the recent past, our customers have begun requesting shipment of our products earlier than our normal lead times. To meet these shortened lead times, we must place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate that anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our President and Chief Executive Officer, Alan E. Ross, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of Dr. Samueli, Mr. Ross or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. Stock options generally comprise a significant portion of our compensation packages for all employees. In April and May 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of those employees, or that we will be able to continue to attract, retain and motivate employees if our Class A common stock experiences another substantial decline in price.

      We have also modified our compensation policies by increasing cash compensation to certain employees. A continuation of this shift in our compensation policies or a requirement to expense stock-based compensation would lead to increased operating expenses. We cannot be certain that the changes in our cash compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

      Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely and accurately identify opportunities in new markets;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers’ products.

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

      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorksTM business may not be successful.

      Our ServerWorks business has experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. These design losses led us to reduce our forecasts of future operating results for this business for periods beginning with the three months ending September 30, 2004, with the expectation of future loss of market share for this business. We are now pursuing strategies to reposition ServerWorks and to develop alternative sources of revenue for the business. We cannot assure you that these strategies will be successful. If they are not successful, or if revenues from our other businesses do not increase as expected, our revenue or revenue growth rate and results of operations may be adversely affected.

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

      We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Hewlett-Packard	14.3%	15.5%	14.1%	14.9%
Motorola	10.9	*	10.6	*
Echostar	10.3	*	*	*
Dell	*	11.8	*	11.3
Five largest customers as a group	51.6	52.6	52.0	50.2

*	Less than 10% of net revenue.

      We expect that a small group of key customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenue in 2004 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

      A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2004 we acquired 26 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation and deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline.

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. We have in effect an acquisition shelf registration statement on SEC Form S-4 that enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may make from time to time. Any additional issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A common stock. For example, as a consequence of the prior pooling-of-interests rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold over 630 U.S. patents and have filed over 2,500 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

      Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be forced to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we could be forced to release the source code of our proprietary software.

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

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims against us could result in significant costs and diversion of management and personnel resources.

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

      Our products may contain technology provided to us by third parties. Because we did not develop such technology ourselves, we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 22.2% of our net revenue for the three months ended June 30, 2004 was derived from sales to independent customers outside the United States. (Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of companies that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States.)

      We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations represented approximately 77.0% of our net revenue in the three month ended June 30, 2004. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

      We do not own or operate a fabrication facility. Six third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has in the past been reduced due to strong demand. In addition, a recurrence of SARS or the occurrence of another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. Additionally, in September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, or encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current products. If we lose the services of any of our subcontractors or if these subcontractors are unable to obtain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our net sales.

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

      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in .25 micron, .22 micron, .18 micron and .13 micron geometry processes. In the future, we expect to migrate some of our products to 90-nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may integrate the functionality of multiple chips into a single chip.

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

      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A or Class B common stock.

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

      We implemented a new ERP information system to manage our business operations in the three month ended June 30, 2003 and are in the process of enhancing this new system. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. We also recently implemented a new HRM system and intend to implement a new MRP information system. The migration to these new systems could also disrupt our operations. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock.

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

      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation, and as noted in Note 9 of Notes to Unaudited Consolidated Condensed Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action. We and certain of our directors and officers have also been sued in purported shareholder derivative actions and other securities litigation. Although we believe that those lawsuits are without merit, an adverse determination could have a very significant effect on our business and results of operations, and could materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will continue to divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

      As of June 30, 2004 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 19.1% of our outstanding common stock and held 67.4% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of June 30, 2004 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 17.9% of our outstanding common stock and held 66.0% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2004 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable debt securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income. Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than one year. As of June 30, 2004 the carrying value and fair value of these securities were approximately $213.7 million and $213.0 million, respectively. The fair value of our marketable debt securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities as of June 30, 2004 and December 31, 2003, respectively, were as follows:

	Carrying	Maturity
	Amount					Fair Value
	6/30/04	2004	2005	2006	2007	6/30/04

	(In thousands, except interest rates)
Investments as of June 30, 2004
Cash equivalents	$205,838	$205,838	$—	$—	$—	$205,829
Weighted average interest rate	1.33%	1.33%	—	—	—
Marketable debt securities	$213,727	$85,358	$71,492	$42,895	$13,982	$213,002
Weighted average interest rate	2.17%	1.90%	2.16%	2.46%	3.00%

	Carrying	Maturity
	Amount				Fair Value
	12/31/03	2004	2005	2006	12/31/03

	(In thousands, except interest rates)
Investments as of December 31, 2003
Cash equivalents	$64,299	$64,299	$—	$—	$64,299
Weighted average interest rate	1.15%	1.15%	—	—
Marketable debt securities	$83,701	$47,296	$17,273	$19,132	$84,050
Weighted average interest rate	2.20%	2.08%	2.26%	2.46%

      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage, or in funds that invest in such companies. We make investments in key business partners and other industry participants to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail to succeed for a myriad of other reasons. Consequently, we could lose our entire investment in these companies.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

      We recently implemented new enterprise resource planning, or ERP, and new human resources management, or HRM, information systems to manage our business operations. We also intend to implement a new material requirements planning, or MRP, information system. The migration to these new systems could disrupt our operations. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Although to date we have not encountered any material disruption to operations resulting from the implementation of these new systems, any future disruption could adversely affect our business, financial condition and results of operations and the market price of our Class A common stock. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

      In April 2004 in connection with our acquisition of Sand Video, Inc., we issued an aggregate of 1,406,038 shares of our Class A common in exchange for all outstanding shares of Sand Video common stock and reserved 261,919 additional shares of our Class A common stock for issuance upon exercise of outstanding employee stock options and other rights assumed by us. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Based upon the small number of Sand Video stockholders receiving shares of our Class A common in the merger, their financial position and sophistication, assurances that they were acquiring the shares for their own account, and the absence of any general solicitation, the transaction was determined not to involve any public offering. Following our acquisition of Sand Video and our assumption of outstanding stock options, one of Sand Video’s former option holders exercised the right to purchase 709 shares of our Class A common stock at $2.20 per share. This transaction was exempt from registration pursuant to, among other things, Rule 701 under the Securities Act of 1933, as amended.

      In the three months ended June 30, 2004 we issued an aggregate of 2,050,874 shares of Class A common stock upon conversion of a like number of shares of our Class B common stock. We have two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and generally will automatically convert into one share of Class A common stock upon sale or other transfer. We relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) The 2004 Annual Meeting of Shareholders of the Company was held April 29, 2004.

      (b) At the 2004 Annual Meeting, the Shareholders elected each of the following nominees as directors, to serve on the Company’s Board of Directors until the next annual meeting of shareholders and until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

George L. Farinsky	173,499,788	59,855,329	598,553,290	772,053,078
John Major	173,333,114	59,855,329	598,553,290	771,886,404
Alan E. Ross	189,539,471	59,855,027	598,550,270	788,089,741
Henry Samueli, Ph.D.	189,472,613	59,855,329	598,553,290	788,025,903
Robert E. Switz	173,974,434	59,855,329	598,553,290	772,527,724
Werner F. Wolfen	175,442,528	59,855,329	598,553,290	773,995,818

      (c) At the 2004 Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

(1) To approve an amendment and restatement of the Company’s 1998 Stock Incentive Plan, as previously amended and restated, which would, among other things, (i) increase the number of shares of Class A common stock reserved for issuance under the plan by 12,000,000 shares; (ii) expand the types of stock-based awards available under the plan to include stand-alone stock appreciation rights and restricted stock units with deferred payout dates; (iii) designate a series of performance criteria that may be utilized in the future as a condition to the vesting of one or more stock issuances or other stock-based awards under the plan; and (iv) extend the term of the plan through February 28, 2014.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	14,929,330	59,847,075	598,470,750	613,400,080
Against	128,223,414	4,200	42,000	128,265,414
Abstain	1,304,475	1,275	12,750	1,317,225
Broker Non-Votes	57,040,400	5,926	59,260	57,099,660

(2) To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	197,787,576	59,855,288	598,552,880	796,340,456
Against	2,417,249	1,913	19,130	2,436,379
Abstain	1,292,794	1,275	12,750	1,305,544
Broker Non-Votes	—	—	—	—

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

      (b) Reports on Form 8-K.

      We filed the following current reports on Form 8-K during the three months ended June 30, 2004:

(i) Form 8-K filed April 16, 2004 reporting third amendment to product purchase agreement (Item 5).

(ii) Form 8-K filed April 22, 2004 reporting first quarter 2004 earnings (Item 12).

(iii) Form 8-K filed June 14, 2004 reporting settlement of outstanding litigation (Item 5).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

August 9, 2004

EXHIBIT INDEX

Number	Exhibit Title

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.