Form 10-Q
period 2004-09-30
BROADCOM CORP
filed 2004-11-09
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of October 31, 2004 the registrant had 270,216,281 shares of Class A common stock, $0.0001 par value, and 58,863,848 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Risk Factors	44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	61
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults upon Senior Securities	64
Item 4.	Submission of Matters to a Vote of Security Holders	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
Signatures		66
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31
EXHIBIT 32

Broadcom®, the pulse logo, ServerWorks® and SystemI/OTM are trademarks of Broadcom Corporation and/or its affiliates in the United States and certain other counties. Bluetooth® is a trademark of the Bluetooth SIG. AMD OpteronTM is a trademark of Advanced Micro Devices, Inc. Intel® is a trademark of Intel Corporation. Any other trademarks or trade names mentioned are the property of their respective owners.

©2004 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004(1)	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$779,513	$558,669
Short-term marketable securities	233,195	47,296
Accounts receivable, net	278,800	220,124
Inventory	177,532	104,047
Prepaid expenses and other current assets	55,130	65,667

Total current assets	1,524,170	995,803
Property and equipment, net	113,353	142,113
Long-term marketable securities	92,264	36,405
Goodwill	1,062,288	827,652
Purchased intangible assets, net	22,243	6,667
Other assets	8,350	8,982

Total assets	$2,822,668	$2,017,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,099	$219,064
Wages and related benefits	53,979	33,965
Deferred revenue	2,898	963
Accrued liabilities	304,509	249,584

Total current liabilities	577,485	503,576
Commitments and contingencies
Long-term liabilities	25,015	24,241
Shareholders’ equity:
Common stock	33	31
Additional paid-in capital	8,676,503	8,123,941
Notes receivable from employees	(8,056)	(10,906)
Deferred compensation	(50,314)	(77,616)
Accumulated deficit	(6,398,676)	(6,546,280)
Accumulated other comprehensive income	678	635

Total shareholders’ equity	2,220,168	1,489,805

Total liabilities and shareholders’ equity	$2,822,668	$2,017,622

(1)	Reflects November 2004 adjustment of $8.2 million in settlement costs at September 30, 2004. See Note 8.

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004(1)	2003	2004(1)	2003

	(In thousands, except per share data)
Net revenue	$646,515	$425,633	$1,861,220	$1,130,976
Cost of revenue(2)	322,039	217,708	922,999	596,581

Gross profit	324,476	207,925	938,221	534,395
Operating expense:
Research and development(3)	123,935	110,282	367,666	319,783
Selling, general and administrative(3)	53,743	50,076	161,290	138,808
Stock-based compensation	12,494	73,191	62,144	216,725
Amortization of purchased intangible assets	1,296	492	2,127	3,192
In-process research and development	37,262	—	63,766	—
Settlement costs	35,700	—	68,200	178,302
Impairment of goodwill and intangible assets	—	—	18,000	438,611
Stock option exchange	—	—	—	209,266
Restructuring costs	—	—	—	2,932

Income (loss) from operations	60,046	(26,116)	195,028	(973,224)
Interest income, net	4,365	1,481	8,982	4,981
Other income, net	6,952	25,000	6,552	24,953

Income (loss) before income taxes	71,363	365	210,562	(943,290)
Provision for income taxes	27,462	6,663	62,958	22,656

Net income (loss)	$43,901	$(6,298)	$147,604	$(965,946)

Net income (loss) per share (basic)	$.14	$(.02)	$.47	$(3.36)

Net income (loss) per share (diluted)	$.13	$(.02)	$.42	$(3.36)

Weighted average shares (basic)	322,541	297,312	316,084	287,791

Weighted average shares (diluted)	347,389	297,312	347,449	287,791

(1) Reflects November 2004 adjustment of $8.2 million in settlement costs for the periods ended September 30, 2004. See Note 8.

(2) Cost of revenue includes the following:
Stock-based compensation expense	$1	$1,103	$1,272	$5,475
Amortization of purchased intangible assets	3,782	4,058	9,228	14,584
Stock option exchange expense	—	—	—	11,454

	$3,783	$5,161	$10,500	$31,513

(3) Stock-based compensation expense is excluded from the following:
Research and development expense	$9,860	$66,363	$53,020	$180,623
Selling, general and administrative expense	2,634	6,828	9,124	36,102

	$12,494	$73,191	$62,144	$216,725

Amortization of purchased intangible assets is excluded from the following:
Research and development expense	$—	$—	$—	$815
Selling, general and administrative expense	1,296	492	2,127	2,377

	$1,296	$492	$2,127	$3,192

Stock option exchange expense is excluded from the following:
Research and development expense	$—	$—	$—	$164,798
Selling, general and administrative expense	—	—	—	44,468

	$—	$—	$—	$209,266

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Operating activities
Net income (loss)	$147,604	$(965,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,625	52,129
Stock-based compensation expense	63,416	222,200
Amortization of purchased intangible assets	11,355	17,776
In-process research and development	63,766	—
Impairment of goodwill and intangible assets	18,000	438,611
Tax benefit from stock plans	57,100	—
Non-cash stock option exchange expense	—	217,940
Non-cash settlement costs	—	88,087
Non-cash restructuring charges	—	972
Gain on strategic investments, net	(5,231)	(22,041)
Non-cash development revenue	—	(508)
Change in operating assets and liabilities:
Accounts receivable	(50,034)	(63,956)
Inventory	(71,548)	(30,763)
Prepaid expenses and other assets	(6,934)	(24,611)
Accounts payable	(12,336)	19,199
Other accrued liabilities	73,703	54,275

Net cash provided by operating activities	349,486	3,364
Investing activities
Purchases of property and equipment	(30,871)	(36,014)
Purchases of strategic investments	(2,216)	(1,000)
Proceeds from sales of strategic investments	5,231	29,152
Net cash paid in purchase transactions	(74,846)	(5,862)
Purchases of marketable securities	(375,972)	(45,605)
Proceeds from sale of available for sale marketable securities	48,145	—
Proceeds from maturities of marketable securities	86,069	122,413

Net cash provided by (used in) investing activities	(344,460)	63,084
Financing activities
Payments on debt and other obligations	(2,203)	(86,173)
Net proceeds from issuance of common stock	215,137	98,328
Proceeds from repayment of notes receivable from employees	2,884	811

Net cash provided by financing activities	215,818	12,966

Increase in cash and cash equivalents	220,844	79,414
Cash and cash equivalents at beginning of period	558,669	389,555

Cash and cash equivalents at end of period	$779,513	$468,969

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Basis of Presentation

      The condensed consolidated financial statements have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed March 15, 2004 with the SEC.

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2004 and December 31, 2003, and the consolidated results of its operations for the three and nine months ended September 30, 2004 and 2003, and its consolidated cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented over 97% of its total net revenue in the three and nine months ended September 30, 2004 and 2003, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.

      The vast majority of the Company’s sales occur through the efforts of its direct sales force. However, the Company derived approximately 9.3% and 6.9% of its total net revenue from sales made through distributors in the three months ended September 30, 2004 and 2003, respectively, and 9.2% and 7.1% of its total net revenue in the nine months ended September 30, 2004 and 2003, respectively.

      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. In addition, the Company does not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to end customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

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

Rebates

      The Company accounts for rebates in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions is equal to 100% of the potential rebates based upon the terms of the Company’s rebate agreements.

Warranty

      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs, based upon its historical warranty experience, at the time revenue is recognized, and for any known product warranty issues.

Stock-Based Compensation

      The Company has in effect several stock-based plans under which incentive stock options and restricted stock units have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Company’s Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss) — as reported	$43,901	$(6,298)	$147,604	$(965,946)
Add: Stock-based compensation expense included in net income (loss) — as reported	12,495	74,294	63,416	529,199
Deduct: Stock-based compensation expense determined under fair value method	(159,607)	(335,418)	(545,541)	(898,864)

Net loss — pro forma	$(103,211)	$(267,422)	$(334,521)	$(1,335,611)

Net income (loss) per share (basic) — as reported	$.14	$(.02)	$.47	$(3.36)

Net income (loss) per share (diluted) — as reported	$.13	$(.02)	$.42	$(3.36)

Net loss per share (basic and diluted) — pro forma	$(.32)	$(.90)	$(1.06)	$(4.64)

For purposes of this illustration, the value of each option grant has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors,

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

Business Enterprise Segments

      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at September 30, 2004, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

      The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its four operating segments or business groups;

•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate its integrated circuits into their electronic products; and

•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bandwidth of its vice presidents/general managers, the common financial goals for each business group remain constant.

      Because the Company meets each of the criteria set forth in SFAS 131 and its four business groups as of September 30, 2004 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications

      Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.	Supplemental Financial Information

Inventory

      The following table presents details of the Company’s inventory:

	September 30,	December 31,
	2004	2003

	(In thousands)
Work in process	$73,365	$53,845
Finished goods	104,167	50,202

	$177,532	$104,047

Purchased Intangible Assets

      The following table presents details of the Company’s purchased intangible assets:

	September 30, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$152,230	$(136,472)	$15,758	$133,911	$(127,244)	$6,667
Customer relationships	46,266	(41,190)	5,076	39,921	(39,921)	—
Other	9,027	(7,618)	1,409	6,759	(6,759)	—

	$207,523	$(185,280)	$22,243	$180,591	$(173,924)	$6,667

      In connection with six purchase transactions completed in the nine months ended September 30, 2004, the Company recorded approximately $26.9 million in purchased intangible assets. See Note 3. At September 30, 2004 the unamortized balance of completed technology that will be amortized to future cost of revenue was approximately $15.8 million, of which $3.6 million, $9.2 million and $3.0 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively. At September 30, 2004 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $6.4 million, of which $1.6 million, $3.6 million and $1.2 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

      The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2004	2003

	(In thousands)
Accrued taxes	$106,421	$106,099
Accrued rebates	98,340	62,282
Warranty reserve	17,271	5,996
Restructuring liabilities	11,471	12,933
Accrued settlement liabilities	35,200	14,767
Other	35,806	47,507

	$304,509	$249,584

Long-Term Liabilities

      The following table presents details of the Company’s long-term liabilities:

	September 30,	December 31,
	2004	2003

	(In thousands)
Restructuring liabilities	$19,015	$24,241
Accrued settlement liabilities	6,000	—

	$25,015	$24,241

Accrued Rebates Activity

      The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Beginning balance	$62,282	$42,391
Rebates charged as a reduction to revenue	206,838	113,360
Rebate payments	(170,780)	(101,208)

Ending balance	$98,340	$54,543

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity

      The following table summarizes the activity related to the warranty reserve during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Beginning balance	$5,996	$3,881
Warranty items charged to cost of revenue	12,704	3,745
Warranty payments	(1,429)	(966)

Ending balance	$17,271	$6,660

Computation of Net Income (Loss) Per Share

      The following table presents the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator: Net income (loss)	$43,901	$(6,298)	$147,604	$(965,946)

Denominator:
Weighted average shares outstanding	323,050	297,776	316,385	288,896
Less: Unvested common shares outstanding	(509)	(464)	(301)	(1,105)

Denominator for net income (loss) per share (basic)	322,541	297,312	316,084	287,791
Effect of dilutive securities
Unvested common shares outstanding	493	—	283	—
Stock options and other	24,355	—	31,082	—

Denominator for net income (loss) per share (diluted)	347,389	297,312	347,449	287,791

Net income (loss) per share (basic)	$.14	$(.02)	$.47	$(3.36)

Net income (loss) per share (diluted)	$.13	$(.02)	$.42	$(3.36)

      If the Company had reported net income in the three and nine months ended September 30, 2003, additional common share equivalents of 22,623,088 and 17,539,932, respectively, would have been included in the denominator for net loss per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. Contingent equity consideration paid by the Company in connection with certain acquisitions was included, as appropriate, in the calculation of basic and diluted net loss per share as of the beginning of the period in which the respective equity consideration was earned.

      At September 30, 2004 common share equivalents were calculated based on options to purchase 96,948,960 shares of Class A or Class B common stock outstanding at a weighted average exercise price of $25.66 per share.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

      The Company completed six acquisitions in the nine months ended September 30, 2004. The unaudited condensed consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

      A summary of these transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock	Total
				Purchase	Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid

						(In thousands)
RAIDCore, Inc.	Jan 2004	Developer of redundant array of inexpensive disks (“RAID”) and virtualization software	—	—	—	$9,886
Sand Video, Inc.	April 2004	Developer of advanced video compression semiconductor technology	1,406,038	261,919	1,667,957	7,365
M-Stream, Inc.	April 2004	Developer of solutions for signal-to-noise ratio performance improvements in cellular handsets	—	26,536	26,536	7,898
WIDCOMM, Inc.	May 2004	Provider of software solutions for Bluetooth® wireless products	—	—	—	48,427
Zyray Wireless Inc.	July 2004	Developer of baseband co-processors addressing WCDMA (Wideband Code Division Multiple Access) cellular communications technology	1,894,221	344,977	2,239,198	3,850
Alphamosaic Limited	Sept 2004	Developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellphones and other mobile devices	4,172,537	141,208	4,313,745	2,695

			7,472,796	774,640	8,247,436	$80,121

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s primary reasons for the above acquisitions were to enter into or expand its market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and enhance its technological capabilities.

      Certain of the shares issued or cash paid are held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the shareholder cease employment with the Company prior to the vesting of those shares.

Allocation of Purchase Consideration

      The Company calculated the fair value of the tangible and intangible assets acquired in each acquisition to allocate the purchase prices in accordance with SFAS No. 141, Business Combinations. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets	Goodwill and		In-Process
	(Liabilities)	Purchased	Deferred	Research &	Total
Company Acquired	Assumed	Intangibles	Compensation	Development	Consideration

	(In thousands)
RAIDCore	$(267)	$7,893	$—	$2,260	$9,886
Sand Video	(2,067)	43,841	14,760	20,518	77,052
M-Stream	452	4,080	630	3,726	8,888
WIDCOMM	(689)	49,116	—	—	48,427
Zyray	(1,781)	59,516	13,707	25,929	97,371
Alphamosaic	814	101,935	8,705	11,333	122,787

	$(3,538)	$266,381	$37,802	$63,766	$364,411

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

      The purchase price allocations are preliminary and are subject to change if the Company obtains additional information concerning the fair values of certain tangible and intangible assets and liabilities of the above acquisitions.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

      The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

2004
Acquisitions

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,275
Accounts receivable	8,642
Inventory	1,937
Prepaid expenses and other current assets	1,599

Total current assets	17,453
Property and equipment, net	944
Other assets	159

Total assets	$18,556

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$10,220
Wages and related benefits	1,140
Accrued liabilities	5,191
Short-term debt	2,203

Total current liabilities	18,754
Total shareholders’ deficit	(198)

Total liabilities and shareholders’ deficit	$18,556

      In connection with these transactions, the Company incurred acquisition costs of approximately $3.3 million in the nine months ended September 30, 2004.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Purchased Intangible Assets

      The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2004
	Useful Life	Acquisitions

	(In years)	(In thousands)
Goodwill	N/A	$239,450
Purchased intangible assets (finite lives):
Completed technology	2	18,318
Customer relationships	2	6,345
Customer contracts	1	725
Other	2	1,543

		$266,381

In-Process Research and Development

      In-process research and development (“IPR&D”) totaled $63.8 million for the acquisitions completed in the nine months ended September 30, 2004. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price.

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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s purchase transactions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)
RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7
Zyray	WCDMA co-processor	80	1	5.6	24	25.9
Alphamosaic	Multimedia co- processor	50	1	11.5	21	11.3

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

Supplemental Pro Forma Data (Unaudited)

      The pro forma data of the Company set forth below gives effect to certain purchase transactions completed in 2004 as if they had occurred at the beginning of 2003 and includes amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma data for 2004 is a $3.4 million restructuring charge for the consolidation of excess facilities, related primarily to non-cancelable lease costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2003. For 2004 and 2003, no supplemental pro forma information is included for the acquisitions of RAIDCore, M-Stream or Gadzoox Networks, Inc. (acquired in March 2003) due to the immaterial effect of those acquisitions on the results of operations.

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands, except per
	share data)
Pro forma net revenue	$1,870,786	$1,137,857
Pro forma net income (loss)	182,069	(1,004,146)
Pro forma net income (loss) per share (basic)	.56	(3.40)
Pro forma net income (loss) per share (diluted)	.51	(3.40)

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

      The Company’s income tax expense of $27.5 million and $63.0 million for the three and nine months ended September 30, 2004, respectively, is based on an estimated annualized combined tax rate of 29.9%. The annualized combined tax rate for 2004 is lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. The Company’s income tax expense of $6.7 million and $22.7 million in the three and nine months ended September 30, 2003, respectively, primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses due to uncertainty regarding the future realization of such benefits.

      In 2003 the Internal Revenue Service commenced a routine examination of the Company’s tax returns for the 1999 and 2000 tax years. Management believes that the results of this examination will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of taxes, are as follows:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Net income (loss)	$147,604	$(965,946)
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net loss	—	137
Change in unrealized gain (loss) on investments, net of taxes	(3)	(61)
Translation adjustments	46	(167)

Total comprehensive income (loss)	$147,647	$(966,037)

      The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2004	2003

	(In thousands)
Accumulated unrealized gain (loss) on investments	$(1)	$2
Accumulated translation adjustments	679	633

Total accumulated other comprehensive income	$678	$635

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Impairment of Intangible Assets

      In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist the Company in the defense and settlement of ongoing and future intellectual property litigation. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an impairment of intangible assets in the unaudited condensed consolidated statements of operations in the nine months ended September 30, 2004.

7.	Restructuring Costs

      Activity and liability balances related to restructuring plans were as follows:

	2001	2002
	Restructuring	Restructuring
	Plan	Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Liabilities assumed in acquisitions(1)	—	3,411	3,411
Cash payments(2)	(4,531)	(5,568)	(10,099)

Restructuring liabilities at September 30, 2004	$13,828	$16,658	$30,486

(1)	Although not related to the Company’s 2002 restructuring plan, the Company recorded additional restructuring costs of approximately $3.4 million in connection with the Sand Video, WIDCOMM, Zyray and Alphamosaic acquisitions for the consolidation of excess facilities, relating primarily to non-cancelable lease costs. These costs were accounted for under EITF 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, recognized as a liability assumed in the purchase business combination and offset by a corresponding increase in goodwill. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the unaudited consolidated balance sheet.

(2)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities, which will be paid over the respective lease terms through 2010.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Settlement Costs

      The Company recorded $35.7 million in settlement costs in the three months ended September 30, 2004. Of this amount, $27.5 million was related to the settlement of various outstanding litigation matters, and the remaining $8.2 million reflects estimated settlement costs related to a claim arising from an acquisition. In November 2004 the Company reached an agreement in principle to settle such claim. Although the settlement has not yet been finalized, the Company was required to record estimated settlement costs at September 30, 2004 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. The Company recorded an additional $32.5 million in settlement costs in connection with various outstanding litigation matters in the six months ended June 30, 2004. For a more detailed discussion of the Company’s settled and outstanding litigation, see Note 9.

9.	Litigation

      Intellectual Property Proceedings. In April 2004 the Company and STMicroelectronics, Inc. entered into a comprehensive settlement agreement to settle all outstanding litigation between the companies. For a description of the settlement, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

      In June 2004 the Company and Microtune, Inc. agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. For a description of the settlement, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

      In September 2004 the Company entered into a settlement and cross-license agreement with Agere Systems Inc. to settle all outstanding litigation between the two companies. For a description of the legal proceedings with Agere that have been settled, see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004. Under the settlement, the companies agreed to dismiss all outstanding claims and counterclaims in the litigation with prejudice and entered into reciprocal releases covering all asserted and unasserted patent-related claims against the other party and its affiliates. In addition, the agreement includes a cross-license under the respective patent portfolios of each party and its affiliates.

      In April 2004 Lonestar Inventions, L.P. filed a complaint against the Company, Marvell Semiconductor, Inc. and Analog Devices, Inc. in the United States District Court for the Western District of Texas in Austin alleging that the Company and the other named defendants (i) infringe a single patent relating to circuit technology and (ii) induce infringement of such patent. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In September 2004 the Company and Lonestar entered into a settlement agreement and dismissed with prejudice all claims and counterclaims between them. Other terms of the settlement were not disclosed.

      Securities Litigation. From March through May 2001 the Company and three of its executive officers were served with a number of shareholder class action complaints alleging violations of the Securities Exchange Act of 1934, as amended. The essence of the allegations was that the defendants intentionally failed to disclose and properly account for the financial impact of performance-based warrants assumed in connection with five acquisitions consummated in 2000-2001, which plaintiffs allege had the effect of materially overstating the Company’s reported and future financial performance. In June 2001 the lawsuits were consolidated before the United States District Court for the Central District of California into a single action entitled In re Broadcom Corp. Securities Litigation. After denying the Company’s motion to dismiss the complaint and a motion for partial summary judgment as to some of the challenged disclosures, in

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2003 the court issued an order certifying a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions. The parties have completed fact discovery and are currently engaged in expert discovery. Defendants have filed five motions for partial summary judgment. Those motions are scheduled to be heard November 22, 2004. Plaintiffs have asserted that, if liability is found, damages may exceed $5 billion, which the Company vigorously disputes and believes to be substantially inflated. The court has scheduled a pre-trial conference in December 2004 and a trial beginning in January 2005. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.

      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by 47 persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the federal class action complaint. The parties have completed fact discovery and are currently engaged in expert discovery. In September 2004 Defendants filed two motions for summary judgment arguing that the plaintiffs had no damages or could not adequately prove their damages. The court denied one of those two motions, granted the other motion as to five plaintiffs, and sought additional briefing concerning the latter motion as to twenty-six plaintiffs. The parties have submitted that additional briefing, and the court has not set a further hearing on the motion. The parties have agreed that the court’s ruling granting or denying Defendants’ five motions for partial summary judgment pending in the In re Broadcom Corp. Securities Litigation class action will be binding in the Arenson matter as well. The court has scheduled a pre-trial conference in December 2004 and a trial beginning in January 2005. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.

      From March through June 2001 the Company, its then directors, and certain of its then officers were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. The parties have stipulated that the federal Aiken case will be stayed while the consolidated David derivative lawsuit proceeds in the California Superior Court. In October 2004 the parties’ attorneys executed a Stipulation of Settlement. The settlement involves, among other things, the adoption of certain corporate governance enhancements by the Company and the payment by the Company of $5.3 million in fees and expenses of the plaintiffs attorneys. The Company expects that such payment will be made or reimbursed by its directors’ and officers’ insurance carriers. No damages will be payable. The settlement set forth in the Stipulation was finally approved by the California Superior Court at a hearing held in November 2004. The settlement remains conditioned upon final dismissal of the federal action and payment by the Company of fees and expenses of the plaintiffs’ attorneys. If any of these conditions are not met by March 1, 2005, the Stipulation will be terminated unless the plaintiffs and defendants mutually agree to proceed with the Stipulation. Notwithstanding the settlement, the Company believes that the allegations in the derivative actions are without merit. If for any reason the conditions to settlement are not satisfied, the Company will continue to defend these actions vigorously.

      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the purported shareholder class action, purported shareholder derivative actions and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      General. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2004 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004.

      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. See the discussion of recent litigation settlements above and in Note 8. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

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

      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, our accounting estimates, assumptions and judgments, our dependence on a few significant customers for a substantial portion of our revenue, our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, the status of evolving technologies, the length of our sales cycles, the timing of new product introductions, the adoption of future industry standards, our ability to consummate acquisitions and integrate their operations successfully, the need for additional capital, the availability and pricing of third party semiconductor foundry and assembly capacity and raw materials, and the results of pending and possible future litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are described under the section below entitled “Risk Factors.” These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

      Net Revenue. We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets. We utilize independent foundries to manufacture all of our semiconductor products.

      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented over 97% of total net revenue in the three and nine months ended September 30, 2004 and 2003, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.

      The vast majority of our sales occur through the efforts of our direct sales force. However, sales made through distributors represented approximately 9.3% and 6.9% of our total net revenue in the three months ended September 30, 2004 and 2003, respectively, and 9.2% and 7.1% of our total net revenue in the nine months ended September 30, 2004 and 2003, respectively.

      The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	economic and market conditions in the semiconductor industry and the broadband communications markets;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to develop new sources of revenue to replace lost revenue from our declining Intel processor-based server chipset business;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

      For these and other reasons, our net revenue and results of operations in the three months ended September 30, 2004 and prior periods may not necessarily be indicative of future net revenue and results of operations.

      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Hewlett-Packard	12.1%	16.5%	13.4%	15.5%
Motorola	13.1	*	11.5	*
Dell	*	12.7	*	11.8
Five largest customers as a group	50.5	53.3	51.5	51.4

*	Less than 10% of net revenue.

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

      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percent of total net revenue was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Asia	13.4%	16.4%	15.4%	20.5%
Europe	5.8	5.6	6.3	6.4
Other	0.4	0.2	0.2	0.3

	19.6%	22.2%	21.9%	27.2%

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

      In January 2004 we completed the acquisition of RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software. In April 2004 we completed the acquisitions of Sand Video, Inc., a developer of advanced video compression semiconductor technology, and M-Stream, Inc., a developer of solutions for signal-to-noise ratio performance improvements in cellular handsets. In May 2004 we completed the acquisition of WIDCOMM, Inc., a provider of software solutions for Bluetooth® wireless products. In July 2004 we completed the acquisition of Zyray Wireless Inc., a developer of baseband co-processors addressing WCDMA (Wideband Code Division Multiple Access) cellular communications technology. In September 2004 we completed the acquisition of Alphamosaic Limited, a developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellphones and other mobile devices. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for details of each acquisition.

      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2004, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.

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

      All of our business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though we periodically reorganize our business groups based upon changes in customers, end markets or products, acquisitions, long term growth strategies, and the experience and bandwidth of our vice presidents/general managers, the common financial goals for each business group remain constant.

      Because we meet each of the criteria set forth in SFAS 131 and our four business groups as of September 30, 2004 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, and litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue, Gross Margin, Accounts Receivable and Inventory. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) our price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. In addition, we do not recognize revenue until all customer acceptance requirements have been met. These criteria are usually met at the time of product shipment. However, a portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is deferred until the distributors ship the product to end customers. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Goodwill and Purchased Intangible Assets. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Intangible Assets. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Strategic Investments. We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Strategic investments in which we hold less than a 20% voting interest and as to which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. The share prices of publicly traded securities have been volatile, and the value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value, with a corresponding loss recorded in other income (expense), net, in the statement of operations, when we believe an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value, (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee, and (iii) our intent and ability to retain our investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below its carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) the values of recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities that we hold, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have made such investments could result in losses or an inability to recover the carrying values of the investments that may not be reflected in the investments’ current carrying values, and could require future impairment charges.

•	Deferred Taxes. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.

•	Restructuring Charges. We have undertaken, and we may in the future undertake, significant restructuring initiatives, which have required or may require us to develop formalized plans for exiting certain business activities and/or facilities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance, complexity, and timing of the execution of such activities, we periodically reassess the estimates we made at the time the original decisions were made. Through 2002 the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid through the termination of the lease and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, operating costs until termination and/or offsetting sublease revenues may be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. We periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. From 2003 forward, the accounting rules require us to record any future provisions and charges at fair value in the period in which they are incurred. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in amounts previously recorded.

•	Litigation and Settlement Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected, and we may be required to make future royalty payments, which could adversely impact gross margins in future periods. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate a range of loss associated with such litigation, we would record at least the minimum estimated liability. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

      The following table sets forth certain Statement of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.8	51.1	49.6	52.7

Gross profit	50.2	48.9	50.4	47.3
Operating expense:
Research and development(1)	19.2	25.9	19.8	28.3
Selling, general and administrative(1)	8.3	11.8	8.7	12.3
Stock-based compensation	1.9	17.2	3.3	19.2
Amortization of purchased intangible assets	0.2	0.1	0.1	0.3
In-process research and development	5.8	—	3.4	—
Settlement costs	5.5	—	3.6	15.8
Impairment of goodwill and intangible assets	—	—	1.0	38.8
Stock option exchange	—	—	—	18.4
Restructuring costs	—	—	—	0.3

Income (loss) from operations	9.3	(6.1)	10.5	(86.1)
Interest income, net	0.7	0.3	0.5	0.5
Other income, net	1.0	5.9	0.3	2.2

Income (loss) before income taxes	11.0	0.1	11.3	(83.4)
Provision for income taxes	4.2	1.6	3.4	2.0

Net income (loss)	6.8%	(1.5)%	7.9%	(85.4)%

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense. See Unaudited Condensed Consolidated Statements of Operations, included in Part I, Item 1 of this Report.

Net Revenue, Cost of Revenue and Gross Profit

      The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Net revenue	$646,515	100.0%	$425,633	100.0%	$220,882	51.9%
Cost of revenue	322,039	49.8	217,708	51.1	104,331	47.9

Gross profit	$324,476	50.2%	$207,925	48.9%	$116,551	56.1

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Net revenue	$1,861,220	100.0%	$1,130,976	100.0%	$730,244	64.6%
Cost of revenue	922,999	49.6	596,581	52.7	326,418	54.7

Gross profit	$938,221	50.4%	$534,395	47.3%	$403,826	75.6

      Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following tables present the contribution to the increase in net revenue in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 from each of our major target markets:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Enterprise networking	$295,724	45.8%	$245,424	57.7%	$50,300	20.5%
Broadband communications	218,810	33.8	97,132	22.8	121,678	125.3
Mobile and wireless	131,981	20.4	83,077	19.5	48,904	58.9

Net revenue	$646,515	100.0%	$425,633	100.0%	$220,882	51.9

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Enterprise networking	$883,042	47.4%	$651,736	57.6%	$231,306	35.5%
Broadband communications	605,029	32.5	262,283	23.2	342,746	130.7
Mobile and wireless	373,149	20.1	216,957	19.2	156,192	72.0

Net revenue	$1,861,220	100.0%	$1,130,976	100.0%	$730,244	64.6

      The growth in net revenue resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.

      Our enterprise networking products include Ethernet controllers, physical layer devices and switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modem, digital cable set-top box, direct broadcast satellite, personal video recording and DSL applications. Our mobile and wireless products include wireless LAN, cellular, Bluetooth and VoIP solutions. We currently anticipate that total net revenue in the three months ending December 31, 2004 will decrease by approximately 16% to 18% from the level achieved in the three months ended September 30, 2004. Of this anticipated decrease, approximately 35% is attributable to an expected decrease in shipments of our Intel processor-based server chipsets. The remaining balance is primarily due to our customers’ excess inventory positions in direct broadcast satellite, personal video recording and enterprise networking products, which are expected to result in a decrease in customer purchase orders in the three months ending December 31, 2004.

      We recorded rebates to certain customers in the amounts of $74.1 million and $40.8 million in the three months ended September 30, 2004 and 2003, respectively, and $206.8 million and $113.4 million in the nine months ended September 30, 2004 and 2003, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue, or EITF, No. 01-9, Accounting for Consideration Given by a Vendor to Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of potential rebates based upon the terms of our rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates in absolute dollars will vary in future periods based on the level of overall sales to customers who participate in our rebate programs. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

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

      The increase in absolute dollars of gross profit in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 resulted primarily from the 51.9% growth in net revenue. Gross profit as a percentage of net revenue increased from 48.9% to 50.2% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The primary factors that resulted in this 1.3 percentage point improvement in gross profit as a percentage of net revenue were a 1.5 percentage point improvement in product margin primarily due to changes in product mix, and decreases in stock-based compensation expense and the amortization of purchased intangible assets which improved gross profit as a percentage of net revenue by 0.3 and 0.4 percentage points, respectively. These improvements were offset by an increase in the provision for excess and obsolete inventory of 0.4 of a percentage point.

      The increase in absolute dollars of gross profit in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 resulted primarily from the 64.6% growth in net revenue. Gross profit as a percentage of net revenue increased from 47.3% to 50.4% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The primary factors that resulted in this 3.1 percentage point improvement in gross profit as a percentage of net revenue were a 2.3 percentage point improvement in product margin primarily due to changes in product mix, and decreases in stock option exchange expense, stock-based compensation expense and the amortization of purchased intangible assets which improved gross profit as a percentage of net revenue by 1.0, 0.4 and 0.8 percentage points, respectively. These improvements were offset by an increase in the provision for excess and obsolete inventory of 1.0 percentage point.

      We increased our provision for excess and obsolete inventory in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 as a result of an increase in inventory. The primary factors that resulted in the increase in inventory were the buildup of buffer inventory based upon our forecast of future demand for certain key products and the expansion of inventory in response to higher levels of purchase orders received from our customers. Our inventory levels are determined based on these factors as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels and may require us to make additional provisions.

      The following tables present detail of non-cash expenses incurred in manufacturing operations for the three and nine months ended September 30, 2004 and 2003 that are included in cost of revenue:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)
Stock-based compensation expense	$1	0.0%	$1,103	0.2%	$(1,102)	(99.9)%
Amortization of purchased intangible assets	3,782	0.6	4,058	1.0	(276)	(6.8)

	$3,783	0.6%	$5,161	1.2%	$(1,378)	(26.7)

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)
Stock-based compensation expense	$1,272	0.1%	$5,475	0.5%	$(4,203)	(76.8)%
Amortization of purchased intangible assets	9,228	0.5	14,584	1.3	(5,356)	(36.7)
Stock option exchange expense	—	—	11,454	1.0	(11,454)	(100.0)

	$10,500	0.6%	$31,513	2.8%	$(21,013)	(66.7)

      The decrease in stock-based compensation expense in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At September 30, 2004 the unamortized balance of deferred compensation that will be amortized to cost of revenue through 2007 was approximately $0.3 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation.

      The decrease in amortization of purchased intangible assets in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was the result of fewer purchased intangible assets being amortized. At September 30, 2004 the unamortized balance of completed technology that will be amortized to future cost of revenue was approximately $15.8 million, of which $3.6 million, $9.2 million and $3.0 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively.

      We incurred approximately $11.5 million in stock option exchange expense in the nine months ended September 30, 2003. There were no comparable charges incurred in the nine months ended September 30, 2004.

      Gross profit has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins. Our gross profit may also be impacted by additional stock based compensation expense and amortization of purchased intangible assets related to future acquisitions. We anticipate that gross profit as a percentage of net revenue in the three months ending December 31, 2004 will be consistent with or decrease slightly compared to the three months ended September 30, 2004.

Research and Development and Selling, General and Administrative Expenses

      The following tables present research and development and selling, general and administrative expenses for three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Research and development	$123,935	19.2%	$110,282	25.9%	$13,653	12.4%
Selling, general and administrative	53,743	8.3	50,076	11.8	3,667	7.3

	$177,678	27.5%	$160,358	37.7%	$17,320	10.8

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change

	(In thousands, except percentages)
Research and development	$367,666	19.8%	$319,783	28.3%	$47,883	15.0%
Selling, general and administrative	161,290	8.7	138,808	12.3	22,482	16.2

	$528,956	28.5%	$458,591	40.6%	$70,365	15.3

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

      The increase in research and development expense in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 in absolute dollars resulted primarily from increases of $9.3 million and $31.4 million in personnel-related expenses, respectively. The increase in personnel-related expenses was primarily due to a 21.6% increase in the number of employees engaged in research and development activities since September 30, 2003 through acquisitions and hiring. In addition, in both periods in 2004, there were increases in facilities, outsourced engineering and engineering design tool expenses. Based upon past experience, we anticipate that research and development expense in absolute dollars will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending December 31, 2004 will remain consistent with or increase slightly as compared to the three months ended September 30, 2004.

      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 730 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.

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

      The increase in selling, general and administrative expense in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 in absolute dollars resulted primarily from increases of $7.2 million and $17.2 million in personnel-related expenses, respectively. The increase in personnel-related expenses was primarily due to a 23.8% increase in the number of employees engaged in selling, general and administrative activities since September 30, 2003 through acquisitions and hiring. In addition, in both periods in 2004, there were increases in expenses for travel and entertainment, facilities expenses, advertising costs and accounting fees, which were partially offset by decreases in legal expense. Based upon past experience, we anticipate that selling, general and administrative expense in absolute dollars will continue to increase over the long term to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and future litigation. We anticipate that selling, general and administrative expense in the three months ending December 31, 2004 will decrease slightly due to an expected decrease in litigation expenses.

Stock-Based Compensation Expense

      The following tables present stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the three and nine months ended September 30, 2004 and 2003, which expense was segregated from the presentation of those items in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$9,860	1.5%	$66,363	15.6%	$(56,503)	(85.1)%
Selling, general and administrative	2,634	0.4	6,828	1.6	(4,194)	(61.4)

	$12,494	1.9%	$73,191	17.2%	$(60,697)	(82.9)

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$53,020	2.8%	$180,623	16.0%	$(127,603)	(70.6)%
Selling, general and administrative	9,124	0.5	36,102	3.2	(26,978)	(74.7)

	$62,144	3.3%	$216,725	19.2%	$(154,581)	(71.3)

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

      The decrease in stock-based compensation expense in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At September 30, 2004 the unamortized balance of deferred compensation was approximately $50.3 million, substantially all of which will be amortized to research and development and selling, general and administrative expenses through 2008. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with future acquisitions, our operating expenses would be increased by its amortization.

Amortization of Purchased Intangible Assets

      The following tables present amortization of purchased intangible assets related to research and development and selling, general and administrative activities for the three and nine months ended September 30, 2004 and 2003, which amortization was segregated from the presentation of those items in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Selling, general and administrative	$1,296	0.2%	$492	0.1%	$804	163.4%

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Research and development	$—	—%	$815	0.1%	$(815)	(100.0)%
Selling, general and administrative	2,127	0.1	2,377	0.2	(250)	(10.5)

	$2,127	0.1%	$3,192	0.3%	$(1,065)	(33.4)

      The increase in amortization of purchased intangible assets in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was the result of newly acquired purchased intangible assets being amortized in the current period.

      At September 30, 2004 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $6.4 million, of which $1.6 million, $3.6 million and $1.2 million are expected to be amortized in the remainder of 2004 and in 2005 and 2006, respectively. However, if we acquire purchased intangible assets in the future, our operating expenses would be increased by the amortization of those assets.

In-Process Research and Development

      IPR&D totaled $37.3 million and $63.8 million for the acquisitions completed in the three and nine months ended September 30, 2004, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price. There were no comparable charges incurred in the three and nine months ended September 30, 2003.

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

      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for our purchase transactions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)
RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7
Zyray	WCDMA baseband co-processor	80	1	5.6	24	25.9
Alphamosaic	Multimedia co- processor	50	1	11.5	21	11.3

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

Settlement Costs

      The following tables present settlement costs for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Settlement costs	$35,700	5.5%	$—	—%	$35,700	—%

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Settlement costs	$68,200	3.6%	$178,302	15.8%	$(110,102)	(61.8)%

      We recorded $35.7 million in settlement costs in the three months ended September 30, 2004. Of this amount, $27.5 million was related to the settlement of various outstanding litigation matters, and the remaining $8.2 million reflects estimated settlement costs related to a claim arising from an acquisition. In November 2004 we reached an agreement in principle to settle such claim. Although the settlement has not yet been finalized, we were required to record estimated settlement costs at September 30, 2004 in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. We recorded an additional $32.5 million in settlement costs in connection with various outstanding litigation matters in the six months ended June 30, 2004. For a more detailed discussion of our settled and outstanding litigation, see Note 9 of Notes to Unaudited Condensed Consolidated Financials Statements.

      During the nine months ended September 30, 2003, we incurred settlement costs of approximately $178.3 million. For a complete description of our 2003 settlement costs, please refer to Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

Impairment of Goodwill and Intangible Assets

      The following table presents impairment of goodwill and intangible assets for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

(In thousands, except percentages)
Impairment of goodwill and intangible assets	$18,000	1.0%	$438,611	38.8%	$(420,611)	(95.9)%

      In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist us in the defense and settlement of ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also do not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because the carrying amount of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed a recoverability test in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expense over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expense that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an impairment of intangible assets in the unaudited condensed consolidated statements of operations in the nine months ended September 30, 2004.

      During the nine months ended September 30, 2003, we determined there were indicators of impairment for two of our reporting units and subsequently recorded a charge of $438.6 million to write down the value of goodwill associated with those reporting units. For a complete description of our 2003 impairment of goodwill and intangible assets, please refer to Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock Option Exchange Expense

      In April 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. In connection with this offering we recorded a stock option exchange expense for employees engaged in research and development and selling, general and administrative activities in the amount of $209.3 million in the nine months ended September 30, 2003. No comparable charges were incurred in the nine months ended September 30, 2004. For a complete description of our 2003 stock option exchange, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

Restructuring Costs

      Activity during the nine months ended September 30, 2004 and the related liability balances to our restructuring plans were as follows:

	2001	2002
	Restructuring	Restructuring
	Plan	Plan	Total

	(In thousands)
Restructuring liabilities at December 31, 2003	$18,359	$18,815	$37,174
Liabilities assumed in acquisitions(1)	—	3,411	3,411
Cash payments(2)	(4,531)	(5,568)	(10,099)

Restructuring liabilities at September 30, 2004	$13,828	$16,658	$30,486

(1)	Although not related to our 2002 restructuring plans, we recorded additional restructuring costs of approximately $3.4 million in connection with the Sand Video, WIDCOMM, Zyray and Alphamosaic acquisitions for the consolidation of excess facilities, relating primarily to non-cancelable lease costs. These costs were accounted for under EITF 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, recognized as a liability assumed in the purchase business combination and offset by a corresponding increase in goodwill. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the unaudited consolidated balance sheet.

(2)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.

      All of the restructuring liabilities above relate to consolidation of excess facilities, which will be paid over the respective lease terms through 2010.

Other Income and Expense

      The following tables present other income and expense for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$4,365	0.7%	$1,481	0.3%	$2,884	194.7%
Other income, net	6,952	1.0	25,000	5.9	(18,048)	(72.2)

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$8,982	0.5%	$4,981	0.5%	$4,001	80.3%
Other income, net	6,552	0.3	24,953	2.2	(18,401)	(73.7)

      The increase in interest income, net, in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was primarily the result of an increase in both our cash and marketable securities balances, higher interest rates and the elimination of our credit facility in December 2003. The decrease in other income, net, was primarily the result of realizing a gain from a strategic investment in the amount of $24.4 million in the three and nine months ended September 30, 2003.

Provision for Income Taxes

      The following tables present the provision for income taxes for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Provision for income taxes	$27,462	4.2%	$6,663	1.6%	$20,799	312.2%

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Provision for income taxes	$62,958	3.4%	$22,656	2.0%	$40,302	177.9%

      Our income tax expense in the three and nine months ended September 30, 2004 is based on an estimated annualized combined tax rate of 29.9%. This annualized combined tax rate for 2004 is lower than the 35% federal statutory tax rate primarily due to foreign earnings taxed at less than the federal statutory tax rate. Our income tax expense in the three and nine months ended September 30, 2003 primarily reflected taxes on certain foreign operations, with no income tax benefit recorded for 2003 domestic tax losses due to uncertainty regarding the future realization of such benefits. We utilize the liability method of accounting for income taxes as set forth in SFAS 109.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets in the three and nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities on Hand

      The following table presents working capital and cash and marketable securities on hand:

	September 30,	December 31,
	2004	2003	Increase

	(In thousands)
Working capital	$946,685	$492,227	$454,458

Cash and cash equivalents	$779,513	$558,669	$220,844
Short-term marketable securities	233,195	47,296	185,899
Long-term marketable securities	92,264	36,405	55,859

	$1,104,972	$642,370	$462,602

      Our working capital increased in the nine months ended September 30, 2004 primarily from cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan, offset in part by cash paid in purchase transactions and the purchase of long-term marketable securities and property and equipment.

      Cash Provided and Used in the Nine Months Ended September 30, 2004 and 2003. Cash and cash equivalents increased to $779.5 million at September 30, 2004 from $558.7 million at December 31, 2003 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

      During the nine months ended September 30, 2004 our operating activities provided $349.5 million in cash. This was primarily the result of net income of $147.6 million and $269.0 million in net non-cash operating expenses, offset in part by net cash used of $67.1 million from changes in operating assets and liabilities. Non-cash operating expenses included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets, and tax benefit from stock plans. In the nine months ended September 30, 2003 our operating activities provided $3.4 million in cash as we had a net loss of $965.9 million and net cash used of $45.9 million related to changes in net operating assets and liabilities. These were more than offset by $1.015 billion in net non-cash operating expenses. Non-cash operating expenses included in net loss in the nine months ended September 30, 2003 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, stock option exchange expense, certain settlement costs, certain restructuring charges and development revenue.

      Accounts receivable increased $58.7 million to $278.8 million in the nine months ended September 30, 2004. The increase in accounts receivable was primarily the result of the $167.4 million increase in net revenue for the three months ended September 30, 2004 to $646.5 million, as compared to $479.1 million in the three months ended December 31, 2003. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

      Inventories increased $73.5 million to $177.5 million in the nine months ended September 30, 2004, primarily due to the buildup of buffer inventory based upon our forecast of future demand for certain key products and an expansion of inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will be determined based on these factors as well as the stage in which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

      Investing activities used cash of $344.5 million in the nine months ended September 30, 2004, which was primarily the result of $241.8 million used in the net purchase of marketable securities, $74.8 million net cash paid in purchase transactions, the purchase of $30.9 million of capital equipment to support our operations and the purchase of $2.2 million of strategic investments offset by $5.2 million in net proceeds received from the sale of strategic investments. Investing activities provided cash of $63.1 million in the nine months ended September 30, 2003, which was primarily the result of $76.8 million in net proceeds received upon the maturity of marketable securities and $28.2 million net proceeds received from the sale of strategic investments, offset in part by the purchase of $36.0 million of capital equipment to support our operations and the purchase for $5.9 million of the net assets of a business.

      Our financing activities provided $215.8 million in cash in the nine months ended September 30, 2004, which was primarily the result of $215.1 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. Financing activities provided cash of $13.0 million in the nine months ended September 30, 2003, which was primarily the result of $98.3 million in net proceeds received from issuance of common stock upon exercise of stock options, offset in part by $86.2 million in payments of debt and other obligations.

      Due to the increase in the price of our Class A common stock, a greater number of employees exercised stock options and we received more proceeds from the exercise of stock options in the nine months ended September 30, 2004 than was the case in the nine months ended September 30, 2003. The timing and number of stock option exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past.

      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2004:

	Payment Obligations by Year

	Remaining					There-
	2004	2005	2006	2007	2008	after	Total

	(In thousands)
Operating leases	$18,074	$68,427	$48,369	$25,796	$26,288	$43,231	$230,185
Inventory and other related purchase obligations	111,611	641	—	—	—	—	112,252
Other purchase obligations	31,455	5,247	3,853	2,248	—	—	42,803
Restructuring liabilities	3,436	10,429	5,895	4,507	2,499	3,720	30,486
Accrued settlement payments	33,200	2,000	2,000	2,000	2,000	—	41,200

Total	$197,776	$86,744	$60,117	$34,551	$30,787	$46,951	$456,926

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2014.

      Inventory and other related purchase obligations are comprised of purchase committments for silicon wafers and assembly and test services. We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance. We expect to receive and pay for these materials and services within the next six months. Our subcontractor relationships allow for the cancellation of outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation.

      Other purchase obligations are comprised of purchase commitments for lab test equipment, computer hardware, information systems infrastructure and other purchase commitments in the ordinary course of business.

      Our restructuring liabilities consist of estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our unaudited condensed consolidated balance sheet.

      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in January and September 2004. These liabilities are included in our consolidated balance sheet.

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

      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or to obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	capital commitments for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry capacity and packaging materials;

•	litigation expenses, settlements and judgments;

•	expenses related to our restructuring plans;

•	the effectiveness of our expense and product cost control;

•	the level of cash generated from the net proceeds received from issuances of common stock upon exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and general economic slowdowns and related uncertainties.

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

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, we currently anticipate that our net revenue for the three months ending December 31, 2004 will decrease by approximately 16% to 18% over the level achieved in the three months ended September 30, 2004. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and the broadband communications markets;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our ability to develop new sources of revenue to replace lost revenue from our declining Intel processor-based server chipset business;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to scale our operations in response to changes in demand for our products and services;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify opportunities in new markets;

•	a possible adverse outcome in or the settlement of our pending securities litigation or other litigation;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products;

•	our ability to secure sufficient capacity at third party semiconductor foundries and sufficient packaging materials from the third party subcontractors that assemble and test substantially all of our products;

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control; and

•	changes in accounting rules, such as the proposed change regarding recording expenses for employee stock options and other stock-based compensation.

      We continue to derive a larger portion of our product revenue from relatively newer markets. We expect new product lines to continue to account for a high percentage of our future sales. These markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams from and the sustainability of such newer markets.

      Additionally, rapid changes in our markets and across our product areas make it difficult for us to estimate the impact of seasonal factors on our business. We believe that we may become subject to some seasonality in demand for our solutions that are designed for use in consumer products, such as desktop and notebook computers, cellphones and other mobile communication devices, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, which may result in fluctuations in our quarterly operating results.

      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability.

      In the last three years, worldwide economic conditions experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We have recently experienced a slowdown in orders that we believe is attributable in substantial part to excess inventory held by certain of our customers. We cannot predict the timing, strength or duration of any economic recovery, worldwide or in the broadband communications markets. If the economy or the broadband communications markets in which we operate do not recover, our business, financial condition and results of operations will likely be materially and adversely affected.

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

      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks business may not be successful.

      In the past few years, a substantial portion of our total net revenue has been derived from our chipset business for servers based on Intel®processors. However, in 2003 that business experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. During the three months ended September 30, 2004, we experienced the first real impact of the long-anticipated decline in our Intel processor-based server chipset business, and we anticipate a steeper decline in that business going forward. We are now pursuing strategies to diversify our revenue stream beyond Intel-based platforms and develop alternative sources of revenue for the business. Our new areas of focus are alternative server I/ O chipset platforms and the storage market. During the three months ended September 30, 2004, we continued to develop server platform products that support the AMD OpteronTM processor; however, these products are not expected to generate any substantial revenue until the second half of 2005. We cannot assure you that these strategies will be successful and it is likely that we will not be able to make up the loss of revenue from our Intel processor-based server chipset business in the near term. If our strategies to reposition our server chipset business are not successful, or if revenues from our other businesses do not increase, our revenue, revenue growth rate and results of operations will be adversely affected.

We may be unable to retain, motivate and attract key senior management and technical personnel, which could seriously harm our business.

      In October 2004 our Board of Directors named Scott A. McGregor as President and Chief Executive Officer of Broadcom, effective January 3, 2005. Mr. McGregor will succeed our current President and CEO Alan E. Ross, who will retire from these positions but remain a Director upon Mr. McGregor’s arrival. The integration of Mr. McGregor into our business and operations, and any adjustments or changes that may be implemented by Mr. McGregor following his assumption of duties on a full-time basis at Broadcom, may require the substantial attention of our Board of Directors and senior management personnel.

      Our future success also depends to a significant extent upon the continued service of other key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service, although we do have limited retention arrangements in place with certain executives. See Part II, Item 5 of this Report. The loss of the services of Dr. Samueli or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense.

      Stock options generally comprise a significant portion of our compensation packages for all employees. In April and May 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that the stock option exchange program will result in increased retention of those employees, or that we will be able to continue to attract, retain and motivate employees if our Class A common stock experiences another substantial price decline.

      We have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units. This shift in our compensation policies will increase operating expenses. A requirement to expense stock options awarded to employees would lead to increased operating expenses. We cannot be certain that the changes in our cash compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Hewlett-Packard	12.1%	16.5%	13.4%	15.5%
Motorola	13.1	*	11.5	*
Dell	*	12.7	*	11.8
Five largest customers as a group	50.5	53.3	51.5	51.4

*	Less than 10% of net revenue.

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

      We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect their decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.

      In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. We may have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

If we fail to scale our operations in response to changes in demand for our products and services, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 3,304 employees, including contractors, as of September 30, 2004. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. Although we have recently implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system, we anticipate that we will need to continue to implement a variety of new and upgraded operational and financial systems, such as a new material requirements planning, or MRP, system, as well as additional procedures and controls and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to accomplish these endeavors in a timely manner, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

      A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2004, we acquired 28 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.

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

      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. We have in effect an acquisition shelf registration statement on SEC Form S-4 that enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may make from time to time. Any additional issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

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

      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold over 730 U.S. patents and have filed over 2,700 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on the adopted standards.

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

      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past and may in the future engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, including our customers. This litigation has in the past been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert management’s attention from the operation of the business, which could negatively impact our operations.

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims against us could result in significant costs and diversion of management and personnel resources.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties who claim that our products have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of production and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that we have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. Additionally, we have in the past sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if at all.

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

      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 19.6% of our net revenue for the three months ended September 30, 2004 was derived from sales to independent customers outside the United States. (Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of companies that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States.)

      We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations represented approximately 79.9% of our net revenue in the three months ended September 30, 2004. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, India, Israel, the Netherlands, Taiwan and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

      Moreover, the seasonality of international sales and economic conditions in our primary overseas markets, particularly in Asia, may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

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

      In September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. In addition, two of our third-party foundry subcontractors are currently engaged in litigation against one another. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, suffers an adverse outcome in pending litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed most of our products to be manufactured in .25 micron, .22 micron, .18 micron and .13 micron geometry processes. In the future, we expect to migrate some of our products to 90-nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

      We and our independent registered public accounting firm are evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

      Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls as of December 31, 2004. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, OEMs who purchase PC components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

We may experience difficulties in implementing or enhancing new information systems.

      We recently implemented a new ERP information system to manage our business operations and a new HRM system, and we intend to implement a new MRP information system. The implementation and migration to these new systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and process all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP, MRP or HRM systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock. In addition, if any of the providers of our information systems do not choose to continue supporting the systems we have implemented, we may be forced to switch to a new information system, which could result in any or all of the disruptions listed above.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

      In March 2004, the Financial Accounting Standards Board issued an exposure draft to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. A final standard is expected to be issued by the end of 2004 and to be effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

      As of September 30, 2004 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 18.3% of our outstanding common stock and held 66.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of September 30, 2004 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 17.2% of our outstanding common stock and held 65.0% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer or otherwise, open market purchases or other purchases of our Class A common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2004 the carrying value of our cash and cash equivalents approximated fair value.

      Our marketable debt securities, consisting of commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable debt securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income. Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than one year. As of September 30, 2004 the carrying value and fair value of these securities were approximately $325.5 million and $325.1 million, respectively. The fair value of our marketable debt securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

      The carrying amount, principal maturity and estimated fair value of our marketable debt securities as of September 30, 2004 and December 31, 2003, respectively, were as follows:

	Carrying	Maturity
	Amount					Fair Value
	9/30/04	2004	2005	2006	2007	9/30/04

	(In thousands, except interest rates)
Investments as of September 30, 2004
Cash equivalents	$202,951	$202,951	$—	$—	$—	$202,919
Weighted average interest rate	1.69%	1.69%	—	—	—
Marketable debt securities	$325,459	$71,585	$175,550	$55,071	$23,253	$325,141
Weighted average interest rate	2.20%	1.92%	2.09%	2.52%	3.12%

	Carrying	Maturity
	Amount				Fair Value
	12/31/03	2004	2005	2006	12/31/03

	(In thousands, except interest rates)
Investments as of December 31, 2003
Cash equivalents	$64,299	$64,299	$—	$—	$64,299
Weighted average interest rate	1.15%	1.15%	—	—
Marketable debt securities	$83,701	$47,296	$17,273	$19,132	$84,050
Weighted average interest rate	2.20%	2.08%	2.26%	2.46%

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

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

      We are completing our detailed assessment of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have identified changes that need to be made to our internal controls, primarily related to better documentation of the performance of certain controls. We believe the changes made during the three months ended September 30, 2004 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal controls over financial reporting. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      In the three months ended September 30, 2004 we issued an aggregate of 7,565,836 unregistered shares of our Class A common stock. Details of such issuances are set forth below.

      In connection with our July 2004 acquisition of Zyray Wireless Inc., we issued 1,894,221 shares of our Class A common stock in exchange for all outstanding shares of Zyray capital stock. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). The issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

      In connection with our September 2004 acquisition of Alphamosaic Limited, we issued 4,172,537 shares of our Class A common stock, and made cash payments aggregating approximately $2.7 million, in exchange for all outstanding shares of Alphamosaic capital stock and all shares issuable upon exercise of outstanding employee stock options of Alphamosaic. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Based upon the small number of holders of Alphamosaic capital stock receiving shares of our Class A common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering. We have also assumed obligations under a long term incentive plan that could result in the issuance of up to approximately 141,000 additional shares of our Class A common stock to Alphamosaic employees.

      In the three months ended September 30, 2004, we issued an aggregate of 1,499,078 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. We have two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of Broadcom’s Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

      All issuances described above that occurred between July 1, 2004 and September 17, 2004 were previously reported on our Current Report on Form 8-K filed with the SEC on September 23, 2004.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      On November 8, 2004 we entered into a letter agreement with Bruce E. Kiddoo, Broadcom’s Vice President and Corporate Controller, and Andrew J. Pease, Broadcom’s Vice President of Worldwide Sales, which provides each executive certain benefits under a special retention program.

      Pursuant to each agreement, if we terminate the executive’s employment other than for cause or disability, or if the executive terminates his employment with Broadcom for good reason, within nine months of a triggering event, and the executive’s employment is not terminated automatically as a result of his death, we will continue to pay him his then current base salary and will continue to provide benefits for a one year period measured from his termination date. Broadcom will also pay the executive certain cash bonuses applicable to him. Also, the executive’s outstanding stock options and any other equity awards will immediately vest as if he had completed an additional 24 months of service with the company and will be exercisable for 24 months from the date of termination. The agreement also provides that if the executive’s employment is terminated at any time during its term by reason of his disability or death, then the unvested portion of any outstanding stock options and any other equity awards granted to him by Broadcom on or after the date of the agreement will immediately vest in full upon termination. For purposes of each agreement, a “triggering event” includes a change in control of Broadcom or the assumption of duties on a full-time basis by a new Chief Executive Officer of Broadcom.

      In August 2004 we entered into substantially similar agreements with the following executive officers: David A. Dull, Broadcom’s Vice President of Business Affairs, General Counsel and Secretary, Vahid Manian, Broadcom’s Vice President of Manufacturing Operations, and William J. Ruehle, Broadcom’s Vice President and Chief Financial Officer.

Item 6.	Exhibits

      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10.1	1998 Stock Incentive Plan form of Stock Option Agreement.
10.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.
10.3	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.4	1998 Stock Incentive Plan Notice of Grant of Stock Option for option grants made to Alan E. Ross on July 20, 2003 and January 11, 2004.
10.5	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.

10.6	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.
10.7	Restricted Stock Unit Award Agreement dated September 9, 2004 between the registrant and Alan E. Ross.
10.8	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.
10.9	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement with Automatic Share Withholding.
10.10	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.11	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.12	Third Amendment to Industrial Lease (Single Tenant; Net) dated as of December 19, 2003 between the registrant and the Irvine Company.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

November 9, 2004

EXHIBIT INDEX

Number	Exhibit Title

10.1	1998 Stock Incentive Plan form of Stock Option Agreement.
10.2	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.
10.3	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.4	1998 Stock Incentive Plan Notice of Grant of Stock Option for option grants made to Alan E. Ross on July 20, 2003 and January 11, 2004.
10.5	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.6	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.
10.7	1998 Stock Incentive Plan Restricted Stock Unit Award Agreement dated September 9, 2004 between the registrant and Alan E. Ross.
10.8	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.
10.9	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement with Automatic Share Withholding.
10.10	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.11	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.
10.12	Third Amendment to Industrial Lease (Single Tenant; Net) dated December 19, 2003 between the registrant and the Irvine Company.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.