Form 10-K
period 2004-12-31
BROADCOM CORP
filed 2005-03-01
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,202,995,163 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
      The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock. As of December 31, 2004 there were 273,112,763 shares of Class A common stock and 57,395,782 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2005 Annual Meeting of Shareholders to be filed on or before March 29, 2005. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Broadcom®, the pulse logo, Blutonium®, BroadVoice®, NetXtreme®, QAMLink®, QuadSquad®, ServerWorks®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, Videocore®, 54gtm, 125 High Speed Modetm, AirForcetm, AirForce Onetm, BladeRunnertm, BroadRangetm, CryptoNetXtm, FirePathtm, InConcerttm, NetXtreme IItm, ROBOswitch-plustm, ROBO-HStm, SecureEasySetuptm, StrataSwitch IItm, StrataXGS IIItm and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or tradenames mentioned are the property of their respective owners.
©2005 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

CAUTIONARY STATEMENT
      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the market acceptance and performance of our products; our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans; the competitive nature of and anticipated growth in our markets; our ability to achieve further product integration; the status of evolving technologies and their growth potential; the timing of new product introductions; the adoption of future industry standards; our dependence on a few key customers for a substantial portion of our revenue; our ability to migrate to smaller process geometries; manufacturing capacity; our ability to consummate acquisitions and integrate their operations successfully; the need for additional capital; inventory and accounts receivable levels; and our success in pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
PART I

Item 1.	Business
Overview
      Broadcom Corporation is a global leader in wired and wireless broadband communications semiconductors. Our products enable the convergence of high-speed data, high definition video, voice and audio at home, in the office and on the go. Broadcom provides manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices with complete system-on-a-chip and software solutions. Our diverse product portfolio addresses every major broadband communications market, and includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/ Otm server solutions.
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
Industry Environment and Our Business
      Over the past two decades communications technologies have evolved dramatically in response to the proliferation of the Internet and the emergence of new data-intensive computing and communications applications. These new applications include high-speed Internet web browsing, online audio and video communication, high definition television, corporate networking and information systems, wireless networking, and mobile voice and data connectivity. This evolution has also changed the ways in which we communicate. We can now access and communicate information via wired and wireless networks through a variety of electronic devices, including personal computers, digital cable and satellite set-top boxes, high definition televisions, handheld computing devices such as personal digital assistants, or PDAs, and cellular phones. These applications and devices require increasingly higher processing speeds and information transfer rates within the computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.
      This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets, and has created the need for new generations of integrated circuits. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Today all electronic products use integrated circuits, and they are essential components of personal computers, wired and wireless voice and data communications devices, networking products and home entertainment equipment.
      The broadband transmission of digital information over existing wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as complex signal processing, converting digital data to and from analog signals, and switching and routing of packets of information over Internet Protocol, or IP, based networks. Solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s broadband marketplace. These requirements are best addressed by new generations of highly integrated mixed-signal devices. These devices combine complex analog, digital, and in many cases, radio frequency functions onto a single integrated circuit, and can be manufactured in high volumes using cost-effective process technologies.
Target Markets and Broadcom® Products
      We design, develop and supply a diverse portfolio of products targeted to every significant broadband communications market. Our semiconductor solutions are ubiquitous, embedded in cable and DSL modems and digital set-top boxes in the home, networking equipment in the enterprise, wireless-enabled laptop and desktop computers and advanced PDAs and cellular phones, among other wired and wireless equipment.
      The following is a brief description of each of our target markets and the silicon solutions that we provide for each market.

Broadband Communications

Cable Modems
      Unlike traditional dial-up modems that provide online access through the public telephone system, cable modems provide users high-speed Internet access through a cable television network. Although cable networks were originally established to deliver television programming to subscribers’ homes, cable television operators have generally upgraded their systems to support two-way communications, high-speed Internet access and telecommuting through the use of cable modems. These modems are designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 30 Mbps. The speeds achieved by cable modems are nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. Cable modems typically connect to a user’s PC through a standard 10/ 100BASE-T Ethernet card or Universal Serial Bus, also known as a USB, connection. A device called a cable modem termination system, or CMTS, located at a local cable operator’s network hub, communicates through television channels to cable modems in subscribers’ homes and controls access to cable modems on the network.
      The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS®, has made possible interoperability among different manufacturers’ cable modems and CMTS equipment used by different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems. In 1998 the DOCSIS 1.1 specification was announced. The new specification enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services. In 2002 DOCSIS 2.0 was approved. DOCSIS 2.0 adds support for higher upstream transmission speeds of up to 30 Mbps and more symmetric IP services, and provides extra capacity for cable telephony.
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
      We offer integrated semiconductor solutions for cable modems and cable modem termination systems. We currently have a leading market position in both equipment areas, with an extensive product offering for the high-speed, two-way transmission of voice, video and data services to residential customers. We offer a complete system-level solution that not only includes integrated circuits, but also reference design hardware and a full software suite to support our customers’ needs and accelerate their time to market.
      Cable Modem Solutions. All of our cable modem chips are built around our QAMLink® DOCSIS-compliant transceiver and media access controller, or MAC, technologies. These technologies enable downstream data rates up to 56 Mbps and upstream data rates up to 30 Mbps and are compliant with DOCSIS versions 1.0, 1.1 and 2.0. These devices provide a complete DOCSIS system solution in silicon, enabling quality of service to support constant bit rate services like VoIP and video streaming.
      Residential Broadband Gateway Solutions. The levels of integration and performance that we continue to achieve in our cable modem chips are reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom offers residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity. These products allow cable operators worldwide to provide residential broadband gateways capable of delivering digital telephone service via the PacketCabletm specification, IP video, and cable modem Internet services, as well as data home networking over in-home Ethernet or wireless networks.
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

DSL
      Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use a greater range of frequencies over existing telephone lines than traditional telephone services. This provides greater bandwidth to send and receive information. DSL speeds range from 128 Kbps to 52 Mbps depending upon the particular DSL standard and the distance between the central office and the subscriber. These data rates allow local exchange carriers to provide, and end users to receive, a wide range of new broadband services.
      DSL technology has a number of standards or line codes used worldwide. We support all standards-based line codes, such as asymmetric DSL, or ADSL, ADSL2, ADSL2+ and very-high-speed DSL, or VDSL, including the standard Annexes used in North America, Europe, Japan and China. In addition, we provide end-to-end technology, with solutions designed for both customer premises equipment, or CPE, and central office applications. Our DSL technologies enable local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, VoIP, video teleconferencing and IP data business services, over existing telephone lines.
      DSL Modem and Residential Gateway Solutions. For DSL CPE applications, we provide products that address the wide variety of local area network, or LAN, connectivity options, including Ethernet, USB-powered solutions, VoIP-enabled access devices and IEEE 802.11 wireless access points with multiple Ethernet ports. These solutions also provide a fully scalable architecture to address emerging value-added services such as in-home voice and video distribution. Wide area network connectivity is provided using integrated, standards-compliant PHY technology.
      DSL Central Office Solutions. We provide highly integrated semiconductor solutions for DSL central office applications as well. Our BladeRunnertm high-density central office DSL chipset supports all worldwide DSL standards using our proprietary Firepathtm 64-bit digital signal processor. We believe these solutions will enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL connections that can be supported within telecommunication companies’ tight heat, power and space constraints. We also provide the inter-networking software that is enabling DSLAM technology to transition from Asynchronous Transfer Mode to Internet Protocol.
      VDSL Solutions. For VDSL applications, we offer our QAM-based V-thernet® product family, which supports Ethernet transport over standard telephone wires and is instrumental in developing standards and products for next-generation VDSL2 applications.

Digital Cable, Direct Broadcast Satellite Set-Top Boxes and Digital Television
      The last decade has seen rapid growth in the quantity and diversity of television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exist to provide the content demanded by consumers. In an effort to increase the number of channels and provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber’s television and the cable network. Digital cable set-top boxes are currently able to support downstream transmission speeds to the subscriber of up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 or MPEG-4 advanced video coding compressed digital television channels.
      Direct broadcast satellite, or DBS, is the primary alternative to cable for providing digital television programming. DBS broadcasts video and audio data from satellites directly to digital set-top boxes in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the global market for DBS set-top boxes will outpace the market for cable set-top boxes.
      The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format in the future. Currently, the FCC is targeting 2007 for this mandated digital conversion. This conversion will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will create demand for new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate enhanced functionalities, such as Internet access, personal video recording, or PVR, video on demand, interactive television, HDTV, 3-D gaming, audio players and various forms of home networking.
      TV manufacturers also plan to incorporate digital cable-ready capability into television sets for the North American market by integrating today’s cable set-top box functionality directly into TV sets. The manufacturers of TVs, through their trade association, the Consumer Electronics Association, and in cooperation with North American cable operators, have created an industry specification called the “plug-n-play” agreement. This agreement and its associated specification define how to design digital cable-ready TVs for connection into the North American cable infrastructure.

      Cable-TV Set-Top Box Solutions. We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated chips give manufacturers a broad range of features and capabilities for building standard digital cable-TV boxes for digital video broadcasting, as well as high-end interactive set-top boxes. These high-end set-top boxes merge high-speed cable modem functionality with studio-quality graphics, text and video for both standard definition television, or SDTV, and HDTV formats.
      Our cable-TV set-top box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems, advanced 2D/3D video-graphics encoders and decoders, radio frequency television tuners based on complementary metal oxide semiconductor, or CMOS, process technology, and digital visual interface chipsets. These cable-TV set-top box chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as infrared remotes and keyboards, LED displays and keypads.
      Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home over Ethernet or wireless networking. In addition, our set-top box semiconductor solutions incorporate PVR functionality. This allows viewers to watch and record multiple programs and enables additional features such as selective viewing, fast forward, fast reverse, skip forward, skip back, and slow motion and frame-by-frame viewing.
      DBS Solutions. By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also developed comprehensive DBS solutions. These products include an advanced, high-definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for set-top boxes, including an advanced modulation system to increase satellite capacity with existing satellites; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.
      To meet the needs of the growing broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services, enabling Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, digital satellite tuner/receiver and a high-performance broadband gateway modem, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.
      Digital TV Solutions. We were an early developer of advanced television systems committee, or ATSC, demodulators used for the reception of terrestrial HDTV signals broadcast in North America. Capitalizing on the FCC HDTV mandate and the “plug-n-play” agreement, as well as on our extensive cable-TV set-top box technology portfolio, we have developed a highly integrated digital TV system-on-a-chip solution. This digital TV solution, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete semiconductor solution for HDTV delivery platforms, including satellite, cable or terrestrial set-top boxes and integrated high definition televisions. Our integrated HDTV solution will allow television manufactures to develop digital cable-ready televisions that connect directly to the North American cable infrastructure without the need for an external set-top box.

Enterprise Networking

Local Area Networking
      Local area networks, or LANs, consist of different types of equipment, such as servers, workstations and desktop and laptop computers, interconnected by copper, fiber or coaxial cables utilizing a common networking protocol, generally the Ethernet protocol. Ethernet scales in speed from 10 Mbps to 10 gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As the volume and complexity of network traffic continues to increase, communications bottlenecks have developed in corporate LANs. As a result, new technologies such as Gigabit Ethernet, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps, and 10BASE-T Ethernet, which supports data transfer rates of 10 Mbps.
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
      Our 10/100 Mbps Ethernet and Gigabit Ethernet transceivers, controllers and switches are integrated, low-power semiconductor solutions for servers, workstations, desktop and laptop computers, VoIP phones and wireless access points that enable the high-speed transmission of voice, video and data services over the Category 5 unshielded twisted-pair copper wiring widely deployed in enterprise and small office networks. We also offer 10 Gigabit Ethernet transceivers for network infrastructure products. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP and video conferencing services, and share peripheral equipment, such as printers and scanners. We also incorporate intelligent networking functionality into our devices, enabling system vendors to deploy enhanced classes of services and applications, typically found only in the core of the network, to every corporate desktop.
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
      Our Gigabit transceivers are driving the market toward lower power, smaller footprint solutions, making it easier and less expensive to build 10/100/1000 Ethernet NICs, switches, hubs and routers and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features, on-chip and cable diagnostic capabilities and higher performance capabilities.
      10 Gigabit Ethernet Transceivers. We have developed a family of 10 Gigabit Ethernet CMOS transceivers. When combined with serial 10 Gigabit optics, these devices can simultaneously transmit and receive at 10 Gbps data rates over 100 kilometers of existing single mode optical fiber. A 10 Gigabit Ethernet link over such distances extends the reach of Ethernet into local, regional and metropolitan fiber optic networks. We believe that significant cost, performance and latency advantages can be realized when the Ethernet protocol and other associated quality of service capabilities are available in these network domains. We anticipate that convergence around 10 Gigabit Ethernet will allow massive data flow from remote storage sites across the country over the metropolitan area network, or MAN, and into the corporate LAN, without unnecessary delays, costly buffering for speed mismatches or latency, or breaks in the quality of service protocol.
      SerDes Technology and Products. We have developed an extensive library of Serializer/ Deserializer, or SerDes, cores for Ethernet, storage and telecommunications network infrastructures. The technology is available in stand-alone SerDes devices or integrated with our standard and custom products. New generations of SerDes architectures provide advanced on-chip diagnostic intelligence to allow system designers to monitor, test and control high-speed serial links for signal integrity and bit error rate performance to reduce development cycles and costly field maintenance support.
      Gigabit Ethernet Controllers. Built upon five generations of Gigabit Ethernet MAC technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnect, or PCI®, PCI-X® and PCI Express® local bus interfaces for use in NICs and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and laptop computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables advanced management software to run in firmware so it can be remotely upgraded through simple downloads. In 2004 Broadcom introduced the NetXtreme IItm family of Ethernet controllers. The NetXtreme II family is comprised of converged network interface controllers that are designed to improve server performance by integrating a TCP/ IP offload engine, remote direct memory access, iSCSI storage and remote management. NetXtreme II controllers simultaneously perform storage networking, high-performance clustering, accelerated data networking and remote system management pass-through functions. The entire NetXtreme product family is fabricated in a .13 micron or .18 micron CMOS process.
      Ethernet Switches. We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, OSI Layer 2 eight port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips.
      Our ROBOswitch-plustm product family consists of Layer 2+ switch chips supporting five, eight, 16 and 24 port 10/100 Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations of four, five, eight, 16 and 24 ports. We believe our switch chips make it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 and Gigabit Ethernet transceivers, media independent interface and packet buffer memory onto single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user. In 2004 we introduced a switch that integrates 24-port Fast Ethernet physical layer transceivers and 2-port Gigabit Ethernet media access controllers into a single chip tailored for small-to-medium-sized business networking applications. The ROBOswitch family includes products for unmanaged, smart and managed solutions.
      Our family of high-end StrataSwitch® products consists of wire-speed, multi-layer chips that combine multiservice provisioning capabilities with switching, routing and traffic classification functionality onto single-chip solutions. Replacing as many as 10 chips with one, our StrataSwitch IItm family of chips incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification.
      Our StrataXGS® product family provides the multi-layer switching capabilities of our StrataSwitch II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. These devices, in combination with our quad and octal Gigabit Ethernet transceivers, enable system vendors to build 12, 24 and 48 port multi-layer Gigabit Ethernet stackable switches, supporting systems with up to 1,536 Gigabit Ethernet ports. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. The StrataXGS family also enables advanced network management capabilities in the switching infrastructure to track different data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP. In addition, our StrataXGS IIItm product family incorporates advanced features such as IPv6 routing, unified wired and wireless switch management, advanced security and intrusion detection features, sophisticated traffic management, and scalable buffer and routing tables for high end applications.

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
      The dramatic increase in the volume of business-critical data that is generated, processed, stored and manipulated has also created challenges for organizations, which must find new ways to efficiently manage the proliferation of stored data. Traditionally, many companies accessed stored network data using a direct attached storage architecture in which a single server controls access to each storage device, and stored data is only available to applications running on the server directly connected to the storage device. However, with the proliferation of stored data, many companies found that this architecture created bottlenecks in their networks. As a result, many companies have moved to the use of new architectures such as networked attached storage, or NAS, and storage area networks, or SANs. In a NAS system, individual storage devices can be connected to a network and be made available to various servers on the network. In a SAN, multiple servers on a network are connected to a centralized pool of storage data devices using a switching element to enable data sharing at gigabit speeds. This shift in architecture has also inspired the creation of new interface protocols such as serial-ATA, or SATA, iSCSI and serial attached SCSI, or SAS, to connect computers, peripherals, storage devices and networks at high speeds.
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
      Our SystemI/ O semiconductor solutions act as the essential conduits for delivering high-bandwidth data in and out of servers, and coordinating all input/output, or I/ O, transactions within server, storage and workstation platforms, including among external I/ O devices, the main system memory and multiple CPUs.
      We provide core logic technology that manages the flow of data to and from a system’s processors, memory and peripheral I/ O devices. Our ServerWorks® products are used to design low-end and mid-range servers with two to four CPUs, as well as storage, workstation and networking platforms. The bandwidth of our SystemI/ O solutions, both from CPU to memory and memory to I/ O subsystems such as disk drives or networks, leads the industry. These products also provide reliability, availability and serviceability features. The current generation of ServerWorks SystemI/ O products supports Intel Pentium® 4 processors, which run at speeds beyond 2.4 GHz, and provides memory bandwidth of up to five gigabytes per second and I/ O bandwidth of up to four gigabytes per second. However, in response to the unique competitive dynamics within the Intel processor-based server I/ O chipset market, in the second half of 2003 we announced that we planned to actively diversify our ServerWorks products beyond Intel-based platforms. In 2004 we entered into an agreement with Advanced Micro Devices to provide core logic chipsets for AMD’s Opteron® product line. We currently anticipate that the Operton processor-based chipsets that we have developed under this agreement will be introduced in 2005.
      To date our SystemI/ O chips have been used primarily in servers sold by major PC server OEMs and motherboard manufacturers; however, recently we have leveraged our server chipset technology and our expertise in networking technology into other expanding markets such as storage and networking. In addition to developing our own chips for storage platforms, in early 2004 we acquired a provider of complete enterprise-class, redundant array of inexpensive disks, or RAID, software stack to enable us to deliver complete RAID solutions for local server storage. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to enhance fault tolerance and the ability to survive and recover from a hard drive failure. RAID provides real-time data recovery, with uninterrupted access, when a hard drive fails, as well as increased system uptime and continuous network availability. Our initial RAID products included highly integrated RAID-on-chip and RAID-on-motherboard solutions for entry-level and mid-range server applications, including the software stack to provide our customers complete validated solutions. During 2004 Broadcom also introduced two new RAID products based on the emerging SATA standard. These products are chip-, board- and software-based and began shipping to value added resellers and systems integrators in 2004. We also continued to expand our portfolio of storage products with NAS-on-chip solutions targeted to the small business and residential user, RAID controllers based upon the SAS standard, and our converged network interface controllers that incorporate iSCSI storage as well as a TCP/ IP offload engine, remote direct memory access, and remote management.
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
      We offer a portfolio of CMOS OC-48 and OC-192 transceiver and forward error correction solutions, chips for Synchronous Optical Networks and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10 Gigabit Ethernet applications. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive gallium arsenide, bipolar or silicon germanium solutions. Our DWDM transport processor combines an OC-192 transceiver, forward error correction, performance monitoring logic and G.709 digital wrapper into a single CMOS chip solution, occupying less than one half the space and consuming one-third the power of non-integrated solutions.
      In addition, our latest generation of switch devices is designed for the Metro access and edge markets. These devices feature support for IPv4 and IPv6, MPLS, Ethernet over MPLS, advanced quality of service, and sophisticated packet classification and traffic management. They are also scalable to large systems with external memory.

Other Ethernet Markets
      The economies of scale derived from the Ethernet protocol have created emerging markets for Ethernet applications. Broadcom’s advance switch products are being used in second and third generation cellular infrastructures, IP DSLAM, Metro Ethernet, blade servers in data centers, passive optical networks and residential Ethernet applications. In addition, our Ethernet transceivers are now being integrated into printers, gaming consoles, LAN on motherboard applications, audiovisual equipment and a number of other consumer devices.

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

      Our SSL family of CryptoNetXtm high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 10,000 SSL transactions per second. Our IPsec processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps full duplex. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

Broadband Processors
      Broadband processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the broadband network. The continued growth of IP traffic, coupled with the increasing demand for new and improved services and applications such as security, high-speed access and quality of service, is placing additional processing demands on next-generation networking and communications infrastructures. From the enterprise to access network to the service provider edge, networking equipment must be able to deliver wire-speed performance from the OC-3 standard, which transmits data at 155 Mbps, through the OC-192 standard, which transmits data at 10 Gbps, as well as the scalability and flexibility required to support next-generation services and features. In the enterprise and data center markets, server and storage applications require high computational performance to support complex protocol conversions, and services such as virtualization. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, networks and mobile infrastructure equipment must be able to support higher bandwidth rates utilizing low power resource levels.
      Leveraging our expertise in high-performance, low-power very large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next-generation networks. Our SiByte® family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power dissipation, high integration of network-centric functions, and programmability based on an industry-standard instruction set architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS® 64-bit superscalar CPU capable of operating at frequencies of 400 MHz up to 1.2 GHz. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Our devices are also being designed for utilization in the fast growing network storage market, including network attached storage, storage area networking and RAID applications. Our general purpose processors are ideal for the complex protocol conversions, virtualization and proxy computations that storage applications require.

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

Mobile & Wireless Networking

Wireless Local Area Networking
      Wireless local area networking, also known as wireless LAN or Wi-Fi® networking, allows equipment on a local area network to connect without the use of any cables or wires. Wireless local area networking adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home and office.

      The first widely adopted standard for Wi-Fi technology was the IEEE 802.11b specification, which is the wireless equivalent of 10 Mbps Ethernet, allowing transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. However, over the past year technology based upon the 802.11g specification, which provides almost five times the data rate of 802.11b networks, has replaced 802.11b as the mainstream wireless technology for both business and consumer applications. The industry has also begun transitioning, although to a lesser degree, to the 802.11a standard. Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as printers, digital cameras, gaming devices, PDAs, cellular phones and broadband modems.
      Our AirForcetm wireless LAN product family consists of standards-based transceiver and wireless network process chipsets and software that allow PCs and other devices to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Our 54gtm chipsets represent our implementation of the IEEE 802.11g wireless LAN standard that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps. In 2003 we introduced our AirForce Onetm single-chip 802.11b wireless LAN solution that enables wireless LAN connectivity in pocket-sized mobile devices such as PDAs, cellular phones, MP3 players and digital cameras. In 2004 Broadcom introduced the AirForce One single-chip 802.11g solution designed for embedded applications, an 802.11g and 802.11a/g chipset for USB 2.0 devices, and an integrated router system-on-a-chip with advanced security designed for small-to-medium sized business requirements.
      In 2004 we also introduced a number of software and hardware performance enhancements for our wireless LAN product family, including 125 High Speed Modetm technology, which increases the speed of wireless transmissions, BroadRangetm technology, which extends Wi-Fi coverage range, and SecureEasySetuptm, a software wizard that enables simple setup of a secure wireless network. All of our AirForce products also offer advanced security features, including certified support for Wi-Fi Protected Accesstm, or WPA, the Cisco Compatible Extensions, and hardware accelerated Advanced Encryption Standard, or AES, encryption The entire AirForce family is comprised of all-CMOS solutions that are capable of self-calibrating based on usage temperature and other environmental conditions.

Cellular and Wireless Wide Area Networking
      The cellular handset market is transitioning from pure voice to broadband multimedia and data, transforming the traditional cellular phone from a voice-only device into a multimedia gateway. Products emerging from this transition will allow end-users to wirelessly download e-mail, view web pages, stream audio and video, and conduct videoconferences with cellular phones, PDAs, laptops and other mobile devices.
      The international Global System for Mobile Communication, or GSM, is currently the dominant standard for digital mobile communications. Enhanced data communications standards derived from GSM include General Packet Radio Services, or GPRS, Enhanced Data Rates for GSM Evolution, or EDGE, and Universal Mobile Telecommunications System, or UMTS. UMTS technologies, including Wideband Code Division Multiple Access (WCDMA), are typically referred to as 3G technologies. Each of these standards have extended GSM to enable packet-based “always on” Internet applications and more efficient data transport with higher transmission rates for a new generation of data services such as Internet browsing, 3-D gaming and multimedia messaging with rich graphics and audio content.
      We develop and market GSM, GPRS, EDGE and WCDMA chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and wireless PDAs. Our cellular and wireless wide area networking products include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip. We also provide a range of handset and cellular modem engineering design services to select customers, encompassing printed circuit board, RF and handset hardware, software development and integration, product verification and certification, and manufacturing support.

Wireless Personal Area Networking
      The Bluetooth® short-range wireless networking standard is a low-cost wire-replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, PDAs, headsets and automotive electronics. Bluetooth short-range wireless connectivity enables personal area networking, or PAN, at speeds up to one Mbps, and can cover distances up to 30 feet. Bluetooth technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless headset connections to cellular phones and wireless mouse and keyboard applications.
      Our Blutonium® family of single-chip Bluetooth devices and software provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our Bluetooth solutions, all of which have been qualified by the Bluetooth Qualification Board to meet version 1.2 of the Bluetooth specification, are incorporated in PCs, PDAs, wireless mouse and keyboard applications, and GSM/ GPRS/ UMTS and CDMA mobile phones.
      Our Bluetooth solutions offer the industry’s highest levels of performance and integration with designs in standard CMOS, allowing them to be highly reliable while lowering manufacturing costs. In addition, we have developed InConcerttm software to allow products enabled with our AirForce Wi-Fi and Blutonium Bluetooth chips to collaboratively coexist within the same radio frequency.

Mobile Multimedia Processors
      Multimedia is becoming increasingly prevalent in handheld devices such as cellular phones. To support new multimedia features including imaging, graphics, camera image capture, audio capture, music playback, music streaming, video streaming, video capture, gaming, mobile TV, and more, Broadcom offers a new line of video and multimedia processors based on a low power, high performance architecture referred to as Videocore®.
      Unlike hard-wired processor cores, Videocore devices are built to provide customers the benefit of total software flexibility and programmability. Videocore supports a wide variety of standard and non-standard software and codecs including, but not limited to, extremely low power implementations of MPEG-4 and H.264 for video, MP3 and AAC for audio, and MIDI. Providing the base codecs to our key customers allows them to rapidly develop next-generation products while maintaining backward compatibility of applications software. Because the fully programmable architecture of our mobile multimedia processors enables a complete range of multimedia functions to be executed in software, the system designer can quickly move to production without the costly overhead and time-to-market uncertainty of hardware accelerators. The scalability of the architecture allows features or new industry standard codecs to be added shortly before product release or through firmware upgrades in the field.
      Our Videocore processors can either be used as standalone multimedia processors or as co-processors in conjunction with a host processor such as a GSM, EDGE or WCDMA baseband. Videocore-enabled video and multimedia processors for advanced handheld multimedia products are designed and optimized for video record/playback, mobile TV and 3D mobile gaming. Videocore technology is designed to create power efficient, high performance processors focused on multimedia for cellular handsets, but we are also deploying Videocore processors into a number of other portable applications, where battery life and performance are important.

Voice over IP
      Voice over Internet Protocol refers to the transmission of voice over any IP packet-based network. VoIP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. Packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant buildout of the Internet and deregulation of long distance and local phone service.
      The enterprise equipment market is being radically affected by the convergence of corporate data networks and voice communications. A host of new enterprise services can be enabled when a LAN-based Ethernet switching infrastructure is used to carry both data and voice. We provide both silicon and software to enable our enterprise equipment customers to provide cost-effective IP phones.

      Within residential markets, VoIP is gaining momentum as a viable alternative to traditional public telephone networks. In addition to enabling cost savings for long-distance calls, VoIP creates a number of consumer product opportunities and applications for equipment vendors and service providers.
      IP Phone Processors. Our IP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our processors have enabled the development of new XML-based IP phones that can perform a wide variety of functions that traditional phones cannot support. Originally focused on Fast Ethernet, these processors now include support for Gigabit Ethernet as well to support the growing deployment of Gigabit Ethernet throughout enterprises.
      Residential Terminal Adapter Processors. Our terminal adapter VoIP solutions enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers.
      Wi-Fi Phone Processors. In 2004 we introduced our first Wi-Fi phone processor that enables the development of next generation, cordless phone replacement devices. These Wi-Fi phones are beginning to be deployed in both enterprises and homes as the use of broadband and Wi-Fi applications increases in these markets.
      All of our VoIP processors support our BroadVoice® technology, which features a wideband high fidelity mode that significantly improves the clarity and quality of telephony voice service.
Reference Platforms
      We also develop reference platforms designed around our integrated circuit products that represent example system-level applications for incorporation into our customers’ equipment. These reference platforms generally include a fairly extensive suite of software drivers as well as protocol and application layer software to assist our customers in developing their own end products. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms enhance the customer’s confidence that our products will meet its market requirements and product introduction schedules.
Customers and Strategic Relationships
      We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.
      Customers currently shipping broadband communications equipment incorporating our products include Alcatel, Apple, Askey, Cisco, D-Link, Dell, Echostar, Hewlett-Packard, IBM, Motorola, Ningbo Bird, Nortel Networks, Scientific-Atlanta, Sony Ericsson, Thomson CE and 3Com, among others. To meet the current and future technical needs in our target markets, we have also established strategic relationships with multiservice operators that provide broadband communications services to consumers and businesses.
      As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument, now a wholly-owned subsidiary of Motorola, which provided that we would develop and supply chips for General Instrument’s digital cable set-top boxes. In November 2000 we modified that agreement to amend General Instrument’s minimum purchase requirements and entered into a new supply agreement with General Instrument covering our sale of cable modem chips. In January 2002 we modified the new supply agreement to add minimum purchase requirements of chips for digital set-top boxes. In December 2002 and January 2003 we further amended the supply agreement to extend minimum purchase requirements of chips for cable modems and digital set-top boxes, respectively.
      From time to time, we have entered into development agreements with Cisco, Nortel Networks, Sony Ericsson, 3Com and others. We have worked closely with these customers to co-develop products.

      A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented approximately 51.1%, 51.6% and 52.3% of our net revenue in 2004, 2003 and 2002, respectively. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
      We expect that our key customers will continue to account for a substantial portion of our net revenue in 2005 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.
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
      We believe that one of our key competitive advantages is our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

•	proprietary communications systems algorithms and protocols;
•	advanced DSP hardware architectures;
•	system-on-a-chip design methodologies and advanced library development for both standard cell and full-custom integrated circuit design;
•	high-performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes;
•	high-performance custom microprocessor architectures and circuit designs; and
•	extensive software reference platforms and board-level hardware reference platforms to enable complete system-level solutions.
Research and Development
      We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2004 we had 2,282 research and development employees, the majority of whom hold advanced degrees. Our work force includes 291 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the system-on-a-chip solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of broadband communications markets with a relatively focused investment in research and development.
      We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2005. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have additional design centers in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; and Seattle, Washington. Internationally, we also have design facilities in Belgium, Canada, China, France, India, Israel, the Netherlands, Singapore, Taiwan and the United Kingdom. We anticipate establishing additional design centers in the United States and other countries in the future.

      Our research and development expense was $495.1 million, $434.0 million and $461.8 million in 2004, 2003 and 2002, respectively. In addition, for employees engaged in research and development, we had non-cash stock-based compensation expense and stock option exchange expense of $58.6 million, $384.1 million and $252.4 million in 2004, 2003 and 2002, respectively. We also had amortization of purchased intangible assets related to research and development of $0.8 million and $19.6 million in 2003 and 2002, respectively. We had no amortization of purchased intangible assets related to research and development in 2004.
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
      Our operations and quality engineering team closely manages the interface between manufacturing and design engineering. While our design methodology typically creates a smaller than average die for a given function, it also generates full-custom integrated circuit designs. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to that of a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-progress control. Our approach makes the manufacturing subcontracting process transparent to our customers.
      We depend on six independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, NEC Corporation in Japan, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Taiwan. Any inability of one of our six independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.
      Our products are currently fabricated with .5 micron, triple layer metal; .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, six and seven layer metal. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies, and in 2004 we began to migrate certain products to 90 nanometer, seven to eight layer metal, feature sizes. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test
      Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our seven key subcontractors: ASAT Ltd. in Hong Kong; STATSChipac in

Singapore, Korea, Malaysia and China; Siliconware Precision in Taiwan; NEC Corporation in Japan; United Test and Assembly Center in Singapore; Signetics in Korea; and Amkor in Korea, Philippines and China. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

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
      While every effort is made to monitor and meet the quality requirements of Broadcom’s customers, including the use of industry standard procedures and other additional methods, it is possible that an unanticipated quality problem may result in interruptions or delays in product shipments to our end customers. In that event, our reputation may be damaged and customers may be reluctant to buy our products, and we may be required to incur significant capital and other resources to remedy any quality problem with our products.

Environmental Management
      Broadcom is also focusing on managing the environmental impact of our products. Our manufacturing flow is registered to ISO 14000, the international standards related to environmental management, by our subcontractors. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. Broadcom believes that its products are compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Product Distribution
      Initially we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility put us closer to our suppliers and many key customers and improved our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. We also ship products of our wholly-owned subsidiary ServerWorks from a Los Angeles distribution facility. Products shipped to international destinations, primarily in Asia, represented 79.0%, 77.7% and 70.0% of our total net revenue in 2004, 2003 and 2002, respectively.

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
      We dedicate sales managers to principal customers to promote close cooperation and communication. We also provide our customers with reference platform designs for most products. We believe this enables our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance customers’ confidence that our products will meet their market requirements and product introduction schedules.
      We market and sell our products internationally through regional offices located in Canada, China, Finland, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
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
Competition
      Broadband communications markets and the semiconductor industry are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers in our target markets include:

•	product quality;
•	product capabilities;
•	level of integration;
•	reliability;
•	price;
•	time-to-market;
•	market presence;
•	standards compliance;
•	system cost;
•	intellectual property;
•	customer interface and support; and
•	reputation.
We believe that we compete favorably with respect to each of these factors.
      We compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target broadband communications markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and will continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.
      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties, and may refuse to provide us with information necessary to permit the interoperability of our products with theirs. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
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
      We hold more than 800 U.S. patents and have filed more than 3,000 additional U.S. patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards.
      We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently, or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified time period. In addition, we often incorporate the intellectual property of our strategic customers into our designs, and therefore have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful. Moreover, we are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, we have in the past and may continue to be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. We may also be sued by parties who may seek to invalidate one or more of our patents. Any future claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In any of these events, our business, financial condition and results of operations may be materially and adversely affected. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license on commercially reasonable terms, if at all.
Employees
      As of December 31, 2004 we had 3,373 full-time, contract and temporary employees, including 2,282 individuals engaged in research and development, 444 engaged in sales and marketing, 268 engaged in manufacturing operations and 379 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 2.	Properties
      We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, we lease additional design facilities in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; and Seattle, Washington.
      Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom.
      In addition, we lease various sales and marketing facilities in the United States and several other countries.
      The leased facilities currently in use comprise an aggregate of approximately 1.5 million square feet. Our principal facilities have lease terms expiring between 2005 and 2017. We believe that the facilities under lease by us will be adequate for at least the next 12 months. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from our present location to a new, larger facility in Irvine, which will eventually consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007.
      For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings
      The information set forth under Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      Our Class A common stock is traded on the NASDAQ National Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the NASDAQ National Market:

	High	Low

Year Ended December 31, 2003

First Quarter	$20.34	$12.20

Second Quarter	28.23	11.86

Third Quarter	29.96	19.81

Fourth Quarter	37.65	26.25

Year Ended December 31, 2004

First Quarter	$45.00	$34.08

Second Quarter	47.05	36.51

Third Quarter	46.75	25.25

Fourth Quarter	34.49	25.61

Year Ending December 31, 2005

First Quarter (through February 25, 2005)	$34.07	$29.79
      As of December 31, 2004 there were 1,972 record holders of our Class A common stock and 303 record holders of our Class B common stock. On February 25, 2005 the last reported sale price of our Class A common stock on the NASDAQ National Market was $32.88 per share.
      Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
Dividend Policy
      We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies, and for purchases of our common stock from time to time. We do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
      The information under the caption “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities
      Although we have made no purchases of our equity securities in the open market to date, in February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. These repurchases will be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. This program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.
Recent Sales of Unregistered Securities
      In the three months ended December 31, 2004, we issued an aggregate of 1,776,944 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. The offer and sale of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)

Consolidated Statements of Operations Data

Net revenue	$2,400,610	$1,610,095	$1,082,948	$961,821	$1,096,160

Cost of revenue	1,193,294	839,776	604,397	557,733	484,219

Gross profit	1,207,316	770,319	478,551	404,088	611,941

Operating expense:

Research and development(1)	495,075	434,018	461,804	446,648	250,676

Selling, general and administrative(1)	212,727	190,138	165,267	155,448	103,305

Stock-based compensation	73,320	263,960	359,790	484,039	115,307

Amortization of purchased intangible assets	3,703	3,504	22,387	27,192	1,255

Settlement costs	68,700	194,509	3,000	3,000	—

In-process research and development	63,766	—	—	109,710	713,050

Impairment of goodwill and other intangible assets	18,000	439,611	1,265,038	1,181,649	—

Stock option exchange	—	209,266	—	—	—

Restructuring costs	—	2,932	119,680	34,281	—

Amortization of goodwill	—	—	—	753,042	136,984

Merger-related costs	—	—	—	—	4,745

Income (loss) from operations	272,025	(967,619)	(1,918,415)	(2,790,921)	(713,381)

Interest income, net	15,010	6,828	12,183	23,019	24,299

Other income (expense), net	7,317	26,053	(32,750)	(30,875)	(2,693)

Income (loss) before income taxes	294,352	(934,738)	(1,938,982)	(2,798,777)	(691,775)

Provision (benefit) for income taxes	75,607	25,127	297,594	(56,729)	(3,953)

Net income (loss)	$218,745	$(959,865)	$(2,236,576)	$(2,742,048)	$(687,822)

Net income (loss) per share (basic)(2)	$.68	$(3.29)	$(8.35)	$(10.79)	$(3.13)

Net income (loss) per share (diluted)(2)	$.63	$(3.29)	$(8.35)	$(10.79)	$(3.13)

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)

Consolidated Balance Sheet Data

Cash and cash equivalents	$858,592	$558,669	$389,555	$403,758	$523,904

Working capital	1,087,342	492,227	187,767	265,107	673,092

Goodwill and purchased intangible assets, net	1,079,262	834,319	1,252,639	2,338,740	3,260,464

Total assets	2,885,839	2,017,622	2,216,153	3,631,409	4,677,822

Long-term debt, including current portion	—	—	113,470	118,046	23,649

Total shareholders’ equity	2,365,986	1,489,805	1,644,521	3,207,410	4,475,260

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

(2)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.
     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2004. The consolidated financial statements include the results of operations of acquisitions as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
      You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Overview
      Broadcom Corporation is a global leader in wired and wireless broadband communications semiconductors. Our products enable the convergence of high-speed data, high definition video, voice and audio at home, in the office and on the go. Broadcom provides manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices with complete system-on-a-chip and software solutions. Our diverse product portfolio addresses every major broadband communications market, and includes solutions for digital cable, satellite and IP set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/ Otm server solutions.
      Net Revenue. We sell our products to leading manufacturers of broadband communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets. We utilize independent foundries to manufacture all of our semiconductor products.
      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented approximately 99.0%, 98.5% and 95.7% of our total net revenue in 2004, 2003 and 2002, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.
      The majority of our sales occur through the efforts of our direct sales force. However, we derived approximately 9.6%, 7.1% and 10.4% of our total net revenue from sales made through distributors in 2004, 2003 and 2002, respectively.
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
      For these and other reasons, our net revenue and results of operations in 2004 and prior periods may not necessarily be indicative of future net revenue and results of operations.
      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.

      Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2004	2003	2002

Hewlett-Packard(1)	12.9%	15.5%	14.8%

Motorola	12.4	*	12.1

Dell	*	11.9	11.3

Cisco(2)	*	*	10.0

Five largest customers as a group	51.1	51.6	52.3

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

(2)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.
     We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2004	2003	2002

Asia	15.0%	19.6%	20.5%

Europe	6.4	5.9	4.4

Other	0.2	0.3	0.4

	21.6%	25.8%	25.3%

      Net revenue derived from actual shipments to international destinations, primarily to Asia, represented approximately 79.0%, 77.7% and 70.0% of the Company’s net revenue in 2004, 2003 and 2002, respectively.
      All of our revenue to date has been denominated in U.S. dollars.
      Gross Margin. Our gross profit as a percentage of net revenue, or gross margin, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes of product sales;
•	stock-based compensation expense;
•	the position of our products in their respective life cycles;
•	the effects of competition;
•	the effects of competitive pricing programs;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;
•	provisions for excess or obsolete inventories;
•	product warranty costs;
•	amortization of purchased intangible assets; and
•	licensing and royalty arrangements.

      Net Income (Loss). Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	amortization of purchased intangible assets;
•	settlement costs;
•	in-process research and development, or IPR&D;
•	impairment of goodwill and intangible assets;
•	stock-option exchange expense; and
•	restructuring costs.
      In 2004 our net income was approximately $218.7 million as compared to a net loss of approximately $959.9 million in 2003, a difference of $1.179 billion. This significant improvement in profitability in 2004 was the direct result of a 49.1% improvement in net revenue and a 2.5 percentage point improvement in gross margin. This resulted in an increase of $437.0 million of gross profit. In addition, we had significant reductions in 2004 in stock-based compensation expense, settlement costs, impairment of goodwill and intangible assets, and stock option exchange expense, aggregating approximately $947.3 million, offset by an increase in IPR&D of approximately $63.8 million.
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
      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.
      In 2004, 2003 and 2002 we completed eight acquisitions for original aggregate equity consideration of $458.0 million and cash consideration of $86.0 million. In 2004 we acquired RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software; Sand Video, Inc., a developer of advanced video compression semiconductor technology; M-Stream, Inc., a developer of solutions for signal-to-noise ratio performance improvements in cellular handsets; WIDCOMM, Inc., a provider of software solutions for Bluetooth wireless products; Zyray Wireless Inc., a developer of baseband co-processors addressing WCDMA (Wideband Code Division Multiple Access) mobile devices; and Alphamosaic Limited, a developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellphones and other mobile devices. In 2003 we acquired certain assets of Gadzoox Networks, Inc., a provider of storage networking technology. In 2002 we acquired Mobilink Telecom, Inc., a supplier of chipsets and reference designs for use in mobile phones, PDAs and cellular modem cards. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.
      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at December 31, 2004, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.
      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.
We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments or business groups;
•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;
•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of broadband equipment, who incorporate our integrated circuits into their electronic products; and
•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.
      All of our business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though we periodically reorganize our business groups based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of our vice presidents/general managers, the common financial goals for each business group remain constant.
      Because we meet each of the criteria set forth in SFAS 131 and our four business groups as of December 31, 2004 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.
Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Net Revenue We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. In addition, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. These criteria are usually met at the time of product shipment. However, a portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However the actual liability in any such tax contingencies may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters, including our pending securities class action lawsuit. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations
      The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

Net revenue	100.0%	100.0%	100.0%

Cost of revenue	49.7	52.2	55.8

Gross profit	50.3	47.8	44.2

Operating expense:

Research and development(1)	20.6	27.0	42.6

Selling, general and administrative(1)	8.9	11.8	15.3

Stock-based compensation	3.0	16.3	33.1

Amortization of purchased intangible assets	0.2	0.2	2.1

Settlement costs	2.9	12.1	0.3

In-process research and development	2.7	—	—

Impairment of goodwill and other intangible assets	0.7	27.3	116.8

Stock option exchange	—	13.0	—

Restructuring costs	—	0.2	11.1

Income (loss) from operations	11.3	(60.1)	(177.1)

Interest income, net	0.7	0.4	1.1

Other income (expense), net	0.3	1.6	(3.0)

Income (loss) before income taxes	12.3	(58.1)	(179.0)

Provision for income taxes	3.2	1.5	27.5

Net income (loss)	9.1%	(59.6)%	(206.5)%

(1)	Excludes stock-based compensation expense, amortization of purchased intangible assets and stock option exchange expense. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

Years Ended December 31, 2004 and 2003

Net Revenue, Cost of Revenue and Gross Profit
      The following table presents net revenue, cost of revenue and gross profit for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Net revenue	$2,400,610	100.0%	$1,610,095	100.0%	$790,515	49.1%

Cost of revenue	1,193,294	49.7	839,776	52.2	353,518	42.1

Gross profit	$1,207,316	50.3%	$770,319	47.8%	$436,997	56.7

      Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their contributions to the increase in net revenue in 2004 as compared to 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Enterprise networking	$1,121,090	46.7%	$917,876	57.0%	$203,214	22.1%

Broadband communications	780,383	32.5	373,562	23.2	406,821	108.9

Mobile and wireless	499,137	20.8	318,657	19.8	180,480	56.6

Net revenue	$2,400,610	100.0%	$1,610,095	100.0%	$790,515	49.1

      The growth in net revenue resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in 2004, except for Intel processor-based server chipsets, included in enterprise networking, which declined. The previously anticipated decline in shipments of our Intel processor-based server chipsets resulted in a $46.9 million decrease in net revenue for those products in 2004 as compared with 2003.
      Our enterprise networking products include Ethernet controllers, transceivers, switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modems, digital cable set-top boxes, direct broadcast satellites, personal video recording applications, DSL applications, IP set-top boxes, HD-DVD and digital TV. Our mobile and wireless products include wireless LAN, cellular, Bluetooth, mobile multimedia and VoIP solutions.
      The following table presents net revenue from each of our major target markets and their contributions to the decrease in net revenue that occurred in the three months ended December 31, 2004 as compared to the three months ended September 30, 2004:

	Three Months Ended		Three Months Ended
	December 31, 2004		September 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Enterprise networking	$238,048	44.1%	$295,724	45.8%	$(57,676)	(19.5)%

Broadband communications	175,354	32.5	218,810	33.8	(43,456)	(19.9)

Mobile and wireless	125,988	23.4	131,981	20.4	(5,993)	(4.5)

Net revenue	$539,390	100.0%	$646,515	100.0%	$(107,125)	(16.6)

      The decrease in net revenue from the third quarter of 2004 to the fourth quarter of 2004 resulted primarily from overall industry weakness, specifically related to inventory corrections in the direct broadcast satellite and networking markets. In addition, as expected, we experienced a quarter-to-quarter decline in shipments of our Intel processor-based server chipsets of approximately $35.0 million.
      We currently anticipate that total net revenue in the first quarter of 2005 will be relatively consistent with the $539.4 million achieved in the fourth quarter of 2004. In the first quarter of 2005, we expect continued softness in the enterprise networking market and a further decline in shipments of our Intel processor-based server chipsets. In addition we expect to see some seasonality in our mobile and wireless business, offset by an increase in our Bluetooth business. We also believe we are seeing signs of recovery in our direct broadcast satellite business, as well as in other areas of our broadband communications target market.
      We recorded rebates to certain customers in the amounts of $263.6 million and $165.2 million in 2004 and 2003, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue, or EITF,

Issue No. 01-9, Accounting for Consideration Given by a Vendor to Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates in absolute dollars will vary in future periods based on the level of overall sales to customers who participate in our rebate programs. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.
      Cost of Revenue and Gross Profit. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs and provisions for excess or obsolete inventories. Gross profit represents net revenue less the cost of revenue.
      The 2004 increase in absolute dollars of gross profit resulted primarily from the 49.1% increase in net revenue. Gross margin increased from 47.8% in 2003 to 50.3% in 2004. The primary factors that resulted in this 2.5 percentage point improvement in gross margin were (i) a 1.5 percentage point improvement in product margin primarily due to changes in product mix, (ii) decreases in stock option exchange expense, the amortization of purchased intangible assets and stock-based compensation expense, which improved gross margin by 0.7, 0.6 and 0.3 percentage points, respectively, (iii) offset by an increase in the provision for excess and obsolete inventory of 0.4 percentage points.
      In 2004 we increased our provision for excess and obsolete inventory as compared to 2003 as a result of an increase in gross inventory. The primary factors that resulted in increased inventory were the expansion of inventory in response to higher levels of purchase orders received from our customers, shorter lead times for certain of our customers, and the buildup of buffer inventory based upon our forecast of future demand for certain key products. Our inventory levels are determined based on these factors as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels and may require us to make additional provisions.
      The following table presents details of certain non-cash expenses incurred in manufacturing operations for 2004 and 2003 that are included in cost of revenue:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Stock-based compensation expense	$1,367	0.1%	$6,528	0.4%	$(5,161)	(79.1)%

Amortization of purchased intangible assets	12,821	0.5	17,207	1.1	(4,386)	(25.5)

Stock option exchange expense	—	—	11,454	0.7	(11,454)	—

	$14,188	0.6%	$35,189	2.2%	$(21,001)	(59.7)

      The 2004 decrease in stock-based compensation expense related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At December 31, 2004 the unamortized balance of deferred compensation, which will be amortized to cost of revenue through 2007, was approximately $0.2 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our cost of revenue may be increased by its amortization.
      The 2004 decrease in amortization of purchased intangible assets resulted from fewer purchased intangible assets being amortized. At December 31, 2004 the unamortized balance of completed technology was approximately $12.2 million, of which $9.2 million and $3.0 million are expected to be amortized to cost of revenue in 2005 and 2006, respectively. However, if we acquire purchased intangible assets in the future, our cost of revenue may be increased by the amortization of those assets.
      We charged approximately $11.5 million in stock option exchange expense to cost of revenue in 2003. There were no comparable charges incurred in 2004.
      Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in the volume of our product sales, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins, among other factors. Our gross margin may also be impacted by additional stock-based compensation expense and amortization of purchased intangible assets related to future acquisitions and will be negatively impacted by the effectiveness of the FASB’s revised rules on stock option expensing in the third quarter of 2005. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below. We anticipate that gross margin in the first quarter of 2005 will be relatively consistent with the 49.9% reported in the fourth quarter of 2004.
       Research and Development and Selling, General and Administrative Expenses
      The following table presents research and development and selling, general and administrative expenses for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Research and development	$495,075	20.6%	$434,018	27.0%	$61,057	14.1%

Selling, general and administrative	212,727	8.9	190,138	11.8	22,589	11.9
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
      The 2004 increase in research and development expense in absolute dollars resulted primarily from a $41.2 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 22.3% increase in the number of employees engaged in research and development activities in 2004, through acquisitions and hiring. In addition, there were increases in outsourced engineering, facilities and engineering design tool expenses in 2004, offset in part by lower depreciation expense on computer software and equipment. Based upon past experience, we anticipate that research and development expense in absolute dollars will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the first quarter of 2005 will increase from the $127.4 million incurred in the fourth quarter of 2004.
      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 800 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.
      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and advertising expenses. Selling, general and administrative expense does not include amounts associated with stock-

based compensation or stock option exchange expenses for administrative employees or expense amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.
      The 2004 increase in selling, general and administrative expense in absolute dollars resulted primarily from a $22.5 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 22.1% increase in the number of employees engaged in selling, general and administrative activities in 2004, through acquisitions and hiring. In addition, there were increases in expenses for travel and entertainment, marketing and accounting, which were offset by decreases in legal expense. Based upon past experience, we anticipate that selling, general and administrative expense in absolute dollars will continue to increase over the long-term to support any expansion of our operations through indigenous growth and acquisitions, as a result of periodic changes in our infrastructure to support any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and future litigation. We anticipate that selling, general and administrative expense in the first quarter of 2005 will increase from the $51.4 million incurred in the fourth quarter of 2004.

Stock-Based Compensation Expense
      The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for 2004 and 2003, which expense was segregated from the presentation of those items in the consolidated statements of operations:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Research and development	$58,611	2.4%	$219,337	13.6%	$(160,726)	(73.3)%

Selling, general and administrative	14,709	0.6	44,623	2.7	(29,914)	(67.0)

	$73,320	3.0%	$263,960	16.3%	$(190,640)	(72.2)

      Stock-based compensation expense generally represents the amortization of deferred compensation resulting from acquisitions. Deferred compensation primarily represents the difference between the fair value of our Class A common stock at the measurement date of each acquisition and the exercise price of each unvested stock option or each share of restricted stock assumed in the acquisition. To a much lesser extent, stock-based compensation expense represents expense related to restricted stock units issued to employees. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally three to five years.
      The 2004 decrease in stock-based compensation expense related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. At December 31, 2004 the unamortized balance of deferred compensation, which will be amortized to operating expenses through 2008, was approximately $40.5 million. However, if there are any modifications or cancellations of the underlying unvested stock options or restricted stock, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our operating expenses would be increased by its amortization.
      For a discussion of the effects of future expensing of stock options, see the “Recent Accounting Pronouncements,” below.

Amortization of Purchased Intangible Assets
      The following table presents amortization of purchased intangible assets related to research and development and selling, general and administrative activities for 2004 and 2003, which expense was segregated from the presentation of those items in the consolidated statements of operations:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Research and development	$—	—%	$815	0.0%	$(815)	—%

Selling, general and administrative	3,703	0.2	2,689	0.2	1,014	37.7

	$3,703	0.2%	$3,504	0.2%	$199	5.7

      Purchased intangible assets primarily include completed technology, customer relationships, customer contracts and backlog, and are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from less than one to three years.
      At December 31, 2004 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $4.9 million, of which $3.6 million and $1.3 million are expected to be amortized in 2005 and 2006, respectively. However, if we acquire purchased intangible assets in the future, our operating expenses would be increased by the amortization of those assets.

Settlement Costs
      The following table presents settlement costs for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Settlement costs	$68,700	2.9%	$194,509	12.1%	$(125,809)	(64.7)%
      We recorded $68.7 million in settlement costs in 2004. Of this amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflects settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of our settled and outstanding litigation, see Notes 3 and 12 of Notes to Consolidated Financial Statements.
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
      In August 2003 we agreed with Intel Corporation to settle all litigation between the companies as well as litigation involving our respective affiliates. In connection with the settlement agreement, we paid Intel $60.0 million in 2003.
      We recorded an additional $21.2 million in settlement costs in 2003 in connection with the settlement of other litigation and third party claims.

In-Process Research and Development
      IPR&D totaled $63.8 million for acquisitions completed in 2004. No comparable amount of IPR&D was recorded in 2003. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation, or FIN, No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price.
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
      The IPR&D charges include only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.
      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our acquisitions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)

RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3

Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5

M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7

Zyray	WCDMA baseband co-processor	80	1	5.6	24	25.9

Alphamosaic	Multimedia co-processor	50	1	11.5	21	11.3
      We completed the development projects related to the RAIDCore acquisition. For one development project related to the Sand Video acquisition, we reallocated the resources to focus on semiconductor products that we believe are a higher priority. All other development projects are still in process.
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

       Impairment of Goodwill and Other Intangible Assets
      The following table presents impairment of goodwill and other intangible assets for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)

Impairment of goodwill and other intangible assets	$18,000	0.7%	$439,611	27.3%	$(421,611)	(95.9)%
      We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2004 and 2003. Upon completion of the October 2004 and 2003 annual impairment assessments, we determined no impairment was indicated as the estimated fair values of our four reporting units exceeded their respective carrying values. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair values. At October 1, 2004 and 2003 we determined and identified our four reporting units in accordance with SFAS 142.
      We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 17%, and terminal value growth rates ranging from 0% to 11%. Publicly available information regarding the market capitalization of our company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.
      In May 2003 we determined that indicators of impairment existed for two of our reporting units, ServerWorks and mobile communications, and an additional impairment assessment was performed at that time. We tested the goodwill of these two reporting units for impairment in accordance with SFAS 142. The implied fair value of goodwill was determined in the same manner as that which is utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2003, we calculated the fair value of certain assets, including developed technology and IPR&D. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of each of the affected reporting units in 2003. The implied fair value of goodwill was measured as the excess of the fair value of the affected reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each of the affected reporting units was measured by the amount the carrying value of goodwill for that reporting unit exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.
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
      In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market, for $18.0 million. The immediate purpose for acquiring this patent portfolio was to assist us in the defense and settlement of then ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also did not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed a recoverability test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charge for the patent portfolio was classified as an impairment of goodwill and other intangible assets in the consolidated statements of operations in 2004.
      For further discussion of impairment of goodwill and other intangible assets, see Notes 1 and 9 of Notes to Consolidated Financial Statements.
       Stock Option Exchange Expense
      In April 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. In connection with this offering we recorded a stock option exchange expense for employees engaged in research and development and selling, general and administrative activities in the amount of $209.3 million in 2003. No comparable charges were incurred in 2004.
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
      Eligible employees (members of our Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in our offer), divided by the closing price of our Class A common stock as reported on the NASDAQ National Market on May 5, 2003. We concluded that the consideration paid for the eligible options represented “substantial consideration” as required by EITF Issue No. 00-23 Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, we primarily used the following assumptions: (i) an expected life of approximately four years; (ii) a volatility of 0.70 during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $4.97.
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
      We further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, applied to the stock options surrendered for cancellation. If any stock options were granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options would be subject to variable accounting. As a result of these provisions, we recorded approximately $0.3 million and $3.5 million in 2004 and 2003, respectively, of stock-based compensation expense related to the portion of these variable options that vested during the periods.
      In addition to the non-cash charges described above, we incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to us or through the sale of a portion of their new shares.

       Restructuring Costs
      Activity and liability balances related to the 2002 and 2001 Restructuring Plans were as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)

Restructuring liabilities at December 31, 2001	$124	$10,470	$—	$—	$10,594

Charged to expense in 2002	1,411	30,454	65,048	22,767	119,680

Liabilities assumed in acquisition (1)	—	—	—	6,815	6,815

Non-cash costs(2)	(135)	(4,868)	(46,821)	(1,495)	(53,319)

Cash payments(3)	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	—	29,554	1,544	24,593	55,691

Charged to expense in 2003	—	—	2,932	—	2,932

Non-cash costs(2)	—	—	(972)	—	(972)

Cash payments(3)	—	(11,195)	(3,504)	(5,778)	(20,477)

Restructuring liabilities at December 31, 2003	—	18,359	—	18,815	37,174

Liabilities assumed in acquisitions (1)	—	—	—	3,411	3,411

Cash payments(3)	—	(6,066)	—	(7,402)	(13,468)

Restructuring liabilities at December 31, 2004	$—	$12,293	$—	$14,824	$27,117

(1)	Although not related to the 2002 or 2001 Restructuring Plans, we assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition in 2002 and $3.4 million in connection with the Sand Video, WIDCOMM, Zyray and Alphamosaic acquisitions in 2004, for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. These costs were accounted for under EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as liabilities assumed in the purchase business combinations and offset by corresponding increases in goodwill. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

(2)	Non-cash costs related to stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements, and the write-off of leasehold improvements.

(3)	Cash payments relate to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs.
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

       Interest and Other Income, Net
      The following table presents interest and other income, net for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Interest income, net	$15,010	0.7%	$6,828	0.4%	$8,182	119.8%

Other income, net	7,317	0.3	26,053	1.6	(18,736)	(71.9)
      Interest Income, Net. Interest income, net, reflects interest earned on average cash and cash equivalents and marketable securities balances. The increase in 2004 was primarily the result of an overall increase in our cash and marketable securities balances and an increase in interest rates.
      Other Income, Net. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. We recognized gains from strategic investments in the amounts of $5.2 million and $24.4 million in 2004 and 2003, respectively. The 2003 gain on investment was incurred on an investment that was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at the time. The 2003 gain was offset in part by $2.3 million in losses, representing other-than-temporary declines in the value of other strategic investments. For additional information, see the comparable discussion included under “Years Ended December 31, 2003 and 2002,” below.

Provision for Income Taxes
      The following table presents the provision for income taxes for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Provision for income taxes	$75,607	3.2%	$25,127	1.5%	$50,480	200.9%
      The federal statutory rate was 35% for 2004 and 2003. The difference between our effective tax rate for 2004 and the federal statutory rate resulted primarily from the effects of nondeductible IPR&D and foreign earnings taxed at rates differing from the federal statutory rate. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $21.3 million related to foreign subsidiaries due to the expiration of the statute of limitations for the assessment of taxes related to such periods. The difference between our effective tax rate for 2003 and the federal statutory rate resulted primarily from the effects of impairment of goodwill, foreign earnings taxed at rates differing from the federal statutory rate, as well as the effects of 2003 domestic losses recorded without tax benefit. We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. See Note 5 of Notes to Consolidated Financial Statements.
      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets in 2004 and 2003.

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

      Net Revenue. The following table presents net revenue from each of our target markets and their contributions to the increase in net revenue in 2003 as compared to 2002:

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
      Cost of Revenue and Gross Profit. The 2003 increase in absolute dollars of gross profit resulted primarily from the 48.7% growth in net revenue. The increase in gross margin in 2003 resulted primarily from lower amortization of purchased intangible assets, lower stock-based compensation expense and shifts in our product mix, offset in part by additional stock-based compensation expense due to our stock option exchange.
      The following table presents details of certain non-cash expenses incurred in manufacturing operations for 2003 and 2002 that are included in cost of revenue:

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
      Research and Development Expense. The 2003 decrease in research and development expense in absolute dollars resulted primarily from a $14.0 million decrease in personnel-related expenses and a $7.4 million decrease in prototyping costs due to our restructuring efforts. In addition, there were modest decreases in system level testing and costs related to engineering design tools and computer hardware. Research and developments costs in 2003 reflected cost savings resulting from the restructuring plan we began implementing in the fourth quarter of 2002, or the 2002 Restructuring Plan, which included workforce reductions. This was partially offset by new hires in 2003 as well as a change in our employee compensation policies implemented in the second quarter of 2003 that resulted in an increase in cash compensation to certain employees.
      Selling, General and Administrative Expense. The 2003 increase in selling, general and administrative expense in absolute dollars resulted primarily from a $16.6 million increase in legal costs. In addition, there were modest increases in salaries and related costs, insurance costs and bad debt expense, offset in part by a decrease in information technology maintenance and supplies expense and expenditures for travel and entertainment.

Stock-Based Compensation Expense
      The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for 2003 and 2002, which expense was segregated from the presentation of those items in the consolidated statements of operations:

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
      Employee terminations in 2003 and 2002 resulted in the elimination of deferred compensation of approximately $30.1 million and $103.0 million, respectively, that is no longer amortized. We recorded approximately $60.5 million of net deferred compensation in 2003, primarily for contingent consideration earned in connection with our acquisitions of ServerWorks and Mobilink. We recorded approximately $2.2 million of deferred compensation in 2002, primarily for restricted stock assumed in our acquisition of Mobilink.

Amortization of Purchased Intangible Assets
      The following table presents amortization of purchased intangible assets related to research and development and selling, general and administrative activities for 2003 and 2002, which expense was segregated from the presentation of those items in the consolidated statements of operations:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Research and development	$815	0.0%	$19,566	1.8%	$(18,751)	(95.8)%

Selling, general and administrative	2,689	0.2	2,821	0.3	(132)	(4.7)

	$3,504	0.2%	$22,387	2.1%	$(18,883)	(84.3)

      The 2003 decrease in amortization of purchased intangible assets was primarily a result of certain purchased intangible assets becoming fully amortized during the year.

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
      For impairment of goodwill and other intangible assets in 2003, see the comparable discussion included under “Years Ended December 31, 2004 and 2003,” above.
      We performed our annual impairment assessment of the carrying value of goodwill recorded in connection with our various acquisitions required under SFAS 142 in October 2002 and determined that the carrying values of four of our seven reporting units exceeded their estimated fair values. The four affected reporting units were broadband processors, client server networking, mobile communications and ServerWorks. Because indicators of impairment existed for these four reporting units, we performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill for each of the affected reporting units.
      We tested the goodwill of these reporting units for impairment in accordance with SFAS 142, as described above. Based on this assessment, we recorded a charge of $1.241 billion in October 2002. Of such charge, $536.0 million related to the goodwill of our broadband processor reporting unit, $206.1 million related to the goodwill of our client server networking reporting unit, $179.6 million related to the goodwill of our mobile communications reporting unit and $319.3 million related to the goodwill of our ServerWorks reporting unit.
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
      In December 2003 and 2002, we acquired over 150 patents related to various technologies, including among others, wireless networking topologies and protocols, dual mode wireless transceivers, power management in integrated circuits, Ethernet networking, personal video recording, and VoIP telephony, for $1.0 million and $24.0 million, respectively. Pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charge for the patent portfolio was classified as an impairment of intangible assets in the consolidated statements of operations in 2003 and 2002.
      For further discussion of impairment of goodwill and other intangible assets, see Notes 1 and 9 of Notes to Consolidated Financial Statements.

Settlement Costs
      The following table presents settlement costs for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Settlement costs	$194,509	12.1%	$3,000	0.3%	$191,509	6,383%
      For settlement costs in 2003, see the comparable discussion included under “Years Ended December 31, 2004 and 2003,” above.
      For a more detailed discussion of our settled and outstanding litigation, see Notes 3 and 12 of Notes to Consolidated Financial Statements.

Stock Option Exchange Expense
      For stock option exchange expense in 2003, see the comparable discussion included under “Years Ended December 31, 2004 and 2003,” above. There was no comparable stock option exchange expense in 2002.

Restructuring Costs
      The following table presents restructuring costs for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Restructuring costs	$2,932	0.2%	$119,680	11.1%	$(116,748)	(97.6)%
      For a description of our restructuring activities in 2003 and 2002, see the comparable discussion included under “Years Ended December 31, 2004 and 2003,” above.

Interest and Other Income (Expense), Net
      The following table presents interest and other income (expense), net for 2004 and 2003:

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

Other Income (Expense), Net
      For Other Income (Expense), Net in 2003, see the comparable discussion included under “Years Ended December 31, 2004 and 2003,” above.
      In 2002 we recorded impairment losses on strategic investments of approximately $37.8 million. We recorded a loss of approximately $4.1 million in February 2002, which was based on information that led us to believe that the investee was proceeding into either a major financial restructuring and/or bankruptcy. This belief was based on our working knowledge of the investee, the fact that we had been solicited by the investee company for continued financings, and the poor performance of venture technology investments in the geographical region. Previously, this privately held investment was reduced to its fair value of $4.1 million in September 2001 based on a then recent round of financing.
      We also recorded impairment losses on strategic investments of $33.7 million in September 2002. Approximately $24.1 million related to a second privately held investment. Originally, this investment had high growth prospects and was proposed to be selected for a key customer design win. This key design win potentially would have generated hundreds of millions in revenue over the next several years and positioned the investee for either an initial public offering or as an acquisition target. Ultimately, the investee did not secure the key design win, and, accordingly, was forced to enter into discussions to obtain a subsequent round of financing at a lower valuation. Therefore, at September 30, 2002 we believed it was necessary to permanently reduce the carrying value of this investment to its fair value, based on the term sheet for the potential subsequent financing. In addition, approximately $7.8 million in impairment losses was related to a third privately held investment. The impairment was caused by an impending financing that was offered at a price substantially lower than our previously reduced carrying value. Earlier, this privately held investment was reduced to its fair value of $8.8 million in September 2001 based on a pricing model using historical financial information. In September 2002 we recorded an additional $1.8 million in impairment losses relating to other strategic investments using the methodologies described above.
      The losses recorded in 2002 were offset in part by approximately $4.6 million in gains realized on sales of an investment in a publicly traded company.

Provision for Income Taxes
      The following table presents provision for income taxes for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Provision for income taxes	$25,127	1.5%	$297,594	27.5%	$(272,467)	(91.6)%
      The federal statutory rate was 35% for 2003 and 2002. No income tax benefit has been recorded for domestic tax losses. Our income tax expense in 2003 and 2002 primarily represents taxes on certain foreign operations and increases in the valuation allowance for deferred tax assets. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets in 2003 and 2002.
Subsequent Events
      In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions.
Recent Accounting Pronouncements
      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows, or SFAS 95. SFAS 123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.
      The adoption of the SFAS 123R fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Note 1 of our Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 for such excess tax deductions was $81.8 million. No comparable amounts were recorded in 2003 and 2002.
Liquidity and Capital Resources
      Working Capital and Cash and Marketable Securities on Hand. The following table presents working capital and cash and marketable securities on hand:

	December 31,	December 31,
	2004	2003	Increase

	(In thousands)

Working capital	$1,087,342	$492,227	$595,115

Cash and cash equivalents(1)	$858,592	$558,669	$299,923

Short-term marketable securities(1)	324,041	47,296	276,745

Long-term marketable securities	92,918	36,405	56,513

	$1,275,551	$642,370	$633,181

(1)	Included in working capital
     Our working capital increased in 2004 primarily from cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options and our employee stock purchase plan, offset in part by cash paid in purchase transactions and the purchase of long-term marketable securities and property and equipment.
      Cash Provided and Used in 2004 and 2003. Cash and cash equivalents increased to $858.6 million at December 31, 2004 from $558.7 million at December 31, 2003 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.
      In 2004 our operating activities provided $501.8 million in cash. This was primarily the result of $218.7 million in net income and $324.7 million in net non-cash operating expenses, offset in part by net cash used of $41.6 million from changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets, tax benefit from stock plans and gains on strategic investments. In 2003 our operating activities provided $30.6 million in cash. Although we had a net loss of $959.9 million and used cash of $95.0 million related to changes in net operating assets and liabilities, these amounts were more than offset by $1.085 billion in non-cash items.. Non-cash items included in net loss in 2003 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of goodwill and intangible assets, stock option exchange expense, certain settlement costs, certain restructuring charges, net gains on strategic investments and development revenue.
      Accounts receivable decreased $15.0 million from $220.1 million in 2003 to $205.1 million in 2004. The decrease in accounts receivable was primarily the result of improved shipment linearity and collections during the fourth quarter of 2004. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.
      Inventories increased $24.2 million to $128.3 million in 2004 primarily due an expansion of inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will be determined based on these factors as well as the stage in which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
      Investing activities used cash of $456.0 million in 2004, which was primarily the result of $333.3 million used in the net purchase of marketable securities, $74.8 million net cash paid in purchase transactions, the purchase of $49.9 million of capital equipment to support our operations and the purchase of $3.2 million of strategic investments, offset by $5.2 million in net proceeds received from the sale of strategic investments. Investing activities provided cash of $42.5 million in 2003, which was primarily the result of $69.7 million in net proceeds received from the maturities of marketable securities and $29.2 million in net proceeds received from the sale of strategic investments, offset in part by the purchase of $47.9 million of capital equipment to support our operations, the purchase of $5.9 million in net assets of a business and the purchase of $2.5 million of strategic investments.
      Our financing activities provided $254.1 million in cash in 2004, which was primarily the result of $253.3 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan. Cash provided by financing activities was $96.0 million in 2003, which was primarily the result of $207.5 million in net proceeds received from issuances of common stock upon exercises of stock options pursuant to our employee stock purchase plan, offset in part by $113.5 million in repayments of debt and other obligations.
      Due to the increase in the price of our Class A common stock, a greater number of employees exercised stock options and we received more proceeds from the exercise of stock options in 2004 than in 2003. The timing and number of stock option exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. In addition, we have started to issue to employees a combination of restricted stock units and employee stock options. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units will not result in any cash proceeds and will require the use of cash as we have determined to allow employees to elect to have a portion of their shares issuable during 2005 withheld to satisfy withholding taxes and then make corresponding cash payments to the appropriate taxing authorities on each employee’s behalf.
      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2004:

	Payment Obligations by Year (In thousands)

						There-
	2005	2006	2007	2008	2009	after	Total

Operating leases	$86,526	$76,831	$51,568	$42,966	$37,570	$159,724	$455,185

Inventory and other related purchased obligations	113,430	—	—	—	—	—	113,430

Other purchase obligations	45,360	4,348	2,136	—	—	—	51,844

Restructuring liabilities	10,364	5,990	4,495	2,507	2,507	1,254	27,117

Accrued settlement payments	10,700	2,000	2,000	2,000	—	—	16,700

	$266,380	$89,169	$60,199	$47,473	$40,077	$160,978	$664,276

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from its present location to a new, larger facility in Irvine, California, which will eventually consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table above.
      Inventory and other related purchase obligations are comprised of purchase commitments for silicon wafers and assembly and test services. We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance. We expect to receive and pay for these materials and services within the next six months. Our subcontractor relationships allow for the cancellation of outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation.
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
      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in 2004. These amounts are included in our consolidated balance sheet. See Note 11 of Notes to Consolidated Financial Statements.
      For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within short time horizons. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.
      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	volume price discounts and customer rebates;
•	the levels of inventory and accounts receivable that we maintain;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products;
•	our relationships with suppliers and customers;
•	the availability of sufficient foundry capacity and packaging materials;
•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;
•	litigation expenses, settlements and judgments;
•	expenses related to our restructuring plans;
•	changes in our compensation policies;
•	the exercise of stock options and stock purchases under our employee stock purchase plan;
•	use of restricted stock units and the related payment in cash of withholding taxes due from employees; and
•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and the general economic slowdown and related uncertainties.
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
      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, our net revenue for the three months ended December 31, 2004 decreased by 16.6% over the level achieved in the three months ended September 30, 2004. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation that is scheduled to go into effect in the third quarter of 2005;
•	a possible adverse outcome in or the settlement of our pending securities litigation or other actual or threatened litigation;
•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and the broadband communications markets;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	the gain or loss of a key customer, design win or order;
•	our ability to develop new sources of revenue to replace lost revenue from our declining Intel processor-based server chipset business;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;
•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify opportunities in new markets;
•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;
•	changes in our product or customer mix;
•	the volume of our product sales and pricing concessions on volume sales;
•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products; and
•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

      We continue to derive a larger portion of our product revenue from relatively newer markets. We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and unpredictable, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to predict our future revenue streams from, and the sustainability of, such newer markets.
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
Changes in the accounting treatment of stock options will adversely affect our results of operations.
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R is scheduled to be effective beginning in the third quarter of 2005. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because that will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Note 1 of our Notes to Consolidated Financial Statements.
Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability.
      In the last three years, worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We recently experienced a slowdown in orders and a reduction in net revenue in the fourth quarter of 2004 that we believe was attributable in substantial part to excess inventory held by certain of our customers. We cannot predict the timing, strength or duration of any economic recovery, worldwide or in the broadband communications markets. If the economy or the broadband communications markets in which we operate do not recover, our business, financial condition and results of operations will likely be materially and adversely affected.
Our operating results may fluctuate significantly due to the cyclical nature of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.
      We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or the broadband communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
Our stock price is highly volatile. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. In addition we, like many other companies that experience volatility in the market prices of their securities, are engaged in securities litigation. An adverse outcome in such litigation could materially and adversely affect our operating results.
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
      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. As noted in Note 12 of Notes to Consolidated Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action, as well as other securities litigation. Although we believe that those lawsuits are without merit, the plaintiffs in our pending securities class action litigation have asserted that, if liability is found, damages may exceed $4.5 billion. Trial for our pending securities litigation is scheduled to commence in September 2005. An adverse determination in, or the settlement of, our pending securities litigation could require us to pay amounts that exceed the coverage that remains available to us under our directors’ and officers’ insurance, which amounts could be substantial. Such an event could have a very significant effect on our business and results of operations, and could materially and adversely affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will continue to divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.
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
      In the past few years, a significant portion of our total net revenue has been derived from our chipset business for servers based on Intel processors. However, in 2003 that business experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. During the second half of 2004 we experienced the first real impact of the long-anticipated decline in our Intel processor-based server chipset business, and we anticipate a steeper decline in that business going forward. We are now pursuing strategies to diversify our revenue stream beyond Intel-based platforms and to develop alternative sources of revenue for the business. Our new areas of focus are alternative server I/ O chipset platforms and the storage market. During 2004 we began to develop server platform products that support the AMD Opterontm processor; however, these products are not expected to generate any substantial revenue until the second half of 2005. We cannot assure you that these strategies will be successful, and it is likely that we will not be able to make up the loss of revenue from our Intel processor-based server chipset business in the near term. If our strategies to reposition our server chipset business are not successful, or if revenues from our other businesses do not increase, our revenue, revenue growth rate and results of operations will be adversely affected.
We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.
      On January 3, 2005 Scott A. McGregor joined Broadcom as President and Chief Executive Officer. Mr. McGregor succeeded our former President and CEO, Alan E. Ross, who retired from these positions upon Mr. McGregor’s arrival but remains a member of the Board of Directors. The integration of Mr. McGregor into our business and operations, and any adjustments or changes that may be implemented by Mr. McGregor, may require the substantial attention of our Board of Directors and senior management personnel.
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
      Furthermore, our future success depends on our ability to continue to attract, retain and motivate senior management and qualified technical personnel, particularly software engineers, digital circuit designers, RF and mixed-signal circuit designers and systems applications engineers. Competition for these employees is intense. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we will experience difficulty in implementing our current business and product plans. In that event, we may be unable to successfully meet competitive challenges or to exploit potential market opportunities, which could adversely affect our business and results of operations.
      Stock options generally comprise a significant portion of our compensation packages for all employees. In April and May 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that we will be able to continue to attract, retain and motivate employees if our Class A common stock experiences another substantial price decline.
      We have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the FASB requirement to expense the fair value of stock options awarded to employees beginning in the third quarter of 2005 will increase our operating expenses. We cannot be certain that the changes in our compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
If we fail to scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.
      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 3,373 employees, including contractors, as of December 31, 2004. This past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have recently implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system, we anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, such as a new material requirements planning, or MRP, system, as well as additional procedures and other internal management systems. In addition, to support our growth we recently signed a lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to begin in the first quarter of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.
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
      Sales to our five largest customers represented approximately 51.1%, 51.6% and 52.3% of our net revenue n 2004, 2003 and 2002, respectively. See Note 13 of Notes to Consolidated Financial Statements for further details. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
      In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue the formation of these strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.
      A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2004, we acquired 28 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.
      Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the typical size of the companies we have historically acquired.
      Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline.
      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. We have in effect an acquisition shelf registration statement on SEC Form S-4 that enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may enter into from time to time. Any additional issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.
      We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

We must keep pace with rapid technological changes and evolving industry standards in the semiconductor industry and broadband communications markets to remain competitive.
      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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
      In some of our businesses, our ability to develop and deliver next-generation products successfully depends in part on access to information from companies that are our competitors. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or to retain our existing customers as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.
      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 21.6% of our net revenue in 2004 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented approximately 79.0% of our net revenue in 2004. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design, development activities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	natural disasters and public health emergencies;
•	nationalization of business and blocking of cash flows;
•	trade and travel restrictions;
•	the imposition of governmental controls and restrictions;
•	burdens of complying with a variety of foreign laws;
•	import and export license requirements and restrictions of the United States and each other country in which we operate;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	changes in taxation and tariffs;
•	difficulties in staffing and managing international operations;
•	fluctuations in currency exchange rates;
•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and
•	potentially adverse tax consequences.
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
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 800 U.S. patents and have filed more than 3,000 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
      Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we could be required to release the source code of our proprietary software.
      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.
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
      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past engaged and may in the future engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. This litigation has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our operations.
Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management or other key employees.
      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in several instances we have been engaged in litigation with parties who claimed that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties who claim that our products have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, could increase our costs of revenue and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if we are able to obtain one at all.
      Our products may contain technology provided to us by third parties. Because we did not develop such technology ourselves, we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.
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
      The semiconductor industry and the broadband communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own semiconductor solutions. We also expect to encounter further consolidation in the markets in which we compete.
      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, we are dependent on competitors for information for the timely development of next-generation products, and such information may not always be given to us on a timely basis, if at all. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.
We depend on six independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.
      We do not own or operate a fabrication facility. Six third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has at times in the past been reduced due to strong demand. In addition, a recurrence of severe acute respiratory syndrome, or SARS, or the occurrence of a significant outbreak of avian influenza among humans or another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted.
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
      We do not own or operate an assembly or test facility. Seven third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
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
      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .25 micron, .22 micron, .18 micron and .13 micron geometry processes. In addition, we have begun to migrate some of our products to 90-nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
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
      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, system and handset providers who purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

The six primary independent foundries upon which we rely to manufacture substantially all of our current products and our California and Singapore facilities are located in regions that are subject to earthquakes and other natural disasters.
      Two of the six third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such third-party foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices, are located near major earthquake fault lines, and our international distribution center is located in Singapore, which could be subject to an earthquake, tsunami or other natural disaster. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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
      Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with this Report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.
      Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We may experience difficulties in implementing or enhancing new information systems.
      We recently implemented a new ERP information system to manage our business operations and a new HRM system, and we intend to implement a new MRP information system. The implementation and migration to a new MRP system could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and process other business transactions related to the order entry, purchasing, and, supply chain processes within a new MRP system. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our Class A common stock. In addition, if any of the providers of our information systems do not choose to continue supporting the systems we have implemented, we may be forced to switch to new information systems, which could result in further disruptions.

We may seek to raise additional capital through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, or at all.
      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.
      As of December 31, 2004 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 17.8% of our outstanding common stock and held 65.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. In particular, as of December 31, 2004 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 16.6% of our outstanding common stock and held 64.1% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.
      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared with one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our co-founders’, directors’ and officers’ ownership of a majority of the Class B common stock, or the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for our stock. These factors may also materially and adversely affect voting and other rights of the holders of our common stock and the market price of our Class A common stock.

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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2004 the carrying value of our cash and cash equivalents approximated fair value.
      Our marketable debt securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable debt securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than one year. As of December 31, 2004 the carrying value and fair value of these securities were approximately $417.0 million and $415.8 million, respectively. The fair value of our marketable debt securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.
      The carrying value, maturity and estimated fair value of our cash equivalents and marketable debt securities as of December 31, 2004 and 2003, respectively, were as follows:

	Carrying				Fair
	Value	Maturity			Value
	December 31,				December 31,
	2004	2005	2006	2007	2004

	(In thousands, except interest rates)

Investments

Cash equivalents	$356,845	$356,845	$—	$—	$356,831

Weighted average interest rate	2.33%	2.33%	—	—

Marketable debt securities	$416,959	$324,041	$69,717	$23,201	$415,757

Weighted average interest rate	2.40%	2.30%	2.64%	3.12%

	Carrying				Fair
	Value	Maturity			Value
	December 31,				December 31,
	2003	2004	2005	2006	2003

	(In thousands, except interest rates)

Investments

Cash equivalents	$64,299	$64,299	$—	$—	$64,299

Weighted average interest rate	1.15%	1.15%	—	—

Marketable debt securities	$83,701	$47,296	$17,273	$19,132	$84,050

Weighted average interest rate	2.20%	2.08%	2.26%	2.46%
      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail to succeed for various other reasons. Consequently, we could lose our entire investment in these companies. As of December 31, 2004, the carrying and fair value of our strategic investments was approximately $5.2 million.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, the end of the period covered by this Report.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Broadcom Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Broadcom Corporation and our report dated February 25, 2004 expressed an unqualified opinion thereon.

Orange County, California
February 25, 2005

Item 9B.	Other Information
      None.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      (a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.
      (b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Elected Officers,” appearing in the Proxy Statement, is hereby incorporated by reference.
      (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.
      (d) Code of Ethics. The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation
      The information under the caption “Executive Compensation and Other Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information under the captions “Ownership of Securities” and “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Certain Transactions,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services
      The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements.
      The following consolidated financial statements, and related notes thereto, of Broadcom and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:
          2. Financial Statement Schedules.
      The following financial statement schedule of Broadcom and the related Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Schedule II — Consolidated Valuation and Qualifying Accounts	S-2
      All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
          3. Exhibits.
      The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Broadcom Corporation
      We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadcom Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Orange County, California
February 25, 2005

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2004	2003

Assets

Current assets:

Cash and cash equivalents	$858,592	$558,669

Short-term marketable securities	324,041	47,296

Accounts receivable (net of allowance for doubtful accounts of $6,900 in 2004 and $6,493 in 2003)	205,135	220,124

Inventory	128,294	104,047

Prepaid expenses and other current assets	68,380	65,667

Total current assets	1,584,442	995,803

Property and equipment, net	107,160	142,113

Long-term marketable securities	92,918	36,405

Goodwill	1,062,188	827,652

Purchased intangible assets, net	17,074	6,667

Other assets	22,057	8,982

Total assets	$2,885,839	$2,017,622

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$171,248	$219,064

Wages and related benefits	42,697	33,965

Deferred revenue	3,648	963

Accrued liabilities	279,507	249,584

Total current liabilities	497,100	503,576
Commitments and contingencies

Long-term liabilities	22,753	24,241

Shareholders’ equity:

Convertible preferred stock, $.0001 par value:

Authorized shares — 10,000,000 — none issued and outstanding	—	—

Class A common stock, $.0001 par value:
Authorized shares — 800,000,000

Issued and outstanding shares — 273,112,763 in 2004 and 240,243,633 in 2003	27	24

Class B common stock, $.0001 par value:
Authorized shares — 400,000,000

Issued and outstanding shares — 57,395,782 in 2004 and 65,778,605 in 2003	6	7

Additional paid-in capital	8,741,045	8,123,941

Notes receivable from employees	(7,955)	(10,906)

Deferred compensation	(40,701)	(77,616)

Accumulated deficit	(6,327,535)	(6,546,280)

Accumulated other comprehensive income	1,099	635

Total shareholders’ equity	2,365,986	1,489,805

Total liabilities and shareholders’ equity	$2,885,839	$2,017,622

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Net revenue	$2,400,610	$1,610,095	$1,082,948

Cost of revenue(1)	1,193,294	839,776	604,397

Gross profit	1,207,316	770,319	478,551

Operating expense:

Research and development(2)	495,075	434,018	461,804

Selling, general and administrative(2)	212,727	190,138	165,267

Stock-based compensation	73,320	263,960	359,790

Amortization of purchased intangible assets	3,703	3,504	22,387

Settlement costs	68,700	194,509	3,000

In-process research and development	63,766	—	—

Impairment of goodwill and intangible assets	18,000	439,611	1,265,038

Stock option exchange	—	209,266	—

Restructuring costs	—	2,932	119,680

Income (loss) from operations	272,025	(967,619)	(1,918,415)

Interest income, net	15,010	6,828	12,183

Other income (expense), net	7,317	26,053	(32,750)

Income (loss) before income taxes	294,352	(934,738)	(1,938,982)

Provision for income taxes	75,607	25,127	297,594

Net income (loss)	$218,745	$(959,865)	$(2,236,576)

Net income (loss) per share (basic)	$.68	$(3.29)	$(8.35)

Net income (loss) per share (diluted)	$.63	$(3.29)	$(8.35)

Weighted average shares (basic)	319,442	292,009	267,990

Weighted average shares (diluted)	349,037	292,009	267,990

(1) Cost of revenue includes the following:

Stock-based compensation expense	$1,367	$6,528	$12,917

Amortization of purchased intangible assets	12,821	17,207	56,032

Stock option exchange expense	—	11,454	—

	$14,188	$35,189	$68,949

(2) Stock-based compensation expense is excluded from the following:

Research and development expense	$58,611	$219,337	$252,365

Selling, general and administrative expense	14,709	44,623	107,425

	$73,320	$263,960	$359,790

Amortization of purchased intangible assets is excluded from the following:

Research and development expense	$—	$815	$19,566

Selling, general and administrative expense	3,703	2,689	2,821

	$3,703	$3,504	$22,387

Stock option exchange expense is excluded from the following:

Research and development expense	$—	$164,798	$—

Selling, general and administrative expense	—	44,468	—

	$—	$209,266	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

				Notes			Accumulated
	Common Stock		Additional	Receivable			Other	Total
			Paid-In	From	Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	Income (Loss)	Equity

Balance at December 31, 2001	264,504,496	$26	$7,529,685	$(14,452)	$(964,916)	$(3,349,839)	$6,906	$3,207,410

Purchase transactions	6,769,500	1	214,728	(299)	—	—	—	214,430

Exercise of stock options, net	5,491,411	1	25,377	(295)	—	—	—	25,083

Employee stock purchase plan	1,038,541	—	18,972	—	—	—	—	18,972

Repayment of notes receivable	—	—	—	2,199	—	—	—	2,199

Deferred compensation, net	—	—	(100,812)	—	100,812	—	—	—

Stock-based compensation expense	—	—	10,449	—	409,214	—	—	419,663

Components of comprehensive loss:

Change in net unrealized loss on investments	—	—	—	—	—	—	(7,152)	(7,152)

Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	106	106

Translation adjustments	—	—	—	—	—	—	386	386

Net loss	—	—	—	—	—	(2,236,576)	—	(2,236,576)

Comprehensive loss	—	—	—	—	—	—	—	(2,243,236)

Balance at December 31, 2002	277,803,948	28	7,698,399	(12,847)	(454,890)	(5,586,415)	246	1,644,521

Purchase transactions, net	2,565,372	—	17,837	—	—	—	—	17,837

Exercise of stock options, net	14,865,522	2	182,716	—	—	—	—	182,718

Employee stock purchase plan	2,213,363	—	24,777	—	—	—	—	24,777

Repayment of notes receivable	—	—	—	1,941	—	—	—	1,941

Deferred compensation, net	—	—	30,363	—	(30,363)	—	—	—

Stock-based compensation expense	—	—	7,544	—	352,003	—	—	359,547

Stock option exchange	8,574,033	1	162,305	—	55,634	—	—	217,940

Components of comprehensive loss:

Change in net unrealized loss on investments	—	—	—	—	—	—	(61)	(61)

Reclassification adjustment for net realized loss included in net loss	—	—	—	—	—	—	137	137

Translation adjustments	—	—	—	—	—	—	313	313

Net loss	—	—	—	—	—	(959,865)	—	(959,865)

Comprehensive loss	—	—	—	—	—	—	—	(959,476)

Balance at December 31, 2003	306,022,238	31	8,123,941	(10,906)	(77,616)	(6,546,280)	635	1,489,805

Purchase transactions, net	7,370,165	1	244,212	(34)	—	—	—	244,179

Shares issued pursuant to stock awards, net	14,570,066	1	222,314	—	—	—	—	222,315

Employee stock purchase plan	2,546,076	—	31,008	—	—	—	—	31,008

Tax benefit realized from stock plans	—	—	81,798	—	—	—	—	81,798

Repayment of notes receivable	—	—	—	2,985	—	—	—	2,985

Deferred compensation, net	—	—	37,053	—	(37,053)	—	—	—

Stock-based compensation expense	—	—	719	—	73,968	—	—	74,687

Components of comprehensive income:

Change in net unrealized loss on investments	—	—	—	—	—	—	(3)	(3)

Translation adjustments	—	—	—	—	—	—	467	467

Net income	—	—	—	—	—	218,745	—	218,745

Comprehensive income	—	—	—	—	—	—	—	219,209

Balance at December 31, 2004	330,508,545	$33	$8,741,045	$(7,955)	$(40,701)	$(6,327,535)	$1,099	$2,365,986

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Operating activities

Net income (loss)	$218,745	$(959,865)	$(2,236,576)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	75,166	70,237	68,709

Stock-based compensation expense	74,687	270,488	372,707

Amortization of purchased intangible assets	16,524	20,711	78,419

In-process research and development	63,766	—	—

Impairment of goodwill and intangible assets	18,000	439,611	1,265,038

Tax benefit realized from stock plans	81,798	—	—

Non-cash stock option exchange expense	—	217,940	—

Non-cash settlement costs	—	88,087	—

Non-cash restructuring charges	—	972	52,456

(Gain) loss on strategic investments, net	(5,231)	(22,041)	33,201

Non-cash development revenue	—	(508)	(4,700)

Deferred taxes	—	—	286,525

Change in operating assets and liabilities:

Accounts receivable	23,631	(91,019)	(62,333)

Inventory	(22,310)	(57,554)	(22,577)

Prepaid expenses and other assets	(22,080)	(27,786)	(26,371)

Accounts payable	(57,186)	50,828	62,568

Other accrued liabilities	36,328	30,538	63,743

Net cash provided by (used in) operating activities	501,838	30,639	(69,191)

Investing activities

Purchases of property and equipment	(49,931)	(47,932)	(75,182)

Net cash received (paid) in purchase transactions	(74,846)	(5,862)	839

Purchases of strategic investments	(3,216)	(2,500)	(3,250)

Proceeds from sales of strategic investments	5,231	29,152	7,597

Purchases of marketable securities	(525,949)	(69,637)	(94,300)

Proceeds from sale of available for sale marketable securities	48,145	—	—

Proceeds from maturities of marketable securities	144,546	139,288	186,743

Net cash provided by (used in) investing activities	(456,020)	42,509	22,447

Financing activities

Payments on debt and other obligations	(2,203)	(113,470)	(13,713)

Net proceeds from issuance of common stock	253,323	207,495	44,055

Proceeds from repayment of notes receivable from employees	2,985	1,941	2,199

Net cash provided by financing activities	254,105	95,966	32,541

Increase (decrease) in cash and cash equivalents	299,923	169,114	(14,203)

Cash and cash equivalents at beginning of year	558,669	389,555	403,758

Cash and cash equivalents at end of year	$858,592	$558,669	$389,555

Supplemental disclosure of cash flow information

Interest paid	$57	$1,019	$3,004

Income taxes paid (refunded)	$5,234	$8,355	$(3,083)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
The Company
      Broadcom Corporation (the “Company”) is a global leader in wired and wireless broadband communications semiconductors. The Company’s products enable the convergence of high-speed data, high definition video, voice and audio at home, in the office and on the go. The Company provides manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices with complete system-on-a-chip and software solutions. The Company’s diverse product portfolio addresses every major broadband communications market, and includes solutions for digital cable, satellite and Internet Protocol set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/ Otm server solutions.
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Revenue Recognition
      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented approximately 99.0%, 98.5% and 95.7% of its total net revenue in 2004, 2003 and 2002, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses and maintenance agreements, system-level reference designs and cancellation fees.
      The majority of the Company’s sales occur through the efforts of its direct sales force. However, the Company derived approximately 9.6%, 7.1% and 10.4% of its total net revenue from sales made through distributors in 2004, 2003 and 2002, respectively.
      In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. In addition, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. These criteria are usually met at the time of product shipment. However, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.
      Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The costs associated with development agreements are included in cost of revenue. Revenue from licensed software and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from system-level reference designs is recognized in accordance with SAB 101 and SAB 104. Revenue from cancellation fees is recognized when cash is received from the customer.
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
Concentration of Credit Risk
      The Company sells the majority of its products throughout North America, Asia and Europe. Sales to the Company’s recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. The Company performs periodic credit evaluations of its recurring customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.
      The Company invests its cash in deposits and money market funds with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations with strong credit ratings and in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of not more than one year.
Fair Value of Financial Instruments
      The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate current values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.
Cash and Cash Equivalents
      Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Marketable Securities
      The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit.
Investments
      The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.
      The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company’s investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines: (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in public companies are determined using their quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: (a) values established in recent rounds of financing, (b) pricing models using historical and forecasted financial information, and/or (c) quoted market prices of comparable public companies.
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

Goodwill and Purchased Intangible Assets
      Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
      The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“Concepts Statement 7”). Impairment is based on the excess of the carrying amount over the fair value of those assets.
Income Taxes
      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.
Stock-Based Compensation
      The Company has in effect several stock incentive plans under which incentive stock options and restricted stock units (“RSUs”) have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.
      In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted with exercise prices less than the fair market value of the Class A common stock on the date of grant. The amount of such deferred compensation per share is equal to the excess of such fair market value over the exercise price. In addition, the Company records deferred compensation in connection with RSU awards equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods.
      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.
      The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Awards			Employee Stock Purchase Rights

	2004	2003	2002	2004	2003	2002

Expected life (in years)	4.73	4.00	4.00	1.59	1.28	1.17

Volatility	0.64	0.70	0.70	0.64	0.70	0.70

Risk-free interest rate	3.40%	2.74%	2.72%	2.40%	1.57%	2.72%

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Weighted average fair value	$19.19	$16.88	$9.33	$7.36	$5.90	$6.89
      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards to employees, assuming the application of the Black-Scholes model, would approximate the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)

Net income (loss) — as reported	$218,745	$(959,865)	$(2,236,576)

Add: Stock-based compensation expense included in net income (loss) — as reported	74,687	577,487	419,663

Deduct: Stock-based compensation expense determined under the fair value method	(676,864)	(1,025,896)	(1,068,281)

Net loss — pro forma	$(383,432)	$(1,408,274)	$(2,885,194)

Net income (loss) per share (basic) — as reported	$.68	$(3.29)	$(8.35)

Net income (loss) per share (diluted) — as reported	$.63	$(3.29)	$(8.35)

Net loss per share (basic and diluted) — pro forma	$(1.20)	$(4.82)	$(10.77)

      For purposes of this illustration, the value of each stock award has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.
      For the first three quarters of 2004, in performing the Black-Scholes calculations the Company used an expected life of five years and a volatility of 0.70. In the fourth quarter of 2004 the Company changed its expected life and volatility assumptions to four years and 0.50, respectively. This change represents a refinement to the Company’s determination of the appropriate assumptions to be used in the Black-Scholes model. The Company updated its assumptions based on more recent historical data related to trading patterns in its stock as well as other guidance included in the most recent accounting literature regarding the methods for selecting assumptions. The Company believes that this refinement will generate more representative estimates of fair value. These refinements to the Company’s methodology decreased the 2004 pro forma net loss by approximately $1.2 million.
      In March 2000 the FASB issued Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future vesting period. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.
      The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model.
      In addition, the Company has complied with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which requires use of the variable accounting method with respect to certain stock options assumed in connection with purchase transactions in which contingent consideration was paid. Stock-based compensation expense with respect to such options was based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price.
      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
      The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as illustrated in the table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 for such excess tax deductions was $81.8 million. No comparable amounts were recorded in 2003 and 2002.
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

Measurement and Recognition
      In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its Class A common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill
      In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Amount Allocated to Deferred Compensation
      Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation to stock-based compensation expense over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.
Litigation and Settlement Costs
      From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.
Net Income (Loss) Per Share
      Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Net income (loss) per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options, RSUs, warrants and convertible securities calculated using the treasury stock method.

Research and Development Expense
      Research and development expenditures are expensed in the period incurred.
Advertising Expense
      Advertising costs are expensed in the period incurred.
Rebates
      The Company accounts for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is equal to 100% of the potential rebates, based upon the terms of the Company’s rebate agreements.
Warranty
      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.
Comprehensive Income
      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.
Business Enterprise Segments
      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at December 31, 2004, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.
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

      All of the Company’s business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of the business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amount and types of tools and materials required are similar for each business group. Finally, even though the Company periodically reorganizes its business groups based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of its vice presidents/ general managers, the common financial goals for each business group remain constant.
      Because the Company meets each of the criteria set forth in SFAS 131 and its four business groups as of December 31, 2004 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.
Reclassifications
      Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

2.	Supplementary Financial Information
Inventory
      The following table presents details of the Company’s inventory:

	December 31,

	2004	2003

	(In thousands)

Work in process	$38,659	$53,845

Finished goods	89,635	50,202

	$128,294	$104,047

Property and Equipment
      The following table presents details of the Company’s property and equipment:

		December 31,

	Useful Life	2004	2003

	(In years)
		(In thousands)

Leasehold improvements	1 to 7	$48,556	$43,509

Office furniture and equipment	3 to 7	28,351	25,946

Machinery and equipment	2 to 5	128,187	90,938

Computer software and equipment	2 to 4	142,620	176,559

Construction in progress	N/A	9,436	17,156

		357,150	354,108

Less accumulated depreciation and amortization		(249,990)	(211,995)

		$107,160	$142,113

Goodwill
      The following table presents the changes in the carrying value of the Company’s goodwill:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Beginning balance	$827,652	$1,228,603	$2,241,632

Goodwill recorded in connection with purchase transactions (Note 3)	239,351	—	173,656

Goodwill recorded in connection with contingent consideration earned (Note 3)	—	51,315	42,229

Reclassification of assembled workforce	—	—	12,124

Impairment losses (Note 9)	—	(438,611)	(1,241,038)

Other	(4,815)	(13,655)	—

Ending balance	$1,062,188	$827,652	$1,228,603

Purchased Intangible Assets
      The following table presents details of the Company’s purchased intangible assets:

	December 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)

Completed technology	$152,230	$(140,066)	$12,164	$133,911	$(127,244)	$6,667

Customer relationships	46,266	(41,997)	4,269	39,921	(39,921)	—

Other	9,027	(8,386)	641	6,759	(6,759)	—

	$207,523	$(190,449)	$17,074	$180,591	$(173,924)	$6,667

      In connection with six purchase transactions completed in 2004, the Company recorded approximately $26.9 million in purchased intangible assets. See Note 3. At December 31, 2004 the unamortized balance of completed technology that will be amortized to future cost of revenue was approximately $12.2 million, of which $9.2 million and $3.0 million are expected to be amortized in 2005 and 2006, respectively. At December 31, 2004 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $4.9 million, of which $3.6 million and $1.3 million are expected to be amortized in 2005 and 2006, respectively.
Other Assets
      The following table presents details of the Company’s other assets:

	December 31,

	2004	2003

	(In thousands)

Strategic investments (Note 4)	$5,229	$2,766

Employee notes and interest receivable	996	1,926

Other	15,832	4,290

	$22,057	$8,982

Accrued Liabilities
      The following table presents details of the Company’s accrued liabilities:

	December 31,

	2004	2003

	(In thousands)

Accrued taxes	$94,382	$106,099

Accrued rebates	93,222	62,282

Warranty reserve	19,185	5,996

Accrued settlement liabilities	10,700	14,767

Restructuring liabilities	10,364	12,933

Other	51,654	47,507

	$279,507	$249,584

Long-Term Liabilities
      The following table presents details of the Company’s long-term liabilities:

	December 31,

	2004	2003

	(In thousands)

Restructuring liabilities	$16,753	$24,241

Accrued settlement liabilities	6,000	—

	$22,753	$24,241

Accrued Rebates Activity
      The following table summarizes the 2004 and 2003 activity related to accrued rebates:

	December 31,

	2004	2003

	(In thousands)

Beginning balance	$62,282	$42,391

Rebates charged as a reduction of revenue	263,634	165,162

Rebate payments	(232,694)	(145,271)

Ending balance	$93,222	$62,282

Warranty Reserve Activity
      The following table summarizes the 2004 and 2003 activity related to the warranty reserve:

	December 31,

	2004	2003

	(In thousands)

Beginning balance	$5,996	$3,881

Charged to costs and expenses	14,812	8,325

Acquired through acquisition	157	—

Payments	(1,780)	(6,210)

Ending balance	$19,185	$5,996

Advertising Expense
      Advertising expense in 2004, 2003 and 2002 was $5.3 million, $3.2 million, and $0.3 million, respectively.
Interest Expense
      Interest expense in 2004, 2003 and 2002 was $0.1 million, $1.1 million and $3.6 million, respectively.
Other Income (Expense), Net
      The following table presents details of the Company’s other income (expense), net:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Net gain (loss) on strategic investments (Note 4)	$5,231	$22,041	$(33,201)

Other	2,086	4,012	451

	$7,317	$26,053	$(32,750)

Computation of Net Income (Loss) Per Share
      The following table presents the computation of net income (loss) per share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)

Numerator: Net income (loss)	$218,745	$(959,865)	$(2,236,576)

Denominator:

Weighted average shares outstanding	319,778	292,881	271,628

Less: Unvested common shares outstanding	(336)	(872)	(3,638)

Denominator for net income (loss) per share (basic)	319,442	292,009	267,990

Effect of dilutive securities:

Unvested common shares outstanding	318	—	—

Stock options and other	29,277	—	—

Denominator for net income (loss) per share (diluted)	349,037	292,009	267,990

Net income (loss) per share (basic)	$.68	$(3.29)	$(8.35)

Net income (loss) per share (diluted)	$.63	$(3.29)	$(8.35)

      If the Company had reported net income in 2003 and 2002, additional common share equivalents of 19,688,168 and 19,320,114, respectively, would have been included in the denominator for net income (loss) per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such dates. These excluded common share equivalents could be dilutive in the future. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net income (loss) per share as of the beginning of the period in which the respective equity consideration is earned.

Supplementary Cash Flow Information
      The following table sets forth certain non-cash transactions excluded from the statements of cash flows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Acquisition of equipment through deferred payments	$—	$—	$14,314

Trade-in of equipment as partial consideration for equipment acquired through an operating lease	10,712	—	—

3.	Business Combinations
      From January 1, 2002 through December 31, 2004 the Company completed eight acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.
      A summary of these transactions as of their respective acquisition dates is outlined below:

				Shares	Shares
				Reserved	Reserved
				for Stock	for Certain
				Purchase	Future	Total Shares	Cash
	Date		Shares	Rights	Performance	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Goals	Reserved	Paid

							(In thousands)

2004 Acquisitions

RAIDCore, Inc.	Jan. 2004	Redundant array of inexpensive disks (“RAID”) and virtualization software	—	—	—	—	$9,886

Sand Video, Inc.	Apr. 2004	Advanced video compression semiconductor technology	1,406,038	261,919	—	1,667,957	7,365

M-Stream, Inc.	Apr. 2004	Solutions for signal-to-noise ratio performance improvements in cellular handsets	—	26,536	—	26,536	7,898

WIDCOMM, Inc.	May 2004	Software solutions for Bluetooth® wireless products	—	—	—	—	48,427

Zyray Wireless Inc.	July 2004	Baseband co-processors addressing WCDMA (Wideband Code Division Multiple Access) mobile devices	1,894,221	344,977	—	2,239,198	3,850

Alphamosaic Limited	Sep. 2004	Advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellphones and other mobile devices	4,172,537	141,208	—	4,313,745	2,695

			7,472,796	774,640	—	8,247,436	$80,121

2003 Acquisition

Gadzoox Networks, Inc.	Mar. 2003	Storage networking technology	—	—	—	—	$5,862

2002 Acquisition

Mobilink Telecom, Inc.	May 2002	Chipsets and reference designs for use in mobile phones, PDAs and cellular modem cards	4,396,734	1,211,637	2,045,569	7,653,940	$—

Total acquisitions			11,869,530	1,986,277	2,045,569	15,901,376	$85,983

      The Company’s primary reasons for the above acquisitions were to enter into or expand its market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and/ or enhance its technological capabilities.
      Certain of the shares issued or cash paid are held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the shareholder cease employment with the Company prior to the scheduled vesting of those shares.
Allocation of Initial Purchase Consideration
      The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets	Goodwill and			In-Process
	(Liabilities)	Purchased	Deferred	Deferred Tax	Research &	Total
	Assumed	Intangibles	Compensation	Liabilities	Development	Consideration

	(In thousands)

2004 Acquisitions

RAIDCore	$(267)	$7,893	$—	$—	$2,260	$9,886

Sand Video	(2,067)	43,841	14,760	—	20,518	77,052

M-Stream	452	4,080	630	—	3,726	8,888

WIDCOMM	(689)	49,116	—	—	—	48,427

Zyray	(1,781)	59,516	13,707	—	25,929	97,371

Alphamosaic	913	101,836	8,705	—	11,333	122,787

	$(3,439)	$266,282	$37,802	$—	$63,766	$364,411

2003 Acquisition

Gadzoox	$2,521	$3,341	$—	$—	$—	$5,862

2002 Acquisition

Mobilink	$(10,998)	$191,126	$1,253	$(7,629)	$—	$173,752

Total acquisitions	$(11,916)	$460,749	$39,055	$(7,629)	$63,766	$544,025

      The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced and (ii) restricted common stock and employee stock options were valued in accordance with FIN 44. Acquisition costs incurred by the Company have been included as part of the net assets (liabilities) assumed in connection with the purchase transactions.

Accounting for Contingent Consideration
      In connection with its prior acquisitions of SiByte, Inc., ServerWorks Corporation and Mobilink, the Company reserved additional shares of its Class A common stock for issuance to the former share and option holders of the acquired companies upon satisfaction of certain future internal performance goals established in the definitive agreements for each of these acquisitions.
      The following table presents activity in the Company’s Class A common stock reserved for issuance upon satisfaction of future internal performance goals related to purchase acquisitions:

				Shares
				Reserved for
				Certain
				Future
				Performance
	SiByte	ServerWorks	Mobilink	Goals

Balance at December 31, 2001	1,406,954	5,000,000	—	6,406,954

Shares reserved for certain future internal performance goals	—	—	2,045,569	2,045,569

Shares/options earned	—	(2,986,583)	(500,444)	(3,487,027)

Shares/options cancelled	(1,406,954)	(13,417)	(10,948)	(1,431,319)

Balance at December 31, 2002	—	2,000,000	1,534,177	3,534,177

Shares/options earned	—	(1,984,144)	(1,501,251)	(3,485,395)

Shares/options cancelled	—	(15,856)	(32,926)	(48,782)

Balance at December 31, 2003	—	—	—	—

      In early 2003 the Company notified the stockholder agent representing the former stock and option holders of SiByte that the final SiByte performance goal for 2002 had not been satisfied, and the shares and options that remained available for future issuance in connection with such acquisition were cancelled. The stockholder agent disputed the Company’s determination, contending that the former stock and option holders of SiByte were entitled to the shares reserved for issuance upon satisfaction of the final performance goal. In November 2004 the Company recorded a cash settlement of that dispute in the amount of $8.2 million. See Note 11.
      The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals detailed in the table above:

			Total
			Contingent
	ServerWorks	Mobilink	Consideration

	(In thousands)
2002 Allocation of Contingent Consideration Earned

Goodwill	$36,252	$5,977	$42,229

Stock-based compensation expense	—	11	11

Deferred compensation, net	—	66	66

	$36,252	$6,054	$42,306

2003 Allocation of Contingent Consideration Earned

Goodwill	$27,168	$24,147	$51,315

Stock-based compensation expense	13,831	2,650	16,481

Deferred compensation, net	30,235	6,677	36,912

	$71,234	$33,474	$104,708

      See Note 1 for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

Condensed Balance Sheets
      The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

	2004	2003	2002
	Acquisitions	Acquisition	Acquisition

	(In thousands)

Assets

Current assets:

Cash and cash equivalents	$5,275	$—	$839

Accounts receivable	8,642	890	584

Inventory	1,937	457	1,192

Prepaid expenses and other current assets	1,698	—	893

Total current assets	17,552	1,347	3,508

Property and equipment, net	944	1,174	4,934

Other assets	159	—	3,000

Total assets	$18,655	$2,521	$11,442

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$10,220	$—	$2,636

Wages and related benefits	1,140	—	628

Accrued liabilities	5,191	—	8,706

Short-term debt	2,203	—	9,137

Total current liabilities	18,754	—	21,107

Total shareholders’ equity (deficit)	(99)	2,521	(9,665)

Total liabilities and shareholders’ equity (deficit)	$18,655	$2,521	$11,442

      In connection with acquisitions, the Company incurred acquisition costs of approximately $3.3 million and $1.3 million in 2004 and 2002, respectively.
Goodwill and Purchased Intangible Assets
      The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2004	2003	2002
	Useful Life	Acquisitions	Acquisition	Acquisition

	(In years)
		(In thousands)

Goodwill	N/A	$239,351	$—	$173,656

Purchased intangible assets (finite lives):

Completed technology	2 to 3	18,318	2,441	14,550

Customer relationships	2	6,345	—	—

Customer contracts	1 to 2	725	—	1,620

Other	<1	1,543	900	1,300

		$266,282	$3,341	$191,126

In-Process Research and Development
      In-process research and development (“IPR&D”) totaled $63.8 million for acquisitions completed in 2004. No comparable amount of IPR&D was recorded in 2003 and 2002. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.
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
      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s significant acquisitions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)

RAIDCore	RAID software stack	60%	1	$1.8	23%	$2.3

Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5

M-Stream	Algorithm implemented in DSP chip	30	1	1.3	26	3.7

Zyray	WCDMA co-processor	80	1	5.6	24	25.9

Alphamosaic	Multimedia co-processor	50	1	11.5	21	11.3
      The Company completed the development projects related to the RAIDCore acquisition. For one development project related to the Sand Video acquisition, the Company reallocated the resources to focus on semiconductor products that the Company believes are a higher priority. All other development projects are still in process.
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

Supplemental Pro Forma Data (Unaudited)
      The pro forma data of the Company set forth below gives effect to certain acquisitions completed in 2004 as if they had occurred at the beginning of 2003 and includes amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma data for 2004 is a $3.4 million restructuring charge for the consolidation of excess facilities, related primarily to non-cancelable lease costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2003. No supplemental pro forma information is presented for the acquisitions of RAIDCore, M-Stream or Gadzoox due to the immaterial effect of those acquisitions on the results of operations.

	Years Ended December 31,

	2004	2003

	(In thousands,
	except per share data)

Pro forma net revenue	$2,410,176	$1,621,061

Pro forma net income (loss)	254,290	(1,010,675)

Pro forma net income (loss) per share (basic)	.78	(3.37)

Pro forma net income (loss) per share (diluted)	.71	(3.37)

4.	Investments
Held-to-Maturity Investments
      At December 31, 2004 all of the Company’s held-to-maturity investments consisted of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)

December 31, 2004

Cash equivalents	$356,845	$21	$(35)	$356,831

Short-term marketable securities	324,041	17	(656)	323,402

Long-term marketable securities	92,918	19	(582)	92,355

	$773,804	$57	$(1,273)	$772,588

December 31, 2003

Cash equivalents	$64,299	$—	$—	$64,299

Short-term marketable securities	47,296	262	(40)	47,518

Long-term marketable securities	36,405	169	(42)	36,532

	$148,000	$431	$(82)	$148,349

      Scheduled maturities of held-to-maturity securities were as follows:

	December 31,

	2004		2003

	(In thousands)
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Less than one year	$680,886	$680,233	$111,595	$111,817

One to two years	69,717	69,247	17,273	17,380

Two to three years	23,201	23,108	19,132	19,152

	$773,804	$772,588	$148,000	$148,349

Strategic Investments
      At December 31, 2004 and 2003 the carrying values of the Company’s investments in equity securities of privately held companies accounted for using the cost method were approximately $5.2 million and $2.8 million, respectively. In 2004, 2003 and 2002 the Company performed impairment analyses of these investments. The Company recorded impairment charges for these investments in the amounts of $2.3 million and $37.3 million in 2003 and 2002, respectively, representing other-than-temporary declines in the value of these non-marketable equity securities. There were no comparable charges incurred in 2004. In addition, in 2004 and 2002 the Company recorded net gains on the sale of its investments in publicly traded companies in the amounts of $5.2 million and $4.6 million, respectively. In 2002 the Company performed impairment analyses and recorded impairment charges for these investments in the amount of $0.5 million. These gains and charges were included in other income (expense), net, in the consolidated statements of operations.
      From October 2001 through January 2002 the Company purchased an approximate 9.8% ownership interest in a privately held company for $23.0 million. In October 2001 the Company also entered into a separate agreement to perform certain development services for that company in exchange for additional equity consideration with an estimated aggregate value, based on the value at the time the agreement was signed, of up to approximately $10.0 million, if all of the development milestones were satisfied. The additional equity that the Company could receive under the development agreement consisted of shares of preferred stock of the privately held company that had rights that could protect the Company against subsequent dilution in the event that the privately held company issued additional equity securities for a per share price that was below the per share value of the stock received by the Company. Consistent with the Company’s existing policies, the strategic investment was accounted for using the cost method, and revenue under the development agreement was recorded using the percentage-of-completion method. In 2003 and 2002 approximately $0.5 million and $4.7 million of non-cash revenue, respectively, was recognized under the development agreement. In September 2003 the Company received approximately $28.4 million of proceeds and realized a gain on the sale of this investment of approximately $24.4 million. The investment was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at that time. These charges and gains were also included in other income (expense), net, in the consolidated statements of operations.

5.	Income Taxes
      For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

United States	$29,027	$(1,071,532)	$(1,856,820)

Foreign	265,325	136,794	(82,162)

	$294,352	$(934,738)	$(1,938,982)

      A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Statutory federal provision (benefit) for income taxes	$103,023	$(327,158)	$(678,644)

Increase (decrease) in taxes resulting from:

Non-deductible impairment of goodwill	—	153,514	434,363

In-process research and development	17,499	—	—

State taxes, net of federal benefit	14,047	583	52,108

Benefit of federal tax credits	(11,836)	(39,939)	(38,208)

Valuation allowance (federal)	36,893	262,201	465,557

Reversal of taxes previously accrued	(21,300)	—	—

Tax rate differential on foreign earnings	(65,066)	(23,334)	63,572

Other	2,347	(740)	(1,154)

Provision for income taxes	$75,607	$25,127	$297,594

      The income tax provision consists of the following components:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Current:

Federal	$44,598	$15,753	$—

State	21,610	583	437

Foreign	9,399	8,791	15,219

	75,607	25,127	15,656

Deferred:

Federal	—	—	202,209

State	—	—	79,729

	—	—	281,938

	$75,607	$25,127	$297,594

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,

	2004	2003

	(In thousands)

Deferred tax assets:

Research and development tax credit carryforwards	$332,031	$293,765

Capitalized research and development costs	113,341	104,421

Net operating loss carryforwards	1,010,151	915,190

Investments in securities	16,809	9,842

Reserves and accruals not currently deductible for tax purposes	30,837	32,352

Deferred compensation and purchased intangible assets	141,328	98,790

Other	14,873	16,113

Gross deferred tax assets	1,659,370	1,470,473

Valuation allowance	(1,659,370)	(1,470,473)

Deferred tax assets, net	—	—

Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

      The Company operates under a tax holiday in Singapore, which is effective through March 2006. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holiday was to decrease Singapore taxes by approximately $147.1 million, $101.1 million and $47.8 million for 2004, 2003 and 2002, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was approximately $.42, $.35 and $.18 for 2004, 2003 and 2002, respectively.
      At December 31, 2004 the Company had federal, state and United Kingdom net operating loss carryforwards of approximately $2.731 billion, $816.8 million and $35.7 million, respectively. If unutilized, the federal and state net operating loss carryforwards expire at various dates from 2006 to 2024 and 2005 to 2024, respectively. The United Kingdom net operating losses have no expiration date. The federal and state net operating losses are primarily the result of tax deductions related to employee stock option exercises.
      At December 31, 2004 the Company had federal, state and Canadian research and development credit carryforwards of approximately $190.5 million, $209.8 million and $5.2 million, respectively. These research and development credit carryforwards expire at various dates from 2009 to 2024, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.
      In 2004 and 2003 the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses and the full utilization of its loss carryback potential, the Company concluded that a full valuation allowance should be recorded in 2004 and 2003.
      If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2004 will be accounted for as follows: approximately $1.266 billion will be recognized as a reduction of income tax expense, $81.3 million will be recognized as a reduction of goodwill and $312.4 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options.

      In 2003 the IRS commenced a routine examination of the Company’s 1999 and 2000 tax years. Management believes that the results of this examination will not have a material effect on the Company’s financial condition or results of operations.
      The Company has not provided for U.S. income taxes on undistributed earnings of non-U.S. subsidiaries of approximately $180.0 million as of December 31, 2004 because it is the Company’s intention to permanently invest these earnings overseas. U.S. income taxes would be immaterial if such earnings were not considered permanently reinvested due to U.S. net operating loss and tax credit carryforwards and resulting foreign tax credits.

6.	Commitments
      The Company leases facilities in Irvine (its corporate headquarters) and Santa Clara County, California. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. In addition to the Company’s principal design facilities in Irvine and Santa Clara County, the Company leases additional design facilities in Tempe, Arizona; San Diego County, California; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; and Seattle, Washington. Internationally, the Company leases a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.
      In December 2004 the Company entered into a lease agreement under which its corporate headquarters will move from its present location to a new, larger facility in Irvine eventually consisting of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to be in the first quarter of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table below.
      Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year

						There-
	2005	2006	2007	2008	2009	after	Total

	(In thousands)

Operating leases	$86,526	$76,831	$51,568	$42,966	$37,570	$159,724	$455,185

Inventory and other related purchase obligations	113,430	—	—	—	—	—	113,430

Other purchase obligations	45,360	4,348	2,136	—	—	—	51,844

	$245,316	$81,179	$53,704	$42,966	$37,570	$159,724	$620,459

      Facilities rent expense in 2004, 2003 and 2002 was $38.4 million, $33.6 million and $35.0 million, respectively.
      The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017.
      Inventory and other related purchase obligations are comprised of purchase commitments for silicon wafers and assembly and test services. The Company depends entirely upon subcontractors to manufacture its silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, the Company must order these materials and services from these subcontractors well in advance. The Company expects to receive and pay for these materials and services within the next six months. The Company’s subcontractor relationships allow for the cancellation of outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation.
      Other purchase obligations are comprised of purchase commitments for lab test equipment, computer hardware, information systems infrastructure and other purchase commitments in the ordinary course of business.

      For the purpose of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on its current manufacturing needs and are typically fulfilled by its vendors within short time horizons. The Company has additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed its expected requirements.
7.     Shareholders’ Equity
Common Stock
      The Company has 800,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.”
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
Comprehensive Income (Loss)
      The components of comprehensive income (loss), net of taxes, are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Net income (loss)	$218,745	$(959,865)	$(2,236,576)

Other comprehensive income (loss):

Change in unrealized gain (loss) on investments, net of taxes	(3)	(61)	(7,152)

Reclassification adjustment for net realized loss included in net loss	—	137	106

Translation adjustments	467	313	386

Total comprehensive income (loss)	$219,209	$(959,476)	$(2,243,236)

      The components of accumulated other comprehensive income are as follows:

	December 31,

	2004	2003

	(In thousands)

Accumulated unrealized gain (loss) on investments	$(1)	$2

Accumulated translation adjustments	1,100	633

Total accumulated other comprehensive income	$1,099	$635

8.     Employee Benefit Plans
Employee Stock Purchase Plan
      The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 6,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding. In 2004, 2003 and 2002, 2,546,076, 2,213,363 and 1,038,541 shares, respectively, were issued under this plan at average per share prices of $12.18, $11.20 and $18.27, respectively. At December 31, 2004, 1,756,314 shares were available for future issuance under this plan.
      In April 2002 the shareholders approved an amendment to the employee stock purchase plan to increase the number of shares of Class A common stock reserved for issuance under that plan by an additional 3,000,000 shares. In October 2002 the Board of Directors adopted an amendment to the employee stock purchase plan to increase the maximum number of shares of Class A common stock purchasable in total by all participants on each purchase date within an offering period from 600,000 shares to 1,200,000 shares.
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
Stock Incentive Plans
      The Company has in effect several stock incentive plans under which incentive stock options and RSUs have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors, and other non-employees. The Company’s 1998 Stock Incentive Plan as amended and restated (the “1998 Plan”) is the successor equity incentive program to the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1998 Special Stock Option Plan (together, the “Predecessor Plans”).
      In March 2004, March 2003 and April 2002, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 12,000,000, 13,000,000 and 13,000,000 shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2004, May 2003 and April 2002, respectively.
      The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of new hires generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant. However, certain options that have been granted under the Company’s 1998 Plan or that were assumed by the Company in connection with certain of its acquisitions provide that the vesting of the options granted thereunder will accelerate in whole or in part upon the occurrence of certain specified events.
      In 2004 the Company granted RSUs to certain employees under the 1998 Plan. RSUs are share awards that entitle the holder to receive shares of Class A common stock as the award vests. Generally, RSUs vest on a quarterly basis over a period of sixteen quarters from the date of grant. During 2004, 153,000 RSUs were awarded at a weighted average fair value of approximately $28.20, of which 5,556 vested and the underlying shares were issued.
      As of December 31, 2004, 128,460,708 shares of common stock were reserved for issuance under the 1998 Plan, including shares reserved for issuance upon exercise of outstanding options granted under Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an 18 million annual share limit.
      In 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1,000,000 shares of Class A common stock for issuance under that plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board of Directors at the time of the option grant are eligible to participate in the plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 2003 and 1999, 944,500 and 40,542 options were granted under the 1999 Plan to certain employees at a weighted average exercise price per share of $14.44 and $2.84, respectively. As of December 31, 2004, 688,351 shares of common stock were reserved for issuance under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”
      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2004, 3,291,264 and 128,538 shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity
      Activity under all the stock incentive plans in 2004, 2003 and 2002 is set forth below:

			Options Outstanding

						Weighted
	Shares					Average
	Available for		Number of		Price Range	Exercise Price
	Grant		Shares		Per Share	Per Share

Balance at December 31, 2001	24,718,006		106,910,400		$.02 - $213.06	$36.74

Additional shares reserved	24,964,761		—		—	—

Options granted under Broadcom Plans	(40,694,533)		40,694,533		10.10 - 35.06	16.61

Options assumed in purchase transactions	—		2,013,253	(1)	.04 - 23.64	9.79

Options cancelled	11,969,651		(12,964,129)		.02 - 213.06	40.53

Options exercised	—		(4,654,444)		.02 - 46.78	5.48

Balance at December 31, 2002	20,957,885		131,999,613		.02 - 213.06	30.84

Additional shares reserved	25,501,177		—		—	—

Options granted under Broadcom Plans	(48,256,513	) (2)	48,256,513	(2)	12.63 - 36.05	32.30

Options assumed in purchase transactions	—		397,797	(1)	.02 - .02	.02

Options cancelled	28,431,762	(3)	(29,919,925	) (4)	.02 - 213.06	47.29

Options tendered in stock option exchange offer	—		(32,642,634)		23.58 - 219.48	48.59

Shares issued in stock option exchange offer	(8,574,033)		—		—	—

Options exercised	—		(15,178,631)		.02 - 33.68	11.89

Balance at December 31, 2003	18,060,278		102,912,733		.02 - 155.50	23.51

Additional shares reserved	25,771,000		—		—	—

Options granted under Broadcom Plans	(13,291,903)		13,291,903		25.98 - 45.41	35.32

Share awards granted under Broadcom Plans	(157,560)		—		—	—

Options assumed in purchase transactions	—		854,775	(1)	.02 - 10.31	4.86

Options cancelled	4,547,271		(4,741,729)		.02 - 155.50	27.49

Options exercised	—		(14,677,907)		.02 - 40.59	15.21

Balance at December 31, 2004	34,929,086		97,639,775		$.02 - $122.25	$26.00

(1)	Includes options assumed in connection with purchase acquisitions and/or additional options subsequently issued upon achievement of internal performance goals (see Note 3).

(2)	Includes 18,301,676 replacement options issued pursuant to the Company’s 2003 stock option exchange offer to employees.

(3)	Includes 19,225,696 unvested options cancelled from Broadcom Plans pursuant to the Company’s 2003 stock option exchange offer to employees.

(4)	Includes 20,086,234 unvested options cancelled from Broadcom Plans and options assumed in connection with purchase acquisitions pursuant to the Company’s 2003 stock option exchange offer to employees.

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2004 were as follows:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

		(Years)

$ .02 to $ 10.11	8,227,446	4.50	$3.31	6,817,748	$2.49

10.31 to 15.74	21,538,169	7.45	15.39	12,353,961	15.44

15.92 to 20.45	10,203,977	5.62	19.73	7,034,669	19.78

20.71 to 33.68	12,548,510	8.42	28.97	4,251,165	27.94

34.10 to 35.12	36,523,731	8.83	34.74	19,309,117	34.95

35.36 to 122.25	8,597,942	8.74	40.32	2,099,344	42.73

	97,639,775			51,866,004

      Additional information relating to the stock incentive plans is as follows:

	December 31,

	2004	2003	2002

	(Number of shares)

Unvested options outstanding	46,289,070	62,448,042	65,714,964

Vested options outstanding	51,350,705	40,464,691	66,284,649

Total options outstanding	97,639,775	102,912,733	131,999,613

Shares available for grant	34,929,086	18,060,278	20,957,885

Total shares of common stock reserved for stock incentive plans	132,568,861	120,973,011	152,957,498

Nonvested common shares subject to repurchase	556,276	148,624	2,757,190

Weighted average per share repurchase price	$1.15	$7.15	$1.68
      At December 31, 2004 there were unvested options outstanding to purchase 515,299 shares of common stock that were exercisable in advance of vesting subject to repurchase arrangements.
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

	December 31,

	2004	2003

	(In thousands)

Purchase acquisitions	$37,802	$53,393

Awards to employees	4,314	$7,091

Terminations	(5,063)	(30,121)

	$37,053	$30,363

      Stock-based compensation expense is derived from the following equity transactions:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)

Awards to employees	$4,951	$12,557	$349

Stock option exchange program	—	217,940	—

Pooling-of-interests acquisitions	—	—	1,942

Purchase acquisitions	69,736	346,990	417,372

	$74,687	$577,487	$419,663

      Included in these amounts is approximately $1.0 million of stock-based compensation expense which was classified as restructuring costs in 2003 resulting from an extension of the post-service exercise period for vested stock options of certain terminated employees and due to the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements. Also included in the 2003 amount is approximately $88.1 million of settlement costs reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation established upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).
      Outstanding stock options assumed in certain acquisitions were subject to variable accounting in accordance with FIN 44 and FIN 28 and were revalued quarterly over their vesting periods until all performance goals were satisfied or until the options were exercised, forfeited, cancelled or expired. In 2003 all remaining performance goals were achieved for ServerWorks and Mobilink and variable accounting was no longer required for these assumed outstanding stock options. Prior to the remaining performance goals being achieved, stock-based compensation expense in 2003 and 2002 included reversals of $3.1 million and $7.0 million, respectively, of previously recorded stock-based compensation expense related to stock options subject to variable accounting. These reversals were based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeded the exercise price.
Shares Reserved For Future Issuance
      The Company had the following shares of common stock reserved for future issuance upon the exercise of equity instruments as of December 31, 2004:

Number of Shares

Stock options outstanding	97,639,775

Authorized for future grants under stock incentive plans	34,929,086

Authorized for future issuance under stock purchase plan	1,756,314

Stock awards	147,444

Other	76,739

134,549,358

      In February 2005 as part of the Company’s regular annual employee review or “focal grant” program, the Company granted 3,164,288 RSUs and 10,937,121 options. The fair value of the RSUs and the exercise price of the options awarded were both $32.21 per share. These awards are not included in the tables above.
2003 Stock Option Exchange Offer
      On April 7, 2003 the Company commenced an offering to its employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of 57,271,153 shares with a weighted average exercise price of $47.32 per share were eligible for tender at the commencement of the program, representing approximately 43.6% of the Company’s outstanding stock options as of the commencement date.
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
      Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in the Company’s offer), divided by the closing price of the Company’s Class A common stock as reported on the NASDAQ National Market on May 5, 2003. The Company concluded that the consideration paid for the eligible options represented “substantial consideration” as required by EITF Issue No. 00-23, Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, the Company primarily used the following assumptions: (i) an expected life of approximately four years; (ii) an expected volatility of 0.70 during that expected life; (iii) a risk-free interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $4.97.
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
      The Company further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN 44 applied to the stock options surrendered for cancellation. If any stock options were granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options would be subject to variable accounting. As a result of these provisions, the Company recorded approximately $0.3 million and $3.5 million in 2004 and 2003, respectively, of stock-based compensation expense related to the portion of these variable options that vested during the periods.
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
Defined Contribution 401(k) Savings and Investment Plan
      The Company sponsors a defined contribution 401(k) savings and investment plan, which was established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2004, 2003 or 2002.

9.	Impairment of Goodwill and Acquired Patents
Impairment of Goodwill

Years 2004, 2003 and 2002
      The Company performed annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2004, 2003 and 2002. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair values. At October 1, 2004 and 2003, the Company had four reporting units. At October 1, 2002 the Company had seven reporting units. The Company determined and identified those reporting units in accordance with SFAS 142.
      The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company’s Board of Directors. Cash flows beyond the four year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 17%, and terminal value growth rates ranging from 0% to 11%. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology.
      Upon completion of the October 2004 and 2003 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair values of the four reporting units exceeded their respective carrying values. Upon completion of the October 2002 assessment, the Company determined that the carrying values of four of its seven reporting units exceeded their estimated fair values. The four affected reporting units were broadband processors, client server networking, mobile communications and ServerWorks. Because indicators of impairment existed for these four reporting units, the Company performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill for each of the affected reporting units.
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
      In May 2003 the Company determined that indicators of impairment existed for two of its reporting units, ServerWorks and mobile communications, and an additional impairment assessment was performed at that time. The Company tested the goodwill of these reporting units for impairment in accordance with SFAS 142 as described above. Based on this assessment, the Company recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the two reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.
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
Impairment of Acquired Patents
      In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market, for $18.0 million. In December 2003 and 2002 the Company acquired over 150 patents related to various technologies, including among others, wireless networking topologies and protocols, dual mode wireless transceivers, power management in integrated circuits, Ethernet networking, personal video recording and VoIP telephony, for $1.0 million and $24.0 million, respectively. The immediate purpose for acquiring these patent portfolios was to assist the Company in the defense and settlement of then ongoing and future intellectual property litigation. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at the date of acquisition. The impairment charges for the patent portfolios were classified as impairment of goodwill and other intangible assets in the consolidated statements of operations in 2004, 2003 and 2002.

10.	Restructuring Costs
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

      Activity and liability balances related to the 2002 and 2001 Restructuring Plans were as follows:

	2001 Restructuring Plan		2002 Restructuring Plan

		Consolidation		Consolidation
	Workforce	of Excess	Workforce	of Excess
	Reductions	Facilities	Reductions	Facilities	Total

	(In thousands)

Restructuring liabilities at December 31, 2001	$124	$10,470	$—	$—	$10,594

Charged to expense in 2002	1,411	30,454	65,048	22,767	119,680

Liabilities assumed in acquisition (1)	—	—	—	6,815	6,815

Non-cash costs(2)	(135)	(4,868)	(46,821)	(1,495)	(53,319)

Cash payments(3)	(1,400)	(6,502)	(16,683)	(3,494)	(28,079)

Restructuring liabilities at December 31, 2002	—	29,554	1,544	24,593	55,691

Charged to expense in 2003	—	—	2,932	—	2,932

Non-cash costs(2)	—	—	(972)	—	(972)

Cash payments(3)	—	(11,195)	(3,504)	(5,778)	(20,477)

Restructuring liabilities at December 31, 2003	—	18,359	—	18,815	37,174

Liabilities assumed in acquisitions (1)	—	—	—	3,411	3,411

Cash payments(3)	—	(6,066)	—	(7,402)	(13,468)

Restructuring liabilities at December 31, 2004	$—	$12,293	$—	$14,824	$27,117

(1)	Although not related to the 2002 or 2001 Restructuring Plans, the Company assumed additional liabilities of approximately $6.8 million in connection with the Mobilink acquisition in 2002 and $3.4 million in connection with the Sand Video, WIDCOMM, Zyray and Alphamosaic acquisitions in 2004, for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements. These costs were accounted for under EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as liabilities assumed in the purchase business combinations and offset by corresponding increases in goodwill. The liabilities related to these acquisitions have been classified as restructuring liabilities for presentation in the consolidated balance sheets.

(2)	Non-cash costs related to stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements, and the write-off of leasehold improvements.

(3)	Cash payments relate to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs.
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
      The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

11.	Settlement Costs
      The Company recorded $68.7 million in settlement costs in 2004. Of this amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflects settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of the Company’s settled and outstanding litigation, see Notes 3 and 12.
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
      In August 2003 the Company and Intel Corporation agreed to settle all litigation between the companies as well as litigation involving their respective affiliates. In connection with the settlement agreement, the Company paid Intel $60.0 million in 2003.
      The Company recorded an additional $21.2 million in settlement costs in 2003 in connection with the settlement of other litigation and third party claims.

12.	Litigation
      Intellectual Property Proceedings. In April 2004 the Company and STMicroelectronics, Inc. entered into a comprehensive settlement agreement and patent cross-license to settle all outstanding litigation between the companies. Pursuant to the settlement, each of the parties dismissed all claims and counterclaims in the litigation with prejudice. Other terms of the settlement were not disclosed.
      In June 2004 the Company and Microtune, Inc. agreed to settle all outstanding litigation between the companies as well as litigation involving their affiliates. As a result of the settlement, all cases and appeals between the two companies were dismissed with prejudice. In addition, the injunction entered in Microtune (Texas), L.P. v. Broadcom Corporation, United States District Court for the Eastern District of Texas, Civil Action No. 4:01CV23, against the Company’s BCM3415 product was vacated. The parties also entered into reciprocal releases covering all patent claims and certain other claims. In connection with the settlement, the Company paid Microtune $22.5 million in 2004. The parties also entered into a patent cross-license agreement whereby patents claiming priority prior to the effective date of the license agreement are licensed for the lives of the patents, and subsequently acquired patents claiming priority within the following four years are licensed for ten years. Under the agreement, all products of the Company are licensed under all of Microtune’s patents and all current products and future analog signal processing products of Microtune are licensed under all of the Company’s analog signal processing patents.
      In September 2004 the Company entered into a settlement and cross-license agreement with Agere Systems Inc. to settle all outstanding litigation between the two companies. Under the settlement, the companies agreed to dismiss all outstanding claims and counterclaims in the litigation with prejudice and entered into reciprocal releases covering all asserted and unasserted patent-related claims against the other party and its affiliates. In addition, the agreement includes a cross-license under the respective patent portfolios of each party and its affiliates. Other terms of the settlement were not disclosed.
      In April 2004 Lonestar Inventions, L.P. filed a complaint against the Company, Marvell Semiconductor, Inc. and Analog Devices, Inc. in the United States District Court for the Western District of Texas alleging that the Company and the other named defendants (i) infringed a single patent relating to circuit technology and (ii) induced infringement of such patent. The complaint sought a permanent injunction against the Company as well as the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees.

In September 2004 the Company and Lonestar entered into a settlement agreement and dismissed with prejudice all claims and counterclaims between them. Other terms of the settlement were not disclosed.
      Securities Litigation. From March through May 2001 the Company and three of its executive officers were served with a number of shareholder class action complaints alleging violations of the Securities Exchange Act of 1934, as amended. The essence of the allegations was that the defendants intentionally failed to disclose and properly account for the financial impact of performance-based warrants assumed in connection with five acquisitions consummated in 2000 and 2001, which plaintiffs allege had the effect of materially overstating the Company’s reported and future financial performance. In June 2001 the lawsuits were consolidated before the United States District Court for the Central District of California into a single action entitled In re Broadcom Corp. Securities Litigation. After denying the defendants’ motion to dismiss the complaint and a motion for partial summary judgment as to some of the challenged disclosures, in October 2003 the court issued an order certifying a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions. The parties have completed discovery. In September 2004 defendants filed five motions for summary judgment or partial summary judgment. Through an order issued in November 2004, the court granted three of those motions for partial summary judgment, granted in part and denied in part one motion, and denied one motion. Plaintiffs have asserted that, if liability is found, damages may exceed $4.5 billion (taking into account the effect of the court’s rulings granting partial summary judgment in favor of the defendants), which the Company vigorously disputes and believes to be substantially inflated. The court has consolidated this action for trial with the Arenson, et al. v. Broadcom Corp., et al. matter described below. In February 2005 the court scheduled trial to begin in September 2005, ruled that the individual defendants were asserting, and were entitled to assert, a defense of reliance upon the advice of counsel, and reopened discovery concerning that issue. The Company believes the allegations in the purported consolidated shareholder class action are without merit and is defending the action vigorously.
      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by 47 persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the federal class action complaint. The parties have completed discovery. In September 2004 defendants filed two motions for summary judgment arguing that the plaintiffs had no damages or could not adequately prove their damages. Through orders issued in October and December 2004, the court denied one of those two motions and granted the other motion as to 31 plaintiffs. By stipulation and order entered by the court in January 2005, the parties agreed that one of the dismissed plaintiff’s claims could be reinstated (subject to that plaintiff’s agreement that its damages, calculated in accordance with the court’s prior orders, did not exceed $745) but that five additional plaintiffs should be dismissed because they did not incur any damages. Accordingly, 35 of the original 47 Arenson plaintiffs have been dismissed and 12 plaintiffs remain. In addition, the parties stipulated that the court’s rulings on defendants’ five motions for summary judgment or partial summary judgment in the In re Broadcom Corp. Securities Litigation class action (described above) are binding in the Arenson matter. The court has consolidated this action for trial with the In re Broadcom Corp. Securities Litigation matter and has scheduled trial to begin in September 2005. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.
      From March through June 2001 the Company, its then directors, and certain of its then officers were sued in five purported shareholder derivative actions based upon the same general set of alleged facts and circumstances as in the purported consolidated shareholder class action. Four of these actions were filed in the Superior Court of the State of California for the County of Orange, and by order of the court these four actions were consolidated into a single action entitled David v. Wolfen, et al. One purported derivative action was filed in the United States District Court for the Central District of California, entitled Aiken v. Nicholas, et al. In October 2004 the parties entered into a final stipulation of settlement of the David and Aiken matters. Under the stipulation, the plaintiffs agreed to dismiss the actions. The Company, plaintiffs and settling defendants also entered into reciprocal releases covering asserted and unasserted, known and unknown claims relating to the actions (other than certain rights created between the Company and settling defendants by law, contract or the

Company’s Articles of Incorporation or Bylaws). The settlement also provided that the Company would adopt certain corporate governance enhancements and pay $5.3 million in fees and expenses of the plaintiffs’ attorneys (inclusive of fees and expenses incurred in both the David and Aiken actions). No damages were payable under the settlement. The settlement set forth in the stipulation was approved by the California Superior Court at a hearing held in November 2004, and the David and Aiken actions were dismissed pursuant to the stipulation in November 2004. Pursuant to a policy of indemnity, one of the Company’s directors’ and officers’ liability insurers paid plaintiffs’ attorneys’ fees and expenses of $5.3 million.
      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the shareholder class action, shareholder derivative actions and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).
      General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.
      The pending unsettled lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. See the discussion of recent litigation settlements above and in Note 11. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

13.	Significant Customer, Supplier and Geographical Information
      Sales to the Company’s significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2004	2003	2002

Hewlett-Packard(1)	12.9%	15.5%	14.8%

Motorola	12.4	*	12.1

Dell	*	11.9	11.3

Cisco(2)	*	*	10.0

Five largest customers as a group	51.1	51.6	52.3

*	Less than 10% of net revenue.

(1)	Includes sales to Compaq, which was acquired by Hewlett-Packard in May 2002, for all periods presented.

(2)	Includes sales to Linksys, which was acquired by Cisco in June 2003, for all periods presented.
     No other customer represented more than 10% of the Company’s annual net revenue in these years.

      Net revenue derived from all independent customers located outside of the United States as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2004	2003	2002

Asia	15.0%	19.6%	20.5%

Europe	6.4	5.9	4.4

Other	0.2	0.3	0.4

	21.6%	25.8%	25.3%

Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of customers that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States. Net revenue derived from actual shipments to international destinations, primarily to Asia, represented approximately 79.0%, 77.7% and 70.0% of the Company’s net revenue in 2004, 2003 and 2002, respectively. All of the Company’s revenue to date has been denominated in U.S. dollars.
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
      The Company has an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom. At December 31, 2004 approximately $507.4 million of the Company’s net tangible assets were located outside the United States, primarily in Singapore.

14.	Quarterly Financial Data (Unaudited)
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

					Diluted Net
					Income
	Net	Gross			(Loss) Per
	Revenue	Profit	Net Income (Loss)		Share

	(In thousands, except per share data)

Year Ended December 31, 2004

First Quarter	$573,406	$289,925	$39,864	(1)	$.12

Second Quarter	641,299	323,820	63,839	(2)	.18

Third Quarter	646,515	324,476	43,901	(3)	.13

Fourth Quarter	539,390	269,095	71,141	(4)	.20

Year Ended December 31, 2003

First Quarter	$327,464	$155,444	$(67,906	)(5)	$(.25)

Second Quarter	377,879	171,026	(891,742	)(6)	(3.08)

Third Quarter	425,633	207,925	(6,298	)(7)	(.02)

Fourth Quarter	479,119	235,924	6,081	(8)	.02

(1)	Includes impairment of acquired patent portfolio of $18.0 million, IPR&D of $2.3 million and litigation settlement costs of $19.0 million.

(2)	Includes IPR&D of $24.2 million and litigation settlement costs of $13.5 million.

(3)	Includes IPR&D of $37.3 million, litigation settlement costs of $35.7 million and net gain on strategic investments of $5.2 million.

(4)	Includes settlement costs of $0.5 million and a tax benefit of $21.3 million.

(5)	Includes restructuring costs of $0.8 million.

(6)	Includes restructuring costs of $2.2 million, impairment of goodwill of $438.6 million, stock option exchange expense of $220.7 million and litigation settlement costs of $178.3 million.

(7)	Includes net gain on strategic investments of $22.1 million.

(8)	Includes impairment of acquired patent portfolio of $1.0 million and settlement costs of $16.2 million.

15.	Subsequent Events
      In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions.

Exhibits and Financial Statement Schedules
Exhibit Index
      The following Exhibits are filed herewith or incorporated herein by reference to the location indicated.

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	8-K	000- 23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998.	S-1/A	333- 45619	3.1	03/23/1998
3	.1.1	Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	10-K	000- 23993	3.1.2	03/31/2003
3	.1.2	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	10-K	000- 23993	3.1.1	04/02/2001
3.2		Bylaws as amended through August 21, 2003.	10-K	000- 23993	3.2	03/15/2004
10	.1*	2004 Bonuses & 2005 Base Salaries for Certain Executive Officers.	8-K	000- 23993	10.1	02/07/2005
10	.2*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.11	11/09/2004
10	.3*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004.					X
10	.4*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	S-1/A	333- 45619	10.3	02/27/1998
10	.5*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	S-1/A	333- 45619	10.12	03/23/1998
10	.6*	1998 Stock Incentive Plan (as amended and restated March 23, 2004).	10-Q	000- 23993	10.4	05/10/2004
10	.7*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	S-8	333- 60763	99.2 & 99.4- 99.11	08/06/1998
10	.8*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.3	11/09/2004
10	.9*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor.					X
10	.10*	1998 Stock Incentive Plan form of Stock Option Agreement.	10-Q	000- 23993	10.1	11/09/2004

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.11*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.	10-Q	000- 23993	10.2	11/09/2004
10	.12*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.5	11/09/2004
10	.13*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.	10-Q	000- 23993	10.6	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.	10-Q	000- 23993	10.8	11/09/2004
10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.10	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor.					X
10	.17*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	10-Q	000- 23993	10.1	11/07/2003
10	.18*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/ Change Form.	10-K	000- 23993	10.5.1	03/15/2004
10.19		1999 Special Stock Option Plan (as amended and restated July 18, 2003).	10-Q	000- 23993	10.2	08/11/2003
10.20		1999 Special Stock Option Plan form of Stock Option Agreement.	10-Q	000- 23993	10.2.1	08/11/2003
10.21		1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	S-8	333- 93457	99.2	12/22/1999
10	.22*	Form of Indemnification Agreement for Directors of the registrant.	S-1/A	333- 45619	10.1	02/27/1998
10	.23*	Form of Indemnification Agreement for Officers of the registrant.	S-1/A	333- 45619	10.2	02/27/1998
10	.24††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333- 45619	10.8	02/27/1998
10	.25††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.16	04/02/2001
10	.26††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993.	10.1	05/15/2002

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.27††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.22	03/31/2003
10	.28††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	8-K	000- 23993	99.1	04/16/2004
10	.29††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.25	05/10/2004
10.30		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	S-1	333- 65117	10.15	09/30/1998
10.31		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.20	03/31/2003
10.32		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company.	10-Q	000- 23993	10.12	11/09/2004
10.33		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company.					X
10.34		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	10-K	000- 23993	10.17	03/19/2002
10.35		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	10-K	000- 23993	10.21	03/31/2003
10.36		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	10-K	000- 23993	10.18	03/19/2002
10.37		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company.					X
10	.38†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company.					X
10.39		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2005.					X
21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Auditors.					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Where Located

Exhibit			File	Exhibit		Filed
Number	Description	Form	No.	No.	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to the redacted portions of this amendment.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.
Financial Statement Schedules

(1) Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

(2) Schedule II — Consolidated Valuation and Qualifying Accounts	S-2
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 1, 2005.

Broadcom Corporation

By:	/s/ Scott A. McGregor

Scott A. McGregor
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ Henry Samueli Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	March 1, 2005

/s/ William J. Ruehle William J. Ruehle	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ Bruce E. Kiddoo Bruce E. Kiddoo	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2005

/s/ George L. Farinsky George L. Farinsky	Director	March 1, 2005

/s/ John Major John Major	Director	March 1, 2005

/s/ Alan E. Ross Alan E. Ross	Director	March 1, 2005

/s/ Robert E. Switz Robert E. Switz	Director	March 1, 2005

/s/ Werner F. Wolfen Werner F. Wolfen	Director	March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE
Board of Directors and Shareholders
Broadcom Corporation
      We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 25, 2005. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Orange County, California
February 25, 2005

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year

	(In thousands)

Year ended December 31, 2004:

Deducted from asset accounts:

Allowance for doubtful accounts	$6,493	$1,793	$300	$(1,686)	$6,900

Sales returns	655	16,236	—	(13,199)	3,692

Pricing allowances	444	2,507	—	(1,956)	995

Reserve for excess and obsolete inventory	25,111	26,224	2,217	(8,801)	44,751

Reserve for warranty	5,996	14,812	157	(1,780)	19,185

Restructuring liabilities	37,174	—	3,411	(13,468)	27,117

Total	$75,873	$61,572	$6,085	$(40,890)	$102,640

Year ended December 31, 2003:

Deducted from asset accounts:

Allowance for doubtful accounts	$4,553	$1,752	$637	$(449)	$6,493

Sales returns	762	16,772	—	(16,879)	655

Pricing allowances	306	4,601	—	(4,463)	444

Reserve for excess and obsolete inventory	15,898	11,069	2,908	(4,764)	25,111

Reserve for warranty	3,881	8,325	—	(6,210)	5,996

Restructuring liabilities	55,691	2,932	—	(21,449)	37,174

Total	$81,091	$45,451	$3,545	$(54,214)	$75,873

Year ended December 31, 2002:

Deducted from asset accounts:

Allowance for doubtful accounts	$5,375	$—	$—	$(822)	$4,553

Sales returns	2,232	6,834	—	(8,304)	762

Pricing allowances	8,143	(725)	—	(7,112)	306

Reserve for excess and obsolete inventory	17,117	5,705	429	(7,353)	15,898

Reserve for warranty	5,663	1,299	—	(3,081)	3,881

Restructuring liabilities	10,594	126,495	—	(81,398)	55,691

Total	$49,124	$139,608	$429	$(108,070)	$81,091

(a)	Amounts represent beginning balances acquired through purchase acquisitions.

S-2

Exhibit Index

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	8-K	000- 23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998.	S-1/A	333- 45619	3.1	03/23/1998
3	.1.1	Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	10-K	000- 23993	3.1.2	03/31/2003
3	.1.2	Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	10-K	000- 23993	3.1.1	04/02/2001
3.2		Bylaws as amended through August 21, 2003.	10-K	000- 23993	3.2	03/15/2004
10	.1*	2004 Bonuses & 2005 Base Salaries for Certain Executive Officers.	8-K	000- 23993	10.1	02/07/2005
10	.2*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.11	11/09/2004
10	.3*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004.					X
10	.4*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	S-1/A	333- 45619	10.3	02/27/1998
10	.5*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	S-1/A	333- 45619	10.12	03/23/1998
10	.6*	1998 Stock Incentive Plan (as amended and restated March 23, 2004).	10-Q	000- 23993	10.4	05/10/2004
10	.7*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	S-8	333- 60763	99.2 & 99.4- 99.11	08/06/1998
10	.8*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.3	11/09/2004
10	.9*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor.					X
10	.10*	1998 Stock Incentive Plan form of Stock Option Agreement.	10-Q	000- 23993	10.1	11/09/2004
10	.11*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement.	10-Q	000- 23993	10.2	11/09/2004

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.12*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.5	11/09/2004
10	.13*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.	10-Q	000- 23993	10.6	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.	10-Q	000- 23993	10.8	11/09/2004
10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.10	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor.					X
10	.17*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	10-Q	000- 23993	10.1	11/07/2003
10	.18*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/ Change Form.	10-K	000- 23993	10.5.1	03/15/2004
10.19		1999 Special Stock Option Plan (as amended and restated July 18, 2003).	10-Q	000- 23993	10.2	08/11/2003
10.20		1999 Special Stock Option Plan form of Stock Option Agreement.	10-Q	000- 23993	10.2.1	08/11/2003
10.21		1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	S-8	333- 93457	99.2	12/22/1999
10	.22*	Form of Indemnification Agreement for Directors of the registrant.	S-1/A	333- 45619	10.1	02/27/1998
10	.23*	Form of Indemnification Agreement for Officers of the registrant.	S-1/A	333- 45619	10.2	02/27/1998
10	.24††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333- 45619	10.8	02/27/1998
10	.25††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.16	04/02/2001
10	.26††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993.	10.1	05/15/2002
10	.27††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.22	03/31/2003

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.28††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	8-K	000- 23993	99.1	04/16/2004
10	.29††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.25	05/10/2004
10.30		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	S-1	333- 65117	10.15	09/30/1998
10.31		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.20	03/31/2003
10.32		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company.	10-Q	000- 23993	10.12	11/09/2004
10.33		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company.					X
10.34		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	10-K	000- 23993	10.17	03/19/2002
10.35		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	10-K	000- 23993	10.21	03/31/2003
10.36		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	10-K	000- 23993	10.18	03/19/2002
10.37		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company.					X
10	.38†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company.					X
10.39		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2005.					X
21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Auditors.					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Where Located

Exhibit			File	Exhibit		Filed
Number	Description	Form	No.	No.	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to the redacted portions of this amendment.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.