Form 10-Q
period 2005-03-31
BROADCOM CORP
filed 2005-05-04
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of March 31, 2005 the registrant had 277,013,971 shares of Class A common stock, $0.0001 par value, and 55,551,480 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005
Broadcom®, the pulse logo, ServerWorks® and SystemI/ Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Bluetooth® is a trademark of the Bluetooth SIG. Any other trademarks or tradenames mentioned are the property of their respective owners.
©2005 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$974,915	$858,592
Short-term marketable securities	310,123	324,041
Accounts receivable, net	208,096	205,135
Inventory	108,951	128,294
Prepaid expenses and other current assets	68,132	68,380

Total current assets	1,670,217	1,584,442
Property and equipment, net	101,219	107,160
Long-term marketable securities	135,208	92,918
Goodwill	1,083,563	1,062,188
Purchased intangible assets, net	19,244	17,074
Other assets	20,035	22,057

Total assets	$3,029,486	$2,885,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,463	$171,248
Wages and related benefits	58,892	42,697
Deferred revenue	4,703	3,648
Accrued liabilities	264,958	279,507

Total current liabilities	527,016	497,100
Long-term liabilities	19,511	22,753
Commitments and contingencies
Shareholders’ equity:
Common stock	33	33
Additional paid-in capital	8,891,645	8,741,045
Notes receivable from employees	(7,902)	(7,955)
Deferred compensation	(143,526)	(40,701)
Accumulated deficit	(6,258,353)	(6,327,535)
Accumulated other comprehensive income	1,062	1,099

Total shareholders’ equity	2,482,959	2,365,986

Total liabilities and shareholders’ equity	$3,029,486	$2,885,839

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except per
	share data)
Net revenue	$550,345	$573,406
Cost of revenue(1)	265,748	282,810
Cost of revenue — stock-based compensation	368	671

Gross profit	284,229	289,925
Operating expense:
Research and development(1)	138,845	118,949
Research and development — stock-based compensation	7,025	24,056

Selling, general and administrative(1)	54,496	52,095
Selling, general and administrative — stock-based compensation	3,901	3,701

Amortization of purchased intangible assets	912	—
In-process research and development	6,652	2,260
Settlement costs	—	19,000
Impairment of intangible assets	—	18,000

Income from operations	72,398	51,864
Interest income, net	7,958	1,903
Other income (expense), net	98	(992)

Income before income taxes	80,454	52,775
Provision for income taxes	11,272	12,911

Net income	$69,182	$39,864

Net income per share (basic)	$.21	$.13

Net income per share (diluted)	$.19	$.12

Weighted average shares (basic)	331,470	309,019

Weighted average shares (diluted)	358,092	342,598

(1)	Excludes stock-based compensation, which is presented separately by respective expense category.
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Operating activities
Net income	$69,182	$39,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,513	21,853
Stock-based compensation expense	11,294	28,428
Amortization of purchased intangible assets	3,202	2,092
In-process research and development	6,652	2,260
Impairment of intangible assets	—	18,000
Tax benefit realized from stock plans	8,255	11,799
Change in operating assets and liabilities:
Accounts receivable	(2,153)	(14,020)
Inventory	20,386	(41,188)
Prepaid expenses and other assets	2,890	(44,952)
Accounts payable	20,008	11,948
Other accrued liabilities	(3,130)	42,016

Net cash provided by operating activities	151,099	78,100
Investing activities
Purchases of property and equipment	(8,054)	(8,516)
Net cash paid for acquisitions	(24,028)	(9,858)
Purchases of strategic investments	(119)	(2,216)
Purchases of marketable securities	(133,323)	(134,509)
Proceeds from sale of available for sale marketable securities	—	39,200
Proceeds from maturities of marketable securities	104,951	25,088

Net cash used in investing activities	(60,573)	(90,811)
Financing activities
Payment on assumed debt	(2,482)	—
Net proceeds from issuance of common stock	28,226	64,601
Proceeds from repayment of notes receivable from employees	53	1,193

Net cash provided by financing activities	25,797	65,794

Increase in cash and cash equivalents	116,323	53,083
Cash and cash equivalents at beginning of period	858,592	558,669

Cash and cash equivalents at end of period	$974,915	$611,752

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1.	Summary of Significant Accounting Policies

The Company
      Broadcom Corporation (the “Company”) is a global leader in wired and wireless broadband communications semiconductors. Its products enable the convergence of high-speed data, high definition video, voice and audio at home, in the office and on the go. The Company provides manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices with complete system-on-a-chip and software solutions. Its diverse product portfolio addresses every major broadband communications market, and includes solutions for digital cable, satellite and Internet Protocol set-top boxes; high definition television (HDTV); cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; home and wireless networking; cellular and terrestrial wireless communications; Voice over Internet Protocol (VoIP) gateway and telephony systems; broadband network and security processors; and SystemI/ Otm server solutions.

Basis of Presentation
      The unaudited condensed consolidated financial statements have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed March 1, 2005 with the SEC.
      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and December 31, 2004, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Use of Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented approximately 98.5% and 99.4% of its total net revenue in the three months ended March 31, 2005 and 2004, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses and maintenance agreements and cancellation fees.
      The majority of the Company’s sales occur through the efforts of its direct sales force. However, the Company derived approximately 14.1% and 8.8% of its total net revenue from sales made through distributors in the three months ended March 31, 2005 and 2004, respectively.
      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. Also, a portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.
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

Rebates
      The Company accounts for rebates in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
      The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.

Stock-Based Compensation
      The Company has in effect several stock incentive plans under which incentive stock options and restricted stock units (“RSUs”) have been granted to employees and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.
      In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption. The amount of such deferred compensation per share is equal to the excess of fair market value over the exercise price. In addition, the Company records deferred compensation in connection with RSU awards equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods.
      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards to employees, assuming the application of the Black-Scholes model, would approximate the following:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except per
	share data)
Net income — as reported	$69,182	$39,864
Add: Stock-based compensation expense included in net income — as reported	11,294	28,428
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)	(213,451)

Net loss — pro forma	$(61,528)	$(145,159)

Net income per share (basic) — as reported	$.21	$.13

Net income per share (diluted) — as reported	$.19	$.12

Net loss per share (basic and diluted) — pro forma	$(.19)	$(.47)

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of this illustration, the value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.
      The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the three months ended March 31, 2005 the Company refined its expected life assumption from 4 years to 3.25 years based on historical information and changed its volatility assumption from 0.50 to 0.41 based on implied volatility. The Company believes that its current assumptions generate a more representative estimate of fair value. Had the Company used the assumptions applied during the three months ended December 31, 2004, the Company’s pro forma net loss in the three months ended March 31, 2005 would have been $3.3 million greater.
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for the Company beginning in the first quarter of 2006. SFAS 123R allows for retrospective recognition of compensation expense related to share-based payments, which recognition may date back to the original issuance of SFAS 123. The Company is currently evaluating this transition alternative.
      The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as illustrated in the table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the three months ended March 31, 2005 and 2004 related to such excess tax deductions was $8.3 million and $11.8 million, respectively.

Business Enterprise Segments
      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.
      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
      The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its four operating segments or business groups;

•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of broadband equipment, which incorporate the Company’s integrated circuits into their electronic products; and

•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.
      All of the Company’s business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of the business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each business group. Finally, even though the Company periodically reorganizes its business groups based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each business group remain constant.
      Because the Company meets each of the criteria set forth in SFAS 131 and its four business groups as of March 31, 2005 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications
      Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform with the current period’s presentation.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Information

Inventory
      The following table presents details of the Company’s inventory:

	March 31,	December 31,
	2005	2004

	(In thousands)
Work in process	$46,855	$38,659
Finished goods	62,096	89,635

	$108,951	$128,294

Purchased Intangible Assets
      The following table presents details of the Company’s purchased intangible assets:

	March 31, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

			(In thousands)
Completed technology	$156,099	$(142,356)	$13,743	$152,230	$(140,066)	$12,164
Customer relationships	46,266	(42,805)	3,461	46,266	(41,997)	4,269
Customer backlog	3,316	(2,845)	471	2,845	(2,845)	—
Other	7,214	(5,645)	1,569	6,182	(5,541)	641

	$212,895	$(193,651)	$19,244	$207,523	$(190,449)	$17,074

      At March 31, 2005 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $14.2 million, of which $8.8 million and $5.4 million are expected to be amortized in the remainder of 2005 and in 2006, respectively. At March 31, 2005 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $5.0 million, of which $3.1 million and $1.9 million are expected to be amortized in the remainder of 2005 and in 2006, respectively.
      In the three months ended March 31, 2005 and 2004, amortization of purchased intangible assets included in cost of revenue was approximately $2.3 million and $2.1 million, respectively. In the three months ended March 31, 2005, amortization of purchased intangible assets included in operating expense was approximately $0.9 million. No comparable amounts were included in operating expense in the three months ended March 31, 2004.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities
      The following table presents details of the Company’s accrued liabilities:

	March 31,	December 31,
	2005	2004

	(In thousands)
Accrued taxes	$96,977	$94,382
Accrued rebates	87,315	93,222
Warranty reserve	18,120	19,185
Accrued settlement liabilities	2,647	10,700
Restructuring liabilities	10,453	10,364
Other	49,446	51,654

	$264,958	$279,507

Long-Term Liabilities
      The following table presents details of the Company’s long-term liabilities:

	March 31,	December 31,
	2005	2004

	(In thousands)
Restructuring liabilities	$15,511	$16,753
Accrued settlement liabilities	4,000	6,000

	$19,511	$22,753

     Accrued Rebates Activity
      The following table summarizes the activity related to accrued rebates during the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Beginning balance	$93,222	$62,282
Charged as a reduction to revenue	52,063	59,612
Payments	(57,970)	(44,422)

Ending balance	$87,315	$77,472

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity
      The following table summarizes the activity related to the warranty reserve during the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Beginning balance	$19,185	$5,996
Charged to costs and expenses	—	7,231
Acquired through acquisition	55	—
Payments	(1,120)	(724)

Ending balance	$18,120	$12,503

Restructuring Activity
      The following table summarizes the activity related to the Company’s restructuring liabilities during the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

(In thousands)
Beginning balance	$27,117
Liabilities assumed in acquisitions(1)	1,457
Cash payments(2)	(2,610)

Ending balance	$25,964

(1)	The Company assumed additional liabilities of approximately $1.5 million in connection with the acquisition of Zeevo, Inc. in 2005, primarily for the consolidation of excess facilities, relating to non-cancelable lease costs and write-offs of leasehold improvements.

(2)	Cash payments related to net lease payments on excess facilities and non-cancelable lease costs.
     The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income Per Share
      The following table presents the computation of net income per share:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except per
	share data)
Numerator: Net income	$69,182	$39,864

Denominator:
Weighted average shares outstanding	331,980	309,139
Less: Unvested common shares outstanding	(510)	(120)

Denominator for net income per share (basic)	331,470	309,019
Effect of dilutive securities
Unvested common shares outstanding	491	96
Stock options and other awards	26,131	33,483

Denominator for net income per share (diluted)	358,092	342,598

Net income per share (basic)	$.21	$.13

Net income per share (diluted)	$.19	$.12

      At March 31, 2005 common share equivalents were calculated based on (i) stock options to purchase 110,428,190 shares of Class A or Class B common stock outstanding with a weighted average exercise price of $27.02 per share and (ii) 3,616,008 RSUs that entitle the holder to receive a like number of shares of Class A common stock as the awards vest.

3.	Business Combinations
      In February 2005 the Company completed the acquisition of Alliant Networks, Inc., a developer of advanced embedded software for WLAN applications. In March 2005 the Company completed the acquisition of Zeevo, Inc., a provider of semiconductor solutions for Bluetooth® wireless headset products. In connection with these acquisitions, the Company paid approximately $26.5 million in cash. The Company recorded a one-time charge of approximately $6.7 million for purchased in-process research and development (“IPR&D”) expense related to the Zeevo acquisition. The amount allocated to IPR&D in the three months ended March 31, 2005 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed approximately $7.2 million in net liabilities and recorded approximately $21.6 million in goodwill and $5.4 million in purchased intangible assets in connection with these acquisitions.
      The unaudited condensed consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates. No supplemental pro forma information is presented due to the immaterial effect of these acquisitions on the results of operations. The primary reasons to enter into the above acquisitions were to expand the Company’s market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement its existing product offerings, augment its engineering workforce, and/or enhance its technological capabilities.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes
      The Company recorded a tax provision of $11.3 million for the three months ended March 31, 2005 as compared to $12.9 million for the three months ended March 31, 2004, representing effective tax rates of 14.0% and 24.5%, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from the effects of nondeductible IPR&D and foreign earnings taxed at rates lower than the federal statutory rate. The reduction in the Company’s effective tax rate in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to a favorable change in the geographic mix of income.
      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“ SFAS 109”). The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized in accordance with SFAS 109. As a result of the Company’s cumulative losses and the full utilization of its loss carrybacks, the Company provided a full valuation allowance against its net deferred tax assets at March 31, 2005 and December 31, 2004.
      During the three months ended March 31, 2005, the Internal Revenue Service completed its examination of the Company’s U.S. income tax returns for 1999 and 2000, which had no material impact on the Company’s financial condition, results of operations or cash flows.

5.	Shareholders’ Equity

Share Repurchase Program
      In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. The Company did not repurchase any shares during the three months ended March 31, 2005. Through April 30, 2005 the Company repurchased 187,873 shares at a weighted average price of $30.08.

Comprehensive Income
      The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Net income	$69,182	$39,864
Other comprehensive income (loss):
Translation adjustments	(37)	115

Total comprehensive income	$69,145	$39,979

      The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
	2005	2004

	(In thousands)
Accumulated unrealized loss on investments	$(1)	$(1)
Accumulated translation adjustments	1,063	1,100

Total accumulated other comprehensive income	$1,062	$1,099

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Benefit Plans
      In February 2005, as part of the Company’s regular annual equity compensation review for employees, the Company granted 3,164,288 RSUs and stock options to purchase 10,937,121 shares of Class A common stock. The fair value of the RSUs and the exercise price of the options awarded were both $32.21 per share, the fair market value per share on the grant date. The Company recorded approximately $101.9 million of deferred compensation relating to the issuance of the RSUs that will be amortized ratably over their four year vesting period.

7.	Litigation
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In re Broadcom Corp. Securities Litigation matter and has scheduled trial to begin in September 2005. The Company believes the allegations in this lawsuit are also without merit and is defending the action vigorously.
      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the shareholder class action and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).
      General. The foregoing discussion includes material developments that occurred during the three months ended March 31, 2005 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding such legal proceedings, see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.
      The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and/or to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. See the discussion of recent litigation settlements in Notes 11 and 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
      You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.
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
      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; our dependence on a few key customers for a substantial portion of our revenue; our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans; the percentage of future sales attributable to new product lines; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing capacity; our ability to consummate acquisitions and integrate their operations successfully; the need for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 2 of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
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
      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented approximately 98.5% and 99.4% of our total net revenue in the three months ended March 31, 2005 and 2004, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses and maintenance agreements, and cancellation fees.
      The majority of our sales occur through the efforts of our direct sales force. However, we derived approximately 14.1% and 8.8% of our total net revenue from sales made through distributors in the three months ended March 31, 2005 and 2004, respectively.
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
      For these and other reasons, our net revenue and results of operations in the three months ended March 31, 2005 and prior periods may not necessarily be indicative of future net revenue and results of operations.
      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 47.5% and 52.5% of our net revenue in the three months ended March 31, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, represented approximately 23.8% and 24.3% of our net revenue in the three months ended March 31, 2005 and 2004, respectively. Net revenue derived from shipments to international destinations, primarily to Asia, represented approximately 80.2% and 79.3% of our net revenue in the three months ended March 31, 2005 and 2004, respectively.
      All of our revenue to date has been denominated in U.S. dollars.
      Gross Margin. Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

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
      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to acquisitions made during the three months ended March 31, 2005.
      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at March 31, 2005, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
      We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments or business groups;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of broadband equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.
      All of our business groups share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our business groups are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each business group is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each business group. Finally, even though we periodically reorganize our business groups based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each business group remain constant.
      Because we meet each of the criteria set forth in SFAS 131 and our four business groups as of March 31, 2005 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.
Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Also, a portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross profit and gross margins.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets.

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

•	Deferred Taxes and Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However the actual liability in any such tax contingencies may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters, including our pending securities class action lawsuit. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross profit and gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months
	Ended
	March 31,

	2005	2004

Net revenue	100.0%	100.0%
Cost of revenue(1)	48.3	49.3
Cost of revenue — stock-based compensation	0.1	0.1

Gross profit	51.6	50.6
Operating expense:
Research and development(1)	25.2	20.7
Research and development — stock-based compensation	1.3	4.2

Selling, general and administrative(1)	9.9	9.1
Selling, general and administrative — stock-based compensation	0.7	0.7

Amortization of purchased intangible assets	0.1	—
In-process research and development	1.2	0.4
Settlement costs	—	3.3
Impairment of intangible assets	—	3.2

Income from operations	13.2	9.0
Interest income, net	1.4	0.3
Other income (expense), net	0.0	(0.1)

Income before income taxes	14.6	9.2
Provision for income taxes	2.0	2.2

Net income	12.6%	7.0%

(1)	Excludes stock-based compensation, which is presented separately by respective expense category.

Net Revenue, Cost of Revenue and Gross Profit
      The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Net revenue	$550,345	100.0%	$573,406	100.0%	$(23,061)	(4.0)%
Cost of revenue(1)	265,748	48.3	282,810	49.3	(17,062)	(6.0)
Cost of revenue — stock-based compensation	368	0.1	671	0.1	(303)	(45.2)

Gross profit	$284,229	51.6%	$289,925	50.6%	$(5,696)	(2.0)

(1)	Excludes stock-based compensation, which is presented separately.

     Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their contributions to net revenue in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

		(In thousands, except percentages)
Enterprise networking	$233,953	42.5%	$286,877	50.1%	$(52,924)	(18.4)%
Broadband communications	207,208	37.7	164,769	28.7	42,439	25.8
Mobile and wireless	109,184	19.8	121,760	21.2	(12,576)	(10.3)

Net revenue	$550,345	100.0%	$573,406	100.0%	$(23,061)	(4.0)

      The decrease in net revenue in our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets that resulted in a $62.2 million decrease in net revenue for those products, offset in part by an increase in net revenue for our controller products. The increase in net revenue in our broadband communications target market was broad-based. In our mobile and wireless target market, the decreases in our wireless LAN and cellular handset business were partially offset by strength in Bluetooth offerings.
      Our enterprise networking products include Ethernet controllers, transceivers, switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modems, digital cable set-top boxes, direct broadcast satellites, personal video recording applications, DSL applications, IP set-top boxes, HD-DVD and digital TV. Our mobile and wireless products include wireless local area networks, cellular, Bluetooth, mobile multimedia and VoIP solutions.
      The following table presents net revenue from each of our major target markets and their contributions to net revenue in the three months ended March 31, 2005 as compared to the three months ended December 31, 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		December 31, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

		(In thousands, except percentages)
Enterprise networking	$233,953	42.5%	$238,048	44.1%	$(4,095)	(1.7)%
Broadband communications	207,208	37.7	175,354	32.5	31,854	18.2
Mobile and wireless	109,184	19.8	125,988	23.4	(16,804)	(13.3)

Net revenue	$550,345	100.0%	$539,390	100.0%	$10,955	2.0

      The decrease in net revenue in our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. The increase in net revenue in our broadband communications target market resulted primarily from our products for direct broadcast satellite applications. In our mobile and wireless target market, the decreases in our wireless LAN and cellular handset business were partially offset by strength in Bluetooth and VoIP offerings.
      We currently anticipate that total net revenue in the three months ending June 30, 2005 will increase by approximately four to five percent over the three months ended March 31, 2005.
      We recorded rebates to certain customers in the amounts of $52.1 million and $59.6 million in the three months ended March 31, 2005 and 2004, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.
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
      The decrease in absolute dollars of gross profit in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted primarily from the 4.0% decrease in net revenue. Gross margin increased from 50.6% in the three months ended March 31, 2004 to 51.6% in the three months ended March 31, 2005. The primary factors that resulted in this 1.0 percentage point improvement in gross margin were (i) a decrease in additional provisions to provide for excess and obsolete inventory and warranty costs, partially offset by (ii) a decline in product margin primarily due to changes in product mix across a variety of our product lines.
      At March 31, 2005 the unamortized balance of deferred compensation, which will be amortized to cost of revenue through 2009, was approximately $5.1 million. However, if there are any modifications or cancellations of the underlying unvested securities, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our cost of revenue may be increased by its amortization.
      In the three months ended March 31, 2005 and 2004, amortization of purchased intangible assets included in cost of revenue was approximately $2.3 million and $2.1 million, respectively. At March 31, 2005 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue was approximately $14.2 million, of which $8.8 million and $5.4 million are expected to be amortized in the remainder of 2005 and in 2006, respectively. At March 31, 2005 the unamortized balance of customer relationships and other purchased intangible assets that will be amortized to future operating expense was approximately $5.0 million, of which $3.1 million and $1.9 million are expected to be amortized in the remainder of 2005 and in 2006, respectively. However, if we acquire purchased intangible assets in the future, our cost of revenue or other operating expenses will be increased by the amortization of those assets.
      Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins, among other factors. Our gross margin may also be impacted by additional stock-based compensation expense and amortization of purchased intangible assets related to future acquisitions and will be impacted by additional stock-based compensation expense commencing in the first quarter of 2006, when we are currently scheduled to implement expensing of stock options pursuant to the FASB-issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below.

Research and Development and Selling, General and Administrative Expenses
      The following table presents research and development and selling, general and administrative expenses for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development(1)	$138,845	25.2%	$118,949	20.7%	$19,896	16.7%
Research and development — stock-based compensation	7,025	1.3	24,056	4.2	(17,031)	(70.8)

Selling, general and administrative(1)	54,496	9.9	52,095	9.1	2,401	4.6
Selling, general and administrative — stock-based compensation	3,901	0.7	3,701	0.7	200	5.4

(1)	Excludes stock-based compensation, which is presented separately by respective expense category.
     We report stock-based compensation separately by respective expense category. See the discussion of stock-based compensation below.
      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs, prototyping costs and facilities expenses. Amounts associated with stock-based compensation for employees engaged in research and development are shown separately. Research and development expense does not include expense amounts associated with amortization of purchased intangible assets related to research and development activities.
      The increase in research and development expense in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted primarily from a $14.6 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 26.4% increase in the number of employees engaged in research and development activities since March 31, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. In addition, there were increases in outsourced engineering and engineering design tool expenses in the three months ended March 31, 2005, offset by lower depreciation expense on computer software and equipment. Based upon past experience, we anticipate that research and development expense will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending June 30, 2005 will increase as compared to the three months ended March 31, 2005.
      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 900 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.
      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and advertising expenses. Amounts associated with stock-based compensation for selling, general and administrative employees are shown separately. Selling, general and administrative expense does not include expense amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.

      The increase in selling, general and administrative expense in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted primarily from an $8.4 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 21.1% increase in the number of employees engaged in selling, general and administrative activities since March 31, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. In addition, there were increases in expenses for travel in the three months ended March 31, 2005, which were offset by decreases in legal expenses. Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term; we believe this increase will be necessary to support any expansion of our operations through indigenous growth and acquisitions, periodic changes in our infrastructure, any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and future litigation. We anticipate that selling, general and administrative expense in the three months ending June 30, 2005 will increase as compared to the three months ended March 31, 2005.
      Research and Development and Selling, General and Administrative — Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation resulting from restricted stock units, or RSUs, issued to employees and unvested securities assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally three to five years. In February 2005 we recorded approximately $101.9 million of deferred compensation related to the issuance of 3.2 million RSUs in connection with our regular annual equity compensation review for employees. This deferred compensation will be amortized ratably over the four year vesting period of the RSUs.
      The decrease in stock-based compensation expense in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 related primarily to a reduction in amortization of deferred compensation resulting from assumed unvested securities and the elimination of deferred compensation as a result of the termination of employment of certain employees, partially offset by the amortization of deferred compensation resulting from the issuance of RSUs. At March 31, 2005 the unamortized balance of deferred compensation, which will be amortized to operating expenses through 2009, was approximately $138.5 million. However, if there are any modifications or cancellations of the underlying unvested stock options, restricted stock or restricted stock units, we may be required to either accelerate from future periods or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our operating expenses would be increased by its amortization.
      For a discussion of the effects of future expensing of stock options, see the “Recent Accounting Pronouncements,” below.

In-Process Research and Development
      In the three months ended March 31, 2005 and 2004, we recorded IPR&D of $6.7 million and $2.3 million, respectively. The amounts allocated to IPR&D in the three months ended March 31, 2005 and 2004 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Settlement Costs and Impairment of Purchased Intangible Assets
      For Settlement Costs and Impairment of Purchased Intangible Assets in the three months ended March 31, 2004, see the discussions included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our Quarterly Report on Form 10-Q for the period ended March 31, 2004. There were no comparable expenses in the three months ended March 31, 2005.

Interest and Other Income (Expense), Net
      The following table presents interest and other income (expense), net for the three months ended March 31, 2005 and 2004:

	Three Months		Three Months
	Ended		Ended
	March 31, 2005		March 31, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

(In thousands, except percentages)
Interest income, net	$7,958	1.4%	$1,903	0.3%	$6,055	318.2%
Other income (expense), net	98	0.0	(992)	(0.1)	1,090	109.9
      The increase in interest income, net was the result of an overall increase in our cash and marketable securities balances and an increase in interest rates. Our cash and marketable securities balances increased from $765.7 million at March 31, 2004 to $1.420 billion at March 31, 2005. The weighted average annualized interest rates earned for the three months ended March 31, 2005 and 2004 were 2.68% and 1.21%, respectively.

Provision for Income Taxes
      We recorded a tax provision of $11.3 million in the three months ended March 31, 2005 as compared to $12.9 in the three months ended March 31, 2004, representing effective tax rates of 14.0% and 24.5%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the effects of nondeductible IPR&D and foreign earnings taxed at rates lower than the federal statutory rate. The reduction in our effective tax rate for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to a favorable change in the geographic mix of income.
      We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets at March 31, 2005 and December 31, 2004.
      During the three months ended March 31, 2005, the Internal Revenue Service completed its examination of our U.S. income tax returns for 1999 and 2000, which had no material impact on our financial condition, results of operations or cash flows.
Recent Accounting Pronouncements
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows, or SFAS 95. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for Broadcom beginning in the first quarter of 2006. SFAS 123R allows for retrospective recognition of compensation expense related to share-based payments, which recognition may date back to the original issuance of SFAS 123. We are currently evaluating this transition alternative.
      The adoption of the SFAS 123R fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Note 1 of our Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the three months ended March 31, 2005 and 2004 for such excess tax deductions was $8.3 million and $11.8 million, respectively.
Liquidity and Capital Resources
      Working Capital and Cash and Marketable Securities on Hand. The following table presents working capital and cash and marketable securities on hand:

	March 31,	December 31,	Increase
	2005	2004	(Decrease)

	(In thousands)
Working capital	$1,143,201	$1,087,342	$55,859

Cash and cash equivalents(1)	$974,915	$858,592	$116,323
Short-term marketable securities(1)	310,123	324,041	(13,918)
Long-term marketable securities	135,208	92,918	42,290

	$1,420,246	$1,275,551	$144,695

(1)	Included in working capital.
     Our working capital increased in the three months ended March 31, 2005 primarily related to cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the purchase of long-term marketable securities, acquisitions and property and equipment.
      Cash Provided and Used in the Three Months Ended March 31, 2005 and 2004. Cash and cash equivalents increased to $974.9 million at March 31, 2005 from $858.6 million at December 31, 2004 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.
      In the three months ended March 31, 2005 our operating activities provided $151.1 million in cash. This was primarily the result of $69.2 in net income, $43.9 million in net non-cash operating expenses and $38.0 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D and tax benefit from stock plans. In the three months ended March 31, 2004 our operating activities provided $78.1 million in cash. This was primarily the result of $39.9 million in net income and $84.4 million in net non-cash operating expenses, offset by net cash of $46.2 million applied to changes in net operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2004 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of intangible assets, IPR&D and tax benefit from stock plans.
      Accounts receivable increased $3.0 million to $208.1 million in the three months ended March 31, 2005. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.
      Inventories decreased $19.3 million to $109.0 million in the three months ended March 31, 2005, which was primarily the result of reduced cycle times from our foundry vendors. In the future, our inventory levels will be determined based on that factor as well as the stage at which our products are in their respective product life cycles as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
      Investing activities used $60.6 million in cash in the three months ended March 31, 2005, which was primarily the result of $28.4 million used in the net purchase of marketable securities, $24.0 million of net cash paid in purchase transactions and the purchase of $8.1 million of capital equipment to support operations. Investing activities used $90.8 million in cash in the three months ended March 31, 2004, which was primarily the result of $70.2 million used in the net purchase of marketable securities, the purchase of $8.5 million of capital equipment to support operations, the purchase of $2.2 million of strategic investments and the purchase for $9.9 million of the net assets of a business.
      Our financing activities provided $25.8 million in cash in the three months ended March 31, 2005, which was primarily the result of $28.2 million in net proceeds received from issuances of common stock upon exercise of stock options, offset in part by a $2.5 million payment on debt assumed in connection with an acquisition. Financing activities provided $65.8 million in cash in the three months ended March 31, 2004, which was primarily the result of $64.6 million in net proceeds received from issuances of common stock upon exercise of stock options.
      In the three months ended March 31, 2005, fewer employees exercised stock options and we received less proceeds from the exercise of stock options than in the three months ended March 31, 2004. The timing and number of stock option exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, we have started to issue to employees a combination of restricted stock units and stock options, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs will not result in any cash proceeds to Broadcom and will require the use of cash, as we have determined to allow employees to elect to have a portion of their shares issuable during 2005 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate taxing authorities on each employee’s behalf.
      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2005:

	Payment Obligations by Year (In thousands)

	Remaining
	2005	2006	2007	2008	2009	Thereafter	Total

Operating leases	$60,812	$79,847	$53,476	$43,758	$38,366	$160,153	$436,412
Inventory and other related purchase obligations	145,524	—	—	—	—	—	145,524
Other purchase obligations	32,100	2,368	2,372	73	—	—	36,913
Restructuring liabilities	8,714	6,321	4,662	2,507	2,507	1,253	25,964
Accrued settlement payments	647	2,000	2,000	2,000	—	—	6,647

Total	$247,797	$90,536	$62,510	$48,338	$40,873	$161,406	$651,460

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017.
      Inventory and other related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. We depend entirely upon third party subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from subcontractors well in advance. We expect to receive and pay for these materials and services within the next six months. Our subcontractor relationships allow for the cancellation of outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation.
      Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure and other purchase commitments in the ordinary course of business.

      Our restructuring liabilities mostly represent estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our unaudited condensed consolidated balance sheet.
      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in 2004. These amounts are included in our unaudited condensed consolidated balance sheet.
      For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
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
      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	litigation expenses, settlements and judgments;

•	changes in our compensation policies;

•	use of RSUs and the related payment in cash of withholding taxes due from employees;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry capacity and packaging materials;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	expenses related to our restructuring plans;

•	the exercise of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and the general economic slowdown and related uncertainties.
In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products or technologies.
RISK FACTORS
      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock will likely decline and you may lose all or part of your investment.

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
      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation that is currently expected to go into effect for Broadcom in the first quarter of 2006;

•	a possible adverse outcome in or the settlement of our pending securities litigation or other actual or future litigation;

•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and the broadband communications markets;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	intellectual property disputes and customer indemnification claims;

•	our ability to develop new sources of revenue to replace lost revenue from our declining Intel processor-based server chipset business;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the gain or loss of a key customer, design win or order;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify opportunities in new markets;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales;

•	fluctuations in the manufacturing yields of our foundries, and other problems or delays in the fabrication, assembly, testing or delivery of our products; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
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

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations.
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R is currently expected to be effective for Broadcom beginning in the first quarter of 2006. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

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
      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 3,565 employees, including contractors, as of March 31, 2005. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
      Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system, we anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. In addition, to support our growth we recently signed a lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to begin in the first quarter of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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
      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $9.52 and as high as $53.35 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	changes in accounting rules, particularly those related to the expensing of stock options;

•	newly-instituted litigation or an adverse decision or outcome in litigation;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions and specific conditions in semiconductor industry and the broadband communications markets;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.
      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. As noted in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, we have been sued in several purported securities class action lawsuits, which have been consolidated into a single action, as well as other securities litigation. Although we believe that those lawsuits are without merit, the plaintiffs in our pending securities class action litigation have asserted that, if liability is found, damages may exceed $4.5 billion. Trial of our pending securities litigation is scheduled to commence in September 2005. An adverse determination in, or the settlement of, our pending securities litigation could require us to pay amounts that exceed the coverage that remains available to us under our directors’ and officers’ insurance, which excess amounts could be substantial. Such an event could have a very significant effect on our business and results of operations, and could materially and adversely affect the price of our common stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will continue to divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our common stock.

Intellectual property risks and third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management or other key employees.
      Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in several instances we have been engaged in litigation with parties that claimed that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, could increase our costs of revenue and could expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if we are able to obtain one at all.
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
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 900 U.S. patents and have filed more than 3,100 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.
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
      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past engaged and likely will in the future engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. This litigation

(and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

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
      Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely and accurately identify opportunities in new markets;

•	timely complete and introduce new product designs;

•	scale our operations in response to changes in demand for our products and services;

•	license any desired third party technology or intellectual property rights;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers’ products.
      In some of our businesses, our ability to develop and deliver next-generation products successfully and timely may depend in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms. If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or to retain our existing customers as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks business may not be successful.
      In the past few years, a significant portion of our total net revenue has been derived from our chipset business for servers based on Intel processors. However, in 2003 that business experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. During the second half of 2004 we experienced the first real impact of the long-anticipated decline in our Intel processor-based server chipset business, and we anticipate a continued decline in that business going forward. We are now pursuing strategies to diversify our revenue stream beyond Intel-based platforms and to develop alternative sources of revenue for the business. Our new areas of focus are alternative server I/ O chipset platforms and the storage market. During 2004 we began to develop server platform products that support the AMD Opterontm processor; however, these products are not expected to generate revenue until the second half of 2005. We cannot assure you that these strategies will be successful, and it is likely that we will not be able to make up the loss of revenue from our Intel processor-based server chipset business in the near term. If our strategies to reposition our server chipset business are not successful, or if revenues from our other businesses do not increase, our revenue, revenue growth rate and results of operations will be adversely affected.

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
      On January 3, 2005 Scott A. McGregor joined Broadcom as President and Chief Executive Officer. Mr. McGregor succeeded Alan E. Ross, who retired from these positions upon Mr. McGregor’s arrival but remains a member of the Board of Directors. The integration of Mr. McGregor into our business and operations, and any adjustments or changes that may be implemented by Mr. McGregor, may require the substantial attention of our Board of Directors and senior management personnel.
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
      We have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees beginning in the first quarter of 2006 will increase our operating expenses. We cannot be certain that the changes in our compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

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
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 47.5% and 52.5% of our net revenue in the three months ended March 31, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products; and

•	some of our customers offer or may offer products that compete with our products.
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
      A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2005, we acquired 30 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.
      Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.
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
      Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. Alternatively, we may issue equity or convertible debt securities in connection with an acquisition. We have in effect an acquisition shelf registration statement on SEC Form S-4 that enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions that we may enter into from time to time. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.
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
      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 23.8% of our net revenue in the three months ended March 31, 2005 was derived from sales to independent customers outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented approximately 80.2% of our net revenue in the three months ended March 31, 2005. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design, development activities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United

States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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
      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, our ability to develop and deliver next-generation products successfully and timely depends in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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
      In September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
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

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers, result in significant costs and claims, and adversely affect the market acceptance of new products.
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
      Two of the six third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such third-party foundry is located in Japan. Both

Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices, are located near major earthquake fault lines, and our international distribution center is located in Singapore, which could be subject to an earthquake, tsunami or other natural disaster. If there is a major earthquake or any other natural disaster in a region where one or more of our facilities are located, our operations could be significantly disrupted.

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
      Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.
      Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decisionmaking can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.
      As of March 31, 2005 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 17.3% of our outstanding common stock and held 65.0% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2005 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of the company, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 16.2% of our outstanding common stock and held 63.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.
      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared to one vote per share in the case of our Class A common stock). Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our co-founders’, directors’ and officers’ ownership of a majority of the Class B common stock, or the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for our stock. These factors may also materially and adversely affect voting and other rights of the holders of our common stock and the market price of our Class A common stock.

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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2005 the carrying value of our cash and cash equivalents approximated fair value.
      Our marketable debt securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable debt securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable debt securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of March 31, 2005 the carrying value and fair value of these securities were approximately $445.3 million and $442.8 million, respectively. The fair value of our marketable debt securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.
      The carrying value, maturity and estimated fair value of our cash equivalents and marketable debt securities as of March 31, 2005 and December 31, 2004, respectively, were as follows:

	Carrying					Fair
	Value	Maturity				Value
	March 31,					March 31,
	2005	2005	2006	2007	2008	2005

	(In thousands, except interest rates)
Investments
Cash equivalents	$345,899	$345,899	$—	$—	$—	$345,866
Weighted average interest rate	2.72%	2.72%	—	—	—
Marketable debt securities	$445,331	$251,824	$130,862	$52,664	$9,981	$442,841
Weighted average interest rate	2.81%	2.52%	3.02%	3.37%	4.21%

	Carrying				Fair
	Value	Maturity			Value
	December 31,				December 31,
	2004	2005	2006	2007	2004

	(In thousands, except interest rates)
Investments
Cash equivalents	$356,845	$356,845	$—	$—	$356,831
Weighted average interest rate	2.33%	2.33%	—	—
Marketable debt securities	$416,959	$324,041	$69,717	$23,201	$415,757
Weighted average interest rate	2.40%	2.30%	2.64%	3.12%
      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail to succeed for various other reasons. Consequently, we could lose our entire investment in these companies. As of March 31, 2005, the carrying and fair value of our strategic investments was approximately $5.3 million.

Item 4.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decisionmaking can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the three months ended March 31, 2005, we issued an aggregate of 2,056,047 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration proved by Section 3(a)(9) of the Securities Act.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
Re-election of Directors
      At the Annual Meeting of Shareholders, held on April 28, 2005 (the “Annual Meeting”), each of the seven incumbent members of our Board of Directors (the “Board”) — George L. Farinsky, John Major, Scott A. McGregor, Alan E. Ross, Henry Samueli, Ph.D., Robert E. Switz and Werner Wolfen — was re-elected to serve on the Board until the next annual meeting of Shareholders and/or until their successors are duly elected and qualified.
Approval of Amendment and Restatement of Broadcom’s 1998 Stock Incentive Plan
      The Shareholders also approved an amendment and restatement of our 1998 Stock Incentive Plan (the “1998 Plan”) that (i) increases the number of shares of Class A common stock reserved for issuance under the 1998 Plan by 10,000,000 shares, (ii) restructures the director automatic grant program for non-employee members of the Board to substitute restricted stock units (“RSUs”) for a portion of the stock option grants that would otherwise be made to new and continuing non-employee Board members under the terms of that program, (iii) modifies the performance criteria that may serve as a vesting requirement for one or more awards made under the 1998 Plan, (iv) changes the limitation on the amount by which the share reserve may be automatically increased each year to not more than 25,000,000 shares of Class A common stock, (v) eliminates the salary investment option grant and director fee option grant programs previously authorized under the 1998 Plan, and (vi) effects various technical revisions to facilitate plan administration.
      Our Board adopted the amendment and restatement on March 11, 2005, subject to Shareholder approval at the Annual Meeting.
Other Matters Considered at the Annual Meeting
      The Shareholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005. However, the shareholder proposal on executive compensation that had been included in our 2005 proxy statement and presented at the Annual Meeting was not approved.
Equity Awards Granted to Non-Employee Board Members
      Upon his re-election to the Board at the Annual Meeting, each of the non-employee members of the Board — Messrs. Farinsky, Major, Ross, Switz and Wolfen — automatically received (i) an option to purchase 7,500 shares of Broadcom’s Class A common stock and (ii) RSUs covering 2,500 shares of Broadcom’s Class A common stock. The options and RSUs were issued in accordance with the terms of the director automatic grant program under the 1998 Plan, as amended and restated at the Annual Meeting. The shares subject to each 7,500 share option grant will vest upon the earlier of (i) the optionee’s completion of one year of Board service measured from the grant date or (ii) the optionee’s continuation in Board service through the day immediately preceding the date of the first annual shareholders meeting following the grant date. Each RSU award for 2,500 shares will vest upon the non-employee director’s continuation in Board service through the earlier of (i) the 5th day of May in the year immediately following the year in which the award is made or (ii) the day immediately preceding the date of the first annual meeting of shareholders following the grant date. As the RSUs vest in one or more installments, the shares of Class A common stock underlying those vested units will be promptly issued. The shares subject to the option grants and the RSU awards will immediately vest in full upon certain changes in control or ownership of Broadcom or upon the holder’s cessation of Board service by reason of death or disability.
Approval of 2005 Bonus Plan
      On April 28, 2005 the Board approved a bonus plan for the year ending December 31, 2005 (the “2005 Bonus Plan”) to provide executive officers and certain other key employees with incentive awards based upon the achievement of certain goals relating to Broadcom’s performance and/or upon the achievement of individual performance goals. The Compensation Committee of the Board has the exclusive authority to administer the 2005 Bonus Plan.
      The 2005 Bonus Plan provides for a target potential bonus pool of $10,000,000, and a maximum bonus pool of $15,000,000, which may be paid to participants in the form of cash and/or restricted stock units. The eligible participants in the 2005 Bonus Plan are our executive officers, other officers and certain other key employees, as recommended by our Chief Executive Officer and approved by the Compensation Committee. The size of the bonus pool will be established based upon the company’s achievement of one or more of five corporate performance goals for 2005 relating to: (i) net revenue, (ii) gross margin, (iii) operating margin, (iv) net income per share, and (v) stock price change relative to the stock price performance of certain companies with which we compete. For the purposes of determining whether the goals in items (ii), (iii) and (iv) have been met, the Compensation Committee will use numbers reported by Broadcom in accordance with generally accepted accounting principles in the U.S. (“GAAP”), adjusted for non-cash, non-recurring, extraordinary and certain other items.
      Individual awards from the bonus pool will be determined at the discretion of the Compensation Committee. We currently anticipate that awards under the 2005 Bonus Plan will be determined and paid in the first quarter of 2006.
Amendment of Material Definitive Agreement
      Separately, on April 28, 2005 the company entered into a Fifth Amendment to its Product Purchase Agreement (the “Amendment”) with General Instrument Corporation, a wholly-owned subsidiary of Motorola, Inc. Motorola is a key customer of Broadcom; sales to Motorola, including sales to its manufacturing subcontractors, accounted for 12.4% of Broadcom’s total net revenue in the year ended December 31, 2004. The Amendment modifies the initial agreement between Broadcom and General Instrument, which was entered into in September 1997 and covers the development and supply of chips for General Instrument’s digital cable set-top boxes and cable modems, to extend General Instrument’s minimum purchase requirements of chips for cable modems for an additional year.

Item 6.	Exhibits
      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10.1	1998 Stock Incentive Plan (as amended and restated March 11, 2005).

10.2	1998 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award).

10.3	1998 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ WILLIAM J. RUEHLE

William J. Ruehle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE E. KIDDOO

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)
May 4, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.1	1998 Stock Incentive Plan (as amended and restated March 11, 2005).

10.2	1998 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award).

10.3	1998 Stock Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.