Form 10-Q
period 2005-06-30
BROADCOM CORP
filed 2005-07-29
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of June 30, 2005 the registrant had 282,249,451 shares of Class A common stock, $0.0001 par value, and 54,281,540 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended June 30, 2005

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Risk Factors	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	56
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	59
Item 6.	Exhibits	59
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31
EXHIBIT 32
Broadcom®, the pulse logo, ServerWorks® and SystemI/ Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Bluetooth® is a trademark of the Bluetooth SIG. Any other trademarks or tradenames mentioned are the property of their respective owners.
©2005 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,013,568	$858,592
Short-term marketable securities	390,590	324,041
Accounts receivable, net	243,791	205,135
Inventory	134,065	128,294
Prepaid expenses and other current assets	71,499	68,380

Total current assets	1,853,513	1,584,442
Property and equipment, net	93,330	107,160
Long-term marketable securities	142,845	92,918
Goodwill	1,083,385	1,062,188
Purchased intangible assets, net	14,960	17,074
Other assets	30,167	22,057

Total assets	$3,218,200	$2,885,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,574	$171,248
Wages and related benefits	49,633	42,697
Deferred revenue	1,830	3,648
Accrued liabilities	372,784	279,507

Total current liabilities	642,821	497,100
Long-term liabilities	18,035	22,753
Commitments and contingencies
Shareholders’ equity:
Common stock	34	33
Additional paid-in capital	8,957,667	8,741,045
Notes receivable from employees	(7,831)	(7,955)
Deferred compensation	(150,300)	(40,701)
Accumulated deficit	(6,243,292)	(6,327,535)
Accumulated other comprehensive income	1,066	1,099

Total shareholders’ equity	2,557,344	2,365,986

Total liabilities and shareholders’ equity	$3,218,200	$2,885,839

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net revenue	$604,861	$641,299	$1,155,206	$1,214,705
Cost of revenue(1)	283,061	316,879	548,809	599,689
Cost of revenue — stock-based compensation	394	600	762	1,271

Gross profit	321,406	323,820	605,635	613,745
Operating expense:
Research and development(1)	143,719	124,782	282,564	243,731
Research and development — stock-based compensation	9,915	19,104	16,940	43,160
Selling, general and administrative(1)	57,614	55,452	112,110	107,547
Selling, general and administrative — stock-based compensation	4,239	2,789	8,140	6,490
Amortization of purchased intangible assets	1,040	831	1,952	831
Settlement costs	110,000	13,500	110,000	32,500
In-process research and development	—	24,244	6,652	26,504
Impairment of intangible assets	—	—	—	18,000

Income (loss) from operations	(5,121)	83,118	67,277	134,982
Interest income, net	10,678	2,714	18,636	4,617
Other income (expense), net	679	592	777	(400)

Income before income taxes	6,236	86,424	86,690	139,199
Provision (benefit) for income taxes	(8,825)	22,585	2,447	35,496

Net income	$15,061	$63,839	$84,243	$103,703

Net income per share (basic)	$.04	$.20	$.25	$.33

Net income per share (diluted)	$.04	$.18	$.23	$.30

Weighted average shares (basic)	334,902	316,691	333,186	312,855

Weighted average shares (diluted)	363,197	352,359	360,645	347,478

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments issued by the Company, as well as stock options and restricted stock assumed in acquisitions.
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(In thousands)
Operating activities
Net income	$84,243	$103,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,778	40,911
Stock-based compensation expense:
Restricted stock units issued by the Company	13,559	—
Stock options and restricted stock assumed in acquisitions and certain other equity compensation instruments issued by the Company	12,283	50,921
Additional acquisition-related items:
Amortization of purchased intangible assets	7,486	6,277
In-process research and development	6,652	26,504
Impairment of intangible assets	—	18,000
Tax benefit realized from stock plans	—	32,643
Change in operating assets and liabilities:
Accounts receivable	(37,848)	(56,018)
Inventory	(4,728)	(103,530)
Prepaid expenses and other assets	(10,622)	(14,354)
Accounts payable	40,119	47,701
Accrued settlement liabilities	99,852	(6,767)
Other accrued liabilities	(8,583)	43,524

Net cash provided by operating activities	230,191	189,515
Investing activities
Purchases of property and equipment, net	(13,430)	(19,399)
Net cash paid for acquisitions	(24,028)	(69,932)
Purchases of strategic investments, net	(105)	(5,166)
Purchases of marketable securities	(334,880)	(213,071)
Proceeds from maturities of marketable securities	218,404	34,900
Proceeds from sale of available for sale marketable securities	—	48,145

Net cash used in investing activities	(154,039)	(224,523)
Financing activities
Payment on assumed debt and other obligations	(2,482)	(957)
Net proceeds from issuance of common stock	99,422	193,734
Repurchases of Class A common stock	(18,240)	—
Proceeds from repayment of notes receivable from employees	124	2,584

Net cash provided by financing activities	78,824	195,361

Increase in cash and cash equivalents	154,976	160,353
Cash and cash equivalents at beginning of period	858,592	558,669

Cash and cash equivalents at end of period	$1,013,568	$719,022

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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
      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2005 and December 31, 2004, the consolidated results of its operations for the three and six months ended June 30, 2005 and 2004, and the consolidated cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

Use of Estimates
      The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented approximately 98.5% and 99.2% of its total net revenue in the three months ended June 30, 2005 and 2004, respectively, and 98.5% and 99.3% of its total net revenue in the six months ended June 30, 2005 and 2004, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses and maintenance agreements and cancellation fees.
      The majority of the Company’s sales occur through the efforts of its direct sales force. However, sales made through distributors represented approximately 15.2% and 9.4% of the Company’s total net revenue in the three months ended June 30, 2005 and 2004, respectively, and 14.7% and 9.1% of its total net revenue in the six months ended June 30, 2005 and 2004, respectively.
      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return; product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.
      Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The costs associated with development agreements are included in cost of revenue. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from cancellation fees is recognized when cash is received from the customer.

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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock-Based Compensation
      The Company has in effect several stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.
      In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption. The amount of such deferred compensation per share is equal to the excess of fair market value over the exercise price on such date. The Company records deferred compensation in connection with restricted stock unit awards equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards, assuming the application of the Black-Scholes option pricing model, would approximate the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income — as reported	$15,061	$63,839	$84,243	$103,703
Add: Stock-based compensation expense included in net income — as reported	14,548	22,493	25,842	50,921
Deduct: Stock-based compensation expense determined under the fair value method	(108,565)	(172,483)	(250,569)	(385,934)

Net loss — pro forma	$(78,956)	$(86,151)	$(140,484)	$(231,310)

Net income per share (basic) — as reported	$.04	$.20	$.25	$.33

Net income per share (diluted) — as reported	$.04	$.18	$.23	$.30

Net loss per share (basic and diluted) — pro forma	$(.24)	$(.27)	$(.42)	$(.74)

For purposes of the foregoing pro forma illustration, the value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods. The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis.
      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for the Company beginning in the first quarter of 2006. SFAS 123R allows for two transition alternatives, the modified-prospective method and the retrospective method of recognition of compensation expense related to share-based payments. The Company is currently evaluating these transition alternatives.
      The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of the Company’s adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as illustrated in the pro forma table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the six months ended June 30, 2004 related to such excess tax deductions was $32.6 million. There were no comparable amounts recorded in the six months ended June 30, 2005.

Business Enterprise Segments
      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at June 30, 2005, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Because the Company meets each of the criteria set forth in SFAS 131 and its four business groups as of June 30, 2005 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications
      Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.	Supplemental Financial Information

Inventory
      The following table presents details of the Company’s inventory:

	June 30,	December 31,
	2005	2004

	(In thousands)
Work in process	$60,627	$38,659
Finished goods	73,438	89,635

	$134,065	$128,294

Purchased Intangible Assets
      The following table presents details of the Company’s purchased intangible assets:

	June 30, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$156,099	$(145,129)	$10,970	$152,230	$(140,066)	$12,164
Customer relationships	46,266	(43,613)	2,653	46,266	(41,997)	4,269
Customer backlog	3,316	(3,316)	—	2,845	(2,845)	—
Other	7,214	(5,877)	1,337	6,182	(5,541)	641

	$212,895	$(197,935)	$14,960	$207,523	$(190,449)	$17,074

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Cost of revenue	$3,244	$3,354	$5,534	$5,446
Operating expense	1,040	831	1,952	831

	$4,284	$4,185	$7,486	$6,277

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net Purchased
	Intangibles	Amortizable in
	Assets at
	June 30, 2005	2005	2006	2007

	(In thousands)
Cost of revenue	$10,970	$5,547	$4,940	$483
Operating expense	3,990	2,081	1,736	173

	$14,960	$7,628	$6,676	$656

Accrued Liabilities
      The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2005	2004

	(In thousands)
Accrued taxes	$93,780	$94,382
Accrued rebates	88,690	93,222
Warranty reserve	17,512	19,185
Accrued settlement liabilities	112,552	10,700
Restructuring liabilities	9,599	10,364
Other	50,651	51,654

	$372,784	$279,507

Long-Term Liabilities
      The following table presents details of the Company’s long-term liabilities:

	June 30,	December 31,
	2005	2004

	(In thousands)
Restructuring liabilities	$14,035	$16,753
Accrued settlement liabilities	4,000	6,000

	$18,035	$22,753

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Rebates Activity
      The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Beginning balance	$93,222	$62,282
Charged as a reduction to revenue	105,199	132,785
Payments	(109,731)	(97,712)

Ending balance	$88,690	$97,355

Warranty Reserve Activity
      The following table summarizes the activity related to the warranty reserve during the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Beginning balance	$19,185	$5,996
Charged to costs and expenses	—	9,873
Acquired through acquisition	55	—
Payments	(1,728)	(908)

Ending balance	$17,512	$14,961

Restructuring Activity
      The following table summarizes the activity related to the Company’s restructuring liabilities during the six months ended June 30, 2005:

Six Months Ended
June 30, 2005

(In thousands)
Beginning balance	$27,117
Liabilities assumed in acquisitions(1)	1,457
Cash payments(2)	(4,940)

Ending balance	$23,634

(1)	The Company assumed additional liabilities of approximately $1.5 million in connection with its acquisition of Zeevo, Inc. in March 2005, primarily for the consolidation of excess facilities relating to non-cancelable lease costs and write-offs of leasehold improvements.

(2)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income Per Share
      The following table presents the computation of net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Numerator: Net income	$15,061	$63,839	$84,243	$103,703

Denominator: Weighted average shares outstanding	335,329	316,967	333,655	313,053
Less: Unvested common shares outstanding	(427)	(276)	(469)	(198)

Denominator for net income per share (basic)	334,902	316,691	333,186	312,855
Effect of dilutive securities:
Unvested common shares outstanding	413	260	453	178
Stock options, restricted stock units and certain other equity compensation instruments	27,882	35,408	27,006	34,445

Denominator for net income per share (diluted)	363,197	352,359	360,645	347,478

Net income per share (basic)	$.04	$.20	$.25	$.33

Net income per share (diluted)	$.04	$.18	$.23	$.30

      At June 30, 2005 common share equivalents were calculated based on (i) stock options to purchase 107,871,988 shares of Class A or Class B common stock outstanding with a weighted average exercise price of $27.47 per share and (ii) 4,044,464 restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

3.	Business Combinations
      In February 2005 the Company completed the acquisition of Alliant Networks, Inc., a developer of advanced embedded software for WLAN applications. In March 2005 the Company completed the acquisition of Zeevo, Inc., a provider of semiconductor solutions for Bluetooth® wireless headset products. In connection with these acquisitions, the Company paid approximately $26.5 million in cash. The Company recorded a one-time charge of approximately $6.7 million for purchased in-process research and development (“IPR&D”) expense related to the Zeevo acquisition. The amount allocated to IPR&D in the six months ended June 30, 2005 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed approximately $7.2 million in net liabilities and recorded approximately $21.6 million in goodwill and $5.4 million in purchased intangible assets in connection with these acquisitions.
      The unaudited condensed consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates. No supplemental pro forma information is presented due to the immaterial effect of these acquisitions on the results of operations. The primary reasons to enter into these acquisitions were to expand the Company’s market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement its existing product offerings, augment its engineering workforce, and/or enhance its technological capabilities.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes
      The Company recorded an $8.8 million tax benefit in the three months ended June 30, 2005, which partially offset the $11.2 million tax provision recorded in the three months ended March 31, 2005 and resulted in a tax provision of $2.4 million in the six months ended June 30, 2005. This compares to tax provisions of $22.6 million and $35.5 million recorded in the three and six months ended June 30, 2004, respectively.
      The Company recorded deductible settlement costs of $110 million in the three months ended June 30, 2005, which eliminated the Company’s projected 2005 domestic tax expense. A resulting tax benefit of $8.3 million was included in the Company’s income tax provision (benefit) in the three months ended June 30, 2005 to reverse the domestic tax provision recorded in the three months ended March 31, 2005. The Company’s tax provision of $2.4 million in the six months ended June 30, 2005 primarily represents non-U.S. taxes on certain foreign operations. The Company has not provided a deferred tax benefit for domestic tax losses due to uncertainty as to their future realization.
      The Company’s Singapore operations have been granted Pioneer status effective through March 31, 2009, and such status may be extended for an additional five years. The Company has operated under Pioneer status in Singapore since April 1, 1999. This tax holiday reduces the Company’s Singapore taxes on certain non-investment income and is conditioned upon the Company’s meeting certain employment and investment criteria. Additionally, during the three months ended June 30, 2005, the Company’s Singapore operations were granted Development and Expansion Incentive (“DEI”) status and received enhanced Approved Royalty Incentive (“ARI”) status, both of which were retroactively effective from April 1, 2003 forward. The DEI and ARI grants reduce the amount of Singapore taxes the Company is required to pay on certain foreign income. DEI status is effective through March 31, 2006 with an opportunity for a three year extension, and enhanced ARI status was effective through December 31, 2004. As a result of the retroactive application of the aforementioned DEI and enhanced ARI awards granted in the three months ended June 30, 2005, the Company included a tax reduction of approximately $4.6 million in its income tax provision (benefit) calculation in the three months ended June 30, 2005.
      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized in accordance with SFAS 109. As a result of the Company’s cumulative losses and the full utilization of its loss carrybacks, the Company provided a full valuation allowance against its net deferred tax assets at June 30, 2005 and 2004 and at December 31, 2004.

5.	Shareholders’ Equity

Share Repurchase Program
      In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. Through June 30, 2005 the Company repurchased 576,431 shares at a weighted average price of $31.64 per share. At June 30, 2005 approximately $231.8 million remained available to repurchase shares under the existing authorized program.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Net income	$84,243	$103,703
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net income	1	—
Translation adjustments	(34)	(123)

Total comprehensive income	$84,210	$103,580

      The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2005	2004

	(In thousands)
Accumulated unrealized loss on investments	$—	$(1)
Accumulated translation adjustments	1,066	1,100

Total accumulated other comprehensive income	$1,066	$1,099

6.	Employee Benefit Plans
      In February 2005, as part of the Company’s regular annual equity compensation review for employees, the Company granted 3,164,288 restricted stock units and stock options to purchase 10,937,121 shares of Class A common stock. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest on a quarterly basis over sixteen quarters from the date of grant. The fair value of the restricted stock units and the exercise price of the options awarded were both $32.21 per share, the fair market value per share on the grant date. The Company recorded approximately $101.9 million of deferred compensation in the three months ended March 31, 2005 relating to the issuance of the restricted stock units, which deferred compensation will be amortized ratably over their respective vesting periods.

7.	Litigation and Settlement Costs
      Intellectual Property Proceedings. In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) has engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based on the allegations made in the Company’s complaint. A hearing date has been scheduled in January 2006, and the ITC has set a target date of August 2006 for completion of the investigation. Discovery is ongoing.
      In May 2005 the Company filed two complaints against Qualcomm in the United States District Court for the Central District of California. One complaint asserts that Qualcomm has infringed, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
communications. The five patents asserted in this complaint are the same patents asserted by the Company in the ITC complaint. The other complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaints seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the District Court complaints and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. Qualcomm also filed a motion in the District Court seeking to consolidate and stay both actions pending the outcome of the ITC investigation. The District Court has not ruled on that motion. Discovery has not yet commenced in these actions.
      In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortuous interference with prospective economic advantage. Qualcomm has not yet answered the complaint, and discovery has not yet commenced in the action.
      In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception, and processing of communication signals, including radio signals and/or signals for wireless telephony. The complaint seeks a preliminary and permanent injunction against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company has not yet answered the complaint, and discovery has not yet commenced in the action.
      Securities Litigation. From March through May 2001 the Company and three of its current and former executive officers were served with a number of shareholder class action complaints alleging violations of the Securities Exchange Act of 1934, as amended. The essence of the allegations was that the defendants intentionally failed to disclose and properly account for the financial impact of performance-based warrants assumed in connection with five acquisitions consummated in 2000 and 2001, which plaintiffs allege had the effect of materially overstating the Company’s reported and future financial performance. In June 2001 the lawsuits were consolidated before the United States District Court for the Central District of California into a single action entitled In re Broadcom Corp. Securities Litigation (the “Class Action”). In October 2003 the court issued an order certifying a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions.
      By a Stipulation of Settlement (the “Stipulation”) dated as of June 24, 2005, the parties agreed to settle the Class Action. Under the Stipulation, the Class Action will be dismissed with prejudice in exchange for an aggregate payment of $150 million in cash (the “Settlement Fund”), which will be distributed to class members after the payment of costs of administering the settlement and any fees and costs the Court may award to plaintiffs’ counsel. The Company expects that its insurance carriers will pay approximately $40 million of the Settlement Fund. Of the remaining balance, $108 million was paid by the Company into an escrow account in July 2005. Any additional amount necessary to bring the Settlement Fund to $150 million will be paid into the escrow account by the Company no later than two business days before the Court hearing on final approval of the Stipulation. In June 2005 the Court granted preliminary approval of the Stipulation and the settlement set forth therein, set a hearing date of September 12, 2005 on a motion for final approval, and directed that a notice of the settlement be delivered to members of the class and published in national media. However, the settlement remains

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to the satisfaction of various conditions, including without limitation (1) a commitment by the Company’s insurance carriers to fund their portion of the Settlement Fund, and (2) final approval by the Court following the notice period and consideration of any objections to the settlement. The Plaintiffs have agreed to dismiss the Class Action with prejudice effective upon final Court approval. The Plaintiffs and Defendants have also agreed to releases covering all asserted and unasserted, known and unknown, claims relating to the Class Action and the prosecution of the Class Action, contingent upon final approval of the settlement. As part of the settlement, the Company and the other Defendants continue to deny any liability or wrongdoing with respect to the claims raised in the Class Action. If for any reason the settlement does not become final, or if the Stipulation is cancelled or terminated, contributions to the Settlement Fund will be returned to the parties who made them (less any notice or administrative costs incurred pursuant to the Stipulation), the parties will be restored to their respective positions in the litigation as of June 20, 2005, and the Company will continue to contest the claims on the merits.
      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by 47 persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its current and former executive officers. The Company removed the lawsuit to the United States District Court for the Central District of California, where it was consolidated with the Class Action. The plaintiffs subsequently filed an amended complaint in that court that tracks the allegations of the Class Action complaint. The parties have completed discovery in this case. Through orders issued in October and December 2004, the court dismissed the claims of 31 plaintiffs on the ground that they had sustained no damages. By stipulation and order entered by the court in January 2005, the parties agreed that the claims of one of the dismissed plaintiff could be reinstated (subject to that plaintiff’s agreement that its damages, calculated in accordance with the court’s prior orders, did not exceed $745) but that five additional plaintiffs should be dismissed because they did not incur any damages. Accordingly, the claims of 35 of the original 47 Arenson plaintiffs have been dismissed and the claims of 12 plaintiffs remain. According to the opinion provided by the plaintiffs’ expert, the remaining plaintiffs appear to have claims for no more than $1.6 million in potential damages, which defendants contest and believe to be overstated. The plaintiffs in the Arenson matter are not parties to the proposed settlement of the Class Action, although the Stipulation provides that the Arenson plaintiffs may elect individually to become members of the class and participate in that settlement in lieu of pursuing their claims in the Arenson action. The Court has stayed further proceedings in the Arenson matter pending the hearing on final approval of the settlement in the Class Action. The Company believes the allegations in this lawsuit are without merit and is defending the action vigorously.
      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the Class Action and the Arenson suit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).
      General. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2005 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. The results of litigation are inherently uncertain, and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of such pending litigation; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require one-time license fees and/or royalty payments in the future and/or to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. For information regarding the Company’s litigation settlements prior to 2005, see the discussion of recent litigation settlements in Notes 11 and 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.	Subsequent Events
      In July 2005 the Company announced that it had signed a definitive agreement to acquire Siliquent Technologies, Inc., a developer of 10 Gigabit Ethernet network interface controllers with advanced Ethernet processing technology for server networking, network storage and clustering applications. In connection with acquisition, the Company expects to pay approximately $76 million in cash in exchange for all outstanding shares of capital stock and vested options of Siliquent. A portion of the consideration payable to the shareholders will be placed into escrow pursuant to the terms of the acquisition agreement. The Company will also assume all unvested common stock and employee stock options of Siliquent, which will entitle the holders to receive up to approximately 200,000 shares of the Company’s Class A common stock upon exercise and vesting. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition in its third fiscal quarter. The amount of that charge, if any, has not yet been determined.

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
      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; our dependence on a few key customers for a substantial portion of our revenue; the percentage of future sales attributable to new product lines; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our prospective needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates and the impact of such rebates on gross margin. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of this Item 2. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
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
      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented approximately 98.5% and 99.2% of our total net revenue in the three months ended June 30, 2005 and 2004, respectively, and 98.5% and 99.3% of our total net revenue in the six months ended June 30, 2005 and 2004, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses and maintenance agreements and cancellation fees.
      The majority of our sales occur through the efforts of our direct sales force. However, sales made through distributors represented approximately 15.2% and 9.4% of our total net revenue in the three months ended June 30, 2005 and 2004, respectively, and 14.7% and 9.1% of our total net revenue in the six months ended June 30, 2005 and 2004, respectively.
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
      For these and other reasons, our net revenue and results of operations in the three months ended June 30, 2005 and prior periods may not necessarily be indicative of future net revenue and results of operations.
      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations will continue.
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 46.5% and 51.6% of our net revenue in the three months ended June 30, 2005 and 2004, respectively, and 47.0% and 52.0% of our net revenue in the six months ended June 30, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, represented approximately 24.6% and 22.2% of our net revenue in the three months ended June 30, 2005 and 2004, respectively and 24.2% and 23.2% of our net revenue in the six months ended June 30, 2005 and 2004, respectively. Net revenue derived from shipments to international destinations, primarily to Asia, represented approximately 83.1% and 77.0% of our net revenue in the three months ended June 30,

2005 and 2004, respectively, and 81.7% and 78.1% of our net revenue in the six months ended June 30, 2005 and 2004, respectively.
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
      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Notes 3 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to acquisitions made during the six months ended June 30, 2005.
      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2005, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.
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
      Because we meet each of the criteria set forth in SFAS 131 and our four business groups as of June 30, 2005 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
      We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return; product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses and the full utilization of our loss carrybacks, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However the actual liability for any such tax contingencies may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004
      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	46.8	49.4	47.5	49.4
Cost of revenue — stock-based compensation	0.1	0.1	0.1	0.1

Gross profit	53.1	50.5	52.4	50.5
Operating expense:
Research and development(1)	23.7	19.5	24.5	20.1
Research and development — stock-based compensation	1.6	3.0	1.4	3.5
Selling, general and administrative(1)	9.5	8.6	9.7	8.9
Selling, general and administrative — stock-based compensation	0.7	0.4	0.7	0.5
Amortization of purchased intangible assets	0.2	0.1	0.2	0.0
Settlement costs	18.2	2.1	9.5	2.7
In-process research and development	—	3.8	0.6	2.2
Impairment of intangible assets	—	—	—	1.5

Income (loss) from operations	(0.8)	13.0	5.8	11.1
Interest income, net	1.7	0.4	1.6	0.4
Other income (expense), net	0.1	0.1	0.1	(0.0)

Income before income taxes	1.0	13.5	7.5	11.5
Provision (benefit) for income taxes	(1.5)	3.5	0.2	3.0

Net income	2.5%	10.0%	7.3%	8.5%

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions.

Net Revenue, Cost of Revenue and Gross Profit
      The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Net revenue	$604,861	100.0%	$641,299	100.0%	$(36,438)	(5.7)%
Cost of revenue(1)	283,061	46.8	316,879	49.4	(33,818)	(10.7)
Cost of revenue — stock-based compensation	394	0.1	600	0.1	(206)	(34.3)

Gross profit	$321,406	53.1%	$323,820	50.5%	$(2,414)	(0.7)

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)
Net revenue	$1,155,206	100.0%	$1,214,705	100.0%	$(59,499)	(4.9)%
Cost of revenue(1)	548,809	47.5	599,689	49.4	(50,880)	(8.5)
Cost of revenue — stock-based compensation	762	0.1	1,271	0.1	(509)	(40.0)

Gross profit	$605,635	52.4%	$613,745	50.5%	$(8,110)	(1.3)

(1)	Excludes stock-based compensation expense, which is presented separately. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions.
      Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following tables present net revenue from each of our major target markets and their contributions to net revenue in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Enterprise networking	$253,153	41.9%	$300,441	46.9%	$(47,288)	(15.7)%
Broadband communications	225,735	37.3	221,450	34.5	4,285	1.9
Mobile and wireless	125,973	20.8	119,408	18.6	6,565	5.5

Net revenue	$604,861	100.0%	$641,299	100.0%	$(36,438)	(5.7)

      The decrease in net revenue in the three months ended June 30, 2005 from our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. This was offset in part by an increase in net revenue for our controllers and transceiver products. The increase in net revenue in the three months ended June 30, 2005 from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems, partially offset by a decrease in our digital set-top box revenue. The increase in net revenue from our mobile and wireless target market in the three months ended June 30, 2005 resulted primarily from strength in our Bluetooth product offerings partially offset by a reduction in our cellular handset business.

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Enterprise networking	$487,106	42.2%	$587,318	48.4%	$(100,212)	(17.1)%
Broadband communications	432,943	37.5	386,219	31.8	46,724	12.1
Mobile and wireless	235,157	20.3	241,168	19.8	(6,011)	(2.5)

Net revenue	$1,155,206	100.0%	$1,214,705	100.0%	$(59,499)	(4.9)

      The decrease in net revenue in the six months ended June 30, 2005 from our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. This was offset in part by an increase in net revenue for our controllers and transceiver products. The increase in net revenue in the six months ended June 30, 2005 in our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems. The decrease in net revenue from our mobile and wireless target market in the six months ended June 30, 2005 resulted primarily from a reduction in our cellular handset and wireless LAN businesses offset partially by strength in our Bluetooth product offerings.
      The following table presents net revenue from each of our major target markets and their contributions to net revenue in the three months ended June 30, 2005 as compared to the three months ended March 31, 2005:

	Three Months Ended		Three Months Ended
	June 30, 2005		March 31, 2005

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Enterprise networking	$253,153	41.9%	$233,953	42.5%	$19,200	8.2%
Broadband communications	225,735	37.3	207,208	37.7	18,527	8.9
Mobile and wireless	125,973	20.8	109,184	19.8	16,789	15.4

Net revenue	$604,861	100.0%	$550,345	100.0%	$54,516	9.9

      The increase in net revenue in the three months ended June 30, 2005 from our enterprise networking target market resulted primarily from an increase in net revenue for our transceivers and switches. The increase in net revenue in the three months ended June 30, 2005 from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems and digital set-top boxes. The increase in net revenue from our mobile and wireless target market in the three months ended June 30, 2005 resulted primarily from strength in our Bluetooth product offerings.
      Our enterprise networking products include Ethernet controllers, transceivers, switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modems, digital cable and direct broadcast satellite set-top boxes, personal video recording applications, DSL applications, IP set-top boxes, HD-DVDs and digital TVs. Our mobile and wireless products include wireless LAN, cellular, Bluetooth, mobile multimedia and VoIP solutions.
      We currently anticipate that total net revenue in the three months ending September 30, 2005 will increase by approximately nine to ten percent over net revenue recognized in the three months ended June 30, 2005.
      We recorded rebates to certain customers in the amounts of $53.1 million and $73.2 million in the three months ended June 30, 2005 and 2004, respectively, and $105.2 million and $132.8 million in the six months ended June 30, 2005 and 2004, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.
      Cost of Revenue and Gross Profit. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs and provisions for excess or obsolete inventories. Gross profit represents net revenue less the cost of revenue.

      The decrease in absolute dollars of gross profit in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 resulted primarily from the 5.7% and 4.9% decreases in net revenue, respectively. Gross margin increased from 50.5% in the three months ended June 30, 2004 to 53.1% in the three months ended June 30, 2005. Gross margin increased from 50.5% in the six months ended June 30, 2004 to 52.4% in the six months ended June 30, 2005. The primary factors that resulted in the 2.6 and 1.9 percentage point improvements in gross margin in the three and six months ended June 30, 2005, respectively were the continuing benefits from the favorable foundry pricing we were able to negotiate at the beginning of 2005, as well as some other product cost savings, particularly in the area of testing.
      At June 30, 2005 the unamortized balance of deferred compensation, which will be amortized to cost of revenue through 2009, was approximately $5.3 million. However, if there are any modifications or cancellations of the underlying unvested securities, we may be required to either accelerate the amortization of or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our cost of revenue may be increased by the amortization of such additional deferred compensation.
      The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Cost of revenue	$3,244	$3,354	$5,534	$5,446
Operating expense	1,040	831	1,952	831

	$4,284	$4,185	$7,486	$6,277

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net Purchased
	Intangibles	Amortizable in
	Assets at
	June 30, 2005	2005	2006	2007

	(In thousands)
Cost of revenue	$10,970	$5,547	$4,940	$483
Operating expense	3,990	2,081	1,736	173

	$14,960	$7,628	$6,676	$656

However, if we acquire purchased intangible assets in the future, our cost of revenue and/or other operating expenses will be increased by the amortization of those assets.
      Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins, among other factors. Our gross margin may also be impacted by additional stock-based compensation expense and amortization of purchased intangible assets related to future acquisitions and will be impacted by additional stock-based compensation expense commencing in the first quarter of 2006, when we are currently scheduled to implement expensing of stock options pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, issued by the FASB. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below.

Research and Development and Selling, General and Administrative Expenses
      The following tables present research and development and selling, general and administrative expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development(1)	$143,719	23.7%	$124,782	19.5%	$18,937	15.2%
Research and development — stock-based compensation	9,915	1.6	19,104	3.0	(9,189)	(48.1)
Selling, general and administrative(1)	57,614	9.5	55,452	8.6	2,162	3.9
Selling, general and administrative — stock-based compensation	4,239	0.7	2,789	0.4	1,450	52.0

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development(1)	$282,564	24.5%	$243,731	20.1%	$38,833	15.9%
Research and development — stock-based compensation	16,940	1.4	43,160	3.5	(26,220)	(60.8)
Selling, general and administrative(1)	112,110	9.7	107,547	8.9	4,563	4.2
Selling, general and administrative — stock-based compensation	8,140	0.7	6,490	0.5	1,650	25.4

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Research and Development and Selling, General and Administrative — Stock-Based Compensation Expense” below.
      Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs, prototyping costs and facilities expenses. Amounts associated with stock-based compensation expense for employees engaged in research and development are shown separately. Research and development expense does not include amounts associated with amortization of purchased intangible assets related to research and development activities.
      The increase in research and development expense in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 resulted primarily from increases of $16.8 million and $31.5 million, respectively, in personnel-related expenses. The increases in personnel-related expenses were primarily due to a 23.3% increase in the number of employees engaged in research and development activities since June 30, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that research and development expense will increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, any increased headcount, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending September 30, 2005 will increase as compared to the three months ended June 30, 2005.

      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 1,000 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.
      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of personnel-related expenses, legal and other professional fees, facilities expenses, communications expenses and advertising expenses. Amounts associated with stock-based compensation expense for selling, general and administrative employees are shown separately. Selling, general and administrative expense does not include amounts associated with amortization of purchased intangible assets related to selling, general and administrative activities.
      The increase in selling, general and administrative expense in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 resulted primarily from increases of $5.7 million and $14.0 million, respectively, in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 13.9% increase in the number of employees engaged in selling, general and administrative activities since June 30, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term; we believe this increase will be necessary to support any expansion of our operations through indigenous growth and acquisitions, periodic changes in our infrastructure, any increased headcount, changes in our compensation policies, acquisition and integration activities, and international operations, and as a result of current and future litigation. We anticipate that selling, general and administrative expense in the three months ending September 30, 2005 will increase as compared to the three months ended June 30, 2005.
      Research and Development and Selling, General and Administrative — Stock-Based Compensation Expense. Stock-based compensation expense principally represents the amortization of deferred compensation resulting from restricted stock units issued to employees and unvested equity compensation instruments assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally three to five years. In February 2005 we recorded approximately $101.9 million of deferred compensation related to the issuance of 3,164,288 restricted stock units in connection with our regular annual equity compensation review for employees. This deferred compensation will be amortized ratably over their respective vesting periods. There was no comparable stock-based compensation expense related to restricted stock units in the three and six months ended June 30, 2004.
      The decrease in research and development and selling, general and administrative stock-based compensation expense in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 related primarily to a reduction in the amortization of deferred compensation resulting from assumed unvested equity compensation instruments becoming fully vested and the elimination of deferred compensation as a result of the termination of employment of certain employees, partially offset by the amortization of deferred compensation resulting from the issuance of restricted stock units. At June 30, 2005 the unamortized balance of deferred compensation, which will be amortized to operating expenses through 2009, was approximately $145.0 million. However, if there are any modifications or cancellations of the underlying unvested stock options, restricted stock or restricted stock units, we may be required to either accelerate the amortization of or cancel the corresponding deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our operating expenses would be increased by the amortization of such additional deferred compensation.
      For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below.

In-Process Research and Development
      In the six months ended June 30, 2005 we recorded IPR&D of $6.7 million. In the three and six months ended June 30, 2004 we recorded IPR&D of $24.2 million and $26.5 million, respectively. The amounts allocated to IPR&D in the six months ended June 30, 2005 and 2004 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Settlement Costs and Impairment of Purchased Intangible Assets
      In the three months ended June 30, 2005 we recorded estimated settlement costs in the amount of $110.0 million primarily related to our agreement to settle the securities class action litigation pending against us and certain of our current and former officers and directors. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
      For settlement costs and impairment of purchased intangible assets in the three and six months ended June 30, 2004, see the discussions included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our Quarterly Report on Form 10-Q for the period ended June 30, 2004. There were no comparable impairments of purchased intangible assets in the three and six months ended June 30, 2005.

Interest and Other Income (Expense), Net
      The following tables present interest and other income (expense), net for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Three Months
	June 30, 2005		Ended June 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Interest income, net	$10,678	1.7%	$2,714	0.4%	$7,964	293.4%
Other income (expense), net	679	0.1	592	0.1	87	14.7

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Interest income, net	$18,636	1.6%	$4,617	0.4%	$14,019	303.6%
Other income (expense), net	777	0.1	(400)	(0.0)	1,177	(294.3)
      The increase in interest income, net was the result of an overall increase in our cash and marketable securities balances and an increase in interest rates. Our cash and marketable securities balances increased from $932.7 million at June 30, 2004 to $1.547 billion at June 30, 2005. The weighted average annualized interest rates earned for the three months ended June 30, 2005 and 2004 were 3.16% and 1.76%, respectively. The weighted average annualized interest rates earned for the six months ended June 30, 2005 and 2004 were 2.93% and 1.40%, respectively.

Provision for Income Taxes
      We recorded an $8.8 million tax benefit in the three months ended June 30, 2005, which partially offset the $11.2 million tax provision recorded in the three months ended March 31, 2005 and resulted in a net tax provision of $2.4 million in the six months ended June 30, 2005. This compares to tax provisions of $22.6 million and $35.5 million recorded in the three and six months ended June 30, 2004, respectively.

      We recorded deductible settlement costs of $110 million in the three months ended June 30, 2005, which eliminated our projected 2005 domestic tax expense. A resulting tax benefit of $8.3 million was included in our income tax provision (benefit) in the three months ended June 30, 2005 to reverse the domestic tax provision we recorded in the three months ended March 31, 2005. Our tax provision of $2.4 million in the six months ended June 30, 2005 primarily represents non-U.S. taxes on certain foreign operations. We have not provided a deferred tax benefit for domestic tax losses due to uncertainty as to their future realization.
      Our Singapore operations have been granted Pioneer status effective through March 31, 2009, and such status may be extended for an additional five years. We have operated under Pioneer status in Singapore since April 1, 1999. This tax holiday reduces our Singapore taxes on certain non-investment income and is conditioned upon our meeting certain employment and investment criteria. Additionally, during the three months ended June 30, 2005, our Singapore operations were granted Development and Expansion Incentive, or DEI, status and received enhanced Approved Royalty Incentive, or ARI, status, both of which were retroactively effective from April 1, 2003 forward. The DEI and ARI grants reduce the amount of Singapore taxes we are required to pay on certain foreign income. DEI status is effective through March 31, 2006 with an opportunity for a three year extension, and enhanced ARI status was effective through December 31, 2004. As a result of the retroactive application of the aforementioned DEI and enhanced ARI awards granted in the three months ended June 30, 2005, we included a tax reduction of approximately $4.6 million in our income tax provision (benefit) calculation in the three months ended June 30, 2005.
      We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized in accordance with SFAS 109. As a result of our cumulative losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our net deferred tax assets at June 30, 2005 and 2004 and at December 31, 2004.
Recent Accounting Pronouncements
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows, or SFAS 95. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for Broadcom beginning in the first quarter of 2006. SFAS 123R allows for two transition alternatives, the modified prospective method and the retrospective method of recognition of compensation expense related to share-based payments. We are currently evaluating these transition alternatives.
      The adoption of the SFAS 123R fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of our adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of our Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the six months ended June 30, 2004 related to such excess tax deductions was $32.6 million. There were no comparable amounts recorded in the six months ended June 30, 2005.
Liquidity and Capital Resources
      Working Capital and Cash and Marketable Securities on Hand. The following table presents working capital and cash and marketable securities on hand:

	June 30,	December 31,
	2005	2004	Increase

	(In thousands)
Working capital	$1,210,692	$1,087,342	$123,350

Cash and cash equivalents(1)	$1,013,568	$858,592	$154,976
Short-term marketable securities(1)	390,590	324,041	66,549
Long-term marketable securities	142,845	92,918	49,927

	$1,547,003	$1,275,551	$271,452

(1)	Included in working capital.
      Our working capital increased in the six months ended June 30, 2005 primarily related to cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the purchase of long-term marketable securities, acquisitions, property and equipment and repurchases of our Class A common stock.
      Cash Provided and Used in the Six Months Ended June 30, 2005 and 2004. Cash and cash equivalents increased to $1.014 billion at June 30, 2005 from $858.6 million at December 31, 2004 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.
      In the six months ended June 30, 2005 our operating activities provided $230.2 million in cash. This was primarily the result of $84.2 in net income, $67.8 million in net non-cash operating expenses and $78.2 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the six months ended June 30, 2004 our operating activities provided $189.5 million in cash. This was primarily the result of $103.7 million in net income and $175.3 million in net non-cash operating expenses, offset by $89.4 million of net cash used in changes in net operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2004 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and tax benefit from stock plans.
      Accounts receivable increased $38.7 million to $243.8 million in the six months ended June 30, 2005. The increase in accounts receivable was primarily the result of the $65.5 million increase in net revenue in the second quarter of 2005 to $604.9 million, as compared with $539.4 million in the fourth quarter of 2004. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.
      Inventories increased $5.8 million to $134.1 million in the six months ended June 30, 2005 primarily due to an expansion of our inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will be determined based on the level of purchase orders received as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

      Investing activities used $154.0 million in cash in the six months ended June 30, 2005. Such activities included $116.5 million used in the net purchase of marketable securities, $24.0 million of net cash paid in purchase transactions, and the purchase of $13.4 million of capital equipment to support operations. Investing activities used $224.5 million in cash in the six months ended June 30, 2004. Such activities included $130.0 million used in the net purchase of marketable securities, $69.9 million net cash paid in purchase transactions, the purchase of $19.4 million of capital equipment to support operations, and the purchase of strategic investments in the amount of $5.2 million.
      Our financing activities provided $78.8 million in cash in the six months ended June 30, 2005. We generated $99.4 million in net proceeds from issuances of common stock upon the exercise of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $18.2 million in repurchases of our Class A common stock and a $2.5 million payment on debt assumed in connection with an acquisition. Financing activities provided $195.4 million in cash in the six months ended June 30, 2004, of which $193.7 million was derived from net proceeds received from issuances of common stock upon the exercise of stock options and common stock purchases through our employee stock purchase plan.
      In the six months ended June 30, 2005, fewer employees exercised stock options and we received less proceeds from the exercise of stock options than in the six months ended June 30, 2004. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, we have started to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units will not result in any cash proceeds to Broadcom and will require the use of cash, as we have determined to allow employees to elect to have a portion of their shares issuable during 2005 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.
      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2005:

	Payment Obligations by Year

	Remaining
	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Operating leases	$44,008	$84,684	$65,672	$46,011	$38,518	$160,280	$439,173
Inventory and related purchase obligations	168,971	—	—	—	—	—	168,971
Other purchase obligations	32,560	1,663	571	298	—	—	35,092
Restructuring liabilities	6,436	6,140	4,790	2,507	2,507	1,254	23,634
Accrued settlement payments	110,552	2,000	2,000	2,000	—	—	116,552

Total	$362,527	$94,487	$73,033	$50,816	$41,025	$161,534	$783,422

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017.
      Inventory and related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. We depend upon third party subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from subcontractors well in advance. We expect to receive and pay for these materials and services within the next six months. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation.

      Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure and other purchase commitments made in the ordinary course of business.
      Our restructuring liabilities represent estimated future lease and operating costs from restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our unaudited condensed consolidated balance sheet.
      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in 2004 and 2005. These amounts are included in our unaudited condensed consolidated balance sheet. In July 2005 we paid $108 million into an escrow account related to the settlement of our securities class action litigation. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
      For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements.
      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.
      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	changes in our compensation policies;

•	issuance of restricted stock units and the related payments in cash for withholding taxes due from employees during 2005 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry, assembly and test capacity and packaging materials;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	expenses related to our restructuring plans;

•	the exercise of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and related uncertainties.
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
      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation expense that is currently expected to go into effect for Broadcom in the first quarter of 2006;

•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and broadband communications markets;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	our ability to develop new sources of revenue to replace lost revenue from our declining Intel processor-based server chipset business;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
      We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, and the sustainability of, such newer markets.
      Additionally, rapid changes in our markets and across our product areas make it difficult for us to estimate the impact of seasonal factors on our business. We believe that we may begin to experience some seasonality in demand for our solutions that are designed for use in consumer products, such as desktop and notebook computers, cellphones and other mobile communication devices, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, which may result in fluctuations in our quarterly operating results.
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
      In the last three years, worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the lingering effects of the war in Iraq, and recent international conflicts and terrorist and military activity. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced a slowdown in orders and a reduction in net revenue in the fourth quarter of 2004 that we believe was attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide or in the broadband communications markets. If the economy or the broadband communications markets in which we operate do not recover, our business, financial condition and results of operations will likely be materially and adversely affected.
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
      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 3,738 employees, including contractors, as of June 30, 2005. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
      Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if we are able to obtain one at all.
      Our products may contain technology provided to us by other parties including customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.
We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 1,000 U.S. patents and have filed more than 3,200 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
      Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.
      We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.
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
      We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past been and currently are engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. Such litigation (and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.
If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.
      Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. If we were to experience any similar delays in the successful completion of a new product or similar reductions in our manufacturing yields for a new product in the future, our customer relationships, reputation and business could be seriously harmed.
      Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely and effectively identify and capitalize upon opportunities in new markets;

•	timely complete and introduce new product designs;

•	scale our operations in response to changes in demand for our products and services or the demand for new products requested by our customers;

•	license any desired third party technology or intellectual property rights;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers’ products.
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
      If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or to retain our existing customers, as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and broadband communications markets to remain competitive.
      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and broadband communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.
      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. We have also recently entered into consigned or customer managed inventory arrangements with certain of our customers, although we have not shipped a significant amount of product under those arrangements as of June 30, 2005. Pursuant to these arrangements we deliver products to a warehouse of the customer or a designated third party based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take product under such an arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.
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
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 46.5% and 51.6% of our net revenue in the three months ended June 30, 2005 and 2004, respectively, and 47.0% and 52.0% of our net revenue in the six months ended June 30, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.
Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.
      A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2005, we acquired 30 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.
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
Our efforts to develop new revenue sources and replace lost revenue sources for our ServerWorks® business may not be successful.
      In the past few years, a significant portion of our total net revenue was derived from our chipset business for servers based on Intel processors. However, in 2003 that business experienced design losses that were attributable, in part, to our ongoing inability to obtain required design information from a third party that is also a competitor. During the second half of 2004 we experienced the first real impact of the long-anticipated decline in our Intel processor-based server chipset business, and we anticipate a continued decline in that business going forward. We are now pursuing strategies to diversify our revenue stream beyond Intel-based platforms and to develop alternative sources of revenue for the business. Our new areas of focus are alternative server I/ O chipset platforms and the storage market. During 2004 we began to develop server platform products that support the AMD Opterontm processor; however, these products are not expected to generate revenue until the second half of 2005. We cannot assure you that these strategies will be successful, and it is likely that we will not be able to make up the loss of revenue from our Intel processor-based server chipset business in the near term. If our strategies to reposition our server chipset business are not successful, or if revenues from our other businesses do not increase, our revenue, revenue growth rate and results of operations will be adversely affected.
As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.
      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 24.6% of our net revenue in the three months ended June 30, 2005 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented approximately 83.1% of our net revenue in the three months ended June 30, 2005. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design, development activities in Belgium, Canada, China, France, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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
      We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under a tax holiday that reduces our taxes in that country on certain non-investment income. Additionally, our Singapore operations have been granted Development and

Expansion Incentive Status and Approved Royalty Incentive Status, which reduce the Singapore taxes we are required to pay on certain foreign income. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. However, we cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from such tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.
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
      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past we and other companies that have experienced volatility in the market price of their securities have been and in the future we may be the subject of securities class action litigation.
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
      Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Broadcom have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
      As of June 30, 2005 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 16.8% of our outstanding common stock and held 64.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2005 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 15.7% of our outstanding common stock and held 63.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.
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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2005 the carrying value of our cash and cash equivalents approximated fair value.
      Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of June 30, 2005 the carrying value and fair value of these securities were approximately $533.4 million and $531.9 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.
      The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of June 30, 2005 and December 31, 2004, respectively, were as follows:

	Carrying
	Value	Maturity				Fair Value
	June 30,					June 30,
	2005	2005	2006	2007	2008	2005

	(In thousands, except interest rates)
Investments
Cash equivalents	$390,936	$390,936	$—	$—	$—	$390,888
Weighted average interest rate	3.19%	3.19%	—	—	—
Marketable securities	$533,435	$265,010	$178,324	$75,120	$14,981	$531,890
Weighted average interest rate	3.20%	3.00%	3.20%	3.68%	4.25%

	Carrying
	Value	Maturity			Fair Value
	December 31,				December 31,
	2004	2005	2006	2007	2004

	(In thousands, except interest rates)
Investments
Cash equivalents	$356,845	$356,845	$—	$—	$356,831
Weighted average interest rate	2.33%	2.33%	—	—
Marketable securities	$416,959	$324,041	$69,717	$23,201	$415,757
Weighted average interest rate	2.40%	2.30%	2.64%	3.12%
      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of June 30, 2005, the carrying and fair value of our strategic investments was approximately $5.3 million.

Item 4.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
      In the three months ended June 30, 2005, we issued an aggregate of 1,833,793 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration proved by Section 3(a)(9) of the Securities Act.
      In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. The following table details the repurchases that have been made under the program:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan

April 1, 2005 - April 29, 2005	187,873	$30.08	187,873
May 2, 2005 - May 31, 2005	320,238	$31.77	320,238
June 1, 2005 - June 30, 2005	68,320	$35.36	68,320

Total	576,431	$31.64	576,431	$231,760,162

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      (a) Our 2005 Annual Meeting of Shareholders (the “2005 Annual Meeting”) was held April 28, 2005.
      (b) At the 2005 Annual Meeting, the Shareholders elected each of the following nominees as directors, to serve on our Board of Directors until the next annual meeting of shareholders and/or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

George L. Farinsky	177,878,080	54,629,421	546,294,210	724,172,290
John Major	177,558,197	54,629,421	546,294,210	723,852,407
Scott A. McGregor	230,567,374	54,629,421	546,294,210	776,861,584
Alan E. Ross	225,137,409	54,629,421	546,294,210	771,431,619
Henry Samueli, Ph.D	230,265,347	54,629,421	546,294,210	776,559,557
Robert E. Switz	177,957,347	54,629,421	546,294,210	724,251,557
Werner F. Wolfen	177,837,711	54,629,421	546,294,210	724,131,921
      (c) At the 2005 Annual Meeting, the Shareholders also voted on the following three proposals and cast their votes as follows:

(1) To approve an amendment and restatement of our 1998 Stock Incentive Plan, as previously amended and restated, which would (i) increase the number of shares of Class A common stock reserved for issuance under the plan by 10,000,000 shares; (ii) restructure the director automatic grant program for non-employee Board members to substitute restricted stock units for a portion of the stock option grants that would otherwise be made to new and continuing non-employee Board members under the existing terms of that program; (iii) modify the performance criteria that may serve as a vesting requirement for one or more awards made under the plan; (iv) change the limitation on the amount by which the share reserve may be automatically increased each year to not more than 25,000,000 shares of Class A common stock; (v) eliminate the salary investment option grant and director fee option grant programs currently authorized under the plan; and (vi) effect various technical revisions to facilitate plan administration.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	29,704,057	54,617,518	546,175,180	575,879,237
Against	156,095,623	1,872	18,720	156,114,343
Abstain	1,698,743	1,275	12,750	1,711,493
Broker Non-Votes	56,665,779	10,031	100,310	56,766,089
      (2) To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	241,157,617	54,627,549	546,275,490	787,433,107
Against	887,410	1,872	18,720	906,130
Abstain	2,119,175	1,275	12,750	2,131,925
Broker Non-Votes	N/A	N/A	N/A	N/A

      (3) A shareholder proposal on executive compensation.

	Class A
	Shares/Votes	Class B Shares	Class B Votes	Total Votes

For	42,320,639	12,869	128,690	42,449,329
Against	127,869,491	54,315,569	543,155,690	671,025,181
Abstain	17,323,295	292,227	2,922,270	20,245,565
Broker Non-Votes	56,650,777	10,031	100,310	56,751,087

Item 5.	Other Information
      None.

Item 6.	Exhibits
      (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

10	.1*	2005 Performance Bonus Plan.
10	.2†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.
10	.3†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to the redacted portions of this agreement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ William J. Ruehle

William J. Ruehle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Bruce E. Kiddoo

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)
July 29, 2005

EXHIBIT INDEX

Exhibit
No.		Description

10	.1*	2005 Performance Bonus Plan.
10	.2†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.
10	.3†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to the redacted portions of this agreement.