Form 10-Q
period 2005-09-30
BROADCOM CORP
filed 2005-10-31
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of September 30, 2005 the registrant had 291,396,086 shares of Class A common stock, $0.0001 par value, and 52,885,479 shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended September 30, 2005
Broadcom®, the pulse logo, ServerWorks® and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Bluetooth® is a trademark of the Bluetooth SIG. Any other trademarks or tradenames mentioned are the property of their respective owners.
©2005 Broadcom Corporation. All rights reserved.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,135,121	$858,592
Short-term marketable securities	424,320	324,041
Accounts receivable, net	275,397	205,135
Inventory	163,322	128,294
Prepaid expenses and other current assets	109,715	68,380

Total current assets	2,107,875	1,584,442
Property and equipment, net	92,603	107,160
Long-term marketable securities	145,897	92,918
Goodwill	1,131,941	1,062,188
Purchased intangible assets, net	11,146	17,074
Other assets	21,065	22,057

Total assets	$3,510,527	$2,885,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278,216	$171,248
Wages and related benefits	74,850	42,697
Deferred revenue	1,742	3,648
Accrued liabilities	296,108	279,507

Total current liabilities	650,916	497,100
Long-term liabilities	13,046	22,753
Commitments and contingencies
Shareholders’ equity:
Common stock	34	33
Additional paid-in capital	9,124,704	8,741,045
Notes receivable from employees	(5,861)	(7,955)
Deferred compensation	(162,966)	(40,701)
Accumulated deficit	(6,110,636)	(6,327,535)
Accumulated other comprehensive income	1,290	1,099

Total shareholders’ equity	2,846,565	2,365,986

Total liabilities and shareholders’ equity	$3,510,527	$2,885,839

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net revenue	$694,977	$646,515	$1,850,183	$1,861,220
Cost of revenue(1)	326,608	322,038	875,417	921,727
Cost of revenue — stock-based compensation	471	1	1,233	1,272

Gross profit	367,898	324,476	973,533	938,221
Operating expense:
Research and development(1)	159,096	123,935	441,660	367,666
Research and development — stock-based compensation	11,559	9,860	28,499	53,020
Selling, general and administrative(1)	64,838	53,743	176,948	161,290
Selling, general and administrative — stock-based compensation	4,554	2,634	12,694	9,124
Amortization of purchased intangible assets	1,040	1,296	2,992	2,127
In-process research and development	35,000	37,262	41,652	63,766
Restructuring costs (reversal)	(2,500)	—	(2,500)	—
Settlement costs	—	35,700	110,000	68,200
Impairment of intangible assets	—	—	—	18,000

Income from operations	94,311	60,046	161,588	195,028
Interest income, net	14,317	4,365	32,953	8,982
Other income, net	2,580	6,952	3,357	6,552

Income before income taxes	111,208	71,363	197,898	210,562
Provision (benefit) for income taxes	(21,448)	27,462	(19,001)	62,958

Net income	$132,656	$43,901	$216,899	$147,604

Net income per share (basic)	$.39	$.14	$.65	$.47

Net income per share (diluted)	$.35	$.13	$.59	$.42

Weighted average shares (basic)	341,849	322,541	336,074	316,084

Weighted average shares (diluted)	383,675	347,389	368,321	347,449

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments issued by the Company, as well as stock options and restricted stock assumed in acquisitions.
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Operating activities
Net income	$216,899	$147,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,422	60,625
Stock-based compensation expense:
Restricted stock units issued by the Company	23,434	76
Stock options and restricted stock assumed in acquisitions and certain other equity compensation instruments issued by the Company	18,992	63,340
Additional acquisition-related items:
Amortization of purchased intangible assets	11,300	11,355
In-process research and development	41,652	63,766
Impairment of intangible assets	—	18,000
Tax benefit realized from stock plans	—	57,100
Gain on strategic investments, net	(1,151)	(5,231)
Change in operating assets and liabilities:
Accounts receivable	(69,454)	(50,034)
Inventory	(33,985)	(71,548)
Prepaid expenses and other assets	(39,371)	(6,934)
Accounts payable	99,063	(12,336)
Accrued settlement liabilities	(10,574)	26,433
Other accrued liabilities	15,723	47,270

Net cash provided by operating activities	312,950	349,486
Investing activities
Purchases of property and equipment, net	(25,185)	(30,871)
Net cash paid for acquisitions	(78,149)	(74,846)
Purchases of strategic investments	(119)	(2,216)
Proceeds from sale of strategic investments	1,881	5,231
Purchases of marketable securities	(533,496)	(375,972)
Proceeds from maturities of marketable securities	380,238	86,069
Proceeds from sale of available for sale marketable securities	—	48,145

Net cash used in investing activities	(254,830)	(344,460)
Financing activities
Payment on assumed debt and other obligations	(2,482)	(2,203)
Net proceeds from issuance of common stock	314,689	215,137
Repurchases of Class A common stock	(95,892)	—
Repayment of notes receivable by employees	2,094	2,884

Net cash provided by financing activities	218,409	215,818

Increase in cash and cash equivalents	276,529	220,844
Cash and cash equivalents at beginning of period	858,592	558,669

Cash and cash equivalents at end of period	$1,135,121	$779,513

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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
      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and December 31, 2004, the consolidated results of its operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for future quarters or the year.

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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

Revenue Recognition
      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented approximately 99.3% and 98.9% of its total net revenue in the three months ended September 30, 2005 and 2004, respectively, and 98.8% and 99.2% of its total net revenue in the nine months ended September 30, 2005 and 2004, respectively. The Company derives the remaining balance of its net revenue predominantly from development agreements, software licenses, maintenance agreements and cancellation fees.
      The majority of the Company’s sales occur through the efforts of its direct sales force. However, sales made through distributors represented approximately 15.9% and 9.3% of the Company’s total net revenue in the three months ended September 30, 2005 and 2004, respectively, and 15.2% and 9.2% of its total net revenue in the nine months ended September 30, 2005 and 2004, respectively.
      In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.
      Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The costs associated with development agreements are included in cost of revenue. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from cancellation fees is recognized when cash is received from the customer.

Inventory
      Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company establishes inventory allowances for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

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

Stock-Based Compensation
      The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees, non-employee members of the Board of Directors and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123.
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
September 30, 2005 — (Continued)
      The results of applying the requirements of the disclosure-only alternative of SFAS 123 to the Company’s stock-based awards, assuming the application of the Black-Scholes option pricing model, would approximate the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income — as reported	$132,656	$43,901	$216,899	$147,604
Add: Stock-based compensation expense included in net income — as reported	16,584	12,495	42,426	63,416
Deduct: Stock-based compensation expense determined under the fair value method	(104,949)	(159,607)	(355,518)	(545,541)

Net income (loss) — pro forma	$44,291	$(103,211)	$(96,193)	$(334,521)

Net income per share (basic) — as reported	$.39	$.14	$.65	$.47

Net income per share (diluted) — as reported	$.35	$.13	$.59	$.42

Net income (loss) per share (basic) — pro forma	$.13	$(.32)	$(.29)	$(1.06)

Net income (loss) per share (diluted) — pro forma	$.12	$(.32)	$(.29)	$(1.06)

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
      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for the Company beginning in the first quarter of 2006. SFAS 123R allows for two transition alternatives, the modified-prospective method and the retrospective method of recognition of compensation expense related to share-based payments. The Company is currently evaluating these transition alternatives.
      The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of the Company’s adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as illustrated in the pro forma table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recorded in the nine months ended September 30, 2004 related to such excess tax deductions was $57.1 million. There were no comparable amounts recorded in the nine months ended September 30, 2005.

Business Enterprise Segments
      The Company operates in one reportable operating segment, broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at September 30, 2005, under the aggregation criteria set forth in SFAS 131 the Company only operates in one reportable operating segment, broadband communications.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
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
      Because the Company meets each of the criteria set forth in SFAS 131 and its four business groups as of September 30, 2005 share similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Reclassifications
      Certain amounts in the 2004 unaudited condensed consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.	Supplemental Financial Information

Inventory
      The following table presents details of the Company’s inventory:

	September 30,	December 31,
	2005	2004

	(In thousands)
Work in process	$90,355	$38,659
Finished goods	72,967	89,635

	$163,322	$128,294

Purchased Intangible Assets
      The following table presents details of the Company’s purchased intangible assets:

	September 30, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

	(In thousands)
Completed technology	$156,099	$(147,903)	$8,196	$152,230	$(140,066)	$12,164
Customer relationships	46,266	(44,420)	1,846	46,266	(41,997)	4,269
Customer backlog	3,316	(3,316)	—	2,845	(2,845)	—
Other	7,214	(6,110)	1,104	6,182	(5,541)	641

	$212,895	$(201,749)	$11,146	$207,523	$(190,449)	$17,074

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
      The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Cost of revenue	$2,774	$3,782	$8,308	$9,228
Operating expense	1,040	1,296	2,992	2,127

	$3,814	$5,078	$11,300	$11,355

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangible
	Assets at	Amortizable in
	September 30,
	2005	2005	2006	2007

	(In thousands)
Cost of revenue	$8,197	$2,774	$4,940	$483
Operating expense	2,949	1,040	1,736	173

	$11,146	$3,814	$6,676	$656

Accrued Liabilities
      The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2005	2004

	(In thousands)
Accrued taxes	$70,962	$94,382
Accrued rebates	109,357	93,222
Warranty reserve	17,040	19,185
Restructuring liabilities	9,394	10,364
Accrued settlement liabilities	2,126	10,700
Other	87,229	51,654

	$296,108	$279,507

Long-Term Liabilities
      The following table presents details of the Company’s long-term liabilities:

	September 30,	December 31,
	2005	2004

	(In thousands)
Restructuring liabilities	$9,046	$16,753
Accrued settlement liabilities	4,000	6,000

	$13,046	$22,753

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

Accrued Rebate Activity
      The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Beginning balance	$93,222	$62,282
Charged as a reduction to revenue	164,482	206,838
Payments	(148,347)	(170,780)

Ending balance	$109,357	$98,340

Warranty Reserve Activity
      The following table summarizes the activity related to the warranty reserve during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Beginning balance	$19,185	$5,996
Charged to costs and expenses	1,538	12,704
Acquired through acquisition	55	—
Payments	(3,738)	(1,429)

Ending balance	$17,040	$17,271

Restructuring Activity
      The following table summarizes the activity related to the Company’s restructuring liabilities during the nine months ended September 30, 2005:

Nine Months Ended
September 30,
2005

(In thousands)
Beginning balance	$27,117
Liabilities assumed in acquisitions(1)	1,457
Cash payments(2)	(7,634)
Reversal of restructuring liabilities(3)	(2,500)

Ending balance	$18,440

(1)	The Company assumed additional liabilities of approximately $1.5 million in connection with its acquisition of Zeevo, Inc. in March 2005, primarily for the consolidation of excess facilities relating to non-cancelable lease costs and write-offs of leasehold improvements.

(2)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(3)	The Company recorded a reversal of restructuring liabilities of approximately $2.5 million primarily reflecting a revised estimate of sublease assumptions in the three months ended September 30, 2005.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

Computation of Net Income Per Share
      The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Numerator: Net income	$132,656	$43,901	$216,899	$147,604

Denominator: Weighted average shares outstanding	342,201	323,050	336,503	316,385
Less: Unvested common shares outstanding	(352)	(509)	(429)	(301)

Denominator for net income per share (basic)	341,849	322,541	336,074	316,084
Effect of dilutive securities:
Unvested common shares outstanding	344	493	415	283
Stock options, restricted stock units and certain other equity compensation instruments	41,482	24,355	31,832	31,082

Denominator for net income per share (diluted)	383,675	347,389	368,321	347,449

Net income per share (basic)	$.39	$.14	$.65	$.47

Net income per share (diluted)	$.35	$.13	$.59	$.42

      At September 30, 2005 common share equivalents were calculated based on (i) stock options to purchase 99,174,323 shares of Class A or Class B common stock outstanding with a weighted average exercise price of $28.01 per share and (ii) 4,279,609 restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

3.	Business Combinations
      The Company completed three acquisitions in the nine months ended September 30, 2005. The unaudited condensed consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates.
      A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock	Total
				Purchase	Shares
	Date		Shares	Rights	Issued or	Cash
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Consideration

						(In thousands)
Alliant Networks, Inc.	Feb. 2005	WLAN embedded software	—	—	—	$2,313
Zeevo, Inc.	Mar. 2005	Bluetooth headset chipsets	—	—	—	24,147
Siliquent Technologies Inc.	Aug. 2005	10 Gigabit Ethernet server controllers	36,716	161,387	198,103	75,533

			36,716	161,387	198,103	$101,993

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
      The Company’s primary reasons for the above acquisitions were to enter into or expand its market share in the relevant broadband communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and/or enhance its technological capabilities.
      Approximately $14.7 million of the cash consideration for the Siliquent acquisition is expected to be paid in the three months ending December 31, 2005 to certain former Siliquent stockholders upon obtaining appropriate documentation from each such stockholder. Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the stockholder cease employment with the Company prior to the scheduled vesting of those shares.
      In October 2005 the Company acquired Athena Semiconductors, Inc. See Note 8.

Allocation of Initial Purchase Consideration
      The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS No. 141, Business Combinations. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets	Goodwill and		In-Process
	(Liabilities)	Purchased	Deferred	Research &	Total
Company Acquired	Assumed	Intangibles	Compensation	Development	Consideration

	(In thousands)
Alliant	$(474)	$2,787	$—	$—	$2,313
Zeevo	(6,720)	24,215	—	6,652	24,147
Siliquent	(7,851)	48,556	7,718	35,000	83,423

Total acquisitions	$(15,045)	$75,558	$7,718	$41,652	$109,883

      The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced and (ii) restricted common stock and employee stock options were valued in accordance with FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25. Acquisition costs of approximately $1.3 million incurred by the Company have been included as part of the net liabilities assumed in connection with the acquisitions completed in the nine months ended September 30, 2005.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

Condensed Balance Sheets
      The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective closing dates of each acquisition:

2005
Acquisitions

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,189
Accounts receivable	808
Inventory	1,043
Prepaid expenses and other current assets	1,126

Total current assets	12,166
Property and equipment, net	680
Other assets	456

Total assets	$13,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,905
Wages and related benefits	789
Accrued liabilities	15,849
Short-term debt	2,482

Total current liabilities	27,025
Total shareholders’ equity (deficit)	(13,723)

Total liabilities and shareholders’ equity (deficit)	$13,302

Goodwill and Purchased Intangible Assets
      The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective closing dates of each acquisition:

		2005
	Useful Life	Acquisitions

	(In years)	(In thousands)
Goodwill	N/A	$70,187
Purchased intangible assets (finite lives):
Completed technology	2 to 3	3,869
Other	< 1	1,502

		$75,558

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

In-Process Research and Development
      In-process research and development (“IPR&D”) totaled $41.7 million for two of the acquisitions completed in the nine months ended September 30, 2005. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.
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
      The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the Company’s acquisitions completed in the nine months ended September 30, 2005:

Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)
Zeevo	Bluetooth wireless audio chipset	85%	1.0	$5.5	22%	$6.7
Siliquent	10 GbE server controller	40%	1.0	$17.3	27%	$35.0
      Actual results to date have been consistent, in all material respects, with the Company’s assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.
      As of the respective acquisition dates of the 2005 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on the Company’s results of operations or financial condition.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)

Supplemental Pro Forma Data (Unaudited)
      The pro forma data of the Company set forth below gives effect to certain acquisitions completed in 2005 and 2004 as if they had occurred at the beginning of 2004 and includes amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired IPR&D. Included in the reported pro forma data for 2004 is a restructuring charge in the amount of approximately $3.4 million for the consolidation of excess facilities, related primarily to non-cancelable lease costs. In addition, a pre-acquisition contingency was recorded in the amount of $14.0 million in connection with the Company’s acquisition of Siliquent and a related intellectual property dispute. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the acquisitions taken place at the beginning of 2004. No supplemental pro forma information is presented for the acquisitions of Alliant, Zeevo, RAIDCore, Inc. and M-Stream, Inc. due to the immaterial effect of those acquisitions on the results of operations.

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands,
	except per share data)
Pro forma net revenue	$1,850,257	$1,871,384
Pro forma net income	229,196	175,445
Pro forma net income per share (basic)	.68	.54
Pro forma net income per share (diluted)	.62	.49

4.	Income Taxes
      During the nine months ended September 30, 2005 the Company recorded deductible settlement costs of $110 million, which eliminated the Company’s projected 2005 domestic income tax expense. The Company has not recorded a deferred tax benefit for domestic tax losses due to uncertainty as to their future realization. In addition, during the three months ended September 30, 2005 the Company realized tax benefits from the reversal of certain prior period tax accruals for foreign subsidiaries of $25.9 million due to the expiration of the statute of limitations for the assessment of such taxes, which benefits offset the Company’s non-U.S. taxes on certain foreign operations and resulted in net income tax benefits of $21.4 million and $19.0 million for the three and nine months ended September 30, 2005, respectively. This compares with tax provisions of $27.5 million and $63.0 million for the three and nine months ended September 30, 2004, respectively.
      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company records net deferred tax assets in accordance with SFAS 109 to the extent it believes these assets will more likely than not be realized. Due to the Company’s cumulative domestic losses and the full utilization of its loss carrybacks, the Company provided a full valuation allowance against its domestic net deferred tax assets at September 30, 2005 and 2004 and at December 31, 2004.

5.	Shareholders’ Equity

Share Repurchase Program
      In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
Through September 30, 2005 the Company repurchased 2,370,427 shares at a weighted average price of $40.45 per share. At September 30, 2005 approximately $154.1 million remained available to repurchase shares under the existing authorized program.

Comprehensive Income
      The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Net income	$216,899	$147,604
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net income	1	—
Change in unrealized gain (loss) on investments, net of taxes	—	(3)
Translation adjustments	190	46

Total comprehensive income	$217,090	$147,647

      The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Accumulated unrealized loss on investments	$—	$(1)
Accumulated translation adjustments	1,290	1,100

Total accumulated other comprehensive income	$1,290	$1,099

6.	Employee Benefit Plans
      In February 2005, as part of the Company’s regular annual equity compensation review for employees, the Company granted 3,164,288 restricted stock units and stock options to purchase 10,937,121 shares of Class A common stock. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest on a quarterly basis over sixteen quarters from the date of grant. The fair value of the restricted stock units and the exercise price of the options awarded were both $32.21 per share, the fair market value per share on the grant date. The Company recorded approximately $101.9 million of deferred compensation in the three months ended March 31, 2005 relating to the issuance of the restricted stock units, which deferred compensation is being amortized ratably over their respective vesting periods.

7.	Litigation and Settlement Costs
      Intellectual Property Proceedings. In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) has engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based on

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
the allegations made in the Company’s complaint. A hearing before the ITC administrative law judge is scheduled to commence February 15, 2006, and the ITC has set a target date of September 2006 for completion of the investigation. Discovery is ongoing.
      In May 2005 the Company filed two complaints against Qualcomm in the United States District Court for the Central District of California. The first complaint asserts that Qualcomm has infringed, both directly and indirectly, the same five patents asserted by the Company in the ITC complaint. The District Court complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. Pursuant to statute, the court has stayed this action pending the outcome of the ITC action.
      The second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. The court denied Qualcomm’s motion to stay the second action pending the outcome of the ITC action, and discovery is now proceeding. Trial has been set for February 2007.
      In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception, and processing of communication signals, including radio signals and/or signals for wireless telephony. The complaint seeks a preliminary and permanent injunction against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment of noninfringement and invalidity of the seven Qualcomm patents, and assert that Qualcomm has infringed, both directly and indirectly, six of the Company’s patents relating generally to wired and wireless communications. The counterclaims seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. Qualcomm filed a reply to the counterclaim in October 2005 denying the allegations and seeking a declaratory judgment of noninfringement and invalidity of the Company’s six patents. Discovery has not yet commenced in the action, and no trial date has been set.
      In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California asserting that the Company breached a contract relating to Bluetooth® development and seeking a declaration of noninfringement and invalidity of two of the patents asserted by the Company in the ITC proceeding. Qualcomm simultaneously filed a motion for preliminary injunction seeking to prevent the Company from litigating the two patents in the ITC. On the Company’s motion, the United States District Court for the Central District of California entered a preliminary injunction prohibiting Qualcomm from proceeding with the breach of contract action in San Diego. In October 2005 the same court denied Qualcomm’s motion for a preliminary injunction precluding litigation of the two patents in the ITC.
      In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks a preliminary and permanent injunction against the Company as well as

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
the recovery of monetary damages and attorneys’ fees. The Company has not yet answered the complaint, discovery has not yet commenced, and no trial date has been set.
      Antitrust Proceedings. In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. Qualcomm has not yet answered the amended complaint. Discovery has commenced but a trial date has not been set.
      In October 2005 the Company and five other leading mobile wireless technology companies filed complaints to the European Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for third generation cellular technology. The Commission has not yet taken action on the complaints.
      Securities Litigation. In 2001 the Company and three of its current and former executive officers were served with a number of shareholder class action complaints alleging violations of the Securities Exchange Act of 1934, as amended. The essence of the allegations was that the defendants intentionally failed to disclose and properly account for the financial impact of performance-based warrants assumed in connection with five acquisitions consummated in 2000 and 2001, which plaintiffs alleged had the effect of materially overstating the Company’s reported and future financial performance. The lawsuits were consolidated into a single action before the United States District Court for the Central District of California entitled In re Broadcom Corp. Securities Litigation (the “Class Action”). The court issued an order certifying a class of all persons or entities who purchased or otherwise acquired publicly traded securities of the Company, or bought or sold options on the Company’s stock, between July 31, 2000 and February 26, 2001, with certain exceptions.
      By a Stipulation of Settlement (the “Stipulation”) dated as of June 24, 2005, the parties agreed to settle the Class Action. Pursuant to the Stipulation, the Class Action has been dismissed with prejudice in exchange for an aggregate payment of $150 million in cash (the “Settlement Fund”), which will be held in escrow and distributed to class members after the payment of the costs of administering the settlement and fees and costs the awarded to plaintiffs’ counsel by the court. The Company’s insurance carriers paid approximately $40 million of the Settlement Fund, and the balance was paid by the Company in the three month period ending September 30, 2005. As part of the settlement, the Company and the other Defendants continue to deny any liability or wrongdoing with respect to the claims raised in the Class Action. In September 2005 the court granted final approval of the Stipulation and entered final judgment and an order of dismissal thereon and made effective full releases by all class members of all claims relating to the matters asserted in the Class Action. However, two objectors to the settlement have filed notices of appeal before the Ninth Circuit Court of Appeals from, among other things, the order granting final approval of the settlement and the final judgment and order of dismissal. The Settlement Fund will not be distributed to members of the class until all appeals have been resolved. If for any reason the settlement does not become final, or the Stipulation is cancelled or terminated, contributions to the Settlement Fund will be returned to the parties that made them (less any notice or administrative costs incurred pursuant to the Stipulation), the parties will be restored to their respective positions in the litigation as of June 20, 2005, and the Company will continue to contest the claims on the merits.
      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by 47 persons and entities in the Superior Court of the State of California for the County of Orange,

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
against the Company and three of its current and former executive officers. The separate case, which asserted causes of action substantially identical to those in the Class Action, was removed to the United States District Court for the Central District of California and consolidated with the Class Action for purposes of discovery. The Stipulation of Settlement in the Class Action provided to the Arenson plaintiffs the option of joining the class in the Class Action in exchange for dismissal of their claims in the separate case. In September 2005 each of the Arenson plaintiffs exercised that option. Accordingly, the Arenson plaintiffs are now bound by the terms of the Class Action settlement and the judgment in the Class Action, subject to the outcome of the appeals. In October 2005 the parties filed a stipulation dismissing the Arenson action with prejudice.
      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the Class Action and the Arenson lawsuit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).
      United States Attorney’s Office Investigation. In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Broadcom employees. The company is cooperating fully with the investigation.
      General. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2005 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.
      The pending proceedings involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation or other proceeding could require the Company to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to obtain a license under a third party’s intellectual property rights that could require one-time license fees and/or royalty payments in the future and/or to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. For information regarding the Company’s litigation settlements prior to 2005, see the discussion of recent litigation settlements in Notes 11 and 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.	Subsequent Events
      In October 2005 the Company acquired Athena Semiconductors, Inc., a fabless semiconductor company engaged in the design and development of mobile digital television tuner and low-power

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Continued)
Wi-Fi® technology. In connection with the acquisition, the Company paid approximately $21.3 million in cash in exchange for all outstanding shares of Athena capital stock and other rights of Athena. A portion of the consideration payable to the stockholders of Athena has been placed into escrow pursuant to the terms of the acquisition agreement. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition in the three months ending December 31, 2005. The amount of that charge, if any, has not yet been determined.

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
      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; the effect that seasonality in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; the percentage of future sales attributable to new product lines; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our prospective needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates and the impact of such rebates on gross margin. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of this Item 2. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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
      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented approximately 99.3% and 98.9% of our total net revenue in the three months ended September 30, 2005 and 2004, respectively, and 98.8% and 99.2% of our total net revenue in the nine months ended September 30, 2005 and 2004, respectively. We derive the remaining balance of our net revenue predominantly from development agreements, software licenses, maintenance agreements and cancellation fees.
      The majority of our sales occur through the efforts of our direct sales force. However, sales made through distributors represented approximately 15.9% and 9.3% of our total net revenue in the three months ended September 30, 2005 and 2004, respectively, and 15.2% and 9.2% of our total net revenue in the nine months ended September 30, 2005 and 2004, respectively.
      The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the semiconductor industry and the broadband communications markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	seasonality in the demand for consumer products into which our solutions are incorporated;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
      For these and other reasons, our net revenue and results of operations in the three months ended September 30, 2005 and prior periods may not necessarily be indicative of future net revenue and results of operations.
      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of our solutions that are incorporated into consumer products, sales of which are typically subject to greater seasonality than non-consumer OEM products.

      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 45.3% and 50.5% of our net revenue in the three months ended September 30, 2005 and 2004, respectively, and 46.1% and 51.5% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, represented approximately 26.0% and 19.6% of our net revenue in the three months ended September 30, 2005 and 2004, respectively and 24.9% and 21.9% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively. Net revenue derived from shipments to international destinations, primarily to Asia, represented approximately 84.5% and 79.9% of our net revenue in the three months ended September 30, 2005 and 2004, respectively, and 82.8% and 78.7% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively.
      All of our revenue to date has been denominated in U.S. dollars.
      Gross Margin. Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volumes of product sales;

•	stock-based compensation expense;

•	the position of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;

•	product warranty costs;

•	provisions for excess or obsolete inventories;

•	amortization of purchased intangible assets; and

•	licensing and royalty arrangements.
      Net Income. Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangible assets;

•	settlement costs;

•	in-process research and development, or IPR&D;

•	impairment of goodwill and intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	gain (loss) on strategic investments;

•	stock-option exchange expense; and

•	restructuring costs or reversals thereof.
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
      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Notes 3 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to acquisitions made during 2005.
      Business Enterprise Segments. We operate in one reportable operating segment, broadband communications. The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2005, under the aggregation criteria set forth in SFAS 131 we only operate in one reportable operating segment, broadband communications.
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
      Because we meet each of the criteria set forth in SFAS 131 and our four business groups as of September 30, 2005 share similar economic characteristics, we aggregate our results of operations in one reportable operating segment.
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

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative domestic losses and the full utilization of our loss carrybacks, we have concluded that a full valuation allowance against our domestic net deferred tax assets was appropriate. In the future, if we realize a deferred tax asset that carries a valuation allowance, we will record a reduction to income tax expense in the period of such realization. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However the actual liability for any such tax contingencies may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004
      The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	47.0	49.8	47.3	49.5
Cost of revenue — stock-based compensation	0.1	0.0	0.1	0.1

Gross profit	52.9	50.2	52.6	50.4
Operating expense:
Research and development(1)	22.9	19.2	23.9	19.8
Research and development — stock-based compensation	1.7	1.5	1.5	2.8
Selling, general and administrative(1)	9.3	8.3	9.6	8.7
Selling, general and administrative — stock-based compensation	0.7	0.4	0.7	0.5
Amortization of purchased intangible assets	0.1	0.2	0.2	0.1
In-process research and development	5.0	5.8	2.2	3.4
Restructuring costs (reversal)	(0.4)	—	(0.1)	—
Settlement costs	—	5.5	5.9	3.6
Impairment of intangible assets	—	—	—	1.0

Income from operations	13.6	9.3	8.7	10.5
Interest income, net	2.0	0.7	1.8	0.5
Other income, net	0.4	1.0	0.2	0.3

Income before income taxes	16.0	11.0	10.7	11.3
Provision (benefit) for income taxes	(3.1)	4.2	(1.0)	3.4

Net income	19.1%	6.8%	11.7%	7.9%

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions.

Net Revenue, Cost of Revenue and Gross Profit
      The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Net revenue	$694,977	100.0%	$646,515	100.0%	$48,462	7.5%
Cost of revenue(1)	326,608	47.0	322,038	49.8	4,570	1.4
Cost of revenue — stock-based compensation	471	0.1	1	0.0	470

Gross profit	$367,898	52.9%	$324,476	50.2%	$43,422	13.4

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Net revenue	$1,850,183	100.0%	$1,861,220	100.0%	$(11,037)	(0.6)%
Cost of revenue(1)	875,417	47.3	921,727	49.5	(46,310)	(5.0)
Cost of revenue — stock-based compensation	1,233	0.1	1,272	0.1	(39)	(3.1)

Gross profit	$973,533	52.6%	$938,221	50.4%	$35,312	3.8

(1)	Excludes stock-based compensation expense, which is presented separately. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions.
      Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following tables present net revenue from each of our major target markets and their contributions to net revenue in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Enterprise networking	$272,144	39.2%	$295,724	45.8%	$(23,580)	(8.0)%
Broadband communications	237,172	34.1	218,810	33.8	18,362	8.4
Mobile and wireless	185,661	26.7	131,981	20.4	53,680	40.7

Net revenue	$694,977	100.0%	$646,515	100.0%	$48,462	7.5

      The decrease in net revenue in the three months ended September 30, 2005 from our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. This was offset in part by an increase in net revenue from our enterprise Ethernet products. The increase in net revenue in the three months ended September 30, 2005 from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems, partially offset by a decrease in our digital set-top box revenue. The increase in net revenue from our mobile and wireless target market in the three months ended

September 30, 2005 resulted primarily from strength in our Bluetooth and mobile multimedia product offerings partially offset by a reduction in our cellular handset business.

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Enterprise networking	$759,250	41.0%	$883,042	47.4%	$(123,792)	(14.0)%
Broadband communications	670,115	36.2	605,029	32.5	65,086	10.8
Mobile and wireless	420,818	22.8	373,149	20.1	47,669	12.8

Net revenue	$1,850,183	100.0%	$1,861,220	100.0%	$(11,037)	(0.6)

      The decrease in net revenue in the nine months ended September 30, 2005 from our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. This was offset in part by an increase in net revenue from our enterprise Ethernet products. The increase in net revenue in the nine months ended September 30, 2005 in our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems, partially offset by a decrease in our digital set-top box revenue. The increase in net revenue from our mobile and wireless target market in the nine months ended September 30, 2005 resulted primarily from strength in our Bluetooth product offerings partially offset by a reduction in our cellular handset and wireless LAN businesses.
      The following table presents net revenue from each of our major target markets and their contributions to net revenue in the three months ended September 30, 2005 as compared to the three months ended June 30, 2005:

	Three Months Ended		Three Months Ended
	September 30, 2005		June 30, 2005

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Enterprise networking	$272,144	39.2%	$253,153	41.9%	$18,991	7.5%
Broadband communications	237,172	34.1	225,735	37.3	11,437	5.1
Mobile and wireless	185,661	26.7	125,973	20.8	59,688	47.4

Net revenue	$694,977	100.0%	$604,861	100.0%	$90,116	14.9

      The increase in net revenue in the three months ended September 30, 2005 from our enterprise networking target market resulted primarily from an increase in net revenue from our enterprise Ethernet products. The increase in net revenue in the three months ended September 30, 2005 from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems partially offset by a decrease in our digital set-top box revenue. The increase in net revenue from our mobile and wireless target market in the three months ended September 30, 2005 resulted primarily from strength in our Bluetooth, wireless LAN and mobile multimedia product offerings.
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
      We currently anticipate that total net revenue in the three months ending December 31, 2005 will increase by approximately ten to twelve percent over net revenue recognized in the three months ended September 30, 2005. We believe that some of this increase will be the result of continuing seasonal strength for consumer products into which our solutions are incorporated. However, we believe that our net revenue in the three months ending March 31, 2006 may decrease slightly as compared to three months ending December 31, 2005 due to an anticipated peak in seasonal spending patterns during the December 2005 quarter for consumer products into which our solutions are incorporated.
      We recorded rebates to certain customers in the amounts of $59.3 million and $74.1 million in the three months ended September 30, 2005 and 2004, respectively, and $164.5 million and $206.8 million in the nine months ended September 30, 2005 and 2004, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.
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
      The increase in absolute dollars of gross profit in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 resulted primarily from the 7.5% increase in net revenue. Gross margin increased from 50.2% in the three months ended September 30, 2004 to 52.9% in the three months ended September 30, 2005. Gross margin increased from 50.4% in the nine months ended September 30, 2004 to 52.6% in the nine months ended September 30, 2005. The primary factors that resulted in the 2.7 and 2.2 percentage point improvements in gross margin in the three and nine months ended September 30, 2005, respectively were the continuing benefits from the favorable foundry pricing we were able to negotiate at the beginning of 2005, as well as some other product cost savings, particularly in the area of testing.
      At September 30, 2005 the unamortized balance of deferred compensation, which will be amortized to cost of revenue through 2009, was approximately $5.6 million. However, if there are any modifications or cancellations of the underlying unvested securities, we may be required to either accelerate the amortization of or cancel the remaining deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our cost of revenue may be increased by the amortization of such additional deferred compensation.
      The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Cost of revenue	$2,774	$3,782	$8,308	$9,228
Operating expense	1,040	1,296	2,992	2,127

	$3,814	$5,078	$11,300	$11,355

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangibles
	Assets at	Amortizable in
	September 30,
	2005	2005	2006	2007

	(In thousands)
Cost of revenue	$8,197	$2,774	$4,940	$483
Operating expense	2,949	1,040	1,736	173

	$11,146	$3,814	$6,676	$656

      However, if we acquire purchased intangible assets in the future, our cost of revenue and/or other operating expenses will be increased by the amortization of those assets.
      Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix and the introduction of products with lower margins, among other factors. Due primarily to anticipated higher assembly and test costs resulting from higher rates of utilization at some of our suppliers, we anticipate that our gross margin in the three months ended December 31, 2005 will decrease slightly compared to the three months ended September 30, 2005. Our gross margin may also be impacted by additional stock-based compensation expense and amortization of purchased intangible assets related to future acquisitions and will be impacted by additional stock-based compensation expense commencing in the first quarter of 2006, when we are currently scheduled to implement expensing of stock options pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, issued by the FASB. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below.

Research and Development and Selling, General and Administrative Expenses
      The following tables present research and development and selling, general and administrative expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)
Research and development(1)	$159,096	22.9%	$123,935	19.2%	$35,161	28.4%
Research and development — stock-based compensation	11,559	1.7	9,860	1.5	1,699	17.2
Selling, general and administrative(1)	64,838	9.3	53,743	8.3	11,095	20.6
Selling, general and administrative — stock-based compensation	4,554	0.7	2,634	0.4	1,920	72.9

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Research and development(1)	$441,660	23.9%	$367,666	19.8%	$73,994	20.1%
Research and development — stock-based compensation	28,499	1.5	53,020	2.8	(24,521)	(46.2)
Selling, general and administrative(1)	176,948	9.6	161,290	8.7	15,658	9.7
Selling, general and administrative — stock-based compensation	12,694	0.7	9,124	0.5	3,570	39.1

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock we assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Research and Development and Selling, General and Administrative — Stock-Based Compensation Expense” below.
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
      The increase in research and development expense in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 resulted primarily from increases of $21.8 million and $53.3 million, respectively, in personnel-related expenses. The increases in personnel-related expenses were primarily due to an increase in the number of employees engaged in research and development activities since September 30, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, any increased headcount, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending December 31, 2005 will increase as compared to the three months ended September 30, 2005.
      We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold over 1,100 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in broadband communications and other fields.
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
      The increase in selling, general and administrative expense in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 resulted primarily from increases of $5.9 million and $19.9 million, respectively, in personnel-related expenses. The increase in personnel-related expenses was primarily due to an increase in the number of employees engaged in selling, general and administrative activities since September 30, 2004, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. These increases were partially offset by decreases in advertising and professional fees. Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term to support any expansion of our operations through periodic changes in our infrastructure, any increased headcount, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending December 31, 2005 will increase as compared to the three months ended September 30, 2005.
      Research and Development and Selling, General and Administrative — Stock-Based Compensation Expense. Stock-based compensation expense principally represents the amortization of deferred compensation resulting from restricted stock units issued to employees and unvested equity compensation instruments assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally four years. In February 2005 we recorded approximately $101.9 million of deferred compensation related to the issuance of 3,164,288 restricted stock units in connection with our regular annual equity compensation review for employees. This deferred compensation will be amortized ratably over the vesting periods of the underlying restricted stock units.
      The decrease in research and development stock-based compensation expense in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 related primarily to a reduction in the amortization of deferred compensation resulting from assumed unvested equity compensation instruments becoming fully vested and the elimination of deferred compensation as a result of the termination of employment of certain employees, partially offset by the amortization of deferred compensation resulting from the issuance of restricted stock units in 2005. At September 30, 2005 the unamortized balance of deferred compensation, which will be amortized to operating expenses through 2010, was approximately $157.3 million. However, if there are any modifications or cancellations of the underlying unvested stock options, restricted stock or restricted stock units, we may be required to either accelerate the amortization of or cancel the corresponding deferred compensation. In the event additional deferred compensation is recorded in connection with any future acquisitions, our operating expenses would be increased by the amortization of such additional deferred compensation.
      For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements,” below.

In-Process Research and Development
      In the three and nine months ended September 30, 2005 we recorded IPR&D of $35.0 million and $41.7 million, respectively. In the three and nine months ended September 30, 2004 we recorded IPR&D of $37.3 million and $63.8 million, respectively. The amounts allocated to IPR&D in the nine months ended September 30, 2005 and 2004 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

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
      For settlement costs and impairment of purchased intangible assets in the three and nine months ended September 30, 2004, see the discussions included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our Quarterly Report on Form 10-Q for the period ended

September 30, 2004. There were no comparable impairments of purchased intangible assets in the three and nine months ended September 30, 2005.

Interest and Other Income, Net
      The following tables present interest and other income, net for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$14,317	2.0%	$4,365	0.7%	$9,952	228.0%
Other income, net	2,580	0.4	6,952	1.0	(4,372)	(62.9)

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)
Interest income, net	$32,953	1.8%	$8,982	0.5%	$23,971	266.9%
Other income, net	3,357	0.2	6,552	0.3	(3,195)	(48.8)
      The increase in interest income, net was the result of an overall increase in our cash and marketable securities balances and an increase in interest rates. Our cash and marketable securities balances increased from $1.105 billion at September 30, 2004 to $1.705 billion at September 30, 2005. The weighted average annualized interest rates earned for the three months ended September 30, 2005 and 2004 were 3.66% and 1.81%, respectively. The weighted average annualized interest rates earned for the nine months ended September 30, 2005 and 2004 were 3.19% and 1.48%, respectively.

Provision for Income Taxes
      During the nine months ended September 30, 2005 we recorded deductible settlement costs of $110 million, which eliminated our projected 2005 domestic income tax expense. We have not recorded a deferred tax benefit for domestic tax losses due to uncertainty as to their future realization. In addition, during the three months ended September 30, 2005 we realized tax benefits from the reversal of certain prior period tax accruals for foreign subsidiaries of $25.9 million due to the expiration of the statute of limitations for the assessment of such taxes, which benefits offset our non-U.S. taxes on certain foreign operations and resulted in net income tax benefits of $21.4 million and $19.0 million for the three and nine months ended September 30, 2005, respectively. This compares with tax provisions of $27.5 million and $63.0 million for the three and nine months ended September 30, 2004, respectively.
      We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets in accordance with SFAS 109 to the extent we believe these assets will more likely than not be realized. Due to our cumulative domestic losses and the full utilization of our loss carrybacks, we provided a full valuation allowance against our domestic net deferred tax assets at September 30, 2005 and 2004 and at December 31, 2004.
Recent Accounting Pronouncements
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows, or SFAS 95. In accordance with SEC Release No. 33-8568, SFAS 123R is currently scheduled to be effective for Broadcom beginning in the first quarter of 2006. SFAS 123R allows for two transition alternatives, the modified prospective method and the retrospective method of recognition of compensation expense related to share-based payments. We are currently evaluating these transition alternatives.
      The adoption of the SFAS 123R fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of our adoption of SFAS 123R cannot be predicted at this time because it will depend in part on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of our Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the nine months ended September 30, 2004 related to such excess tax deductions was $57.1 million. There were no comparable amounts recorded in the nine months ended September 30, 2005.
Liquidity and Capital Resources
      Working Capital and Cash and Marketable Securities on Hand. The following table presents working capital and cash and marketable securities on hand:

	September 30,	December 31,
	2005	2004	Increase

	(In thousands)
Working capital	$1,456,959	$1,087,342	$369,617

Cash and cash equivalents(1)	$1,135,121	$858,592	$276,529
Short-term marketable securities(1)	424,320	324,041	100,279
Long-term marketable securities	145,897	92,918	52,979

	$1,705,338	$1,275,551	$429,787

(1)	Included in working capital.
      Our working capital increased in the nine months ended September 30, 2005 primarily related to cash provided by operations and cash proceeds from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the purchase of long-term marketable securities, acquisitions, property and equipment and repurchases of our Class A common stock.
      Cash Provided and Used in the Nine Months Ended September 30, 2005 and 2004. Cash and cash equivalents increased to $1.135 billion at September 30, 2005 from $858.6 million at December 31, 2004 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.
      In the nine months ended September 30, 2005 our operating activities provided $313.0 million in cash. This was primarily the result of $216.9 in net income and $134.7 million in net non-cash operating expenses, offset by $38.6 million in net cash used in changes in net operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D and net gain on strategic investments. In the nine months ended September 30, 2004 our operating activities provided $349.5 million in cash. This was primarily the result of $147.6 million in net income and $269.0 million in net non-cash operating expenses, offset by $67.1 million of net cash used in changes in net operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2004 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and tax benefit from stock plans.
      Accounts receivable increased $70.3 million to $275.4 million in the nine months ended September 30, 2005. The increase in accounts receivable was primarily the result of the $155.6 million increase in net revenue in the third quarter of 2005 to $695.0 million, as compared with $539.4 million in the fourth quarter of 2004. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.
      Inventories increased $35.0 million to $163.3 million in the nine months ended September 30, 2005 primarily due to an expansion of our inventory in response to higher levels of purchase orders received from our customers. In the future, our inventory levels will continue to be determined based on the level of purchase orders received as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
      Investing activities used $254.8 million in cash in the nine months ended September 30, 2005. Such activities included $153.3 million used in the net purchase of marketable securities, $78.1 million of net cash paid in purchase transactions, and the purchase of $25.2 million of capital equipment to support operations, offset by $1.8 million in net proceeds received from the sale of strategic investments. Investing activities used $344.5 million in cash in the nine months ended September 30, 2004. Such activities included $241.8 million used in the net purchase of marketable securities, $74.8 million net cash paid in purchase transactions, the purchase of $30.9 million of capital equipment to support operations, and the purchase of strategic investments in the amount of $2.2 million offset by $5.2 million in net proceeds received from the sale of strategic investments.
      Our financing activities provided $218.4 million in cash in the nine months ended September 30, 2005. We generated $314.7 million in net proceeds from issuances of common stock upon the exercise of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $95.9 million in repurchases of our Class A common stock and a $2.5 million payment on debt assumed in connection with an acquisition. Financing activities provided $215.8 million in cash in the nine months ended September 30, 2004, of which $215.1 million was derived from net proceeds received from issuances of common stock upon the exercise of stock options and common stock purchases through our employee stock purchase plan.
      Due to the increase in the price of our Class A common stock, a greater number of stock options have been exercised by employees and we received more proceeds from the exercise of stock options in the nine months ended September 30, 2005 than was the case in the nine months ended September 30, 2004. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, we have started to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units will not result in any cash proceeds to Broadcom and will require the use of cash, as we have determined to allow employees to elect to have a portion of their shares issuable during 2005 and 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

      In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. At September 30, 2005 approximately $154.1 million remained available to repurchase shares under the existing authorized program.
      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2005:

	Payment Obligations by Year

	Remaining
	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Operating leases	$19,203	$100,005	$85,435	$63,291	$40,410	$167,092	$475,436
Inventory and related purchase obligations	229,714	2,057	—	—	—	—	231,771
Other purchase obligations	35,028	6,715	194	9	—	—	41,946
Restructuring liabilities	2,705	7,848	3,591	1,719	1,718	859	18,440
Accrued settlement payments	126	2,000	2,000	2,000	—	—	6,126

Total	$286,776	$118,625	$91,220	$67,019	$42,128	$167,951	$773,719

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from its present location to new facilities in Irvine, California with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table above.
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
      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.
      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	changes in our compensation policies;

•	issuance of restricted stock units and the related payments in cash for withholding taxes due from employees during 2005 and 2006 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry, assembly and test capacity and packaging materials;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	expenses related to our restructuring plans;

•	the exercise of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and the broadband communications markets, including the effects of recent international conflicts and related uncertainties.
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
      Additionally, as an increasing number of our chips are being incorporated into consumer products, such as desktop and notebook computers, cellphones and other mobile communication devices, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, we anticipate greater seasonality in the demand for our products, which may result in larger fluctuations in our quarterly operating results.
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
Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our Class A common stock may decline.
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
      Additionally, in the last three years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and broadband communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced a slowdown in orders and a reduction in net revenue in the fourth quarter of 2004 that we believe was attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the broadband communications markets. If the economy or the broadband communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.
If we fail to scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.
      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce, from 2,580 employees, including contractors, as of December 31, 2002 to 4,002 employees, including contractors, as of September 30, 2005. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
Intellectual property risks and third party claims of infringement, misappropriation of proprietary rights or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management or other key employees.
      Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. In addition, we may be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms, if we are able to obtain one at all.
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
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 1,100 U.S. patents and have filed more than 3,300 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
In some of our businesses, our ability to develop and deliver next-generation products successfully and in a timely manner may depend in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms.

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
      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. We have also recently entered into consigned or customer managed inventory arrangements with certain of our customers, although we have not shipped a significant amount of product under those arrangements as of September 30, 2005. Pursuant to these arrangements we deliver products to a warehouse of the customer or a designated third party based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take product under such an arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.
We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.
      In January 2005 Scott A. McGregor joined Broadcom as President and Chief Executive Officer. Mr. McGregor succeeded Alan E. Ross, who retired from these positions upon Mr. McGregor’s arrival but remains a member of the Board of Directors. The integration of Mr. McGregor into our business and operations, and any adjustments or changes that may be implemented by Mr. McGregor, may require the substantial attention of our Board of Directors and senior management personnel.
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
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 45.3% and 50.5% of our net revenue in the three months ended September 30, 2005 and 2004, respectively, and 46.1% and 51.5% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2005 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.
Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.
      A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2005, we acquired 31 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.
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
      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 26.0% of our net revenue in the three months ended September 30, 2005 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented approximately 84.5% of our net revenue in the three months ended September 30, 2005. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada,

China, France, Greece, India, Israel, the Netherlands, Taiwan and the United Kingdom. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The ongoing war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in taxation and tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.
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
      Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions, reduced gross margins and loss of market share in certain markets. In some of our businesses, our ability to develop and deliver next-generation products successfully and in a timely fashion depends in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.
We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in ..25 micron, .22 micron, .18 micron and ..13 micron geometry processes. In addition, we have begun to migrate some of our products to 90-nanometer and 65-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
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
      In September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
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
      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use six independent foundries to manufacture substantially all of our semiconductor products, each component is typically manufactured at only one or two foundries at any given time, and if any of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
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
      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.
The six primary independent foundries upon which we rely to manufacture substantially all of our current products and our California and Singapore facilities are located in regions that are subject to earthquakes and other natural disasters.
      Two of the six third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan and one such third-party foundry is located in Japan. Both Taiwan and Japan have experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices and major design centers, are located near major earthquake fault lines, and our international distribution center is located in Singapore, which could be subject to an earthquake, tsunami or other natural disaster. If there is a major earthquake or any other natural disaster in a region where one or more of our facilities are located, our operations could be significantly disrupted. Although we have established business interruption plans to prepare for any such event, we cannot guarantee that we will be able to effectively address all interruptions that such an event could cause.
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
      Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
      As of September 30, 2005 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 16.0% of our outstanding common stock and held 63.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2005 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 15.0% of our outstanding common stock and held 62.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in control of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.
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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2005 the carrying value of our cash and cash equivalents approximated fair value.
      Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized holding gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of September 30, 2005 the carrying value and fair value of these securities were approximately $570.2 million and $567.6 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.
      The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of September 30, 2005 and December 31, 2004, respectively, were as follows:

	Carrying
	Value	Maturity				Fair Value
	September 30,					September 30,
	2005	2005	2006	2007	2008	2005

	(In thousands, except interest rates)
Investments
Cash equivalents	$563,073	$563,073	$—	$—	$—	$562,812
Weighted average interest rate	3.77%	3.77%	—	—	—
Marketable securities	$570,217	$222,271	$233,885	$84,092	$29,969	$567,648
Weighted average interest rate	3.52%	3.45%	3.42%	3.73%	4.23%

	Carrying
	Value	Maturity			Fair Value
	December 31,				December 31,
	2004	2005	2006	2007	2004

	(In thousands, except interest rates)
Investments
Cash equivalents	$356,845	$356,845	$—	$—	$356,831
Weighted average interest rate	2.33%	2.33%	—	—
Marketable securities	$416,959	$324,041	$69,717	$23,201	$415,757
Weighted average interest rate	2.40%	2.30%	2.64%	3.12%
      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of September 30, 2005, the carrying and fair value of our strategic investments was approximately $4.6 million.

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
      We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
      In the three months ended September 30, 2005, we issued an aggregate of 2,117,474 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration proved by Section 3(a)(9) of the Securities Act.
      In connection with our acquisition of Siliquent Technologies Inc. in August 2005, we issued an aggregate of 36,716 restricted shares of our Class A common stock. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Based upon the small number of persons receiving shares of our Class A common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.
      In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. The following table details the repurchases that were made under the program during the three months ended September 30, 2005:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Shares	Average Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan

July 1, 2005 - July 29, 2005	186,662	$42.29	186,662
August 1, 2005 - August 31, 2005	1,037,355	$42.49	1,037,355
September 1, 2005 - September 30, 2005	569,979	$45.06	569,979

Total	1,793,996	$43.28	1,793,996	$154,107,662

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/William J. Ruehle

William J. Ruehle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/Bruce E. Kiddoo

Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)
October 31, 2005

EXHIBIT INDEX

Exhibit
No.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.