Form 10-K
period 2005-12-31
BROADCOM CORP
filed 2006-02-14
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filed ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
     The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.081 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
     The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2005 there were 297.9 million shares of Class A common stock and 51.7 million shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Shareholders to be filed on or before March 31, 2006.

Broadcom®, the pulse logo, 54g®, Blutonium®, BroadVoice®, NetXtreme®, QAMLink®, QuadSquad®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, Videocore®, 125 High Speed Modetm, AirForcetm, BladeRunnertm, BroadRangetm, CableCheckertm, CryptoNetXtm, FirePathtm, InConcerttm, LoopDTechtm, NetLinktm, NetXtreme IItm, ROBOSwitchtm, ROBOswitch-plustm, ROBO-HStm, SecureEasySetuptm, StrataSwitch IItm, StrataXGS IIItm and SystemI/ Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
©2006 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENT
      All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our prospective needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
PART I

Item 1.	Business
Overview
      Broadcom Corporation is a global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; System I/ Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular and terrestrial wireless communications; and Voice over Internet Protocol (VoIP) gateway and telephony systems.
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
Industry Environment and Our Business
      Over the past two decades communications technologies have evolved dramatically in response to the proliferation of the Internet and the emergence of new data-intensive computing and communications applications. These applications include, among others, high-speed Internet web browsing, wireless networking, high definition television and DVD players, VoIP-enabled products, sophisticated Gigabit Ethernet corporate networks, portable media players that are able to play both audio and video, cellular handsets that act as a camera or camcorder, handle email and surf the Internet, and mobile TV and game platforms and other wireless-enabled consumer electronics and peripherals. This evolution has also changed the ways in which we communicate. Consumers and businesses continue to seek faster, more cost-effective ways to receive and transmit voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We can now access and communicate information via wired and wireless networks through a variety of electronic devices, including personal desktop and laptop computers, digital cable and satellite set-top boxes, high definition televisions, handheld computing devices such as personal digital assistants, or PDAs, and cellular phones. These applications and devices require increasingly higher processing speeds and information transfer rates within the computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.
      This evolution has inspired equipment manufacturers and service providers to develop and expand existing wired and wireless communications markets, and has created the need for new generations of integrated circuits. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions, and processing and storing data. Today all electronic products use integrated circuits, which are essential components of personal computers, wired and wireless voice and data communications devices, networking products and home entertainment equipment.
      The broadband transmission of digital information over existing wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as complex signal processing, converting digital data to and from analog signals, and switching and routing of packets of information over Internet Protocol, or IP, -based networks. Solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s communications markets. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog, digital, and in many cases, radio frequency functions onto a single integrated circuit, and can be manufactured in high volumes using cost-effective process technologies.
Target Markets and Broadcom® Products
      We design, develop and supply a diverse portfolio of products targeted to a variety of wired and wireless communications market. Our semiconductor and software solutions are ubiquitous, embedded in cable and DSL modems and digital set-top boxes in the home, digital televisions, high definition DVD players, networking equipment in the enterprise, wireless-enabled laptop and desktop computers, and advanced PDAs and cellular phones, among other wired and wireless equipment.
      The following is a brief description of each of our target markets and the system-on-a-chip and software solutions that we provide for each market.
     Broadband Communications
      Broadcom offers manufacturers a range of broadband communications and consumer electronics systems-on-a-chip that enable voice, video and data services over residential wired and wireless networks. These highly integrated silicon solutions continue to enable advanced system solutions, which include broadband modems and residential gateways, digital cable, satellite and IP set-top boxes and media servers, high definition and digital televisions, and HD DVD players and personal video recording devices.

Cable Modems
      Unlike traditional dial-up modems that provide online access through the telephone system, cable modems provide users high-speed Internet access through a cable television network. Although cable networks were originally established to deliver television programming to subscribers’ homes, cable television operators have generally upgraded their systems to support two-way communications, high-speed Internet access and telecommuting through the use of cable modems. These modems are designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 30 Mbps. The speeds achieved by cable modems are nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. Cable modems typically connect to a user’s PC through a standard 10/100BASE-T Ethernet card or Universal Serial Bus, also known as a USB, connection. A device called a cable modem termination system, or CMTS, located at a local cable operator’s network hub, communicates through television channels to cable modems in subscribers’ homes and controls access to cable modems on the network.
      The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS®, has made possible interoperability among various manufacturers’ cable modems and CMTS equipment used by different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems. In 1998 the DOCSIS 1.1 specification was announced. This specification enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services. In 2002 DOCSIS 2.0 was approved. DOCSIS 2.0 adds support for higher upstream transmission speeds of up to 30 Mbps and more symmetric IP services, and provides extra capacity for cable telephony. The recently released DOCSIS 3.0 specification, which is currently under development, provides enhanced data rates and security, while maintaining backwards compatibility with prior standards.
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
      Residential Broadband Gateway Solutions. The levels of integration and performance that we continue to achieve in our cable modem chips are reducing the cost and size of cable modems while providing consumers with easy to use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom offers residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity. These products allow cable operators worldwide to provide residential broadband gateways capable of delivering digital telephone service via the PacketCabletm specification, IP video, and cable modem Internet services, as well as data over in-home Ethernet or wireless networks.
      CMTS Solutions. We have a complete end-to-end DOCSIS 1.0, 1.1, 2.0 and 3.0 compliant cable modem semiconductor solution for both head-end and subscriber locations. Our CMTS chipset consists of downstream and upstream physical layer, or PHY, devices and a DOCSIS MAC. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

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
      DSL Central Office Solutions. We also provide highly integrated semiconductor solutions for DSL central office applications. Our BladeRunnertm high-density central office DSL chipset supports all worldwide DSL standards using our proprietary Firepathtm 64-bit digital signal processor. We believe these solutions will enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL connections that can be supported within telecommunication companies’ tight heat, power and space constraints. We also provide the inter-networking software that is enabling DSLAM technology to transition from Asynchronous Transfer Mode to Internet Protocol.
      VDSL Solutions. For VDSL applications, we offer our QAM-based V-thernet® product family, which supports Ethernet transport over standard telephone wires and is instrumental in developing standards and products for next-generation VDSL2 applications.

Digital Cable, Direct Broadcast Satellite and IP Set-Top Boxes and Digital Television
      The last decade has seen rapid growth in the quantity and diversity of television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exist to provide the content demanded by consumers. In an effort to increase the number of channels and provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes. These digital cable set-top boxes facilitate high-speed digital communications between a subscriber’s television and the cable network. Digital cable set-top boxes are currently able to support downstream transmission speeds to the subscriber up to 43 Mbps (North American standard) or 56 Mbps (international standard), and several hundred MPEG-2 or MPEG-4 advanced video coding compressed digital television channels.
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
      The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format. Currently, the FCC is targeting 2007 for this mandated digital conversion. This conversion will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will create demand for new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate enhanced functionalities, such as Internet access, personal video recording, or PVR, video on demand, interactive television, HDTV, 3-D gaming, audio players and various forms of home networking.
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
      Cable-TV Set-Top Box Solutions. We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated chips give manufacturers a broad range of features and capabilities for building standard digital cable-TV set-top boxes for digital video broadcasting, as well as high-end interactive set-top boxes. These high-end set-top boxes merge high-speed cable modem functionality with studio-quality graphics, text and video for both standard definition television, or SDTV, and HDTV formats.
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
      DBS Solutions. By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also developed comprehensive DBS solutions. These products include an advanced, high-definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for set-top boxes, including an advanced modulation system to increase satellite capacity; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.
      To meet the needs of the growing broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services, enabling Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, a digital satellite tuner/receiver and a high-performance broadband gateway modem, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.
      IP Set-Top Box Solutions. In 2005 Broadcom also introduced a new family of next generation advanced video compression, high definition system-on-a-chip solutions for IP set-top boxes. These solutions include high definition video decoder/audio processor chips and a dual channel high definition and personal video recorder chip.
      Digital TV Solutions. We were an early developer of advanced television systems committee, or ATSC, demodulators used for the reception of terrestrial HDTV signals broadcast in North America. Capitalizing on the FCC HDTV mandate and the “plug-n-play” agreement, as well as on our extensive cable-TV set-top box technology portfolio, we have developed a highly integrated digital TV system-on-a-chip solution. This digital TV solution, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete semiconductor solution for HDTV delivery platforms, including satellite, cable or terrestrial set-top boxes and integrated high definition televisions. Our integrated HDTV solution will allow television manufacturers to develop digital cable-ready televisions that connect directly to the North American cable infrastructure without the need for an external set-top box.

High Definition DVD Players
      The DVD player market is currently undergoing a transition as a result of the increased adoption of HDTV sets by consumers and the advent of advanced video compression technologies, such as H.264 (also known as MPEG-4 Part 10/advanced video coding (AVC)) and VC-1 (SMPTE 421M), the SMPTE standard based on Microsoft® Windows Media® Video 9. These trends have led television broadcasters and movie studios to begin offering more high definition video content. In turn, consumer electronics manufacturers have begun offering high definition DVD players and recorders, with substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with high resolution HDTV content. However, similar to the battle between VHS versus Betamax in the 1970’s and 1980’s, two competing optical disc formats have emerged: the Blu-raytm and HD DVDtm formats. Both Blu-ray and HD DVD disc formats offer significantly greater storage capacity than the current DVD standard, but they differ in the depth of the recording layer inside the disc; like a standard DVD, the recoding layer in an HD DVD is midway through the disc, while in a Blu-ray disc it can be found much closer to the surface. This difference makes the two formats incompatible.
      Broadcom entered the high definition DVD player market through our acquisition of Sand Video, a developer of advanced video compression technology, in April 2004. Our initial product for this market is a high definition video decoder/audio processor chip that is fully compliant with both the Blu-ray and HD DVD disc formats. This single-chip solution also provides backwards compatibility for current DVD video titles as well as new HD DVD titles that may be authored in an MPEG-2 format. In addition, we offer a reference design for the development of Blu-ray and HD DVD media players that includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that afford our customers a wide range of integration options.
     Enterprise Networking
      Broadcom designs and develops semiconductor solutions for PC, server and network equipment makers that provide products that handle the flow of information within small-to-medium- sized businesses, large enterprises and service provider networks. Our solutions enable these networks to offer higher capacity, faster, more cost-efficient transport and management of voice, data and video traffic across wired and wireless networks. For desktop computers and servers, we supply high-speed controllers, server I/ O chipsets and RAID storage controllers. On the infrastructure side, Broadcom produces end-to-end networking products including Ethernet physical layer and switching devices, optical networking components, embedded processors, security processors and serializers/deserializers.

Local Area Networking
      Local area networks, or LANs, consist of various types of equipment, such as servers, workstations and desktop and laptop computers, interconnected by copper, fiber or coaxial cables utilizing a common networking protocol, generally the Ethernet protocol. Ethernet scales in speed from 10 Mbps to 10 gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As the volume and complexity of network traffic continues to increase, communications bottlenecks have developed in corporate LANs. As a result, new technologies such as Gigabit Ethernet, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps, and 10BASE-T Ethernet, which supports data transfer rates of 10 Mbps.
      Gigabit Ethernet is emerging as the predominant networking technology for desktop and laptop computers. As Gigabit Ethernet is deployed to desktop and laptop computers, we expect server and backbone connections to continue to migrate to the new 10 Gigabit Ethernet standard. We further expect the continued use of switch connections in place of legacy repeater connections. Switches not only have the ability to provide dedicated bandwidth to each connection, but also provide routing functionality and possess the capability to deal with differentiated traffic such as voice, video and data. We anticipate that a significant portion of the installed base of 10/100BASE-T Ethernet switches as well as network interface cards, or NICs, will be upgraded to faster technologies.
      Our 10/100 Mbps Ethernet and Gigabit Ethernet transceivers, controllers and switches are integrated, low-power semiconductor solutions for servers, workstations, desktop and laptop computers, VoIP phones and wireless access points that enable the high-speed transmission of voice, video and data services over the Category 5 unshielded twisted-pair copper wiring widely deployed in enterprise and small office networks. We also offer 10 Gigabit Ethernet transceivers for network infrastructure products. These high-speed connections are enabling users to share Internet access, exchange graphics and video presentations, receive VoIP and video conferencing services, and share peripheral equipment, such as printers and scanners. In addition, we incorporate intelligent networking functionality into our devices, enabling system vendors to deploy enhanced classes of services and applications, typically found only in the core of the network, to every corporate desktop.
      Digital Signal Processing Communication Architecture. Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second. This proprietary DSP architecture facilitates the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers. It has been successfully implemented in .35, .25, .18 and .13 micron CMOS processes, and in chips with one, four, six and eight ports.
      Fast Ethernet and Gigabit Ethernet Transceivers. Our 10/100 Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers to single-chip octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 copper cable at rates of 10 Mbps and 100 Mbps. Our Gigabit Ethernet transceivers are enabling manufacturers to make equipment that delivers data at Gigabit speeds over existing Category 5 cabling. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. Additionally, we have developed a family of semiconductor solutions incorporating four transceivers in a single chip, which is optimized for high-port-density Gigabit Ethernet switches and routers. Our QuadSquad® transceivers greatly reduce system costs by simplifying typical high-density board designs, further facilitating the deployment of Gigabit Ethernet bandwidth to the desktop.
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
      Gigabit Ethernet Controllers. Built upon five generations of Gigabit Ethernet MAC technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnect, or PCI®, PCI-X® and PCI Express® local bus interfaces for use in NICs and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and laptop computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables advanced management software to run in firmware so it can be remotely upgraded through simple downloads. Our NetXtreme IItm family of Ethernet controllers, introduced in 2004, consists of converged network interface controllers that are designed to improve server performance by integrating a TCP/ IP offload engine, remote direct memory access, iSCSI storage and remote management. NetXtreme II controllers simultaneously perform storage networking, high-performance clustering, accelerated data networking and remote system management pass-through functions. In 2005 Broadcom added new security features to our NetXtreme controllers, including integrated Trusted Platform Module 1.2 functionality, to enable PC manufacturers to offer hardware-based security as a standard feature on enterprise client personal computers. The entire NetXtreme product family is fabricated in a .13 micron or ..18 micron CMOS process.
      In 2005 Broadcom introduced its NetLinktm family of Gigabit Ethernet controllers, which are based on the PCI Express bus architecture and optimized for small-to-medium-sized businesses. Designed for use in personal computers, NetLink controllers enable applications such as video editing and file transfer, LAN gaming, video conferencing, multimedia data sharing and desktop management, while at the same time offering very low power consumption.
      Ethernet Switches. We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, OSI Layer 2 eight port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips.
      Our ROBOswitch-plustm product family consists of Layer 2+ switch chips supporting five, eight, 16 and 24 port 10/100 Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations of four, five, eight, 16 and 24 ports. We believe our switch chips make it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 and Gigabit Ethernet transceivers, media independent interface and packet buffer memory in single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user. In 2005 we incorporated two new technologies into our ROBOSwitchtm products, CableCheckertm technology, which finds the location of wiring faults without disrupting live network traffic, and LoopDTechtm technology, which provides an immediate warning when a loop is introduced in the network, allowing the problem to be identified and remedied quickly. The ROBOswitch family includes products for unmanaged, smart and managed solutions.
      Our family of high-end StrataSwitch® products consists of wire-speed, multi-layer chips that combine multiservice provisioning capabilities with switching, routing and traffic classification functionality in single-chip solutions. Replacing as many as 10 chips with one, our StrataSwitch IItm family of chips incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification.

      Our StrataXGS® product family provides the multi-layer switching capabilities of our StrataSwitch II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. These devices, in combination with our quad and octal Gigabit Ethernet transceivers, enable system vendors to build 12, 24 and 48 port multi-layer Gigabit Ethernet stackable switches, supporting systems with up to 1,536 Gigabit Ethernet ports. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. The StrataXGS family also enables advanced network management capabilities in the switching infrastructure to track data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP. In addition, our StrataXGS IIItm product family, introduced in 2005, incorporates advanced features such as IPv6 routing, unified wired and wireless switch management, advanced security and intrusion detection features, sophisticated traffic management, and scalable buffer and routing tables for high end applications.

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
      We provide core logic technology that manages the flow of data to and from a system’s processors, memory and peripheral I/O devices. Our SystemI/O products are used to design low-end and mid-range servers with two to four CPUs, as well as storage, workstation, blades and networking platforms. These products also provide reliability, availability and serviceability features. In 2005 we introduced a HyperTransporttm-based server I/O controller that incorporates PCI Express, PCI-X, HyperTransport tunnel and Gigabit Ethernet interfaces. Our current generation of SystemI/O products supports the AMD Opteron® product line and IBM PowerPC processors.
      Although our SystemI/O chips historically have been used primarily in servers sold by major PC server OEMs and motherboard manufacturers, over the last two years we have leveraged our server chipset technology and our expertise in networking technology into other expanding markets such as storage and networking. Our storage products include redundant array of inexpensive disks, or RAID, solutions for entry-level and mid-range server applications, NAS-on-chip solutions targeted to the small business and residential user, and our converged network interface controllers that incorporate iSCSI storage as well as a TCP/IP offload engine, remote direct memory access, and remote management.

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

Other Ethernet Markets
      The economies of scale derived from the Ethernet protocol have created emerging markets for Ethernet applications. Broadcom’s advanced switch products are being used in second and third generation cellular infrastructures, IP DSLAM, Metro Ethernet, blade servers in data centers, passive optical networks and residential Ethernet applications. In addition, our Ethernet transceivers are now being integrated into printers, gaming consoles, LAN on motherboard applications, audiovisual equipment and a number of other consumer devices.

Security Processors and Adapters
      Most corporations use the Internet for the transmission of data among corporate offices and remote sites and for a variety of e-commerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs, which use the Internet Protocol security, or IPSec, protocol. In addition to VPNs, secure socket layer, commonly referred to as SSL, is used to secure sensitive information among users and service providers for e-commerce applications.
      Our SSL family of CryptoNetXtm high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 10,000 SSL transactions per second. Our current generation of CryptoNetX processors, introduced in 2005, combine IP security, SSL protocol processing, cryptographic acceleration and hardware-based identity management and authentication into a single-chip. These processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps full duplex. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

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
     Mobile & Wireless Networking
      Broadcom’s mobile and wireless products allow manufacturers to develop leading edge mobile devices, enabling end-to-end wireless opportunities for the home, business and mobile markets. Products in this area include solutions in every major wireless market segment, including wireless local area, cellular and wide area, and personal area networking, as well as a comprehensive range of emerging next generation mobile technologies. Our portfolio of mobile and wireless products are enabling a new generation of portable devices including cellular handsets, mobile TV and game platforms and other wireless-enabled consumer electronics and peripherals, such as home gateways, printers, VoIP phones, PC cards and notebook computers.

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

      The first widely adopted standard for Wi-Fi technology was the IEEE 802.11b specification, which is the wireless equivalent of 10 Mbps Ethernet, allowing transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. However, the 802.11g specification, which provides almost five times the data rate of 802.11b networks, has replaced 802.11b as the mainstream wireless technology for both business and consumer applications. The 802.11a standard applies to wireless LANs that operate in the 5 GHz frequency range with a maximum data rate of 54 Mbps. Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as printers, digital cameras, gaming devices, PDAs, cellular phones and broadband modems.
      Our AirForcetm wireless LAN product family consists of standards-based transceiver and wireless network process chips, chipsets and software that allow PCs and other devices, such as PDAs and cellular phones, to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Our 54g® chipsets represent our implementation of the IEEE 802.11g wireless LAN standard that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps.
      Continuous software and hardware performance enhancements have refined our wireless LAN product family, which now includes 125 High Speed Modetm technology, which increases the speed of wireless transmissions, BroadRangetm technology, which extends Wi-Fi coverage range, and SecureEasySetuptm, a software wizard that enables simple setup of a secure wireless network. All of our AirForce products also offer advanced security features, including certified support for Wi-Fi Protected Accesstm, or WPA, the Cisco Compatible Extensions, and hardware accelerated Advanced Encryption Standard, or AES, encryption. The entire AirForce family is comprised of all-CMOS solutions that are capable of self-calibrating based on usage temperature and other environmental conditions.

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
      We develop and market GSM, GPRS, EDGE and UMTS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and wireless PDAs. Our cellular and wireless wide area networking products include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip. We also provide a range of handset and cellular modem engineering design services to select customers, encompassing printed circuit board, RF and handset hardware, software development and integration, product verification and certification, and manufacturing support.

Wireless Personal Area Networking
      The Bluetooth® short-range wireless networking standard is a low-cost wire-replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, PDAs, headsets and automotive electronics. Bluetooth short-range wireless connectivity enables personal area networking, or PAN, at speeds up to three Mbps, and can cover distances up to 30 feet. Bluetooth technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless headset connections to cellular phones and wireless mouse and keyboard applications.

      Our Blutonium® family of single-chip Bluetooth devices and software profiles and stacks provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our Bluetooth solutions, all of which have been qualified by the Bluetooth Qualification Board to meet version 1.2 or 2.0 of the Bluetooth specification, are incorporated in PCs, PDAs, wireless mouse and keyboard applications, GSM/ GPRS/ UMTS and CDMA mobile phones, and other end products.
      Our Bluetooth solutions offer the industry’s highest levels of performance and integration with designs in standard CMOS, allowing them to be highly reliable while reducing manufacturing costs. In addition, we have developed InConcerttm coexistence technology to allow products enabled with our AirForce Wi-Fi and Blutonium Bluetooth chips to collaboratively coexist within the same radio frequency.

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
      Our Videocore processors can be used either as standalone multimedia processors or as co-processors in conjunction with a host processor such as a GSM, EDGE or UMTS baseband. Videocore-enabled video and multimedia processors for advanced handheld multimedia products are designed and optimized for video record/playback, mobile TV and 3D mobile gaming. Videocore technology is designed to create power efficient, high performance processors focused on multimedia for cellular handsets, but we are also deploying Videocore processors into a number of other portable applications, where battery life and performance are important.

Voice over IP
      Voice over Internet Protocol refers to the transmission of voice over any IP packet-based network. VoIP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks. Packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build out of the Internet and deregulation of long distance and local phone service.
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
Customers and Strategic Relationships
      We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets.
      Customers currently shipping wired and wireless communications equipment incorporating our products include Alcatel, Apple, Askey, Cisco, D-Link, Dell, Echostar, Hewlett-Packard, IBM, Motorola, Nortel Networks, Samsung, Scientific-Atlanta, Sony Ericsson, Thomson CE and 3Com, among others. To meet the current and future technical needs in our target markets, we have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses.
      As part of our business strategy, we periodically establish strategic relationships with certain key customers. In September 1997 we entered into a development, supply and license agreement with General Instrument, now a wholly-owned subsidiary of Motorola, which provided that we would develop and supply chips for General Instrument’s digital cable set-top boxes. We subsequently modified that agreement to include sales of our cable modem chips, and have entered into further amendments from time to time to amend and/or extend General Instrument’s minimum purchase requirements of chips for cable modems and digital set-top boxes.
      A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented approximately 45.3%, 51.1% and 51.6% of our net revenue in 2005, 2004 and 2003, respectively. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
      We expect that our key customers will continue to account for a substantial portion of our net revenue in 2006 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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
      We believe our key competitive advantages include superior engineering execution and our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

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
Research and Development
      We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2005 we had 3,011 research and development employees, the majority of whom hold advanced degrees. Our work force includes 356 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the system-on-a-chip solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of wired and wireless communications markets with a relatively focused investment in research and development.
      We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2006 and for the foreseeable future. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have design centers in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins, and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; Austin, Texas and Seattle, Washington, among other locations. Internationally, we also have design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Singapore, Taiwan and the United Kingdom, among other locations. We anticipate establishing additional design centers in the United States and in other countries.
      Our research and development expense was $610.1 million, $495.1 million and $434.0 million in 2005, 2004 and 2003, respectively. In addition, for employees engaged in research and development, we had non-cash stock-based compensation expense and stock option exchange expense of $40.6 million, $58.6 million and $384.1 million in 2005, 2004 and 2003, respectively. We also had amortization of purchased intangible assets related to research and development of $0.8 million in 2003. We had no amortization of purchased intangible assets related to research and development in 2005 or 2004.

Manufacturing

Wafer Fabrication
      We manufacture our products using standard CMOS process techniques. The standard nature of these processes permits us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.
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
      We depend on five independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Taiwan, several of which maintain multiple fabrication facilities in various locations. Any inability of one of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.
      Our products are currently fabricated with .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, six and seven layer metal structures. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies, and have begun to migrate certain products to 90 and 65 nanometer, seven to eight layer metal, feature sizes. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, we could experience difficulties in future process migration. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test
      Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our seven key subcontractors: ASAT Ltd. in Hong Kong; STATSChipac in Singapore, Korea, Malaysia and China; Siliconware Precision in Taiwan; United Test and Assembly Center in Singapore; Signetics in Korea; Amkor in Korea, Philippines and China; and Global Advance Packaging & Test in China. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

Quality Assurance
      Manufacturers of wired and wireless communications equipment demand high quality and reliable semiconductors for incorporation into their products. We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. In addition, we subject our designs to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process.
      We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed price-basis, any improvement in yields can reduce our cost per chip.
      As part of our total quality program, we received ISO 9002 certification, a comprehensive International Standards Organization specified quality system, for our Singapore facility. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.
      While every effort is made to monitor and meet the quality requirements of our customers, including the use of industry standard procedures and other additional methods, it is possible that an unanticipated quality problem may result in interruptions or delays in product shipments. In that event, our reputation may be damaged and customers may be reluctant to buy our products, and we may be required to apply significant capital and other resources to remedy any quality problem with our products.

Environmental Management
      We are also focusing on managing the environmental impact of our products. Our manufacturing flow is registered to ISO 14000, the international standards related to environmental management, by our subcontractors. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Product Distribution
      Initially we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility put us closer to our suppliers and many key customers and improved our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. Net revenue derived from actual shipments to international destinations, primarily in Asia, represented approximately 84.5%, 79.0% and 77.7% of our net revenue in 2005, 2004 and 2003, respectively.
Sales and Marketing
      Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted wired and wireless communications markets by providing quality, state-of-the-art products, superior engineering execution and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our sales occur through our direct sales force, which is based in offices located in California, Colorado, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Ohio, Texas and Virginia. We have engaged independent distributors, Arrow Electronics and Avnet, Inc., to service the North American and South American markets.
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
      We market and sell our products internationally through regional offices located in Canada, China, Finland, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom, among other locations, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
Backlog
      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.
Competition
      Wired and wireless communications markets and the semiconductor industry are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers in our target markets include:

•	product quality;

•	product capabilities;

•	level of integration;

•	engineering execution;

•	reliability;

•	price;

•	time-to-market;

•	market presence;

•	standards compliance;

•	system cost;

•	intellectual property;

•	customer interface and support; and

•	reputation.
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
      We hold more than 1,250 U.S. patents and have filed more than 3,600 additional U.S. patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards.
      We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently, or to design around our patents. In addition, effective copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified time period. In addition, we often incorporate the intellectual property of our strategic customers into our designs, and therefore have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful. Moreover, we are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation will result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

      Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, we have in the past and continue to be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. We may also be sued by parties who may seek to invalidate one or more of our patents. Any intellectual property claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or to redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. Even if claims against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In any of these events, our business, financial condition and results of operations may be materially and adversely affected. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license on commercially reasonable terms, if at all.
Employees
      As of December 31, 2005 we had 4,287 full-time, contract and temporary employees, including 3,011 individuals engaged in research and development, 514 engaged in sales and marketing, 313 engaged in manufacturing operations, and 449 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.	Risk Factors
      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.
Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.
      Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation expense commencing in the first quarter of 2006;
•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the gain or loss of a key customer, design win or order;
•	our dependence on a few significant customers for a substantial portion of our revenue;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;
•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;
•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;
•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;
•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;
•	changes in our product or customer mix;
•	the volume of our product sales and pricing concessions on volume sales; and
•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

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
      Additionally, as an increasing number of our chips are being incorporated into consumer products, such as desktop and notebook computers, cellular phones and other mobile communication devices, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, we anticipate greater seasonality and fluctuations in the demand for our products, which may result in greater variations in our quarterly operating results.
      Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.
Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations.
      In December 2004 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. Effective January 1, 2006 we adopted SFAS 123R.
      The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $710.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.
      Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.
Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our Class A common stock may decline.
      We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
      Additionally, in the last three years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced a slowdown in orders and a reduction in net revenue in the fourth quarter of 2004 that we believe was attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.
If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.
      To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 employees, including contractors, as of December 31, 2002 to 4,287 employees, including contractors, as of December 31, 2005. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.
      Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented a new enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system, we anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. In addition, to support our growth we recently signed a lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to begin in the first quarter of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.
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
      Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the Company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms.
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
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 1,250 U.S. patents and have filed more than 3,600 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
      Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 45.3%, 51.1% and 51.6% of our net revenue in 2005, 2004 and 2003, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
      In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue the formation of these strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.
We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.
      We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. We have also recently entered into consigned or customer managed inventory arrangements with certain of our customers, although we have not shipped a significant amount of product under those arrangements as of December 31, 2005. Pursuant to these arrangements we deliver products to a warehouse of the customer or a designated third party based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take product under such an arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.
We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.
      Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our Chief Executive Officer, Scott A. McGregor, and other senior executives. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service, although we do have limited retention arrangements in place with certain executives. The loss of the services of Dr. Samueli, Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.
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
      Equity awards generally comprise a significant portion of our compensation packages for all employees. In April and May 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that we will be able to continue to attract, retain and motivate employees if our Class A common stock experiences another substantial price decline.
      We have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees will increase our operating expenses. We cannot be certain that the changes in our compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
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
We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and wired and wireless communications markets to remain competitive.
      Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these wired and wireless communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the wired and wireless communications markets and to introduce and promote those products successfully. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and wired and wireless communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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
      Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. Our products have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us and our suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.
Our acquisition strategy may be dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.
      A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2005, we acquired 32 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We also continually evaluate the performance and prospects of our various businesses and possible adjustments in our businesses to reflect changes in our assessment of their performance and prospects.
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
      We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, approximately 25.8% of our 2005 net revenue was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented approximately 84.5% of our 2005 net revenue. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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
      We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce our taxes in that country on certain non-investment income. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. However, we cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from such tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.
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
We face intense competition in the semiconductor industry and the wired and wireless communications markets, which could reduce our market share in existing markets and affect our entry into new markets.
      The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and may continue to result in declining average selling prices for some of our products. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own semiconductor solutions. We also expect to encounter further consolidation in the markets in which we compete.

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
      To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in ..25 micron, .22 micron, .18 micron and ..13 micron geometry processes. In addition, we have begun to migrate some of our products to 90-nanometer and 65-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.
      We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has at times in the past been reduced due to strong demand. In addition, a recurrence of severe acute respiratory syndrome, or SARS, or the occurrence of a significant outbreak of avian influenza among humans or another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted.
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
      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use five independent foundries to manufacture substantially all of our semiconductor products, each component is typically manufactured at only one or two foundries at any given time, and if any of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
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
      The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $9.52 and as high as $71.87 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;
•	changes in accounting rules, particularly those related to the expensing of stock options;
•	newly-instituted litigation or an adverse decision or outcome in litigation;
•	announcements of changes in our senior management;
•	the gain or loss of one or more significant customers or suppliers;
•	announcements of technological innovations or new products by our competitors, customers or us;
•	the gain or loss of market share in any of our markets;
•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;
•	continuing international conflicts and acts of terrorism;
•	changes in earnings estimates or investment recommendations by analysts;
•	changes in investor perceptions; or
•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.
      In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.
The independent foundries upon which we rely to manufacture substantially all of our current products, as well as and our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.
      Two of the five third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices are located in Taiwan. Taiwan has experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices. Our California facilities, including our principal executive offices and major design centers, are located near major earthquake fault lines. Our international distribution center is located in Singapore, which could also be subject to an earthquake, tsunami or other natural disaster. If there is a major earthquake or any other natural disaster in a region where one or more of our facilities are located, our operations could be significantly disrupted. Although we have established business interruption plans to prepare for any such event, we cannot guarantee that we will be able to effectively address all interruptions that such an event could cause.

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
      Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We may seek to raise additional capital through the issuance of additional equity or debt securities or by borrowing money, but additional funds may not be available on terms acceptable to us, if at all.
      We believe that our existing cash, cash equivalents and marketable securities, together with cash generated by operations and from the exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities to raise capital under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.
Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.
      As of December 31, 2005 our co-founders, directors, executive officers and their respective affiliates beneficially owned approximately 15.6% of our outstanding common stock and held 62.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2005 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of approximately 14.5% of our outstanding common stock and held 61.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.
Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.
      Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared to one vote per share in the case of our Class A common stock) as well as the right to vote separately as a class (i) as required by law and (ii) in the case of a proposed issuance of additional shares of Class B common stock, unless such issuance is approved by at least two-thirds of the members of the Board of Directors then in office. Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our co-founders’, directors’ and officers’ ownership of a majority of the Class B common stock, or the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for our stock. These factors may also materially and adversely affect voting and other rights of the holders of our common stock and the market price of our Class A common stock.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, we lease additional design facilities in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins, and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; Austin, Texas and Seattle, Washington, among other locations.
      Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations.
      In addition, we lease various sales and marketing facilities in the United States and several other countries.
      The leased facilities comprise an aggregate of approximately 2.0 million square feet. Our principal facilities have lease terms expiring between 2006 and 2017. We believe that the facilities under lease by us will be adequate for at least the next 12 months. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from our present location to a new, larger facility in Irvine, which will consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007.
      For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings
      The information set forth under Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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
Market Information and Holders
      Our Class A common stock is traded on the NASDAQ National Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the NASDAQ National Market:

	High	Low

Year Ending December 31, 2006

First Quarter (through February 10, 2006)	$71.87	$46.44

Year Ended December 31, 2005

Fourth Quarter	$49.92	$39.57

Third Quarter	47.12	35.66

Second Quarter	38.50	27.37

First Quarter	34.07	29.10

Year Ended December 31, 2004

Fourth Quarter	$34.49	$25.61

Third Quarter	46.75	25.25

Second Quarter	47.05	36.51

First Quarter	45.00	34.08
      As of December 31, 2005 there were 1,725 record holders of our Class A common stock and 263 record holders of our Class B common stock. On February 10, 2006 the last reported sale price of our Class A common stock on the NASDAQ National Market was $69.01 per share.
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
Recent Sales of Unregistered Securities
      In the three months ended December 31, 2005, we issued an aggregate of 1.5 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities
      In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors.
      The following table details the repurchases that were made under the program during the three months ended December 31, 2005:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number		Shares Purchased	That May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan

	(In		(In thousands)	(In thousands)
	thousands)

October 3, 2005 — October 31, 2005	622	$43.72	622

November 1, 2005 — November 30, 2005	415	$45.03	415

December 1, 2005 — December 30, 2005	249	$48.11	249

Total	1,286	$45.00	1,286	$96,248 (1)

(1)	Such amount represents the approximate dollar value available under the program for repurchases of additional shares of our Class A common stock at December 31, 2005, prior to the amendment of the program described below.
     Under the program, through January 25, 2006 we repurchased a total of approximately 3.7 million shares of our Class A common stock at a weighted average price of $42.12 per share, for $156.0 million including transaction costs.
      On January 25, 2006 the Board of Directors approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other factors. The program does not obligate Broadcom to acquire any particular amount of Class A common stock and may be suspended at any time at our discretion.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)

Consolidated Statement of Operations Data

Net revenue	$2,670,788	$2,400,610	$1,610,095	$1,082,948	$961,821

Cost of revenue(1)	1,263,477	1,191,927	821,794	591,480	540,395

Cost of revenue — stock-based compensation	1,746	1,367	17,982	12,917	17,338

Gross profit	1,405,565	1,207,316	770,319	478,551	404,088

Operating expense:

Research and development(1)	610,059	495,075	434,018	461,804	446,648

Research and development — stock-based compensation	40,569	58,611	219,337	252,365	319,357

Selling, general and administrative(1)	244,926	212,727	190,138	165,267	155,448

Selling, general and administrative — stock-based compensation	17,689	14,709	44,623	107,425	157,173

Amortization of purchased intangible assets	4,033	3,703	3,504	22,387	27,192

Settlement costs	110,000	68,700	194,509	3,000	3,000

In-process research and development	43,452	63,766	—	—	109,710

Impairment of goodwill and other intangible assets	500	18,000	439,611	1,265,038	1,181,649

Restructuring costs (reversal)	(2,500)	—	2,932	119,680	34,281

Stock option exchange	—	—	209,266	—	7,509

Amortization of goodwill	—	—	—	—	753,042

Income (loss) from operations	336,837	272,025	(967,619)	(1,918,415)	(2,790,921)

Interest income, net	51,207	15,010	6,828	12,183	23,019

Other income (expense), net	3,465	7,317	26,053	(32,750)	(30,875)

Income (loss) before income taxes	391,509	294,352	(934,738)	(1,938,982)	(2,798,777)

Provision (benefit) for income taxes	(20,220)	75,607	25,127	297,594	(56,729)

Net income (loss)	$411,729	$218,745	$(959,865)	$(2,236,576)	$(2,742,048)

Net income (loss) per share (basic)(2)	$1.21	$.68	$(3.29)	$(8.35)	$(10.79)

Net income (loss) per share (diluted)(2)	$1.10	$.63	$(3.29)	$(8.35)	$(10.79)

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)

Consolidated Balance Sheet Data

Cash and cash equivalents	$1,437,276	$858,592	$558,669	$389,555	$403,758

Working capital	1,741,254	1,087,342	492,227	187,767	265,107

Goodwill and purchased intangible assets, net	1,156,934	1,079,262	834,319	1,252,639	2,338,740

Total assets	3,752,199	2,885,839	2,017,622	2,216,153	3,631,409

Long-term debt, including current portion	—	—	—	113,470	118,046

Total shareholders’ equity	3,145,439	2,365,986	1,489,805	1,644,521	3,207,410

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions and the effects of our stock option exchange programs in 2003 and 2001. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

(2)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.
     The table above sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2005. Certain amounts in the selected consolidated financial data above have been reclassified to conform with the 2005 presentation. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
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
      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.
Overview
      Broadcom Corporation is a global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/O server solutions; broadband network and security processors; wireless and personal area networking; cellular and terrestrial wireless communications; and Voice over Internet Protocol (VoIP) gateway and telephony systems.
      Net Revenue. We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in multiple markets. We utilize independent foundries to manufacture all of our semiconductor products.
      Our net revenue is generated principally by sales of our semiconductor products. Such sales represented approximately 99.1%, 99.0% and 98.5% of our total net revenue in 2005, 2004 and 2003, respectively. We derive the remaining balance of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.
      The majority of our sales occur through the efforts of our direct sales force. Sales made through distributors represented approximately 15.6%, 9.6% and 7.1% of our total net revenue in 2005, 2004 and 2003, respectively. The increase in 2005 was the result of more of our solutions being sold through distributors in Asia.
      The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the semiconductor industry and wired and wireless communications markets;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	seasonality in the demand for consumer products into which our solutions are incorporated;
•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
      For these and other reasons, our net revenue and results of operations in 2005 and prior periods may not necessarily be indicative of future net revenue and results of operations.
      From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of Broadcom solutions that are incorporated into consumer products, sales of which are typically subject to greater seasonality and greater volume fluctuations than non-consumer OEM products.

      Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2005	2004	2003

Motorola	15.5%	12.4%	*

Hewlett-Packard	*	12.9	15.5%

Dell	*	*	11.9

Five largest customers as a group	45.3	51.1	51.6

*	Less than 10% of net revenue.
     We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
      Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Years Ended
	December 31,

	2005	2004	2003

Asia (primarily in Taiwan, Korea and China)	17.8%	15.0%	19.6%

Europe (primarily in France and the United Kingdom)	7.6	6.4	5.9

Other	0.4	0.2	0.3

	25.8%	21.6%	25.8%

      Net revenue derived from shipments to international destinations, primarily to Asia, represented approximately 84.5%, 79.0% and 77.7% of our net revenue in 2005, 2004 and 2003, respectively.
      All of our revenue to date has been denominated in U.S. dollars.
      Gross Margin. Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales;
•	stock-based compensation expense;
•	the position of our products in their respective life cycles;
•	the effects of competition;
•	the effects of competitive pricing programs;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as prototyping expenses;
•	product warranty costs;
•	provisions for excess or obsolete inventories;
•	amortization of purchased intangible assets; and
•	licensing and royalty arrangements.
      Net Income (Loss). Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	amortization of purchased intangible assets;
•	in-process research and development, or IPR&D;

•	settlement costs;
•	impairment of goodwill and other intangible assets;
•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;
•	gain (loss) on strategic investments;
•	stock-option exchange expense; and
•	restructuring costs or reversals thereof.

      In 2005 our net income was approximately $411.7 million as compared to $218.7 million in 2004, a difference of $193.0 million. This improvement in profitability in 2005 was the direct result of a 11.3% improvement in net revenue and a 2.3 percentage point improvement in gross margin. This resulted in an increase of $198.2 million in gross profit. In addition, we had reductions in 2005 in stock-based compensation expense, IPR&D, impairment of intangible assets and provision for income taxes, aggregating approximately $148.3 million, offset by an increase in settlement costs of approximately $41.3 million.
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
      Acquisition Strategy. An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.
      In 2005, 2004 and 2003 we completed eleven acquisitions for original aggregate equity consideration of $292.2 million and cash consideration of $209.3 million. In 2005 we acquired Alliant Networks, Inc., a developer of WLAN embedded software; Zeevo, Inc., a developer of Bluetooth headset chipsets; Siliquent Technologies Inc., a developer of 10 Gigabit Ethernet server controllers; and Athena Semiconductors, Inc., a developer of mobile digital television tuner and low-power Wi-Fi technology. In 2004 we acquired RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software; Sand Video, Inc., a developer of advanced video compression semiconductor technology; M-Stream, Inc., a developer of technology for signal-to-noise ratio performance improvements in cellular handsets; WIDCOMM, Inc., a provider of software solutions for Bluetooth wireless products; Zyray Wireless Inc., a developer of baseband co-processors addressing UMTS mobile devices; and Alphamosaic Limited, a developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices. In 2003 we acquired certain assets of Gadzoox Networks, Inc., a provider of storage networking technology. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.
      Business Enterprise Segments. We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at December 31, 2005, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.
We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments;
•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;
•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and
•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.
      All of our operating segments share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.
      Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2005 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.
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

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our Notes to Consolidated Financial Statements.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. We record estimated income tax liabilities to the extent they are probable and can be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations
      The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2005	2004	2003

Net revenue	100.0%	100.0%	100.0%

Cost of revenue(1)	47.3	49.6	51.1

Cost of revenue — stock-based compensation	0.1	0.1	1.1

Gross profit	52.6	50.3	47.8

Operating expense:

Research and development(1)	22.8	20.6	27.0

Research and development — stock-based compensation	1.5	2.4	13.6

Selling, general and administrative(1)	9.2	8.9	11.8

Selling, general and administrative — stock-based compensation	0.7	0.6	2.7

Amortization of purchased intangible assets	0.2	0.2	0.2

Settlement costs	4.1	2.9	12.1

In-process research and development	1.6	2.7	—

Impairment of goodwill and other intangible assets	0.0	0.7	27.3

Restructuring costs (reversal)	(0.1)	—	0.2

Stock option exchange	—	—	13.0

Income (loss) from operations	12.6	11.3	(60.1)

Interest income, net	1.9	0.7	0.4

Other income, net	0.2	0.3	1.6

Income (loss) before income taxes	14.7	12.3	(58.1)

Provision for income taxes	(0.7)	3.2	1.5

Net income (loss)	15.4%	9.1%	(59.6)%

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions and the effects of the stock option exchange program in 2003. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

Years Ended December 31, 2005 and 2004

Net Revenue, Cost of Revenue and Gross Profit
      The following table presents net revenue, cost of revenue and gross profit for 2005 and 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Net revenue	$2,670,788	100.0%	$2,400,610	100.0%	$270,178	11.3%

Cost of revenue(1)	1,263,477	47.3	1,191,927	49.6	71,550	6.0

Cost of revenue — stock-based compensation	1,746	0.1	1,367	0.1	379	27.7

Gross profit	$1,405,565	52.6%	$1,207,316	50.3%	$198,249	16.4

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions.
     Net Revenue. Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in 2005 as compared to 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Enterprise networking	$1,063,142	39.8%	$1,121,090	46.7%	$(57,948)	(5.2)%

Broadband communications	919,798	34.4	780,383	32.5	139,415	17.9

Mobile and wireless	687,848	25.8	499,137	20.8	188,711	37.8

Net revenue	$2,670,788	100.0%	$2,400,610	100.0%	$270,178	11.3

      The 2005 decrease in net revenue from our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets, which resulted in a $206.8 million decrease in net revenue for those products, offset by an increase in net revenue for our enterprise Ethernet and controller products. The 2005 increase in net revenue from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems. The 2005 increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth and mobile multimedia product offerings, partially offset by weakness in our cellular handset and wireless LAN businesses in the first half of 2005.
      Our enterprise networking products include Ethernet transceivers, controllers, switches, broadband network and security processors, server chipsets and storage products. Our broadband communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and HD DVD and personal video recording devices. Our mobile and wireless products include wireless LAN, cellular, Bluetooth, mobile multimedia and VoIP solutions.

      The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in the fourth quarter of 2005 as compared to the third quarter of 2005:

	Three Months Ended		Three Months Ended
	December 31, 2005		September 30, 2005

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

	(In thousands, except percentages)

Enterprise networking	$303,892	37.1%	$272,144	39.2%	$31,748	11.7%

Broadband communications	249,683	30.4	237,172	34.1	12,511	5.3

Mobile and wireless	267,030	32.5	185,661	26.7	81,369	43.8

Net revenue	$820,605	100.0%	$694,977	100.0%	$125,628	18.1

      The increase in net revenue from the third quarter to the fourth quarter of 2005 resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets. The increase in net revenue in our enterprise networking target market resulted primarily from an increase in net revenue from our enterprise Ethernet products. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth and mobile multimedia product offerings.
      We currently anticipate that total net revenue in the first quarter of 2006 will be approximately $865.0 million to $875.0 million, as compared to $820.6 million in net revenue achieved in the fourth quarter of 2005. In the first quarter of 2006, we expect to see this increase distributed across all three of our major target markets, with the strongest growth expected to come from our broadband communications target market.
      We recorded rebates to certain customers in the amounts of $220.8 million and $263.6 million in 2005 and 2004, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.
      Cost of Revenue and Gross Profit. Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs and provisions for excess or obsolete inventories. Gross profit represents net revenue less the cost of revenue and less stock-based compensation expense for personnel engaged in manufacturing support.
      The 2005 increase in gross profit resulted primarily from the 11.3% increase in net revenue. Gross margin increased from 50.3% in 2004 to 52.6% in 2005. The primary factors that contributed to this 2.3 percentage point improvement were improvements in product margin due to (i) changes in product mix, (ii) benefits from the favorable foundry pricing we were able to negotiate at the beginning of 2005 and (iii) other product cost savings, particularly in the area of yield improvements. In addition, gross margin increased due to a decrease in provisions for excess and obsolete inventory and warranty costs as compared to 2004.

      The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,

	2005	2004

	(In thousands)

Cost of revenue	$11,081	$12,821

Operating expense	4,033	3,703

	$15,114	$16,524

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangibles
	Assets at	Amortizable in
	December 31,
	2005	2006	2007

	(In thousands)

Cost of revenue	$5,423	$4,940	$483

Operating expense	1,909	1,735	174

	$7,332	$6,675	$657

      Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the first quarter of 2006 may be flat or decrease slightly compared to the fourth quarter of 2005. Our gross margin may also be impacted by additional stock-based compensation expense, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.
      Effective January 1, 2006 we adopted SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The balance of unearned stock-based compensation to be included in cost of revenue in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $36.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our cost of revenue will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation focal review program. The value of these grants is not included in the amount above, and the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values. For an additional discussion of the effects of expensing of stock options, see “Recent Accounting Pronouncements,” below.

       Research and Development and Selling, General and Administrative Expenses
      The following table presents research and development and selling, general and administrative expenses for 2005 and 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Research and development(1)	$610,059	22.8%	$495,075	20.6%	$114,984	23.2%

Research and development — stock-based compensation	40,569	1.5	58,611	2.4	(18,042)	(30.8)

Selling, general and administrative(1)	244,926	9.2	212,727	8.9	32,199	15.1

Selling, general and administrative — stock-based compensation	17,689	0.7	14,709	0.6	2,980	20.3

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Research and Development and Selling, General and Administrative Expense — Stock-Based Compensation Expense” below.
     Research and Development Expense. Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, prototyping costs, subcontracting costs and facilities expenses. Amounts associated with stock-based compensation expense for employees engaged in research and development are shown separately. Research and development expense does not include amounts associated with amortization of purchased intangible assets related to research and development activities.
      The 2005 increase in research and development expense resulted primarily from an increase of $81.2 million in personnel-related expenses. The increase in personnel-related expenses is attributable to an increase in the number of employees engaged in research and development activities in 2005, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the first quarter of 2006 will increase from the $168.4 million incurred in the fourth quarter of 2005.
      We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We hold more than 1,250 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
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
      The 2005 increase in selling, general and administrative expense resulted primarily from an increase of $28.1 million in personnel-related expenses. This increase in personnel-related expenses is attributable to an increase in the number of employees engaged in selling, general and administrative activities in 2005, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-

term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the first quarter of 2006 will increase from the $68.0 million incurred in the fourth quarter of 2005.
      Research and Development and Selling, General and Administrative Expense — Stock-Based Compensation Expense. Stock-based compensation expense generally represents the amortization of deferred compensation resulting from restricted stock units issued to employees and unvested equity compensation instruments assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, generally four years. During 2005 we recorded approximately $204.9 million of deferred compensation primarily related to the issuance of approximately 5.6 million restricted stock units in connection with our regular annual equity compensation review for employees as well as for new hire grants. This deferred compensation is being amortized ratably over the vesting periods of the underlying restricted stock units, generally 16 quarters.
      The decrease in research and development stock-based compensation expense in 2005 related primarily to a reduction in the amortization of deferred compensation resulting from assumed unvested equity compensation instruments becoming fully vested and the elimination of deferred compensation as a result of the termination of employment of certain employees, partially offset by the amortization of deferred compensation resulting from the issuance of restricted stock units in 2005.
      Effective January 1, 2006 we adopted SFAS 123R. The balance of unearned stock-based compensation to be included in research and development and selling, general and administrative expense in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $464.9 million and $208.6 million, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our operating expenses will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation focal review program. The value of these grants is not included in the amount above, and the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values. For an additional discussion of the effects of expensing of stock options, see “Recent Accounting Pronouncements,” below.
       Settlement Costs
      We recorded $110.0 million in settlement costs in 2005 primarily related to the settlement of securities class action litigation against us and certain of our current and former officers and directors. We recorded $68.7 million in settlement costs in 2004. Of that amount $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of our settled and outstanding litigation, see Note 12 of Notes to Consolidated Financial Statements.
       In-Process Research and Development
      IPR&D totaled $43.5 million and $63.8 million for acquisitions completed in 2005 and 2004, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation, or FIN, No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB

Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price.
      The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles and market penetration and growth rates.
      The IPR&D charges include only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.
      The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our acquisitions completed in 2005 and 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)

2005 Acquisitions

Zeevo	Bluetooth wireless audio chipset	85%	1.0	$5.5	22%	$6.7

Siliquent	10 GbE server controller	40	1.0	17.3	27	35.0

Athena	Tuners and low-power Wi-Fi	85	0.5	0.9	27	1.8

2004 Acquisitions

RAIDCore	RAID software stack	60	1.0	1.8	23	2.3

Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5

M-Stream	Algorithm implemented in DSP chip	30	1.0	1.3	26	3.7

Zyray	UMTS baseband co-processor	80	1.0	5.6	24	25.9

Alphamosaic	Multimedia co-processor	50	1.0	11.5	21	11.3
      We completed the development projects related to all of our 2004 acquisitions, except for Sand Video. In the case of Sand Video, we reallocated the resources to focus on semiconductor products that we believe are a higher priority. We also completed the development project related to the Zeevo acquisition. All other 2005 development projects are still in process.
      Except for the Sand Video project, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.
      As of the respective acquisition dates of the 2005 and 2004 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition.

Impairment of Goodwill and Other Intangible Assets
      The following table presents impairment of goodwill and other intangible assets for 2005 and 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change

	(In thousands, except percentages)

Impairment of goodwill and other intangible assets	$500	0.0%	$18,000	0.7%	$(17,500)	(97.2)%
      We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2005 and 2004. Upon completion of the 2005 and 2004 annual impairment assessments, we determined no impairment was indicated as the estimated fair values of our four reporting units, determined and identified in accordance with SFAS 142, exceeded their respective carrying values.
      We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 17%, and terminal value growth rates ranging from 0% to 10%%. Publicly available information regarding the market capitalization of our company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.
      In November 2005 we acquired an issued U.S. patent, with various foreign counterparts, related to integrated circuit package testing for $0.5 million. In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market for $18.0 million. The immediate purpose for acquiring these patent portfolios was to assist us in the defense and settlement of then ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also did not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charge for the patent portfolio was classified as an impairment of goodwill and other intangible assets in the consolidated statements of operations in 2004.

      See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill and other intangible assets.

Restructuring Costs
      For a discussion of activity and liability balances related to our past restructuring plans, see Note 10 of Notes to Consolidated Financial Statements.

Interest and Other Income, Net
      The following table presents interest and other income, net, for 2005 and 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Interest income, net	$51,207	1.9%	$15,010	0.7%	$36,197	241.2%

Other income, net	3,465	0.2	7,317	0.3	(3,852)	(52.6)
      Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $1.276 billion at December 31, 2004 to $1.876 billion at December 31, 2005. The weighted average interest rates earned for 2005 and 2004 were 3.48% and 1.73%, respectively.
      Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. We recognized gains from sales of strategic investments in the amounts of $1.2 million and $5.2 million in 2005 and 2004, respectively.

Provision for Income Taxes
      The following table presents the provision for income taxes for 2005 and 2004:

	Years Ended December 31,

	2005		2004

		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

	(In thousands, except percentages)

Provision (benefit) for income taxes	$(20,220)	(0.7)%	$75,607	3.2%	$(95,827)	(126.7)%
      The federal statutory rate was 35% for 2005 and 2004. During 2005 we recorded deductible settlement costs of $110.0 million, which eliminated our 2005 federal taxable income before tax deductions from employee stock options, and we recorded no tax benefits for our resulting domestic tax losses. Other differences between our effective tax rates for 2005 and 2004 resulted primarily from a favorable geographic mix of income and reduced foreign tax rates in 2005. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $28.3 million and $21.3 million in 2005 and 2004, respectively, related to foreign subsidiaries primarily due to the expiration of the statute of limitations for the assessment of taxes related to the prior periods.
      We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we recorded net deferred tax assets of $1.4 million in accordance with SFAS 109. See Note 5 of Notes to Consolidated Financial Statements.

Years Ended December 31, 2004 and 2003

Net Revenue, Cost of Revenue and Gross Profit
      The following table presents net revenue, cost of revenue and gross profit for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Net revenue	$2,400,610	100.0%	$1,610,095	100.0%	$790,515	49.1%

Cost of revenue(1)	1,191,927	49.6	821,794	51.1	370,133	45.0

Cost of revenue — stock-based compensation	1,367	0.1	17,982	1.1	(16,615)	(92.4)

Gross profit	$1,207,316	50.3%	$770,319	47.8%	$436,997	56.7

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions and the effects of the stock option exchange program in 2003.
     Net Revenue. The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in 2004 as compared to 2003:

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

Cost of Revenue and Gross Profit
      The 2004 increase in gross profit resulted primarily from the 49.1% increase in net revenue. Gross margin increased from 47.8% in 2003 to 50.3% in 2004. The primary factors that contributed to this 2.5 percentage point improvement in gross margin were (i) a 1.5 percentage point improvement in product margin primarily due to changes in product mix, and (ii) decreases in stock option exchange expense, the amortization of purchased intangible assets and stock-based compensation expense, which improved gross margin by 0.7, 0.6 and 0.3 percentage points, respectively, offset in part by an increase in the provision for excess and obsolete inventory of 0.4 percentage points.

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
      The 2004 decrease in stock-based compensation expense related primarily to stock option exchange expense of approximately $11.5 million recorded in 2003, as well as a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees. For a further discussion, see “Stock Option Exchange Expense” below.

Research and Development and Selling, General and Administrative Expenses
      The following table presents research and development and selling, general and administrative expenses for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Research and development(1)	$495,075	20.6%	$434,018	27.0%	$61,057	14.1%

Research and development — stock-based compensation	58,611	2.4	219,337	13.6	(160,726)	(73.3)

Selling, general and administrative(1)	212,727	8.9	190,138	11.8	22,589	11.9

Selling, general and administrative — stock-based compensation	14,709	0.6	44,623	2.7	(29,914)	(67.0)

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments we issued, as well as stock options and restricted stock assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Research and Development and Selling, General and Administrative Expense — Stock-Based Compensation Expense” below.

Research and Development Expense
      The 2004 increase in research and development expense resulted primarily from a $41.2 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 22.3% increase in the number of employees engaged in research and development activities in 2004, through acquisitions and hiring. In addition, there were increases in outsourced engineering, facilities and engineering design tool expenses in 2004, offset in part by lower depreciation expense on computer software and equipment.

Selling, General and Administrative Expense
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

Research and Development and Selling, General and Administrative Expense — Stock-Based Compensation Expense
      The 2004 decrease in stock-based compensation expense related primarily to a reduction in the number of assumed unvested options and shares of restricted stock being amortized and the elimination of deferred compensation as a result of the termination of employment of certain employees.

Settlement Costs
      We recorded $68.7 million in settlement costs in 2004. Of this amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs.
      In May 2003 we completed a management transition at our ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by certain employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when we acquired ServerWorks in January 2001. In connection with the settlement, we incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in May 2003. This non-cash charge reflected the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).
      In August 2003 we agreed with Intel Corporation to settle all litigation between the companies as well as litigation involving our respective affiliates. In connection with the settlement agreement, we paid Intel $60.0 million in 2003.
      We recorded an additional $21.2 million in settlement costs in 2003 in connection with the settlement of other litigation and third party claims.

In-Process Research and Development
      IPR&D totaled $63.8 million for acquisitions completed in 2004. No comparable amount of IPR&D was recorded in 2003. For a description of the 2004 IPR&D projects, including the valuation techniques used and significant assumptions at the acquisition dates underlying the valuations, as well as an update on the status of such projects as of December 31, 2005, see the discussion included under “Years Ended December 31, 2005 and 2004,” above.

Impairment of Goodwill and Other Intangible Assets
      We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS 142, in October 2004 and 2003. There was no impairment recorded for goodwill in 2004, however we did record an $18.0 million impairment of other intangible assets in accordance with SFAS 144. For the description of the annual impairment assessment as well as the impairment of other intangible assets in 2004, see the comparable discussion included under “Years Ended December 31, 2005 and 2004,” above.
      In 2003 we recorded an impairment for goodwill and other intangible assets of approximately $439.6 million. In May 2003 we determined that indicators of impairment existed for two of our reporting units, ServerWorks and mobile communications, and an additional impairment assessment was performed at that time. Based on that assessment, we recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the affected reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.
      For a further discussion of impairment of goodwill and other intangible assets, including the primary factors that contributed to the impairment assessment, see Notes 1 and 9 of Notes to Consolidated Financial Statements.

Stock Option Exchange Expense
      In April 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. In connection with the offering, we recorded stock option exchange expenses for employees engaged in research and development and selling, general and administrative activities in the amounts of $164.8 million and $44.5 million, respectively in 2003. No comparable charges were incurred in 2004.
      For further discussion of stock option exchange expense, see Note 8 of Notes to Consolidated Financial Statements.

Interest and Other Income, Net
      The following table presents interest and other income, net, for 2004 and 2003:

	Years Ended December 31,

	2004		2003

		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

	(In thousands, except percentages)

Interest income, net	$15,010	0.7%	$6,828	0.4%	$8,182	119.8%

Other income, net	7,317	0.3	26,053	1.6	(18,736)	(71.9)
      Interest Income, Net. The increase in 2004 was primarily the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates.
      Other Income, Net. We recognized gains from strategic investments in the amounts of $5.2 million and $24.4 million in 2004 and 2003, respectively. The 2003 gain on investment was incurred on an investment that was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at the time. The 2003 gain was offset in part by $2.3 million in losses, representing other-than-temporary declines in the value of other strategic investments.

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
Subsequent Events

Increase in Share Repurchase Program
      On January 25, 2006 our Board of Directors approved an amendment to the share repurchase program authorized in February 2005. The amendment extends the program through January 26, 2007 and authorizes the repurchase of additional shares of the our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007.

Stock Split
      On January 25, 2006 our Board of Directors approved a three-for-two split of our common stock, which will be effected in the form of a stock dividend. Holders of record of our Class A and Class B common stock as of the close of business on February 6, 2006 ( “Record Date”) will receive one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the Record Date. The additional Class A and Class B shares will be distributed on or about February 21, 2006. Cash will be paid in lieu of fractional shares. Share and per share amounts in the accompanying Consolidated Financial Statements have not been restated to reflect this pending stock split.

Pending Acquisition
      In January 2006 we announced that we had signed a definitive agreement to acquire Sandburst Corporation, a privately-held fabless semiconductor company specializing in the design and development of scalable packet switching and routing systems-on-a-chip (SoCs) that are deployed in enterprise core and metropolitan Ethernet networks. We expect to pay total consideration of approximately $80 million in connection with the acquisition. Of such consideration, $75 million will be paid in cash upon closing of the acquisition in exchange for all outstanding shares of capital stock and vested stock options of Sandburst. A portion of the cash consideration will be placed in escrow pursuant to the terms of the acquisition agreement. Broadcom will also assume all unvested employee stock options of Sandburst, which will entitle the holders to receive, upon vesting, up to approximately 100,000 shares of Broadcom Class A common stock, having a total value of approximately $5 million based upon the terms of the acquisition agreement. The closing, which is expected to occur during the first quarter of 2006, remains subject to customary closing conditions. We may record a one-time charge for purchased in-process research and development expenses related to the acquisition in the first quarter of 2006. The amount of that charge, if any, has not yet been determined.
Recent Accounting Pronouncements
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. Effective January 1, 2006 we adopted SFAS 123R. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments.
      The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. The balance of unearned stock-based compensation to be included in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $710.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.
      Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 related to such excess tax deductions was $81.8 million. No comparable amounts were recorded in 2005 or 2003.
Liquidity and Capital Resources
      Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and marketable securities:

	December 31,	December 31,	Increase
	2005	2004	(Decrease)

	(In thousands)

Working capital	$1,741,254	$1,087,342	$653,912

Cash and cash equivalents(1)	$1,437,276	$858,592	$578,684

Short-term marketable securities(1)	295,402	324,041	(28,639)

Long-term marketable securities	142,843	92,918	49,925

	$1,875,521	$1,275,551	$599,970

(1)	Included in working capital.
     Our working capital increased in 2005 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by cash paid to settle our securities class action litigation, the purchase of long-term marketable securities and property and equipment, acquisitions, and repurchases of our Class A common stock.
      Cash Provided and Used in 2005 and 2004. Cash and cash equivalents increased to $1.437 billion at December 31, 2005 from $858.6 million at December 31, 2004 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.
      In 2005 our operating activities provided $446.7 million in cash. This was primarily the result of $411.7 million in net income and $171.3 million in net non-cash operating expenses, offset in part by net cash used of $136.3 million in changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and gains on strategic investments. In 2004 our operating activities provided $501.8 million in cash. This was primarily the result of $218.7 million in net income and $324.7 million in net non-cash operating expenses, offset in part by net cash used of $41.6 million from changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets, tax benefit from stock plans and gains on strategic investments.
      Accounts receivable increased $102.3 million from $205.1 million in 2004 to $307.4 million in 2005. The increase in accounts receivable was primarily the result of the $281.2 million increase in net revenue in the fourth quarter of 2005 to $820.6 million, as compared with $539.4 million in the fourth quarter of 2004. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.
      Inventories increased $66.3 million, from $128.3 million in 2004 to $194.6 million in 2005, primarily in response to higher levels of purchase orders received from our customers and the buildup of buffer inventories based upon our forecast of future demand for certain key products. In the future, our inventory levels will continue to be determined based on the level of purchase orders received as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
      Investing activities used cash of $173.1 million in 2005, which was primarily the result of $111.5 million net cash paid in acquisitions, the purchase of $41.8 million of capital equipment to support our operations, $21.3 million used in the net purchase of marketable securities and the purchase of $0.5 million of strategic investments, offset by $1.9 million in net proceeds received from the sale of strategic investments. Investing activities used cash of $456.0 million in 2004, which was primarily the result of $333.3 million used in the net purchase of marketable securities, $74.8 million net cash paid in acquisitions, the purchase of $49.9 million of capital equipment to support our operations and the purchase of $3.2 million of strategic investments, offset by $5.2 million in net proceeds received from the sale of strategic investments.
      Our financing activities provided $305.1 million in cash in 2005, which was primarily the result of $458.1 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan, offset in part by $153.8 million in repurchases of our Class A common stock pursuant to our share repurchase program implemented in February 2005 and $2.5 million for the repayment of debt assumed in connection with an acquisition. Our financing activities provided $254.1 million in cash in 2004, which was primarily the result of $253.3 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan.
      In January 2006, we amended our share repurchase program to authorize repurchases of Class A common stock having an aggregate market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007, depending on market conditions and other factors.
      Due to the increase in the price of our Class A common stock, a greater number of stock options were exercised by employees, and we received more proceeds from the exercise of stock options, in 2005 than in 2004. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2005 and 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.
      In January 2006 we received approximately $236.9 million from the exercise of stock options. The effects of those exercises are not included in our financial position as of December 31, 2005.
      Obligations and Commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2005:

	Payment Obligations by Year

						There-
	2006	2007	2008	2009	2010	after	Total

	(In thousands)

Operating leases	$95,862	$88,986	$64,601	$41,445	$29,733	$132,670	$453,297

Inventory and related purchase obligations	297,468	612	—	—	—	—	298,080

Other purchase obligations	38,303	2,135	—	—	—	—	40,438

Restructuring liabilities	8,083	3,663	1,790	1,790	895	—	16,221

Accrued settlement payments	2,047	2,000	2,000	—	—	—	6,047

Total	$441,763	$97,396	$68,391	$43,235	$30,628	$132,670	$814,083

      We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from its present location to new facilities in Irvine, California with an aggregate of approximately 0.7 million square feet. The lease term is for a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table above.
      Inventory and related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. We depend upon third party subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from subcontractors well in advance. We expect to receive and pay for these materials and services within the ensuing six months. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation.
      Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, and information systems infrastructure, and other purchase commitments made in the ordinary course of business.
      Our restructuring liabilities represent estimated future lease and operating costs from restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in our consolidated balance sheet.
      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in 2004 and 2003. These amounts are included in our consolidated balance sheet.
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
      Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.
      Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;
•	repurchases of our Class A common stock;
•	litigation expenses, settlements and judgments;
•	volume price discounts and customer rebates;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	changes in our compensation policies;
•	issuance of restricted stock units and the related payments in cash for withholding taxes due from employees during 2006 and possibly during future years;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products;
•	our relationships with suppliers and customers;
•	the availability of sufficient foundry, assembly and test capacity and packaging materials;
•	expenses related to our restructuring plans;
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and
•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

      In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2005 the carrying value of our cash and cash equivalents approximated fair value.
      Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of December 31, 2005 the carrying value and fair value of these securities were approximately $438.2 million and $435.7 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.
      The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of December 31, 2005 and 2004, respectively, were as follows:

	Carrying				Fair
	Value	Maturity			Value
	December 31,				December 31,
	2005	2006	2007	2008	2005

	(In thousands, except interest rates)

Investments

Cash equivalents	$835,598	$835,598	$—	$—	$835,202

Weighted average interest rate	4.38%	4.38%	—	—

Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702

Weighted average interest rate	3.77%	3.62%	3.94%	4.45%

	Carrying				Fair
	Value	Maturity			Value
	December 31,				December 31,
	2004	2005	2006	2007	2004

	(In thousands, except interest rates)

Investments

Cash equivalents	$356,845	$356,845	$—	$—	$356,831

Weighted average interest rate	2.33%	2.33%	—	—

Marketable securities	$416,959	$324,041	$69,717	$23,201	$415,757

Weighted average interest rate	2.40%	2.30%	2.64%	3.12%
      Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of December 31, 2005, the carrying and fair value of our strategic investments was approximately $5.0 million.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this Report.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Broadcom Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Broadcom Corporation and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Orange County, California
February 9, 2006

Item 9B.	Other Information
      On February 8, 2006 our Board of Directors approved a new cash compensation program for non-employee directors of the company, which supersedes all prior cash compensation arrangements for non-employee directors effective as of January 1, 2006. Under the new program, each non-employee director will receive an annual cash retainer of $75,000. The Chairman of the Audit Committee will receive an additional $25,000 annual cash retainer and the Chairmen of the Compensation and Nominating & Corporate Governance Committees and the Lead Independent Director will each receive an additional $10,000 annual cash retainer. All of the retainers will be paid in quarterly installments in arrears, and will be prorated as appropriate based upon the capacities in which each individual non-employee director serves from time to time. Directors who are also employees of Broadcom will continue to receive no additional cash compensation for their service as directors.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Broadcom Corporation
      We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadcom Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Orange County, California
February 9, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2005	2004

Assets

Current assets:

Cash and cash equivalents	$1,437,276	$858,592

Short-term marketable securities	295,402	324,041

Accounts receivable (net of allowance for doubtful accounts of $6,242 in 2005 and $6,900 in 2004)	307,356	205,135

Inventory	194,571	128,294

Prepaid expenses and other current assets	101,271	68,380

Total current assets	2,335,876	1,584,442

Property and equipment, net	96,438	107,160

Long-term marketable securities	142,843	92,918

Goodwill	1,149,602	1,062,188

Purchased intangible assets, net	7,332	17,074

Other assets	20,108	22,057

Total assets	$3,752,199	$2,885,839

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$289,069	$171,248

Wages and related benefits	69,837	42,697

Deferred revenue	2,053	3,648

Accrued liabilities	233,663	279,507

Total current liabilities	594,622	497,100
Commitments and contingencies

Long-term liabilities	12,138	22,753

Shareholders’ equity:

Convertible preferred stock, $.0001 par value:

Authorized shares — 10,000,000 — none issued and outstanding	—	—

Class A common stock, $.0001 par value:
Authorized shares — 800,000,000
Issued and outstanding shares —

297,874,346 in 2005 and 273,112,763 in 2004	30	27

Class B common stock, $.0001 par value:
Authorized shares — 400,000,000
Issued and outstanding shares —

51,672,950 in 2005 and 57,395,782 in 2004	5	6

Additional paid-in capital	9,243,062	8,741,045

Notes receivable from employees	(4,743)	(7,955)

Deferred compensation	(178,217)	(40,701)

Accumulated deficit	(5,915,806)	(6,327,535)

Accumulated other comprehensive income	1,108	1,099

Total shareholders’ equity	3,145,439	2,365,986

Total liabilities and shareholders’ equity	$3,752,199	$2,885,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Net revenue	$2,670,788	$2,400,610	$1,610,095

Cost of revenue(1)	1,263,477	1,191,927	821,794

Cost of revenue — stock-based compensation	1,746	1,367	17,982

Gross profit	1,405,565	1,207,316	770,319

Operating expense:

Research and development(1)	610,059	495,075	434,018

Research and development — stock-based compensation	40,569	58,611	219,337

Selling, general and administrative(1)	244,926	212,727	190,138

Selling, general and administrative — stock-based compensation	17,689	14,709	44,623

Amortization of purchased intangible assets	4,033	3,703	3,504

Settlement costs	110,000	68,700	194,509

In-process research and development	43,452	63,766	—

Impairment of goodwill and other intangible assets	500	18,000	439,611

Restructuring costs (reversal)	(2,500)	—	2,932

Stock option exchange	—	—	209,266

Income (loss) from operations	336,837	272,025	(967,619)

Interest income, net	51,207	15,010	6,828

Other income, net	3,465	7,317	26,053

Income (loss) before income taxes	391,509	294,352	(934,738)

Provision (benefit) for income taxes	(20,220)	75,607	25,127

Net income (loss)	$411,729	$218,745	$(959,865)

Net income (loss) per share (basic)	$1.21	$.68	$(3.29)

Net income (loss) per share (diluted)	$1.10	$.63	$(3.29)

Weighted average shares (basic)	338,978	319,442	292,009

Weighted average shares (diluted)	373,964	349,037	292,009

(1)	Excludes stock-based compensation expense, which is presented separately by respective expense category. Stock-based compensation expense includes the impact of restricted stock units and certain other equity compensation instruments issued by the Company, as well as stock options and restricted stock assumed in acquisitions and the effects of the stock option exchange program in 2003.
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Notes			Accumulated
	Common Stock		Additional	Receivable			Other	Total
			Paid-In	From	Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	Income	Equity

Balance at December 31, 2002	277,804	$28	$7,698,399	$(12,847)	$(454,890)	$(5,586,415)	$246	$1,644,521

Acquisitions, net	2,565	—	17,837	—	—	—	—	17,837

Shares issued pursuant to stock awards, net	14,866	2	182,716	—	—	—	—	182,718

Employee stock purchase plan	2,213	—	24,777	—	—	—	—	24,777

Repayment of notes receivable	—	—	—	1,941	—	—	—	1,941

Deferred compensation, net	—	—	30,363	—	(30,363)	—	—	—

Stock-based compensation expense	—	—	7,544	—	352,003	—	—	359,547

Stock option exchange	8,574	1	162,305	—	55,634	—	—	217,940

Components of comprehensive loss:

Change in net unrealized loss on investments	—	—	—	—	—	—	(61)	(61)

Reclassification adjustment for net realized gain included in net loss	—	—	—	—	—	—	137	137

Translation adjustments	—	—	—	—	—	—	313	313

Net loss	—	—	—	—	—	(959,865)	—	(959,865)

Comprehensive loss	—	—	—	—	—	—	—	(959,476)

Balance at December 31, 2003	306,022	31	8,123,941	(10,906)	(77,616)	(6,546,280)	635	1,489,805

Acquisitions, net	7,371	1	244,212	(34)	—	—	—	244,179

Shares issued pursuant to stock awards, net	14,570	1	222,314	—	—	—	—	222,315

Employee stock purchase plan	2,546	—	31,008	—	—	—	—	31,008

Tax benefit realized from stock plans	—	—	81,798	—	—	—	—	81,798

Repayment of notes receivable	—	—	—	2,985	—	—	—	2,985

Deferred compensation, net	—	—	37,053	—	(37,053)	—	—	—

Stock-based compensation expense	—	—	719	—	73,968	—	—	74,687

Components of comprehensive income:

Change in net unrealized loss on investments	—	—	—	—	—	—	(3)	(3)

Translation adjustments	—	—	—	—	—	—	467	467

Net income	—	—	—	—	—	218,745	—	218,745

Comprehensive income	—	—	—	—	—	—	—	219,209

Balance at December 31, 2004	330,509	33	8,741,045	(7,955)	(40,701)	(6,327,535)	1,099	2,365,986

Acquisitions, net	28	—	172	—	—	—	—	172

Shares issued pursuant to stock awards, net	20,924	2	417,633	—	—	—	—	417,635

Employee stock purchase plan	1,742	—	40,444	—	—	—	—	40,444

Repurchases of Class A common stock	(3,656)	—	(153,752)	—	—	—	—	(153,752)

Repayment of notes receivable	—	—	—	3,212	—	—	—	3,212

Deferred compensation, net	—	—	195,833	—	(195,833)	—	—	—

Stock-based compensation expense	—	—	1,687	—	58,317	—	—	60,004

Components of comprehensive income:

Reclassification adjustment for net realized gain included in net income	—	—	—	—	—	—	1	1

Translation adjustments	—	—	—	—	—	—	8	8

Net income	—	—	—	—	—	411,729	—	411,729

Comprehensive income	—	—	—	—	—	—	—	411,738

Balance at December 31, 2005	349,547	$35	$9,243,062	$(4,743)	$(178,217)	$(5,915,806)	$1,108	$3,145,439

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Operating activities

Net income (loss)	$411,729	$218,745	$(959,865)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	53,413	75,166	70,237

Stock-based compensation expense:

Restricted stock units issued by the Company	35,195	2,790	—

Stock options and restricted stock assumed in acquisitions and certain other equity compensation instruments issued by the Company	24,809	71,897	270,488

Additional acquisition-related items:

Amortization of purchased intangible assets	15,114	16,524	20,711

In-process research and development	43,452	63,766	—

Impairment of goodwill and intangible assets	500	18,000	439,611

Gain on strategic investments, net	(1,163)	(5,231)	(22,041)

Tax benefit realized from stock plans	—	81,798	—

Non-cash stock option exchange expense	—	—	217,940

Non-cash settlement costs	—	—	88,087

Non-cash restructuring charges	—	—	972

Non-cash development revenue	—	—	(508)

Change in operating assets and liabilities:

Accounts receivable	(101,412)	23,631	(91,019)

Inventory	(65,234)	(22,310)	(57,554)

Prepaid expenses and other assets	(27,456)	(22,080)	(27,786)

Accounts payable	109,125	(57,186)	50,828

Accrued settlement liabilities	(10,653)	1,933	14,767

Other accrued liabilities	(40,711)	34,395	15,771

Net cash provided by operating activities	446,708	501,838	30,639

Investing activities

Purchases of property and equipment, net	(41,767)	(49,931)	(47,932)

Net cash paid for acquisitions	(111,454)	(74,846)	(5,862)

Purchases of strategic investments	(467)	(3,216)	(2,500)

Proceeds from sales of strategic investments	1,893	5,231	29,152

Purchases of marketable securities	(596,086)	(525,949)	(69,637)

Proceeds from maturities of marketable securities	574,800	144,546	139,288

Proceeds from sale of available for sale marketable securities	—	48,145	—

Net cash provided by (used in) investing activities	(173,081)	(456,020)	42,509

Financing activities

Payments on assumed debt and other obligations	(2,482)	(2,203)	(113,470)

Net proceeds from issuance of common stock	458,079	253,323	207,495

Repurchases of Class A common stock	(153,752)	—	—

Repayment of notes receivable by employees	3,212	2,985	1,941

Net cash provided by financing activities	305,057	254,105	95,966

Increase in cash and cash equivalents	578,684	299,923	169,114

Cash and cash equivalents at beginning of year	858,592	558,669	389,555

Cash and cash equivalents at end of year	$1,437,276	$858,592	$558,669

Supplemental disclosure of cash flow information

Interest paid	$33	$57	$1,019

Income taxes paid	$3,807	$5,234	$8,355

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Summary of Significant Accounting Policies
The Company
      Broadcom Corporation (the “Company”) is a global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular and terrestrial wireless communications; and Voice over Internet Protocol (VoIP) gateway and telephony systems.
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
      The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Revenue Recognition
      The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented approximately 99.1%, 99.0% and 98.5% of its total net revenue in 2005, 2004 and 2003, respectively. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.
      The majority of the Company’s sales occur through the efforts of its direct sales force. The Company derived approximately 15.6%, 9.6% and 7.1% of its total net revenue from sales made through distributors in 2005, 2004 and 2003, respectively.
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
Allowance for Doubtful Accounts
      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience.
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
      The Company invests its cash in deposits and money market funds with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations with strong credit ratings and in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.
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
      The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company’s investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when an other-than-temporary decline has occurred.
Inventory
      Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.
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
Goodwill and Purchased Intangible Assets
      Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
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
Income Taxes
      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.
Stock-Based Compensation
      The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
      In accordance with APB 25, for the year ended December 31, 2005 and prior years, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption. The amount of such deferred compensation per share is equal to the excess of fair market value over the exercise price on such date. The Company records deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is the pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)

Net income (loss) — as reported	$411,729	$218,745	$(959,865)

Add: Stock-based compensation expense included in net income (loss) — as reported	60,004	74,687	577,487

Deduct: Stock-based compensation expense determined under the fair value method	(452,257)	(676,864)	(1,025,896)

Net income (loss) — pro forma	$19,476	$(383,432)	$(1,408,274)

Net income (loss) per share (basic) — as reported	$1.21	$.68	$(3.29)

Net income (loss) per share (diluted) — as reported	$1.10	$.63	$(3.29)

Net income (loss) per share (basic) — pro forma	$0.06	$(1.20)	$(4.82)

Net income (loss) per share (diluted) — pro forma	$0.05	$(1.20)	$(4.82)

      The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Rights

	2005	2004	2003	2005	2004	2003

Expected life (in years)	3.20	4.73	4.00	1.28	1.59	1.28

Volatility	0.40	0.64	0.70	0.38	0.64	0.70

Risk-free interest rate	4.00%	3.40%	2.74%	3.91%	2.40%	1.57%

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Weighted average fair value	$10.97	$19.19	$16.88	$7.23	$7.36	$5.90
In addition, the weighted average fair values of the restricted stock units awarded in 2005 and 2004 were approximately $34.63 and $28.20 per share, respectively, calculated based on the fair market value per share on the respective grant dates.
      The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the year ended December 31, 2005 the Company refined its expected life assumption based on historical information and changed its volatility assumption based on implied volatility. The Company believes that its current assumptions generate a more representative estimate of fair value.
      For purposes of the foregoing pro forma illustration, the fair value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of the Company’s stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

      In addition to APB 25 and the disclosure-only alternative of SFAS 123, the Company complied with the provisions of FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future vesting period. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.
      In addition, the Company has complied with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which requires use of the variable accounting method with respect to certain stock options assumed in connection with acquisitions in which contingent consideration was paid. Stock-based compensation expense with respect to such options was based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price.
      In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. Effective January 1, 2006 the Company adopted SFAS 123R. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.
      The adoption of the SFAS 123R fair value method will have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $710.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The Company anticipates it will grant additional employee stock options and restricted stock units in the second quarter of 2006 as part of its regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.
      Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on the Company’s results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as illustrated in the pro forma table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 related to such excess tax deductions was $81.8 million. No comparable amounts were recorded in 2005 or 2003.
Contingent Consideration
      The aggregate consideration for certain of the Company’s acquisitions increased when certain future internal performance goals were later satisfied. Such additional consideration was paid in the form of additional shares of the Company’s Class A common stock, which were reserved for that purpose. Any additional consideration paid was allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition
      In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its Class A common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill
      In accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Amount Allocated to Deferred Compensation
      Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation to stock-based compensation expense over the remaining vesting periods of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.
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
Net Income (Loss) Per Share
      Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Class A common stock results in a greater dilutive effect from outstanding options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a greater dilutive effect on net income (loss) per share.

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
Comprehensive Income
      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains or losses on investments.
Business Enterprise Segments
      The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at December 31, 2005, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.
      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.
      The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its four operating segments;
•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing processes;
•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate the Company’s integrated circuits into their electronic products; and
•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

      All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of the operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.
      Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of December 31, 2005 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.
Reclassifications
      Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the current year presentation.

2.	Supplemental Financial Information
Inventory
      The following table presents details of the Company’s inventory:

	December 31,

	2005	2004

	(In thousands)

Work in process	$86,445	$38,659

Finished goods	108,126	89,635

	$194,571	$128,294

Property and Equipment
      The following table presents details of the Company’s property and equipment:

		December 31,

	Useful Life	2005	2004

	(In years)
		(In thousands)

Leasehold improvements	1 to 7	$54,005	$48,556

Office furniture and equipment	3 to 7	22,387	28,351

Machinery and equipment	3 to 5	142,218	128,187

Computer software and equipment	2 to 4	85,970	142,620

Construction in progress	N/A	4,552	9,436

		309,132	357,150

Less accumulated depreciation and amortization		(212,694)	(249,990)

		$96,438	$107,160

Goodwill
      The following table presents the changes in the carrying value of the Company’s goodwill:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Beginning balance	$1,062,188	$827,652	$1,228,603

Goodwill recorded in connection with acquisitions (Note 3)	90,311	239,351	—

Goodwill recorded in connection with contingent consideration earned (Note 3)	—	—	51,315

Impairment losses (Note 9)	—	—	(438,611)

Escrow related and other	(2,897)	(4,815)	(13,655)

Ending balance	$1,149,602	$1,062,188	$827,652

Purchased Intangible Assets
      The following table presents details of the Company’s purchased intangible assets:

	December 31, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

			(In thousands)

Completed technology	$156,099	$(150,676)	$5,423	$152,230	$(140,066)	$12,164

Customer relationships	46,266	(45,228)	1,038	46,266	(41,997)	4,269

Customer backlog	3,316	(3,316)	—	2,845	(2,845)	—

Other	7,214	(6,343)	871	6,182	(5,541)	641

	$212,895	$(205,563)	$7,332	$207,523	$(190,449)	$17,074

      The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,

	2005	2004

	(In thousands)

Cost of revenue	$11,081	$12,821

Operating expense	4,033	3,703

	$15,114	$16,524

      The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangible
	Assets at	Amortizable in
	December 31,
	2005	2006	2007

	(In thousands)

Cost of revenue	$5,423	$4,940	$483

Operating expense	1,909	1,735	174

	$7,332	$6,675	$657

      Should the Company acquire purchased intangible assets in the future, its cost of revenue and/or other operating expenses will be increased by the amortization of those assets.

Other Assets
      The following table presents details of the Company’s other assets:

	December 31,

	2005	2004

	(In thousands)

Strategic investments (Note 4)	$4,968	$5,229

Employee notes and interest receivable	272	996

Other	14,868	15,832

	$20,108	$22,057

Accrued Liabilities
      The following table presents details of the Company’s accrued liabilities:

	December 31,

	2005	2004

	(In thousands)

Accrued rebates	$99,645	$93,222

Accrued taxes	68,318	94,382

Warranty reserve	14,131	19,185

Restructuring liabilities	8,083	10,364

Accrued settlement liabilities	2,047	10,700

Other	41,439	51,654

	$233,663	$279,507

Long-Term Liabilities
      The following table presents details of the Company’s long-term liabilities:

	December 31,

	2005	2004

	(In thousands)

Restructuring liabilities	$8,138	$16,753

Accrued settlement liabilities	4,000	6,000

	$12,138	$22,753

Accrued Rebate Activity
      The following table summarizes the 2005 and 2004 activity related to accrued rebates:

	Years Ended December 31,

	2005	2004

	(In thousands)

Beginning balance	$93,222	$62,282

Charged as a reduction to revenue	220,757	263,634

Payments	(214,334)	(232,694)

Ending balance	$99,645	$93,222

Warranty Reserve Activity
      The following table summarizes the 2005 and 2004 activity related to the warranty reserve:

	Years Ended
	December 31,

	2005	2004

	(In thousands)

Beginning balance	$19,185	$5,996

Charged to costs and expenses	5,621	14,812

Acquired through acquisition	55	157

Payments	(10,730)	(1,780)

Ending balance	$14,131	$19,185

Advertising Expense
      Advertising expense in 2005, 2004 and 2003 was $0.5 million, $5.3 million and $3.2 million, respectively.

Interest Expense
      Interest expense in 2005, 2004 and 2003 was $0.1 million, $0.1 million and $1.1 million, respectively.

Other Income, Net
      The following table presents details of the Company’s other income, net:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Net gain on strategic investments (Note 4)	$1,163	$5,231	$22,041

Other	2,302	2,086	4,012

	$3,465	$7,317	$26,053

Computation of Net Income (Loss) Per Share
      The following table presents the computation of net income (loss) per share:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)

Numerator: Net income (loss)	$411,729	$218,745	$(959,865)

Denominator: Weighted average shares outstanding	339,370	319,778	292,881

Less: Unvested common shares outstanding	(392)	(336)	(872)

Denominator for net income (loss) per share (basic)	338,978	319,442	292,009

Effect of dilutive securities:

Unvested common shares outstanding	380	318	—
Stock options, restricted stock units and

certain other equity compensation instruments	34,606	29,277	—

Denominator for net income (loss) per share (diluted)	373,964	349,037	292,009

Net income (loss) per share (basic)	$1.21	$.68	$(3.29)

Net income (loss) per share (diluted)	$1.10	$.63	$(3.29)

      If the Company had reported net income in 2003, additional common share equivalents of approximately 19.7 million would have been included in the denominator for net income (loss) per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net income (loss) per share as of the beginning of the period in which the respective equity consideration is earned.
Supplemental Cash Flow Information
      In 2004 the Company entered into a non-cash transaction for the trade-in of equipment, as partial consideration for equipment acquired through an operating lease, in the amount of $10.7 million, which was excluded from the statements of cash flows.

3.	Business Combinations
      From January 1, 2003 through December 31, 2005 the Company completed 11 acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.
      A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock
				Purchase	Total Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid

				(In thousands)

2005 Acquisitions

Alliant Networks, Inc.	Feb. 2005	WLAN embedded software	—	—	—	$2,313

Zeevo, Inc.	Mar. 2005	Bluetooth® headset chipsets	—	—	—	24,147

Siliquent Technologies, Inc.	Aug. 2005	10 Gigabit Ethernet server controllers	37	161	198	75,533

Athena Semiconductors, Inc.	Nov. 2005	Tuners and low-power Wi-Fi®	—	—	—	21,340

			37	161	198	$123,333

2004 Acquisitions

RAIDCore, Inc.	Jan. 2004	Redundant array of inexpensive disks (“RAID”) and virtualization software	—	—	—	$9,886

Sand Video, Inc.	Apr. 2004	Advanced video compression semiconductor technology	1,406	262	1,668	7,365

M-Stream, Inc.	Apr. 2004	Technology for signal-to-noise ratio performance improvements in cellular handsets	—	27	27	7,898

WIDCOMM, Inc.	May 2004	Software solutions for Bluetooth wireless products	—	—	—	48,427

Zyray Wireless Inc.	July 2004	Baseband co-processors addressing UMTS mobile devices	1,894	345	2,239	3,850

Alphamosaic Limited	Sep. 2004	Advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices	4,173	141	4,314	2,695

			7,473	775	8,248	$80,121

2003 Acquisition

Gadzoox Networks, Inc.	Mar. 2003	Storage networking technology	—	—	—	$5,862

Total Acquisitions			7,510	936	8,446	$209,316

      The Company’s primary reasons for the above acquisitions were to enter into or expand its market share in the relevant wired and wireless communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and/or enhance its technological capabilities.
      Approximately $2.3 million of the cash consideration for the Siliquent and Athena acquisitions is expected to be paid in the three months ending March 31, 2006 to certain former stockholders or employees of these companies upon obtaining appropriate documentation from each such stockholder or employee. Certain of the shares issued or cash paid is held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the shareholder cease employment with the Company prior to the scheduled vesting of those shares.
      No supplemental pro forma information is presented for the acquisitions above due to the immaterial effect of those acquisitions on the results of operations.
Allocation of Initial Purchase Consideration
      The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets	Goodwill and		In-Process
	(Liabilities)	Purchased	Deferred	Research &	Total
	Assumed	Intangibles	Compensation	Development	Consideration

	(In thousands)

2005 Acquisitions

Alliant	$(474)	$2,787	$—	$—	$2,313

Zeevo	(6,720)	24,215	—	6,652	24,147

Siliquent	(7,714)	48,419	7,718	35,000	83,423

Athena	(721)	20,261	—	1,800	21,340

	$(15,629)	$95,682	$7,718	$43,452	$131,223

2004 Acquisitions

RAIDCore	$(267)	$7,893	$—	$2,260	$9,886

Sand Video	(2,067)	43,841	14,760	20,518	77,052

M-Stream	452	4,080	630	3,726	8,888

WIDCOMM	(689)	49,116	—	—	48,427

Zyray	(1,781)	59,516	13,707	25,929	97,371

Alphamosaic	913	101,836	8,705	11,333	122,787

	$(3,439)	$266,282	$37,802	$63,766	$364,411

2003 Acquisition

Gadzoox	$2,521	$3,341	$—	$—	$5,862

Total Acquisitions	$(16,547)	$365,305	$45,520	$107,218	$501,496

      The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced, and (ii) restricted common stock and employee stock options were valued in accordance with FIN 44.
Accounting for Contingent Consideration
      In connection with its acquisitions of ServerWorks Corporation and Mobilink Telecom, Inc., the Company reserved additional shares of its Class A common stock for issuance to the former share and option holders of the acquired companies upon satisfaction of certain future internal performance goals established in the definitive agreements for each of these acquisitions.
      The following table presents activity in 2003 in the Company’s Class A common stock reserved for issuance upon satisfaction of future internal performance goals related to acquisitions:

			Shares
			Reserved for
			Certain
			Future
			Performance
	ServerWorks	Mobilink	Goals

	(In thousands)

Balance at December 31, 2002	2,000	1,534	3,534

Shares/options earned	(1,984)	(1,501)	(3,485)

Shares/options cancelled	(16)	(33)	(49)

Balance at December 31, 2003	—	—	—

      The following table presents the allocation of contingent consideration earned in 2003 in connection with the satisfaction of the internal performance goals detailed in the table above:

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

Condensed Balance Sheets
      The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

	2005	2004	2003
	Acquisitions	Acquisitions	Acquisition

	(In thousands)

Assets

Current assets:

Cash and cash equivalents	$9,606	$5,275	$—

Accounts receivable	809	8,642	890

Inventory	1,043	1,937	457

Prepaid expenses and other current assets	1,329	1,698	—

Total current assets	12,787	17,552	1,347

Property and equipment, net	924	944	1,174

Other assets	456	159	—

Total assets	$14,167	$18,655	$2,521

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$8,696	$10,220	$—

Wages and related benefits	921	1,140	—

Accrued liabilities	15,891	5,191	—

Short-term debt	2,482	2,203	—

Total current liabilities	27,990	18,754	—

Total shareholders’ equity (deficit)	(13,823)	(99)	2,521

Total liabilities and shareholders’ equity (deficit)	$14,167	$18,655	$2,521

      In connection with acquisitions, the Company incurred acquisition costs of approximately $1.8 million and $3.3 million in 2005 and 2004, respectively.
Goodwill and Purchased Intangible Assets
      The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2005	2004	2003
	Useful Life	Acquisitions	Acquisitions	Acquisition

	(In years)
		(In thousands)

Goodwill	N/A	$90,311	$239,351	$—

Purchased intangible assets (finite lives):

Completed technology	2 to 3	3,869	18,318	2,441

Customer relationships	2	—	6,345	—

Customer contracts	1 to 2	—	725	—

Other	<1	1,502	1,543	900

		$95,682	$266,282	$3,341

In-Process Research and Development
      In-process research and development (“IPR&D”) totaled $43.5 million and $63.8 million for acquisitions completed in 2005 and 2004, respectively. No comparable amount of IPR&D was recorded in 2003. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.
      The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.
      The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.
      The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the Company’s acquisitions completed in 2005 and 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D

			(In years)	(In millions)		(In millions)

2005 Acquisitions

Zeevo	Bluetooth wireless audio chipset	85%	1.0	$5.5	22%	$6.7

Siliquent	10 GbE server controller	40	1.0	17.3	27	35.0

Athena	Tuners and low-power Wi-Fi chips	85	0.5	0.9	27	1.8

2004 Acquisitions

RAIDCore	RAID software stack	60	1.0	1.8	23	2.3

Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5

M-Stream	Algorithm implemented in DSP chip	30	1.0	1.3	26	3.7

Zyray	UMTS baseband co-processor	80	1.0	5.6	24	25.9

Alphamosaic	Multimedia co-processor	50	1.0	11.5	21	11.3
      The Company completed the development projects related to all of the Company’s 2004 acquisitions, except for Sand Video. In the case of Sand Video, the Company reallocated the resources to focus on semiconductor products that the Company believes are a higher priority. The Company also completed the development project related to the Zeevo acquisition. All other 2005 development projects are still in process.
      Except for the Sand Video project, actual results to date have been consistent, in all material respects, with the Company’s assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.
      As of the respective acquisition dates of the 2004 and 2005 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on the Company’s results of operations or financial condition.
Pending Acquisition
      In January 2006 the Company announced that it had signed a definitive agreement to acquire Sandburst Corporation, a privately-held fabless semiconductor company specializing in the design and development of scalable packet switching and routing systems-on-a-chip (SoCs) that are deployed in enterprise core and metropolitan Ethernet networks. The Company expects to pay total consideration of approximately $80 million in connection with the acquisition. Of such consideration, $75 million will be paid in cash upon closing of the acquisition in exchange for all outstanding shares of capital stock and vested stock options of Sandburst. A portion of the cash consideration will be placed in escrow pursuant to the terms of the acquisition agreement. The Company will also assume all unvested employee stock options of Sandburst, which will entitle the holders to receive, upon vesting, up to approximately 100,000 shares of the Company’s Class A common stock, having a total value of approximately $5 million based upon the terms of the acquisition agreement. The closing, which is expected to occur during the first quarter of 2006, remains subject to customary closing conditions. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition in its first quarter of 2006. The amount of that charge, if any, has not yet been determined.

4.	Investments
Held-to-Maturity Investments
      At December 31, 2005 the Company’s held-to-maturity investments consisted of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)

December 31, 2005

Cash equivalents	$835,598	$66	$(462)	$835,202

Short-term marketable securities	295,402	—	(1,052)	294,350

Long-term marketable securities	142,843	—	(1,491)	141,352

	$1,273,843	$66	$(3,005)	$1,270,904

December 31, 2004

Cash equivalents	$356,845	$21	$(35)	$356,831

Short-term marketable securities	324,041	17	(656)	323,402

Long-term marketable securities	92,918	19	(582)	92,355

	$773,804	$57	$(1,273)	$772,588

      Scheduled maturities of held-to-maturity securities were as follows:

	December 31,

	2005		2004

	(In thousands)
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,131,000	$1,129,552	$680,886	$680,233

One to two years	103,985	102,746	69,717	69,247

Two to three years	38,858	38,606	23,201	23,108

	$1,273,843	$1,270,904	$773,804	$772,588

Strategic Investments
      At December 31, 2005 and 2004 the carrying values of the Company’s investments in equity securities of privately held companies accounted for using the cost method were approximately $5.0 million and $5.2 million, respectively. In 2005, 2004 and 2003 the Company performed impairment analyses of these investments. The Company recorded impairment charges for these investments in the amount of $2.3 million in 2003, representing other-than-temporary declines in the value of these non-marketable equity securities. There were no comparable charges incurred in 2005 and 2004. In addition, in 2005 and 2004 the Company recorded net gains on the sale of its investments in publicly traded companies in the amounts of $1.2 million and $5.2 million, respectively. These gains were included in other income, net, in the consolidated statements of operations.
      In September 2003 the Company received approximately $28.4 million of proceeds and realized a gain of approximately $24.4 million on the sale of this investment. The investment was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at that time. These charges and gains were also included in other income, net, in the consolidated statements of operations.

5.	Income Taxes
      For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

United States	$(128,370)	$29,027	$(1,071,532)

Foreign	519,879	265,325	136,794

	$391,509	$294,352	$(934,738)

      A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Statutory federal provision (benefit) for income taxes	$137,028	$103,023	$(327,158)

Increase (decrease) in taxes resulting from:

Non-deductible impairment of goodwill	—	—	153,514

In-process research and development	15,208	17,499	—

State taxes, net of federal benefit	826	14,047	583

Benefit of federal tax credits	(15,584)	(11,836)	(39,939)

Valuation allowance changes affecting income tax expense	40,418	36,893	262,201

Reversal of taxes previously accrued	(28,300)	(21,300)	—

Tax rate differential on foreign earnings	(174,558)	(65,066)	(23,334)

Other	4,742	2,347	(740)

Provision (benefit) for income taxes	$(20,220)	$75,607	$25,127

      The income tax provision (benefit) consists of the following components:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Current:

Federal	$(24,999)	$44,598	$15,753

State	1,271	21,610	583

Foreign	1,478	9,399	8,791

	(22,250)	75,607	25,127

Deferred:

Federal	—	—	—

State	—	—	—

Foreign	2,030	—	—

	2,030	—	—

	$(20,220)	$75,607	$25,127

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,

	2005	2004

	(In thousands)

Deferred tax assets:

Research and development tax credit carryforwards	$353,913	$332,031

Capitalized research and development costs	116,561	113,341

Net operating loss carryforwards	1,217,304	1,010,151

Reserves and accruals not currently deductible for tax purposes	26,523	30,837

Deferred compensation and purchased intangible assets	40,601	141,328

Other	32,123	31,682

Gross deferred tax assets	1,787,025	1,659,370

Valuation allowance	(1,785,675)	(1,659,370)

Deferred tax assets, net	1,350	—

Deferred tax liabilities	—	—

Net deferred tax assets	$1,350	$—

      The Company operates under tax holidays in Singapore, which are effective through March 2009. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by approximately $185.3 million, $147.1 million and $101.1 million for 2005, 2004 and 2003, respectively. The benefit of the tax holidays on net income (loss) per share (diluted) was approximately $.50, $.42 and $.35 for 2005, 2004 and 2003, respectively.
      In accordance with SFAS 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company recorded net deferred tax assets of $1.4 million, of which $0.8 million resulted from acquisitions during 2005.
      If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2005 will be accounted for as follows: approximately $1.222 billion will be recognized as a reduction of income tax expense, $137.6 million will be recognized as a reduction of goodwill, and $425.7 million will be recognized as an increase in shareholders’ equity for certain tax benefits from employee stock options. In 2005 the Company recorded a $2.6 million increase in foreign deferred tax expense as a result of allocating certain tax benefits directly to goodwill for the utilization of certain foreign net operating losses from acquisitions, which were previously offset with a valuation allowance.
      At December 31, 2005 the Company had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $3.231 billion, $1.313 billion, $35.4 million and $10.5 million, respectively. If unutilized, the federal and state net operating loss carryforwards expire at various dates through 2025. The United Kingdom and Israel net operating losses have no expiration date.
      At December 31, 2005 the Company had federal, state and Canadian research and development credit carryforwards of approximately $199.5 million, $224.2 million and $8.7 million, respectively. These research and development credit carryforwards expire at various dates through 2025, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.
      Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of the Company’s domestic net operating loss and tax credit carryforwards may be limited in future periods. A portion of the carryforwards may expire before becoming available to reduce future income tax liabilities.
      Deferred taxes of approximately $612.0 million have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of these foreign subsidiaries that the Company intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. The Company believes U.S. income taxes would be immaterial upon a reversal of this excess book basis due to existence of domestic net operating loss and tax credit carryforwards, and resulting foreign tax credits.
      In 2005 the IRS completed its examination of the Company’s 1999 and 2000 tax years. The results of this examination did not have a material effect on the Company’s financial condition or results of operations.

6.	Commitments
      The Company leases facilities in Irvine (its corporate headquarters) and Santa Clara County, California. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. In addition to the Company’s principal design facilities in Irvine and Santa Clara County, the Company leases additional design facilities in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins, and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Nashua, New Hampshire; Matawan, New Jersey; Austin, Texas and Seattle, Washington. Internationally, the Company leases a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.
      The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 the Company entered into a lease agreement under which its corporate headquarters will move from its present location to new, larger facilities in Irvine, California, which will consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is for a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table below.
      Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year

						There-
	2006	2007	2008	2009	2010	after	Total

	(In thousands)

Operating leases	$95,862	$88,986	$64,601	$41,445	$29,733	$132,670	$453,297

Inventory and related purchase obligations	297,468	612	—	—	—	—	298,080

Other purchase obligations	38,303	2,135	—	—	—	—	40,438

Restructuring liabilities	8,083	3,663	1,790	1,790	895	—	16,221

Accrued settlement payments	2,047	2,000	2,000	—	—	—	6,047

Total	$441,763	$97,396	$68,391	$43,235	$30,628	$132,670	$814,083

      Facilities rent expense in 2005, 2004 and 2003 was $41.7 million, $38.4 million and $33.6 million, respectively.
      Inventory and related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. The Company depends upon third party subcontractors to manufacture its silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, the Company must order these materials and services from subcontractors well in advance. The Company expects to receive and pay for these materials and services within the ensuing six months. Its subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation.
      Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure and other purchase commitments made in the ordinary course of business.
      The Company’s restructuring liabilities represent estimated future lease and operating costs from restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms through 2010. These amounts are included in the Company’s consolidated balance sheet.
      Settlement payments represent payments to be made in connection with certain settlement and license agreements entered into in 2004 and 2005. These amounts are included in the Company’s consolidated balance sheet.
      For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on its current manufacturing needs and are typically fulfilled by its vendors within a relatively short time horizon. The Company has additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed its expected requirements.

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
Share Repurchase Program
      In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. Through December 31, 2005 the Company repurchased a total of 3.7 million shares at a weighted average price of $42.05 per share.
      Under the program, through January 25, 2006 the Company repurchased a total of approximately 3.7 million shares of its Class A common stock at a weighted average price of $42.12 per share, for $156.0 million including transaction costs. On January 25, 2006 the Board of Directors approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007.
Stock Split
      On January 25, 2006 the Company’s Board of Directors approved a three-for-two split of the Company’s common stock, which will be effected in the form of a stock dividend. Holders of record of the Company’s Class A and Class B common stock as of the close of business on February 6, 2006 (“Record Date”) will receive one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the Record Date. The additional Class A and Class B shares will be distributed on or about February 21, 2006. Cash will be paid in lieu of fractional shares. Share and per share amounts in the accompanying consolidated financial statements have not been restated to reflect this pending stock split.
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
Comprehensive Income (Loss)
      The components of comprehensive income (loss), net of taxes, are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Net income (loss)	$411,729	$218,745	$(959,865)

Other comprehensive income (loss):

Change in unrealized gain on investments, net of taxes	—	(3)	(61)

Reclassification adjustment for net realized loss included in net gain	1	—	137

Translation adjustments	8	467	313

Total comprehensive income (loss)	$411,738	$219,209	$(959,476)

      The components of accumulated other comprehensive income are as follows:

	December 31,

	2005	2004

	(In thousands)

Accumulated unrealized loss on investments	$—	$(1)

Accumulated translation adjustments	1,108	1,100

Total accumulated other comprehensive income	$1,108	$1,099

8.	Employee Benefit Plans
Employee Stock Purchase Plan
      The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value

(calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 6,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding. In 2005, 2004 and 2003, 1.7 million, 2.5 million and 2.2 million shares, respectively, were issued under this plan at average per share prices of $23.21, $12.18 and $11.20, respectively. At December 31, 2005, 3.2 million shares were available for future issuance under this plan.
      In May 2003 the shareholders approved an amendment to the employee stock purchase plan to (i) revise the automatic annual share increase provision of the plan so that the increment by which the number of shares of Class A common stock reserved for issuance under the plan is augmented on the first trading day of January in each calendar year, beginning with the year 2004, would equal 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year and (ii) increase the limitation on the automatic annual share increase to three million shares per year.
Stock Incentive Plans
      The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1998 Stock Incentive Plan, as amended and restated (the “1998 Plan”), is the successor equity incentive program to the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1998 Special Stock Option Plan (together, the “Predecessor Plans”).
      In March 2005, 2004 and 2003, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 10 million, 12 million and 13 million shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2005, April 2004 and May 2003, respectively. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to a 25 million annual share limit. As of December 31, 2005, approximately 129.3 million shares of common stock were reserved for issuance under the 1998 Plan, including shares reserved for issuance upon exercise of outstanding options granted under Predecessor Plans.
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
      During 2005 the Company granted approximately 5.6 million restricted stock units as part of the Company’s regular annual equity compensation review program as well as for new hire grants. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant. The weighted average fair value of the restricted stock units awarded was approximately $34.63 per share calculated based on the fair market value per share on the respective grant dates. The Company recorded approximately $193.8 million of deferred compensation related to the issuance of the restricted stock units. This deferred compensation is being amortized to stock-based compensation expense ratably over the vesting periods of the underlying restricted stock units.
      In 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1 million shares of Class A common stock for issuance under the 1999 Plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board of Directors at the time of the option grant are eligible to participate in the 1999 Plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 2003, approximately 0.9 million options were granted under the 1999 Plan to certain employees at a weighted average exercise price per share of $14.44. In February 2005 the Board of Directors reduced the share reserve under the 1999 Plan to the number of shares needed to cover outstanding options under the plan. Accordingly, no additional stock option grants are to be made under the 1999 Plan and to the extent any outstanding options under the 1999 Plan terminate or expire unexercised, the shares of Class A common stock subject to those options will not be available for reissuance under the 1999 Plan. As of December 31, 2005 approximately 0.2 million shares of common stock were reserved for issuance upon exercise of existing outstanding options under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”
      In connection with the Company’s acquisitions, the Company has assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2005, approximately 2.2 million and 0.1 million shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity
      Activity under all the stock incentive plans in 2005, 2004 and 2003 is set forth below:

			Options Outstanding

						Weighted
						Average
	Shares					Exercise
	Available for		Number of		Price Range	Price
	Grant		Shares		Per Share	Per Share

	(In thousands)

Balance at December 31, 2002	20,958		132,000		$.02 - $213.06	$30.84

Additional shares reserved	25,501		—		—	—

Options granted under Broadcom Plans	(48,257	)(2)	48,257	(2)	12.63 - 36.05	32.30

Options assumed in acquisitions	—		398	(1)	.02 - .02	.02

Options cancelled	28,432	(3)	(29,920	) (4)	.02 - 213.06	47.29

Options tendered in stock option exchange offer	—		(32,643)		23.58 - 219.48	48.59

Shares issued in stock option exchange offer	(8,574)		—		—	—

Options exercised	—		(15,179)		.02 - 33.68	11.89

Balance at December 31, 2003	18,060		102,913		.02 - 155.50	23.51

Additional shares reserved	25,771		—		—	—

Options granted under Broadcom Plans	(13,292)		13,292		25.98 - 45.41	35.32

Share awards granted under Broadcom Plans	(157)		—		—	—

Options assumed in acquisitions	—		855	(1)	.02 - 10.31	4.86

Options cancelled	4,547		(4,742)		.02 - 155.50	27.49

Options exercised	—		(14,678)		.02 - 40.59	15.21

Balance at December 31, 2004	34,929		97,640		.02 - 122.25	26.00

Additional shares reserved	24,590		—		—	—

Options granted under Broadcom Plans	(21,044)		21,044		27.48 - 49.02	33.72

Share awards granted under Broadcom Plans	(5,621)		—		—	—

Options assumed in acquisitions	—		161	(1)	2.96 - 2.96	2.96

Options cancelled	3,733		(3,795)		.02 - 56.63	31.44

Options exercised	—		(20,312)		.02 - 45.41	21.09

Share awards cancelled	527		—		—	—

Balance at December 31, 2005	37,114		94,738		$.02 - $122.25	$28.52

(1)	Includes options assumed in connection with acquisitions and/or additional options subsequently issued upon achievement of internal performance goals (see Note 3).

(2)	Includes approximately 18.3 million replacement options issued pursuant to the Company’s 2003 stock option exchange offer to employees.

(3)	Includes approximately 19.2 million unvested options cancelled from Broadcom Plans pursuant to the Company’s 2003 stock option exchange offer to employees.

(4)	Includes approximately 20.1 million unvested options cancelled from Broadcom Plans and options assumed in connection with acquisitions pursuant to the Company’s 2003 stock option exchange offer to employees.

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2005 were as follows:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

	(In thousands)	(In years)		(In thousands)

$ .00 to $ 10.63	5,659	3.95	$3.91	4,801	$3.15

11.51 to 18.77	16,228	6.33	15.87	12,753	15.95

18.85 to 29.84	11,422	6.05	23.69	6,950	22.14

29.90 to 39.44	55,141	8.21	34.03	27,046	34.65

39.55 to 49.02	6,017	8.41	42.96	2,215	42.06

50.88 to 122.25	271	3.84	59.88	270	59.73

	94,738	7.37	28.52	54,035	26.27

      Additional information relating to the stock incentive plans is as follows:

	December 31,

	2005	2004	2003

	(Number of shares in thousands)

Unvested options outstanding	40,703	45,774	61,637

Unvested exercisable options outstanding	312	515	811

Vested exercisable options outstanding	53,723	51,351	40,465

Total options outstanding	94,738	97,640	102,913

Shares available for grant of additional equity awards	37,114	34,929	18,060

Total shares of common stock reserved for stock incentive plans	131,852	132,569	120,973

Restricted stock units outstanding	4,723	147	—

Nonvested common shares subject to repurchase	243	556	149

Weighted average per share repurchase price	$0.79	$1.15	$7.15
      The Company records deferred compensation for restricted stock units granted to employees, employee stock options and restricted common stock assumed in acquisitions. Net deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable restricted stock units, employee stock options and restricted stock. The activity recorded in net deferred compensation by component in 2005 and 2004 was as follows:

	Years Ended
	December 31,

	2005	2004

	(In thousands)

Awards to employees	$193,750	$4,314

Acquisitions	11,135	37,802

Terminations	(9,052)	(5,063)

	$195,833	$37,053

      The activity recorded for stock-based compensation expense by component was as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Restricted stock units	$35,195	$2,790	$—

Acquisitions	21,941	69,736	346,990

Stock option exchange program	—	—	217,940

Other awards to employees	2,868	2,161	12,557

	$60,004	$74,687	$577,487

      Included in these amounts is approximately $1.0 million of stock-based compensation expense, which was classified as restructuring costs in 2003 resulting from an extension of the post-service exercise period for vested stock options of certain terminated employees and due to the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements. Also included in the 2003 amount is approximately $88.1 million of settlement costs reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).
      Outstanding stock options assumed in certain acquisitions were subject to variable accounting in accordance with FIN 44 and FIN 28 and were revalued quarterly over their vesting periods until all performance goals were satisfied or until the options were exercised, forfeited, cancelled or expired. In 2003 all remaining performance goals were achieved for ServerWorks and Mobilink and variable accounting was no longer required for these assumed outstanding stock options. Prior to the remaining performance goals being achieved, stock-based compensation expense in 2003 included reversals of $3.1 million of previously recorded stock-based compensation expense related to stock options subject to variable accounting. Variable accounting is based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeded the exercise price.
Shares Reserved For Future Issuance
      The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2005:

Number of Shares

Stock options outstanding	94,738

Authorized for future grants under stock incentive plans	37,114

Authorized for future issuance under stock purchase plan	3,163

Restricted stock units outstanding	4,723

139,738

      In January 2006 options to purchase approximately 9.2 million shares were exercised with a weighted-average exercise price of approximately $25.71 per share. The effects of these exercises are not included in the tables above.
2003 Stock Option Exchange Offer
      In April 2003 the Company commenced an offering to its employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $23.58 per share. Stock options to purchase an aggregate of approximately 57.3 million shares with a weighted average exercise price of $47.32 per share were eligible for tender at the commencement of the program, representing approximately 43.6% of the Company’s outstanding stock options as of the commencement date.

      In May 2003 the offer period ended and the Company accepted for exchange and cancellation vested eligible options to purchase approximately 32.6 million shares of Class A or Class B common stock, with a weighted average exercise price of $48.59 per share. In exchange, the Company issued approximately 8.6 million fully vested, non-forfeitable shares of the Company’s Class A common stock and recorded stock-based compensation expense of approximately $162.3 million related to the issuance of such vested shares, based on the closing price of the Company’s Class A common stock on May 5, 2003 of $18.93 per share. Additionally, in May 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase approximately 20.1 million shares of Class A or Class B common stock, with a weighted average exercise price of $50.93 per share. In exchange, new options to purchase approximately 18.3 million shares of the Company’s Class A common stock were issued in November 2003. The terms and conditions of the new options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options was $35.12 per share, which was the last reported trading price of the Company’s Class A common stock on the grant date.
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
      Variable accounting was not required under EITF 00-23 for eligible options subject to the offer that were not surrendered for cancellation, because: (i) the shares of Class A common stock offered as consideration for the surrendered options were fully vested and non-forfeitable and (ii) the number of shares received by an employee who accepted the offer was based on the number of surrendered eligible options multiplied by the offered value per vested option, divided by the fair value of the stock at the date of exchange.
      The Company further concluded that the “look back” and “look forward” provisions of paragraph 45 of FIN 44 applied to the stock options surrendered for cancellation. If any stock options were granted to participants in the offer within the six months prior to or following May 5, 2003, those stock options would be subject to variable accounting. As a result of these provisions, the Company recorded approximately $1.7 million, $0.3 million and $3.5 million in 2005, 2004 and 2003, respectively, of stock-based compensation expense related to the portion of these variable options that vested during the periods.
      In addition to the non-cash charges described above, the Company incurred certain associated employer payroll taxes and professional fees of approximately $2.8 million in connection with the offering. Employees were responsible for satisfying their portion of the payroll taxes, either through direct cash payment to the Company or through the sale of a portion of their new shares.

      Stock option exchange expense of approximately $11.5 million and $209.3 million was recorded as cost of revenue — stock-based compensation and as other operating expenses, respectively, in the consolidated statements of operations. Of the $209.3 million stock option exchange expense, approximately $164.8 million related to employees engaged in research and development and $44.5 million related to employees engaged in selling, general and administrative activities.
Defined Contribution 401(k) Savings and Investment Plan
      The Company sponsors a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2005, 2004 or 2003.

9.	Impairment of Goodwill and Acquired Patents
Impairment of Goodwill

Years 2005, 2004 and 2003
      The Company performed annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2005, 2004 and 2003. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair value. At October 1, 2005, 2004 and 2003, the Company had four reporting units as determined and identified in accordance with SFAS 142.
      The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company’s Board of Directors. Cash flows beyond the four year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 17%, and terminal value growth rates ranging from 0% to 10%. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology.
      Upon completion of the October 2005, 2004 and 2003 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair values of the four reporting units exceeded their respective carrying values.
      In May 2003 the Company determined that indicators of impairment existed for two of its reporting units, ServerWorks and mobile communications, and an additional impairment assessment was performed at that time. The Company tested the goodwill of these reporting units for impairment in accordance with SFAS 142 as described above. Based on that assessment, the Company recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the two reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit.
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
Impairment of Acquired Patents
      In November 2005 the Company acquired an issued U.S. patent, with various foreign counterparts, related to integrated circuit package testing for $0.5 million. In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market for $18.0 million. In December 2003 the Company acquired Ethernet networking patents for $1.0 million. The immediate purpose for acquiring these patent portfolios was to assist the Company in the defense and settlement of then ongoing and future intellectual property litigation. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed recoverability test in accordance with SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charges for the patent portfolios were classified as impairment of goodwill and other intangible assets in the consolidated statements of operations in 2005, 2004 and 2003.

10.	Restructuring Costs
      From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring program which it implemented from the fourth quarter of 2002 through the second quarter of 2003. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 670 employees were terminated across all of the Company’s business functions and geographic regions in connection with these restructuring plans.

      Activity and liability balances related to restructuring plans were as follows:

Total

Restructuring liabilities at December 31, 2002	$55,691

Charged to expense in 2003	2,932

Non-cash costs(2)	(972)

Cash payments(3)	(20,477)

Restructuring liabilities at December 31, 2003	37,174

Liabilities assumed in acquisitions(1)	3,411

Cash payments(3)	(13,468)

Restructuring liabilities at December 31, 2004	27,117

Liabilities assumed in acquisitions(1)	1,457

Cash payments(3)	(9,853)

Reversal of restructuring liabilities(4)	(2,500)

Restructuring liabilities at December 31, 2005	$16,221

(1)	Although not related to its restructuring plans, the Company assumed additional restructuring liabilities of approximately $3.4 million in connection with the Sand Video, WIDCOMM, Zyray and Alphamosaic acquisitions in 2004 and $1.5 million in connection with its acquisition of Zeevo, Inc. in March 2005, primarily for the consolidation of excess facilities relating to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

(2)	Non-cash costs related to stock-based compensation expense resulting from an extension of the exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements, and the write-off of leasehold improvements.

(3)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(4)	The Company recorded a reversal of restructuring liabilities of approximately $2.5 million primarily reflecting a revised estimate of sublease assumptions.
     These restructuring charges were classified as operating expenses in the Company’s consolidated statements of operations.
      Certain of the Company’s restructuring charges were recorded in periods subsequent to the initial implementations of the restructuring plans. These subsequent charges were primarily due to the inability to reasonably estimate those costs at the time of the initial implementations as the Company was still in the process of reviewing many of its facilities to determine where the Company could consolidate and which locations would no longer be required.

11.	Settlement Costs
      In June 2005 the Company recorded $110.0 million in settlement costs primarily related to the settlement of securities class action litigation against the Company and certain of its current and former officers and directors. The Company recorded $68.7 million in settlement costs in 2004. Of that amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of the Company’s settled and outstanding litigation, see Notes 3 and 12.
      In May 2003 the Company completed a management transition at its ServerWorks subsidiary and entered into a settlement agreement resolving various issues and disputes raised by certain employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when the Company acquired ServerWorks in January 2001. In connection with the settlement, the Company incurred approximately $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of approximately $88.1 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).
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
      Intellectual Property Proceedings. In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) has engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. A hearing before the ITC administrative law judge is scheduled to commence February 15, 2006, and the ITC has set a target date of September 2006 for completion of the investigation. Various third parties have filed motions to intervene in the proceedings to contest the application of any exclusion order to downstream products. The ITC has not yet ruled on the motions.
      In May 2005 the Company filed two complaints against Qualcomm in the United States District Court for the Central District of California. The first complaint asserts that Qualcomm has infringed, both directly and indirectly, the same five patents asserted by the Company in the ITC complaint. The District Court complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In December 2005 the court transferred the causes of action relating to two of the patents to the United States District Court for the Southern District of California. Pursuant to statute, the court has stayed the remainder of this action pending the outcome of the ITC action.
      The second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. The court denied Qualcomm’s motion to stay the second action pending the outcome of the ITC action, and discovery is now proceeding. A claims construction hearing is scheduled for July 2006 and trial has been set for February 2007.
      In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception and processing of communication signals, including radio signals and/or signals for wireless telephony. The complaint seeks a preliminary and permanent injunction against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the seven Qualcomm patents are invalid and not infringed, and assert that Qualcomm has infringed, both directly and indirectly, six of the Company’s patents relating generally to wired and wireless communications. The counterclaims seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In January 2006 Qualcomm amended its complaint to seek treble damages for willful infringement. Discovery is ongoing, but no trial date has been set. The court has scheduled claims construction hearings in March and May 2006.

      In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California asserting that the Company breached a contract relating to Bluetooth development and seeking a declaration that two of the patents asserted by the Company in the ITC proceeding are invalid and not infringed. In December 2005 Qualcomm filed a motion for partial summary judgment and entry of a permanent injunction to prevent the Company from proceeding in the ITC on the two patents. In February 2006 the Court granted the injunction, which means that the Company’s claims related to the two patents will proceed in the San Diego court rather than in the ITC. Discovery in the action has not commenced, and no trial date has been set.
      In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. In February 2006 the court began a claims construction hearing on the two patents, which hearing has been continued to March 2006. Discovery in the action is ongoing, but no trial date has been set.
      Antitrust Proceedings. In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In December 2005 Qualcomm filed a motion to dismiss the complaint. The court has not yet ruled on the motion. Discovery has commenced, but a trial date has not been set.
      In October 2005 the Company and five other leading mobile wireless technology companies filed complaints with the European Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. The Commission has commenced a preliminary investigation, and is determining whether to institute a formal investigation, of Qualcomm.
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
      By a Stipulation of Settlement (the “Stipulation”) dated as of June 24, 2005, the parties agreed to settle the Class Action. Pursuant to the Stipulation, the Class Action has been dismissed with prejudice in exchange for an aggregate payment of $150.0 million (the “Settlement Fund”), which will be held in escrow and distributed to class members after the payment of the costs of administering the settlement and fees and costs awarded to plaintiffs’ counsel by the court. The Company’s insurance carriers paid $40.0 million of the Settlement Fund, and the balance was paid by the Company. As part of the settlement, the Company and the other Defendants continue to deny any liability or wrongdoing with respect to the claims raised in the Class Action. In September 2005 the court granted final approval of the Stipulation and entered final judgment and an order of dismissal thereon and made effective full releases by all class members of all claims relating to the matters asserted in the

Class Action. In October 2005 two objectors to the settlement filed notices of appeal before the Ninth Circuit Court of Appeals from, among other things, the order granting final approval of the settlement and the final judgment and order of dismissal. In December 2005 one of the objectors decided to voluntarily dismiss its appeal, and the parties filed a stipulation with the Ninth Circuit Court of Appeals dismissing that appeal. The second objector also decided to voluntarily dismiss its appeal, and the parties filed a stipulation in January 2006 dismissing the final appeal. The settlement, final judgment and order of dismissal are now final and no longer subject to appeal.
      In February 2002 an additional complaint, entitled Arenson, et al. v. Broadcom Corp., et al., was filed by 47 persons and entities in the Superior Court of the State of California for the County of Orange, against the Company and three of its current and former executive officers. The separate case, which asserted causes of action substantially identical to those asserted in the Class Action, was removed to the United States District Court for the Central District of California and consolidated with the Class Action for purposes of discovery. The Stipulation of Settlement in the Class Action provided to the Arenson plaintiffs the option of joining the class in the Class Action in exchange for dismissal of their claims in the separate case. In September 2005 each of the Arenson plaintiffs exercised that option. Accordingly, the Arenson plaintiffs are now bound by the terms of the Class Action settlement and the judgment in the Class Action. In October 2005 the parties filed a stipulation dismissing the Arenson action with prejudice.
      The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company was required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the Class Action and the Arenson lawsuit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).
      United States Attorney’s Office Investigation and Prosecution. In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Company employees. In December 2005 one former Company employee was indicted for fraud and related activity in connection with computers and trade secret misappropriation. The former employee had been immediately suspended in June 2005, after just two months’ employment, when the Company learned about the government investigation. Following an internal investigation, his employment was terminated nearly two months prior to the indictment. The indictment does not allege any wrongdoing by the Company, which is cooperating fully with the ongoing investigation and the prosecution.
      General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.
      The pending proceedings involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require the Company to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to obtain a license under a third party’s intellectual property rights that could require one-time license fees and/or royalty payments in the future and/or to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. For information regarding the Company’s litigation settlements in 2005, see Note 11.

13.	Significant Customer, Supplier and Geographical Information
      Sales to the Company’s significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,

	2005	2004	2003

Motorola	15.5%	12.4%	*

Hewlett-Packard	*	12.9	15.5%

Dell	*	*	11.9

Five largest customers as a group	45.3	51.1	51.6

*	Less than 10% of net revenue.
     No other customer represented more than 10% of the Company’s annual net revenue in these years.
      Net revenue derived from all independent customers located outside of the United States as a percent of total net revenue was as follows:

	Years Ended
	December 31,

	2005	2004	2003

Asia (primarily in Taiwan, Korea and China)	17.8%	15.0%	19.6%

Europe (primarily in France and the United Kingdom)	7.6	6.4	5.9

Other	0.4	0.2	0.3

	25.8%	21.6%	25.8%

      Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of customers that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States. Net revenue derived from actual shipments to international destinations, primarily to Asia, represented approximately 84.5%, 79.0% and 77.7% of the Company’s net revenue in 2005, 2004 and 2003, respectively. All of the Company’s revenue to date has been denominated in U.S. dollars.
      The Company does not own or operate a fabrication facility. Five independent third-party foundries located in Asia manufacture substantially all of the Company’s semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company’s products. In addition, substantially all of the Company’s products are assembled and tested by one of seven independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.
      The Company has an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2005 approximately $22.1 million of the Company’s long-lived assets (excluding goodwill and purchased intangible assets) were located outside the United States.

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

					Diluted Net
	Net	Gross			Income Per
	Revenue	Profit	Net Income		Share

	(In thousands, except per share data)

Year Ended December 31, 2005

Fourth Quarter	$820,605	$432,032	$194,830	(1)	$.50

Third Quarter	694,977	367,898	132,656	(2)	.35

Second Quarter	604,861	321,406	15,061	(3)	.04

First Quarter	550,345	284,229	69,182	(4)	.19

Year Ended December 31, 2004

Fourth Quarter	$539,390	$269,095	$71,141	(5)	$.20

Third Quarter	646,515	324,476	43,901	(6)	.13

Second Quarter	641,299	323,820	63,839	(7)	.18

First Quarter	573,406	289,925	39,864	(8)	.12

(1)	Includes IPR&D of $1.8 million and impairment of acquired patent portfolio of $0.5 million and income tax benefits from adjustments to tax reserves of foreign subsidiaries of $3.4 million.

(2)	Includes IPR&D of $35.0 million, reversal of restructuring costs of $2.5 million and income tax benefits from adjustments to tax reserves of foreign subsidiaries of $25.9 million and gain on strategic investments of $1.2 million.

(3)	Includes litigation settlement costs of $110.0 million.

(4)	Includes IPR&D of $6.7 million.

(5)	Includes settlement costs of $0.5 million and a tax benefit of $21.3 million.

(6)	Includes IPR&D of $37.3 million, litigation settlement costs of $35.7 million and net gain on strategic investments of $5.2 million.

(7)	Includes IPR&D of $24.2 million and litigation settlement costs of $13.5 million.

(8)	Includes impairment of acquired patent portfolio of $18.0 million, IPR&D of $2.3 million and litigation settlement costs of $19.0 million.

Exhibits and Financial Statement Schedules
Exhibit Index

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	8-K	000- 23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998.	S-1/A	333- 45619	3.1	03/23/1998
3.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	10-K	000- 23993	3.1.2	03/31/2003
3.3		Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	10-K	000- 23993	3.1.1	04/02/2001
3.4		Bylaws as amended through August 21, 2003.	10-K	000- 23993	3.2	03/15/2004
10	.1*	2005 Base Salaries for Certain Executive Officers.	8-K	000- 23993	10.1	02/07/2005
10	.2*	2005 Performance Bonus Plan.	10-Q	000- 23993	10.1	07/29/2005
10	.3*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.11	11/09/2004
10	.4*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004.	10-K	000- 23993	10.3	03/01/2005
10	.5*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005.					X
10	.6*	2005 Transitional Benefits for Former Chief Executive Officer.	8-K	000- 23993	10.1	03/01/2005
10	.7*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	S-1/A	333- 45619	10.3	02/27/1998
10	.8*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	S-1/A	333- 45619	10.12	03/23/1998
10	.9*	1998 Stock Incentive Plan (as amended and restated March 11, 2005).	10-Q	000- 23993	10.1	05/04/2005
10	.10*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	S-8	333- 60763	99.2 & 99.4- 99.11	08/06/1998
10	.11*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.3	11/09/2004

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.12*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor.	10-K	000- 23993	10.9	03/01/2005
10	.13*	1998 Stock Incentive Plan form of Stock Option Agreement.	10-Q	000- 23993	10.1	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors.	10-Q	000- 23993	10.2	11/09/2004
10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.5	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.	10-Q	000- 23993	10.6	11/09/2004
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.	10-Q	000- 23993	10.8	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award).	10-Q	000- 23993	10.2	05/04/2005
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards).	10-Q	000- 23993	10.3	05/04/2005
10	.20*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.10	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor.	10-K	000- 23993	10.16	03/01/2005
10	.22*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	10-Q	000- 23993	10.1	11/07/2003
10	.23*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/Change Form.	10-K	000- 23993	10.5.1	03/15/2004
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003).	10-Q	000- 23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Stock Option Agreement.	10-Q	000- 23993	10.2.1	08/11/2003
10.26		1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	S-8	333- 93457	99.2	12/22/1999
10	.27*	Form of Indemnification Agreement for Directors of the registrant.	S-1/A	333- 45619	10.1	02/27/1998
10	.28*	Form of Indemnification Agreement for Officers of the registrant.	S-1/A	333- 45619	10.2	02/27/1998

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.29††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333- 45619	10.8	02/27/1998
10	.30††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.16	04/02/2001
10	.31††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.1	05/15/2002
10	.32††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.22	03/31/2003
10	.33††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	8-K	000- 23993	99.1	04/16/2004
10	.34††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.25	05/10/2004
10	.35†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.2	07/29/2005
10	.36†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	S-1	333- 65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company.	10-Q	000- 23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	10-K	000- 23993	10.21	03/31/2003

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	10-K	000- 23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company.	10-K	000- 23993	10.37	03/01/2005
10	.45†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company.	10-K	000- 23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004.	10-K	000- 23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation).					X
21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.
Financial Statement Schedules

(1) Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

(2) Schedule II — Consolidated Valuation and Qualifying Accounts	S-2
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 14, 2006.

Broadcom Corporation

By:	/s/ Scott A. McGregor

Scott A. McGregor
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2006

/s/ Henry Samueli Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	February 14, 2006

/s/ William J. Ruehle William J. Ruehle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2006

/s/ Bruce E. Kiddoo Bruce E. Kiddoo	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2006

/s/ George L. Farinsky George L. Farinsky	Director	February 14, 2006

/s/ Maureen E. Grzelakowski Maureen E. Grzelakowski	Director	February 14, 2006

/s/ Nancy H. Handel Nancy H. Handel	Director	February 14, 2006

/s/ John Major John Major	Director	February 14, 2006

/s/ Alan E. Ross Alan E. Ross	Director	February 14, 2006

/s/ Robert E. Switz Robert E. Switz	Director	February 14, 2006

/s/ Werner F. Wolfen Werner F. Wolfen	Director	February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE
Board of Directors and Shareholders
Broadcom Corporation
      We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 9, 2006. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Orange County, California
February 9, 2006

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year

	(In thousands)

Year ended December 31, 2005:

Deducted from asset accounts:

Allowance for doubtful accounts	$6,900	$149	$10	$(817)	$6,242

Sales returns	3,692	19,239	—	(17,979)	4,952

Pricing allowances	995	3,394	—	(3,400)	989

Reserve for excess and obsolete inventory	44,751	(2,349)	1,237	(6,622)	37,017

Reserve for warranty	19,185	5,621	55	(10,730)	14,131

Restructuring liabilities	27,117	(2,500)	1,457	(9,853)	16,221

Total	$102,640	$23,554	$2,759	$(49,401)	$79,552

Year ended December 31, 2004:

Deducted from asset accounts:

Allowance for doubtful accounts	$6,493	$1,793	$300	$(1,686)	$6,900

Sales returns	655	16,236	—	(13,199)	3,692

Pricing allowances	444	2,507	—	(1,956)	995

Reserve for excess and obsolete inventory	25,111	26,224	2,217	(8,801)	44,751

Reserve for warranty	5,996	14,812	157	(1,780)	19,185

Restructuring liabilities	37,174	—	3,411	(13,468)	27,117

Total	$75,873	$61,572	$6,085	$(40,890)	$102,640

Year ended December 31, 2003:

Deducted from asset accounts:

Allowance for doubtful accounts	$4,553	$1,752	$637	$(449)	$6,493

Sales returns	762	16,772	—	(16,879)	655

Pricing allowances	306	4,601	—	(4,463)	444

Reserve for excess and obsolete inventory	15,898	11,069	2,908	(4,764)	25,111

Reserve for warranty	3,881	8,325	—	(6,210)	5,996

Restructuring liabilities	55,691	2,932	—	(21,449)	37,174

Total	$81,091	$45,451	$3,545	$(54,214)	$75,873

(a)	Amounts represent beginning balances acquired through purchase acquisitions.

S-2

Exhibit Index

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001.	8-K	000- 23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998.	S-1/A	333- 45619	3.1	03/23/1998
3.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999.	10-K	000- 23993	3.1.2	03/31/2003
3.3		Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000.	10-K	000- 23993	3.1.1	04/02/2001
3.4		Bylaws as amended through August 21, 2003.	10-K	000- 23993	3.2	03/15/2004
10	.1*	2005 Base Salaries for Certain Executive Officers.	8-K	000- 23993	10.1	02/07/2005
10	.2*	2005 Performance Bonus Plan.	10-Q	000- 23993	10.1	07/29/2005
10	.3*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.11	11/09/2004
10	.4*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004.	10-K	000- 23993	10.3	03/01/2005
10	.5*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005.					X
10	.6*	2005 Transitional Benefits for Former Chief Executive Officer.	8-K	000- 23993	10.1	03/01/2005
10	.7*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement.	S-1/A	333- 45619	10.3	02/27/1998
10	.8*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement.	S-1/A	333- 45619	10.12	03/23/1998
10	.9*	1998 Stock Incentive Plan (as amended and restated March 11, 2005).	10-Q	000- 23993	10.1	05/04/2005
10	.10*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda.	S-8	333- 60763	99.2 & 99.4- 99.11	08/06/1998
10	.11*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.3	11/09/2004

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.12*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor.	10-K	000- 23993	10.9	03/01/2005
10	.13*	1998 Stock Incentive Plan form of Stock Option Agreement.	10-Q	000- 23993	10.1	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors.	10-Q	000- 23993	10.2	11/09/2004
10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.5	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors.	10-Q	000- 23993	10.6	11/09/2004
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement.	10-Q	000- 23993	10.8	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award).	10-Q	000- 23993	10.2	05/04/2005
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards).	10-Q	000- 23993	10.3	05/04/2005
10	.20*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle.	10-Q	000- 23993	10.10	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor.	10-K	000- 23993	10.16	03/01/2005
10	.22*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003).	10-Q	000- 23993	10.1	11/07/2003
10	.23*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/Change Form.	10-K	000- 23993	10.5.1	03/15/2004
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003).	10-Q	000- 23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Stock Option Agreement.	10-Q	000- 23993	10.2.1	08/11/2003
10.26		1999 Special Stock Option Plan form of Notice of Grant of Stock Option.	S-8	333- 93457	99.2	12/22/1999
10	.27*	Form of Indemnification Agreement for Directors of the registrant.	S-1/A	333- 45619	10.1	02/27/1998
10	.28*	Form of Indemnification Agreement for Officers of the registrant.	S-1/A	333- 45619	10.2	02/27/1998

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10	.29††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333- 45619	10.8	02/27/1998
10	.30††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.16	04/02/2001
10	.31††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.1	05/15/2002
10	.32††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-K	000- 23993	10.22	03/31/2003
10	.33††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation.	8-K	000- 23993	99.1	04/16/2004
10	.34††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.25	05/10/2004
10	.35†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.2	07/29/2005
10	.36†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation.	10-Q	000- 23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company.	S-1	333- 65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company.	10-Q	000- 23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company.	10-K	000- 23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation.	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC.	10-K	000- 23993	10.21	03/31/2003

			Where Located

Exhibit				File	Exhibit		Filed
Number		Description	Form	No.	No.	Filing Date	Herewith

10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests.	10-K	000- 23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company.	10-K	000- 23993	10.37	03/01/2005
10	.45†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company.	10-K	000- 23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004.	10-K	000- 23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation).					X
21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.