Form 10-Q
period 2006-03-31
BROADCOM CORP
filed 2006-05-02
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006 the registrant had 468.8 million shares of Class A common stock, $0.0001 par value, and 76.5 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2006 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,868,162	$1,437,276
Short-term marketable securities	272,402	295,402
Accounts receivable, net	351,599	307,356
Inventory	226,301	194,571
Prepaid expenses and other current assets	87,355	101,271

Total current assets	2,805,819	2,335,876
Property and equipment, net	100,556	96,438
Long-term marketable securities	172,889	142,843
Goodwill	1,188,694	1,149,602
Purchased intangible assets, net	37,368	7,332
Other assets	18,156	20,108

Total assets	$4,323,482	$3,752,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,930	$289,069
Wages and related benefits	79,203	69,837
Deferred revenue	2,121	2,053
Accrued liabilities	241,031	233,663

Total current liabilities	646,285	594,622
Commitments and contingencies
Long-term liabilities	9,027	12,138
Shareholders’ equity:
Common stock	55	52
Additional paid-in capital	9,450,216	9,243,045
Notes receivable from employees	(2,544)	(4,743)
Deferred compensation	—	(178,217)
Accumulated deficit	(5,780,920)	(5,915,806)
Accumulated other comprehensive income	1,363	1,108

Total shareholders’ equity	3,668,170	3,145,439

Total liabilities and shareholders’ equity	$4,323,482	$3,752,199

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except
	per share data)

Net revenue	$900,647	$550,345
Cost of revenue	432,776	266,116

Gross profit	467,871	284,229
Operating expense:
Research and development	240,131	145,870
Selling, general and administrative	108,707	58,397
Amortization of purchased intangible assets	1,083	912
In-process research and development	5,200	6,652

Income from operations	112,750	72,398
Interest income, net	23,738	7,958
Other income, net	1,771	98

Income before income taxes	138,259	80,454
Provision for income taxes	3,373	11,272

Net income	$134,886	$69,182

Net income per share (basic)	$.25	$.14

Net income per share (diluted)	$.22	$.13

Weighted average shares (basic)	538,968	497,206

Weighted average shares (diluted)	602,776	537,138

The amounts included in the three months ended March 31, 2006 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Had Broadcom applied the provisions of SFAS 123R in prior periods, it would have reported a net loss of $61.5 million or a $.12 net loss per share (basic and diluted) in the three months ended March 31, 2005. See Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Operating activities
Net income	$134,886	$69,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,188	14,513
Stock-based compensation expense:
Stock options and other awards	79,528	6,136
Restricted stock units issued by the Company	14,163	5,158
Additional acquisition-related items:
Amortization of purchased intangible assets	4,064	3,202
In-process research and development	5,200	6,652
Gain on strategic investments	(700)	—
Change in operating assets and liabilities:
Accounts receivable	(44,199)	(2,153)
Inventory	(31,105)	20,386
Prepaid expenses and other assets	16,395	2,890
Accounts payable	30,225	20,008
Accrued settlement liabilities	(2,000)	(10,053)
Other accrued liabilities	13,754	15,178

Net cash provided by operating activities	231,399	151,099
Investing activities
Net purchases of property and equipment	(14,957)	(8,054)
Net cash paid for acquisitions	(67,921)	(24,028)
Net proceeds from sales (purchases) of strategic investments	137	(119)
Purchases of marketable securities	(174,927)	(133,323)
Proceeds from maturities of marketable securities	167,881	104,951

Net cash used in investing activities	(89,787)	(60,573)
Financing activities
Net proceeds from issuance of common stock	385,161	28,226
Repurchases of Class A common stock	(93,799)	—
Repayment of notes receivable by employees	2,199	53
Excess tax benefits from stock-based compensation	338	—
Payments on assumed debt and other obligations	(4,625)	(2,482)

Net cash provided by financing activities	289,274	25,797

Increase in cash and cash equivalents	430,886	116,323
Cash and cash equivalents at beginning of period	1,437,276	858,592

Cash and cash equivalents at end of period	$1,868,162	$974,915

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
March 31, 2006

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed February 14, 2006 with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and December 31, 2005, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented 99.6% and 98.5% of its total net revenue in the three months ended March 31, 2006 and 2005, respectively. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of the Company’s sales occur through the efforts of its direct sales force. The Company derived 17.8% and 14.1% of its total net revenue from sales made through distributors in the three months ended March 31, 2006 and 2005, respectively.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers, at which time the terms of the sale become fixed and determinable. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

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

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income.

Rebates

The Company accounts for rebates in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Warranty

The Company’s products typically carry a one to three year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006 the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statement of income for the three months ended March 31, 2006 reflects the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

On November 10, 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. The Company recorded deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123R, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Class A common stock results in a greater dilutive effect from outstanding options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a greater dilutive effect on net income per share.

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had five operating segments at March 31, 2006, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

The Company meets each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of its five operating segments;

•	the integrated circuits sold by each of its operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of its operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate the Company’s integrated circuits into their electronic products; and

•	all of its integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its five operating segments as of March 31, 2006 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Reclassifications

Certain amounts in the 2005 unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

2.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	March 31,	December 31,
	2006	2005
	(In thousands)

Work in process	$98,641	$86,445
Finished goods	127,660	108,126

	$226,301	$194,571

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$186,799	$(153,657)	$33,142	$156,099	$(150,676)	$5,423
Customer relationships	49,266	(46,066)	3,200	46,266	(45,228)	1,038
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(6,588)	1,026	7,214	(6,343)	871

	$246,995	$(209,627)	$37,368	$212,895	$(205,563)	$7,332

At March 31, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $33.2 million and $4.2 million, respectively. This expense will be amortized ratably through 2011. If the Company acquires additional purchased intangible assets in the future, its cost of revenue or other operating expenses will be increased by the amortization of those assets.

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Cost of revenue	$2,981	$2,290
Operating expense	1,083	912

	$4,064	$3,202

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	March 31,	December 31,
	2006	2005
	(In thousands)

Accrued rebates	$97,666	$99,645
Accrued taxes	69,915	68,318
Warranty reserve	15,630	14,131
Restructuring liabilities	7,574	8,083
Accrued settlement liabilities	2,047	2,047
Other	48,199	41,439

	$241,031	$233,663

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	March 31,	December 31,
	2006	2005
	(In thousands)

Restructuring liabilities	$7,027	$8,138
Accrued settlement liabilities	2,000	4,000

	$9,027	$12,138

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Beginning balance	$99,645	$93,222
Charged as a reduction to revenue	54,330	52,063
Payments and reversals	(56,309)	(57,970)

Ending balance	$97,666	$87,315

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Beginning balance	$14,131	$19,185
Charged to costs and expenses	2,267	—
Acquired through acquisition	877	55
Payments	(1,645)	(1,120)

Ending balance	$15,630	$18,120

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the three months ended March 31, 2006:

Three Months Ended
March 31, 2006
(In thousands)

Beginning balance	$16,221
Cash payments(1)	(1,620)

Ending balance	$14,601

(1)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except
	per share data)

Numerator: Net income	$134,886	$69,182

Denominator: Weighted average shares outstanding	539,207	497,971
Less: Unvested common shares outstanding	(239)	(765)

Denominator for net income per share (basic)	538,968	497,206
Effect of dilutive securities:
Unvested common shares outstanding	235	737
Stock awards	63,573	39,195

Denominator for net income per share (diluted)	602,776	537,138

Net income per share (basic)	$.25	$.14

Net income per share (diluted)	$.22	$.13

At March 31, 2006 common share equivalents were calculated based on (i) stock options to purchase 121.8 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $19.85 per share and (ii) 7.3 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

3.	Business Combinations

In March 2006 the Company completed the acquisition of Sandburst Corporation, a fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip (“SoCs”) that are deployed in enterprise core and metropolitan Ethernet networks. In connection with this acquisition, the Company paid $72.0 million in cash. In addition, the Company assumed 0.1 million unvested stock options that had a fair value of $4.4 million in accordance with SFAS 123R. The Company recorded a one-time charge of $5.2 million for purchased in-process research and development (“IPR&D”) expense. The amount allocated to IPR&D in the three months ended March 31, 2006 was determined through established

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed $7.6 million in net liabilities and recorded $40.2 million in goodwill, $30.7 million of completed technology and $3.4 million in other purchased intangible assets in connection with this acquisition.

The Company’s primary reasons for the Sandburst acquisition were to enter into the design and development of packet switching and routing SoCs that are deployed in enterprise core and metropolitan Ethernet networks, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing network switch product offerings, augment its engineering workforce, and enhance its technological capabilities. Certain of the cash consideration in the above acquisition is currently held in escrow pursuant to the terms of the acquisition agreement.

The unaudited consolidated financial statements include the results of operations of Sandburst commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

4.	Income Taxes

The Company recorded a tax provision of $3.4 million for the three months ended March 31, 2006 as compared to $11.3 million for the three months ended March 31, 2005, representing effective tax rates of 2.4% and 14.0%, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit for the three months ended March 31, 2006 and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2006 and March 31, 2005. In addition, during the three months ended March 31, 2006 the Company realized income tax benefits of $1.7 million resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries, due to the conclusion of certain foreign tax audits and the expiration of the statute of limitations for assessment of taxes related to prior periods.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company recorded net deferred tax assets of $1.4 million at March 31, 2006 and December 31, 2005 in accordance with SFAS 109.

5.	Shareholders’ Equity

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. From the time the program was first implemented through March 31, 2006, the Company repurchased 7.6 million shares at a weighted average price of $32.69 per share. At March 31, 2006, $408.5 million remained available to repurchase shares under the authorized program, as amended.

Stock Split

The Company effected a three-for-two stock split of its Class A and Class B common stock on February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006. All historical share numbers and per share amounts contained in these notes and in the consolidated financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income	$134,886	$69,182
Other comprehensive income (loss):
Translation adjustments	255	(37)

Total comprehensive income	$135,141	$69,145

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheets at March 31, 2006 and December 31, 2005 represents accumulated translation adjustments.

6.	Employee Benefit Plans

Stock Incentive Plans

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1998 Stock Incentive Plan, as amended and restated (the “1998 Plan”), is shareholder approved and permits the grant of stock options and restricted stock units to employees, non-employee members of the Board of Directors and consultants. At March 31, 2006, 76.3 million shares remained available for future grant under the 1998 Plan. Stock option and restricted stock unit awards are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain in the Company’s employ. The Company believes that such awards better align the interests of its employees with those of its shareholders.

The Board of Directors or the plan administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of newly-hired employees generally vest and become exercisable at the rate of 25% after one year of service and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant. Certain options that have been granted under the Company’s 1998 Plan or that were assumed by the Company in connection with certain of its acquisitions provide that the vesting of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the options granted thereunder will accelerate in whole or in part upon the occurrence of certain specified events.

In addition, the Company grants restricted stock units as part of its regular annual employee equity compensation review program as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant.

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the three months ended March 31, 2006 is set forth below:

	Options Outstanding
				Weighted
				Average	Weighted
				Exercise	Average
	Number of	Price Range		Price	Fair Value
	Shares	per Share		per Share	per Share
	(In thousands)

Balance at December 31, 2005	142,102		$.01 - $81.50	$19.00	$11.74
Options granted under the 1998 Plan	2,865	32	.39 - 48.63	42.02	12.27
Options assumed in acquisition	107	5	.26 - 40.49	7.66	41.31
Options cancelled	(487)		.01 - 46.58	21.35	10.20
Options exercised	(22,752)		.01 - 38.17	17.32	12.27

Balance at March 31, 2006	121,835		.01 - 81.50	19.85	11.66

The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $609.6 million. This intrinsic value represents the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the exercise price of each option.

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
				Weighted
		Weighted		Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
	Number of	Exercise	Pretax	Contractual	Number of	Exercise	Pretax
Range of Exercise Prices	Shares	Price	Intrinsic Value	Life	Shares	Price	Intrinsic Value
	(In thousands)		(In thousands)	(In years)	(In thousands)		(In thousands)

$ .01 to $ 7.09	6,653	$2.69	$269,253	3.9	5,555	$2.16	$227,757
7.10 to 12.52	18,541	10.56	604,475	6.1	15,294	10.60	497,926
12.53 to 19.90	14,388	15.89	392,424	5.9	8,751	14.86	247,675
19.91 to 26.30	70,643	22.65	1,448,869	8.0	34,313	23.01	691,389
26.31 to 32.68	8,614	28.81	123,618	8.2	2,975	28.09	44,813
32.69 to 81.50	2,996	42.59	1,694	9.1	379	40.14	1,142

	121,835	19.85	$2,840,333	7.3	67,267	17.73	$1,710,702

The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s Class A common stock of $43.16 on March 31, 2006. At March 31, 2006 the weighted average remaining contractual life of the exercisable options was 6.4 years.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity under the 1998 Plan in the three months ended March 31, 2006 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2005	7,089	$23.47
Restricted stock units granted under the 1998 Plan	780	43.02
Restricted stock units cancelled	(48)	22.74
Restricted stock units vested	(535)	23.58

Balance at March 31, 2006	7,286	25.56

The total pretax intrinsic value of restricted stock units vested during the three months ended March 31, 2006 was $24.1 million. Based on the closing price of the Company’s Class A common stock of $43.16 on March 31, 2006, the total pretax intrinsic value of all outstanding restricted stock units was $314.5 million.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 6,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year in which such rights are at any time outstanding. At March 31, 2006, 9.0 million shares were available for future issuance under this plan. The Company did not issue any shares under this plan in the three months ended March 31, 2006.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended
	March 31,
	2006(1)	2005
	(In thousands)

Cost of revenue	$5,005	$368
Research and development	60,339	7,025
Selling, general and administrative	28,347	3,901

	$93,691	$11,294

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended
	March 31,
	2006	2005

Expected life (in years)	3.00	3.25
Volatility	0.35	0.41
Risk-free interest rate	4.62%	3.95%
Dividend yield	0.00%	0.00%

The weighted average fair values per share of the restricted stock units awarded in the three months ended March 31, 2006 and 2005 were $43.02 and $21.46, respectively, calculated based on the fair market value of the Company’s Class A common stock on the respective grant dates.

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2010 related to unvested share-based payment awards at March 31, 2006 is $687.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

On April 24, 2006, as part of the Company’s regular annual employee compensation review program, the Company awarded 6.2 million restricted stock units, resulting in unearned stock-based compensation of $258.4 million calculated based on the $41.57 closing price of the Company’s Class A common stock on that date. One-sixteenth of the restricted stock units will vest May 5, 2006 and the remainder will vest ratably over the next 15 quarters. These restricted stock units, the respective unearned stock-based compensation, and their fair values are not included above. The Company also plans to grant additional employee stock options in the second quarter of 2006 in connection with the annual employee compensation review. The unearned stock-based compensation resulting from those stock option grants is also not included above, as the impact of the grants will depend on the number of stock options granted and their then current fair values.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three months ended March 31, 2005:

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Three Months Ended
March 31, 2005
(In thousands, except
per share data)

Net income — as reported	$69,182
Add: Stock-based compensation expense included in net income — as reported	11,294
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)

Net loss — pro forma	$(61,528)

Net income per share (basic) — as reported	$.14

Net income per share (diluted) — as reported	$.13

Net loss per share (basic and diluted) — pro forma	$(.12)

7.	Litigation

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) has engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The hearing on the liability portion of the case concluded in March 2006. In February 2006 the administrative law judge granted the motions of various third parties to intervene to contest the application of any exclusion order to downstream products. That hearing is set to begin in July 2006.

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

In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

indirectly, seven Qualcomm patents relating generally to the transmission, reception and processing of communication signals, including radio signals and/or signals for wireless telephony. The complaint seeks a preliminary and permanent injunction against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the seven Qualcomm patents are invalid and not infringed, and assert that Qualcomm has infringed, both directly and indirectly, six of the Company’s patents relating generally to wired and wireless communications. The counterclaims seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In January 2006 Qualcomm amended its complaint to seek treble damages for willful infringement. Discovery is ongoing, but no trial date has been set. The court has scheduled claims construction hearings in May 2006.

In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California asserting that the Company breached a contract relating to Bluetooth development and seeking a declaration that two of the Company’s patents are invalid and not infringed. In March 2006 Qualcomm filed an amended complaint providing further details concerning the same causes of action. The Company filed an answer in April 2006 denying the allegations in the complaint and asserting counterclaims. The counterclaims assert that Qualcomm has infringed, both directly and indirectly, the same two Company patents, and also allege breach of the Bluetooth contract by Qualcomm. The Company is seeking preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. Discovery in the action has not commenced, and no trial date has been set.

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California asserting that certain of the Company’s products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. A claims construction hearing was held in March 2006. Discovery in the action is ongoing, and trial has been set for January 2007.

In March 2006 Qualcomm filed a fourth complaint against the Company in the United States District Court for the Southern District of California asserting that the Company had misappropriated certain Qualcomm trade secrets and that certain of the Company’s products infringe, both directly and indirectly, a patent related generally to orthogonal frequency division multiplexing. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages, including double damages, and attorneys’ fees. Qualcomm also filed a motion for expedited discovery. The court has not yet ruled on the motion. The Company has not yet filed an answer in the action.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

Securities Litigation.  In March 2006 a purported class action lawsuit was filed in the Superior Court of California, County of Orange, by a plaintiff who claims to be a shareholder of Broadcom. The lawsuit, entitled Jin v. Broadcom Corporation, et al. (Case No. 06 CC00057), names as defendants the Company, each of the members of its Board of Directors, and Henry T. Nicholas III, the Company’s co-founder. The principal claims asserted in the lawsuit are that (a) disclosures in the company’s March 27, 2006 proxy statement concerning proposed Second Amended and Restated Articles of Incorporation (the “Second Amended Articles”), which would, among other things, increase the number of authorized shares of its Class A common stock, are incorrect and/or misleading; and (b) Broadcom’s recent stock split, the recent amendment to its share repurchase program, and recent and proposed changes in the compensation of its non-employee directors constitute breaches of the defendants’ fiduciary duties. Plaintiff contends, among other things, that the proposed increase in the number of authorized Class A shares is part of an alleged scheme to allow company insiders to sell Class B stock and nevertheless retain voting control over the Company’s affairs. The complaint seeks, among other things, a declaration that the Second Amended Articles are invalid, an injunction against the continuation and expansion of a plan to repurchase shares of the Company’s Class A common stock, rescission of certain changes to non-employee director compensation, and unspecified damages.

The plaintiff filed a motion for a temporary restraining order enjoining the Company from holding a vote on the approval of the Second Amended Articles at the Company’s 2006 annual meeting of shareholders and from filing the Second Amended Articles with the California Secretary of State. The court denied that motion in April 2006.

The Company believes that the claims asserted in the lawsuit are entirely without merit and intends to defend them vigorously.

The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, the Company is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements (collectively “Liabilities”), paid by such individual in connection with the Jin lawsuit (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

United States Attorney’s Office Investigation and Prosecution.  In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Company employees. In December 2005 one former Company employee was indicted for fraud and related activity in connection with computers and trade secret misappropriation. The former employee had been immediately suspended in June 2005, after just two months’ employment, when the Company learned about the government investigation. Following an internal investigation, his employment was terminated, nearly two months prior to the indictment. The indictment does not allege any wrongdoing by the Company, which is cooperating fully with the ongoing investigation and the prosecution.

General.  The foregoing discussion includes material developments that occurred during the three months ended March 31, 2006 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require the Company to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to obtain a license under the other party’s intellectual property rights that could require one-time license fees and/or royalty payments in the future and/or to grant a license to certain of its intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Our net revenue is generated principally by sales of our semiconductor products. Such sales represented 99.6% and 98.5% of our total net revenue in the three months ended March 31, 2006 and 2005, respectively. We derive the remaining balance of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of our sales occur through the efforts of our direct sales force. Sales made through distributors represented 17.8% and 14.1% of our total net revenue in the three months ended March 31, 2006 and 2005, respectively.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the semiconductor industry and wired and wireless communications markets;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	seasonality in the demand for consumer wired and wireless communication products into which our solutions are incorporated;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

For these and other reasons, our net revenue and results of operations in the three months ended March 31, 2006 and prior periods may not be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented 46.5% and 50.5% of our net revenue in the three months ended March 31, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, represented 29.7% and 23.8% of our net revenue in the three months ended March 31, 2006 and 2005, respectively. Net revenue derived from shipments to international destinations, primarily to Asia, represented 87.5% and 80.2% of our net revenue in the three months ended March 31, 2006 and 2005, respectively.

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales;

•	stock-based compensation expense;

•	the position of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs;

•	provisions for excess or obsolete inventories;

•	product warranty costs;

•	amortization of purchased intangible assets; and

•	licensing and royalty arrangements.

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	settlement costs;

•	amortization of purchased intangible assets;

•	in-process research and development, or IPR&D;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended March 31, 2006 our net income was $134.9 million as compared to $69.2 million in the three months ended March 31, 2005, a difference of $65.7 million. This improvement in profitability was the direct result of a 63.7% improvement in net revenue and a 0.3 percentage point improvement in gross margin. This resulted in an increase of $183.6 million in gross profit. This amount was partially offset by an increase in stock-based compensation of $82.4 million.

Product Cycles.  The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than twelve months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the three months ended March 31, 2006.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had five operating segments at March 31, 2006, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our five operating segments;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Because we meet each of the criteria set forth in SFAS 131 and our five operating segments as of March 31, 2006 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers, at which time the terms of the sale become fixed and determinable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we

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

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 6 of our Notes to Unaudited Condensed Consolidated Financial Statements.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of

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

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. We record estimated income tax liabilities to the extent they are probable and can be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or ongoing royalties, which could adversely impact gross profit and gross margins in future periods or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table sets forth certain statement of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months
	Ended
	March 31,
	2006	2005

Net revenue	100.0%	100.0%
Cost of revenue(1)	48.1	48.4

Gross profit	51.9	51.6
Operating expense:
Research and development(1)	26.6	26.5
Selling, general and administrative(1)	12.1	10.6
Amortization of purchased intangible assets	0.1	0.1
In-process research and development	0.6	1.2

Income from operations	12.5	13.2
Interest income, net	2.7	1.4
Other income, net	0.2	0.0

Income before income taxes	15.4	14.6
Provision for income taxes	0.4	2.0

Net income	15.0%	12.6%

(1)	The percentages included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 6 of Notes to Unaudited Consolidated Financial Statements.

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$900,647	100.0%	$550,345	100.0%	$350,302	63.7%
Cost of revenue(1)	432,776	48.1	266,116	48.4	166,660	62.6

Gross profit	$467,871	51.9%	$284,229	51.6%	$183,642	64.6

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 6 of Notes to Unaudited Consolidated Financial Statements.

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Enterprise networking	$305,590	33.9%	$233,953	42.5%	$71,637	30.6%
Broadband communications	331,152	36.8	207,208	37.7	123,944	59.8
Mobile and wireless	263,905	29.3	109,184	19.8	154,721	141.7

Net revenue	$900,647	100.0%	$550,345	100.0%	$350,302	63.7

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

The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue attributable to our enterprise Ethernet and controller products. The increase in net revenue from our broadband communications target market was broad-based. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth, mobile multimedia and wireless LAN product offerings.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the three months ended March 31, 2006 as compared to the three months ended December 31, 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		December 31, 2005
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Enterprise networking	$305,590	33.9%	$303,892	37.1%	$1,698	0.6%
Broadband communications	331,152	36.8	249,683	30.4	81,469	32.6
Mobile and wireless	263,905	29.3	267,030	32.5	(3,125)	(1.2)

Net revenue	$900,647	100.0%	$820,605	100.0%	$80,042	9.8

The increase in net revenue in our broadband communications target market was broad-based. In our mobile and wireless target market, we experienced strong growth in our Bluetooth and wireless LAN offerings offset by a seasonal decline in our mobile multimedia business.

We currently anticipate that total net revenue in the three months ending June 30, 2006 will increase by approximately three to five percent over net revenue for the three months ended March 31, 2006.

We recorded rebates to certain customers in the amounts of $54.3 million and $52.1 million in the three months ended March 31, 2006 and 2005, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates. Historically, reversals of rebate accruals have not been material.

Cost of Revenue and Gross Profit.  Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess or obsolete inventories, product warranty costs and stock-based compensation expense for personnel engaged in manufacturing support.

The increase in absolute dollars of gross profit in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from the 63.7% increase in net revenue. Gross margin increased from 51.6% in the three months ended March 31, 2005 to 51.9% in the three months ended March 31, 2006. The primary factors that contributed to this 0.3 percentage point improvement in gross margin were (i) improvements as a percentage of revenue in manufacturing overhead due to our significant growth partially offset by (ii) an increase in provisions for excess and obsolete inventory and warranty costs and stock-based compensation expense, the latter resulting from the adoption of SFAS 123R. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

Gross margin has been and will likely continue to be impacted in the future by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix, the introduction of products with lower margins, stock-based compensation expense, and the amortization of purchased technology, among other factors. We anticipate that our gross margin in the second quarter of 2006 may decrease as compared to the first quarter of 2006.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development(1)	$240,131	26.6%	$145,870	26.5%	$94,261	64.6%
Selling, general and administrative(1)	108,707	12.1	58,397	10.6	50,310	86.2

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 6 of Notes to Unaudited Consolidated Financial Statements.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from a $53.3 million increase in stock-based compensation and a $26.6 million increase in personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities since March 31, 2005, resulting from both direct hiring and acquisitions, and (iii) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending June 30, 2006 will increase as compared to the three months ended March 31, 2006.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We hold more than 1,400 U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The increase in selling, general and administrative expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from the $24.4 million increase in stock-based compensation, and increases in legal fees and personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities since March 31, 2005, resulting from both direct hiring and acquisitions, and (iv) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below. For a further discussion of our litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending June 30, 2006 will increase as compared to the three months ended March 31, 2006.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in each functional line item above:

	Three Months Ended
	March 31,
	2006(1)	2005
	(In thousands)

Cost of revenue	$5,005	$368
Research and development	60,339	7,025
Selling, general and administrative	28,347	3,901

	$93,691	$11,294

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 6 of Notes to Unaudited Consolidated Financial Statements.

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2010 related to unvested share-based payment awards at March 31, 2006 is $687.9 million. Of this amount, $32.1 million, $447.5 million and $208.3 million is currently estimated to be recorded as cost of revenue, research and development, and selling, general and administrative expense, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

On April 24, 2006, as part of our regular annual employee compensation review program, we awarded 6.2 million restricted stock units, resulting in unearned stock-based compensation of $258.4 million calculated based on the $41.57 closing price of our Class A common stock on that date. One-sixteenth of the restricted stock units will vest May 5, 2006 and the remainder will vest ratably over the next 15 quarters. The unearned stock-based compensation related to these restricted stock units is not included above. We also plan to grant additional employee stock options in the second quarter of 2006 in connection with the annual employee compensation review program. The unearned stock-based compensation resulting from those stock option grants is also not included above, as the impact of the grants will depend on the number of stock options granted and their then current fair values.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category above:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Cost of revenue	$2,981	$2,290
Operating expense	1,083	912

	$4,064	$3,202

At March 31, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $33.2 million and $4.2 million, respectively. This expense will be amortized ratably through 2011. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the three months ended March 31, 2006 and 2005, we recorded IPR&D of $5.2 million and $6.7 million, respectively. The amounts allocated to IPR&D in the three months ended March 31, 2006 and 2005 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest and Other Income, Net

The following table presents interest and other income, net, for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Interest income, net	$23,738	2.7%	$7,958	1.4%	$15,780	198.3%
Other income, net	1,771	0.2	98	0.0	1,673	—

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $1.420 billion at March 31, 2005 to $2.313 billion at March 31, 2006. The weighted average interest rates earned for the three months ended March 31, 2006 and 2005 were 4.59% and 2.68%, respectively.

Provision for Income Taxes

We recorded a tax provision of $3.4 million for the three months ended March 31, 2006 as compared to $11.3 million for the three months ended March 31, 2005, representing effective tax rates of 2.4% and 14.0%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit for the three months ended March 31, 2006 and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2006 and March 31, 2005. In addition, during the three months ended March 31, 2006 we realized income tax benefits of $1.7 million resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries, due to the conclusion of certain foreign tax audits and the expiration of the statute of limitations for assessment of taxes related to prior periods.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we recorded net deferred tax assets of $1.4 million at March 31, 2006 and December 31, 2005 in accordance with SFAS 109.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	March 31,	December 31,	Increase
	2006	2005	(Decrease)
	(In thousands)

Working capital	$2,159,534	$1,741,254	$418,280

Cash and cash equivalents(1)	$1,868,162	$1,437,276	$430,886
Short-term marketable securities(1)	272,402	295,402	(23,000)
Long-term marketable securities	172,889	142,843	30,046

	$2,313,453	$1,875,521	$437,932

(1)	Included in working capital.

Our working capital increased in the three months ended March 31, 2006 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the repurchase of our Class A common stock, the acquisition of Sandburst Corporation, and the purchase of long-term marketable securities and property and equipment.

Cash Provided and Used in the Three Months Ended March 31, 2006 and 2005.  Cash and cash equivalents increased to $1.868 billion at March 31, 2006 from $1.437 billion at December 31, 2005 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In the three months ended March 31, 2006 our operating activities provided $231.4 million in cash. This was primarily the result of $134.9 in net income and $113.4 million in net non-cash operating expenses offset in part by $16.9 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the three months ended March 31, 2005 our operating activities provided $151.1 million in cash. This was primarily the result of $69.2 in net income, $35.7 million in net non-cash operating expenses and $46.3 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable increased $44.2 million to $351.6 million in the three months ended March 31, 2006. The increase in accounts receivable was primarily the result of the $80.0 million increase in net revenue in the first quarter of 2006 to $900.6 million, as compared with $820.6 million in the fourth quarter of 2005. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $31.7 million to $226.3 million in the three months ended March 31, 2006, primarily in response to higher levels of purchase orders received from our customers and the buildup of buffer inventories based upon our forecast of future demand for certain key products. In the future, our inventory levels will continue to be determined based on the level of purchase orders received and the stage at which our products are in their respective product life cycles as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used $89.8 million in cash in the three months ended March 31, 2006, which was primarily the result of $67.9 million of net cash paid for the acquisition of Sandburst, the purchase of $15.0 million of capital equipment to support operations, and $7.0 million used in the net purchase of marketable securities. Investing activities used $60.6 million in cash in the three months ended March 31, 2005, which was primarily the result of $28.4 million used in the net purchase of marketable securities, $24.0 million of net cash paid for two acquisitions and the purchase of $8.1 million of capital equipment to support operations.

Our financing activities provided $289.3 million in cash in the three months ended March 31, 2006, which was primarily the result of $385.2 million in net proceeds received from issuances of common stock upon exercises of stock options, offset in part by $93.8 million in repurchases of our Class A common stock pursuant to our share repurchase program. Our financing activities provided $25.8 million in cash in the three months ended March 31, 2005, which was primarily the result of $28.2 million in net proceeds received from issuances of common stock upon exercises of stock options.

Due to the increase in the price of our Class A common stock, a greater number of stock options were exercised by employees, and we received more proceeds from the exercise of stock options, in the three months ended March 31, 2006 than during the three months ended March 31, 2005. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we have determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

Obligations and Commitments.  The following table summarizes our contractual payment obligations and commitments as of March 31, 2006:

	Payment Obligations by Year
	Remaining
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Operating leases	$73,651	$92,029	$67,901	$42,649	$30,808	$134,521	$441,559
Inventory and related purchase obligations	333,836	110	—	—	—	—	333,946
Other purchase obligations	50,979	2,162	—	—	—	—	53,141
Restructuring liabilities	5,842	4,227	1,813	1,813	906	—	14,601
Accrued settlement payments	47	2,000	2,000	—	—	—	4,047

Total	$464,355	$100,528	$71,714	$44,462	$31,714	$134,521	$847,294

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from its present location to new facilities in Irvine, California with an aggregate of 0.7 million square feet. The lease term is for a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first quarter of 2007. The aggregate rent for the term of the lease, $183.0 million, is included in the table above.

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

Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, and information systems infrastructure and other purchase commitments made in the ordinary course of business.

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

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, we have not issued nor do we have immediate plans to issue securities under the universal shelf registration statement. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2006 the carrying value of our cash and cash equivalents approximated fair value.

Marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of March 31, 2006 the carrying value and fair value of these securities were $445.3 million and $442.6 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of March 31, 2006 and December 31, 2005, respectively, were as follows:

	Carrying					Fair
	Value					Value
	March 31,	Maturity				March 31,
	2006	2006	2007	2008	2009	2006
	(In thousands, except interest rates)

Investments
Cash equivalents	$923,984	$923,984	$—	$—	$—	$923,986
Weighted average interest rate	4.73%	4.73%	—	—	—
Marketable securities	$445,291	$223,581	$163,950	$48,846	$8,914	$442,602
Weighted average interest rate	4.20%	4.04%	4.26%	4.57%	5.14%

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2005	2006	2007	2008	2005
	(In thousands, except interest rates)

Investments
Cash equivalents	$835,598	$835,598	$—	$—	$835,202
Weighted average interest rate	4.38%	4.38%	—	—
Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702
Weighted average interest rate	3.77%	3.62%	3.94%	4.45%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key business partners and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of March 31, 2006, the carrying and fair value of our strategic investments was $4.5 million.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our Class A common stock will likely decline and you may lose all or part of your investment.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation expense commencing with the first quarter of 2006;

•	the overall cyclicality of, and changing economic and market conditions in, the semiconductor industry and wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our dependence on a few significant customers for a substantial portion of our revenue;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

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

The implementation of new accounting rules related to the expensing of stock-based awards adversely affected our reported results of operations for first quarter of 2006 and will continue to negatively impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective January 1, 2006 the Company adopted SFAS 123R. SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has a significant adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Our net income for the three months ended March 31, 2006 reflected stock-based compensation expense of $93.7 million as a result of our adoption of SFAS 123R. The amount of unearned stock-based compensation currently estimated to be expensed in the period commencing April 1, 2006 through December 31, 2010 related to unvested share-based payment awards at March 31, 2006 is $687.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

On April 24, 2006, as part of our regular annual employee compensation review program, we awarded 6.2 million restricted stock units, resulting in unearned stock-based compensation of $258.4 million calculated based on the $41.57 closing price of our Class A common stock on that date. One-sixteenth of the restricted stock units will vest May 5, 2006 and the remainder will vest ratably over the next 15 quarters. The unearned stock-based compensation related to the restricted stock units is not included above. We also plans to grant additional employee stock options in the second quarter of 2006 in connection with the annual employee compensation review. The unearned stock-based compensation resulting from those stock option grants is also not included above, as the impact of the grants will depend on the number of stock options granted and their then current fair values.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Any other subsequent changes in the accounting rules applicable to Broadcom may also have an adverse effect on our results of operations.

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

Additionally, in the last four years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced a slowdown in orders and a reduction in net revenue in the fourth quarter of 2004 that we believe was attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 employees, including contractors, as of December 31, 2002 to 4,605 employees, including contractors, as of March 31, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system. More recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth we recently signed a $183.0 million lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to occur in the first quarter of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 1,400 U.S. patents and have filed more than 3,600 additional U.S. patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. We have also recently entered into consigned or customer managed inventory arrangements with certain of our customers, although we have not shipped a significant amount of product under those arrangements as of March 31, 2006. Pursuant to these arrangements we deliver products to a warehouse of the customer or a designated third party based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take product under such an arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented approximately 46.5% and 50.5% of our net revenue in the three months ended March 31, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .25 micron, .22 micron, .18 micron and .13 micron geometry processes. In addition, we are now designing a number of new products in 90-nanometer and 65-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

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

Sales of our products largely depend on whether customers choose to design our products into their product offerings and whether our customers’ product offerings are commercially successful.

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

Even if an equipment manufacturer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2006, we acquired 33 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We have in effect a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. Alternatively, we may issue equity or convertible debt securities directly in connection with an acquisition. We have in effect an acquisition shelf registration statement on SEC Form S-4 that enables us to issue up to 45 million shares of our Class A common stock in one or more acquisition transactions that we may enter into from time to time. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to our publicly traded Class A common stock.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 29.7% of our net revenue in the three months ended March 31, 2006 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 87.5% of our net revenue in the three months ended March 31, 2006. In 1999 we established an international distribution center in Singapore that includes an engineering design center. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in several other countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

The economic conditions in our primary overseas markets, particularly in Asia, may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

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

Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in declining average selling prices, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

In the past we and others in our industry experienced a shortage in the supply of packaging substrates that we use for our products. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business For example, the Federal Communications Commission has broad jurisdiction over each of our target markets in the United States. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. FCC regulatory policies that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products in the United States. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications.

In addition, we and our customers are subject to various import and export regulations of the United States government. These regulations could materially and adversely affect our business, financial condition and results of operations. Additionally, various government export regulations apply to the encryption or other features contained in some of our products. We have made numerous filings and applied for and received a number of export licenses under these regulations. However, if we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside of the United States.

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

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The ROHS Directive becomes effective July, 1, 2006, and we believe that, absent any unforeseen delays, our current product designs and material supply chains will allow production to continue in compliance with the RoHS Directive and without interruption. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

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

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, over time controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of March 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of March 31, 2006 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.5% of our outstanding common stock and held 60.8% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2006 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.7% of our outstanding common stock and held 59.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise.

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

In the three months ended March 31, 2006, we issued an aggregate of 2.1 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration proved by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 27, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. The following table details the repurchases that were made under the program during the three months ended March 31, 2006:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	That May yet be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

January 1, 2006 — January 31, 2006	116	$38.07	116
February 1, 2006 — February 28, 2006	907	$45.65	907
March 1, 2006 — March 31, 2006	1,062	$45.20	1,062

Total	2,085	$45.00	2,085	$408,458

From the time the program was first implemented through March 31, 2006, we repurchased 7.6 million shares at a weighted average price of $32.69 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

2006 Annual Meeting of Shareholders

Re-election of Directors

At Broadcom’s 2006 Annual Meeting of Shareholders, held April 27, 2006 (the “Annual Meeting”), each of the nine incumbent members of our Board of Directors (the “Board”) — George L. Farinsky, Maureen E. Grzelakowski, Nancy H. Handel, John Major, Scott A. McGregor, Alan E. Ross, Henry Samueli, Ph.D., Robert E. Switz and Werner Wolfen — was re-elected to serve on the Board until the next annual meeting of shareholders and/or until his or her successor is duly elected and qualified.

Approval of Second Amended and Restated Articles of Incorporation

The shareholders also approved our Second Amended and Restated Articles of Incorporation, which, among other things, (i) increase the number of shares of Class A common stock that Broadcom is authorized to issue from 800,000,000 shares to 2,500,000,000 shares and (ii) eliminate all statements relating to the rights, preferences, privileges and restrictions of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of our initial public offering in April 1998.

Approval of Amendment to Bylaws

In addition, the shareholders approved an amendment to Article III, Section 3.2 of Broadcom’s Bylaws to increase the authorized number of directors from a range of five to nine to a range of six to eleven directors, with the exact authorized number of directors to be fixed from time to time by resolution of the Board. The current authorized number of directors is nine.

Approval of Amendment and Restatement of Broadcom’s 1998 Stock Incentive Plan

The shareholders also approved an amendment and restatement of our 1998 Stock Incentive Plan (the “1998 Plan”) that (i) restructures the Director Automatic Grant Program in effect for new and continuing non-employee Board members to (A) revise the number of shares of Class A common stock that will be subject to the combined stock option grant and restricted stock unit award made to each non-employee Board member at each annual meeting of shareholders, beginning with the Annual Meeting; (B) provide for the proration of the combined award for any non-employee Board members who commence service on a date that is not the day of an annual meeting of shareholders, and (C) eliminate the initial awards of stock options and restricted stock units that would be made under the prior program to newly appointed or elected non-employee Board members as well as the renewal awards that would otherwise be made under the prior program every four years to continuing non-employee Board members; (ii) revises the cash flow performance goal under the Stock Issuance Program to allow certain adjustments (similar to those currently permitted for earnings or net income per share and net income or operating income) to be made in calculating whether that performance goal has been met with respect to any future awards contingent in whole or in part upon the achievement of specific objectives related to the attainment of such goal; and (iii) effects various technical revisions to facilitate plan administration.

Our Board adopted the amendment and restatement on February 24, 2006, subject to shareholder approval at the Annual Meeting.

Ratification of Appointment of Ernst & Young LLP

Finally, the shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Equity Awards Granted to Non-Employee Board Members

Upon re-election to the Board at the Annual Meeting, each of the non-employee members of the Board — Mr. Farinsky, Ms. Grzelakowski, Ms. Handel, Mr. Major, Mr. Ross, Mr. Switz and Mr. Wolfen — automatically received (i) an option to purchase 10,000 shares of Broadcom’s Class A common stock and (ii) RSUs covering 5,000 shares of Broadcom’s Class A common stock. The options and RSUs were issued in accordance with the terms of the Director Automatic Grant Program under the 1998 Plan, as amended and restated at the Annual Meeting. The shares subject to each 10,000 share option grant will vest in a series of one or more successive equal quarterly installments over the period measured from the date of the option grant and ending no later than the date of the next scheduled annual meeting of shareholders. Each RSU award for 5,000 shares will also vest in a series of one or more successive equal quarterly installments over the period beginning with the date of such award and ending no later than the date of the next scheduled annual meeting of shareholders. As the RSUs vest in one or more installments, the shares of Class A common stock underlying those vested units will be promptly issued. The shares subject to the option grants and RSU awards will immediately vest in full upon certain changes in control or ownership of Broadcom or upon the holder’s cessation of Board service by reason of death or disability.

Approval of 2006 Bonus Plan

On April 27, 2006 the Board approved the 2006 Performance Bonus Plan (the “2006 Bonus Plan”) to provide executive officers and certain other employees with incentive awards based upon the achievement of certain goals relating to Broadcom’s performance and/or upon the achievement of individual performance goals. The Compensation Committee of the Board has the exclusive authority to administer the 2006 Bonus Plan.

The 2006 Bonus Plan provides for a target potential bonus pool of $14,000,000, and a maximum bonus pool of $21,000,000, which will be paid to participants in the form of cash. The eligible participants in the 2006 Bonus Plan are our executive officers, other officers, senior managers, and certain other key employees, as recommended by our Chief Executive Officer and approved by the Compensation Committee. The size of the bonus pool will be established based upon the company’s achievement of one or more target objectives tied to the following financial measures of company performance: (i) net revenue, (ii) gross margin, (iii) operating margin, (iv) net income per share, (v) stock price change relative to the stock price performance of certain companies with which we compete and (vi) free cash flow. For the purpose of determining whether the goals in items (ii), (iii), (iv) and (vi) have been met, the Compensation Committee will use numbers reported by Broadcom in accordance with generally accepted accounting principles in the U.S. (“GAAP”), as adjusted for non-cash, non-recurring, extraordinary and certain other items, consistent with the non-GAAP financial measures set forth in the Current Report on Form 8-K to be filed regarding the company’s results of operations for the year ending December 31, 2006.

Individual awards from the bonus pool will be determined for executive officers, and approved for all other participants, by the Compensation Committee. We currently anticipate that awards under the 2006 Bonus Plan will be determined and paid in the first quarter of 2007.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

10.1	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Annual Grant.

10.2	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Pro-rated Grant.

10.3	Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors.

10.4	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Annual Award.

10.5	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Pro-rated Award.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/  William J. Ruehle
William J. Ruehle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Bruce E. Kiddoo
Bruce E. Kiddoo
Vice President and Corporate Controller
(Principal Accounting Officer)

May 2, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.1	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Annual Grant.
10.2	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Pro-rated Grant.
10.3	Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors.
10.4	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Annual Award.
10.5	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Pro-rated Award.
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.