Form 10-K/A
period 2005-12-31
BROADCOM CORP
filed 2007-01-23
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Registrant’s Telephone Number, Including Area Code: (949) 926-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filed ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.4 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2006 there were 473.5 million shares of Class A common stock and 74.8 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Shareholders filed March 27, 2006 and supplemented April 6, 2006.

Broadcom®, the pulse logo, 54g®, Air Force®, Blutonium®, BroadVoice®, CryptoNetX®, NetLink®, NetXtreme®, QAMLink®, QuadSquad®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, Videocore®, 125 High Speed Modetm, BroadRangetm, CableCheckertm, CellAiritytm, FirePathtm, InConcerttm, Intensi-fi tm, LoopDTechtm, NetXtreme IItm, ROBOSwitchtm, ROBOswitch-plustm, ROBO-HStm, SecureEasySetuptm, StrataSwitch IItm, StrataXGS IIItm, SystemI/Otm and WebSuperSmarttm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2007 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION

AMENDED ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this amended Annual Report on Form 10-K/A, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our prospective needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our restated consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

Purpose of this Amended Annual Report on Form 10-K/A

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options to purchase shares of our Class A or Class B common stock, referred to in this amended Annual Report on Form 10-K/A, or this Report, as stock options or options, and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. The voluntary review consisted of two components: (1) an equity award review, so-referenced in this Report, to determine whether we used appropriate measurement dates for option grants and other equity awards made under our extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, referred to in this Report as the conduct review, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom has recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005, included in “Selected Consolidated Financial Data” in Part II, Item 6 of this Report, have been restated. In addition, the unaudited quarterly financial information for interim periods of 2005 and 2004, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report, has been restated. We have also restated the stock-based compensation expense footnote information calculated under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. The restated footnote information has been included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the Consolidated Financial Statements in Part II, Item 15 of this Report.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Share and per share information presented in this Report has been adjusted to reflect all splits and dividends of our common stock subsequent to April 16, 1998, including the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend.

Findings of the Equity Award Review

From our initial public offering through May 2003, Broadcom’s option grant processes and procedures were not formalized or consistently followed. During this period, option grants awarded to employees who were not then executive officers, as defined in Section 16 of the Securities Exchange Act of 1934, as amended, or Section 16 Officers, were approved by our Equity Award Committee (then known as the Option Committee). The committee consisted of two directors who were also Section 16 Officers, pursuant to authority delegated by the Board of Directors under Broadcom’s 1998 Stock Incentive Plan, as amended and restated, or the 1998 Plan, and our 1999 Special Stock Option Plan. The Equity Award Committee did not conduct formal meetings with respect to all option grants; rather, the committee members often held informal discussions, either in person or telephonically, to determine whether option grants should be approved and priced as of that day. The Equity Award Committee members conferred frequently (often weekly) during 1998 and 1999. From 2000 through 2002, the Equity Award Committee members conferred less frequently and sometimes made option grants only once a quarter. No formal, contemporaneous written records of the Equity Award Committee discussions or meetings were kept. Instead, the Equity Award Committee relied upon, and option grant approvals were documented by, unanimous written consents, which were dated “as of” a specified date but were generally prepared after that date and signed at a later time. Thus, Broadcom has been unable to locate affirmative, contemporaneous documentation of Equity Award Committee meetings related to many past option grants.

During the equity award review, we determined that 18 grant dates were selected after the “as of” date indicated on the unanimous written consents documenting the approvals for some or all of the options granted. Accordingly, during the equity award review process, we presumed that each of the 96 grant dates from our initial public offering through May 2003 did not meet the measurement date criteria of APB 25 unless we could locate contemporaneous documentation confirming both that (1) a meeting occurred on a specified grant date and (2) the identification of employee-recipients and grant amounts were finalized by that grant date. Because we applied this presumption, a significant portion of the restatement adjustments are based upon our inability to locate such documentation.

During the same period, from our initial public offering through May 2003, option grants to Section 16 Officers and members of the Board of Directors were approved by the Board of Directors or the Compensation

Committee or made pursuant to the Automatic Director Grant Program under the 1998 Plan. Like the Equity Award Committee, the Compensation Committee relied upon, and option grant approvals were documented by, unanimous written consents, which were dated “as of” a specified date but generally were prepared after that date and signed at a later time. We have been unable to locate affirmative, contemporaneous documentation of Compensation Committee meetings related to several Section 16 Officer option grants. At the time of two grant dates to Section 16 Officers, a vacancy on the Compensation Committee existed; however, the vacancy had been formally filled by the time the unanimous written consents were executed by the committee members. Most grants to directors were made automatically on the dates specified under the 1998 Plan.

None of the grants requiring measurement date adjustments was made to our co-founders or any current or former member of our Board of Directors.

In June 2003 we implemented revisions to our stock option grant processes and procedures. As a result, the processes were formalized and a consistent procedure was implemented for the Equity Award and Compensation Committees. In addition, the composition of the Equity Award Committee was changed to include an independent director. Our review of the equity award practices in effect since June 2003 has determined that our equity granting processes and practices are sound and have been consistently adhered to, and we have not identified any instances of inappropriate measurement dates under APB 25 for option grants or other equity awards made since May 2003.

Currently, the Compensation Committee and Equity Award Committee each hold monthly equity award meetings based upon a predetermined schedule. The process requires that any proposed equity awards be reviewed in advance by both our Shareholder Services and Human Resources Departments, and requires communication of the details of proposed equity awards to committee members prior to each monthly meeting, as well as to award recipients promptly after the meeting. Equity awards are priced and valued based upon the closing price of our Class A common stock on the Nasdaq Global Select MarketSM (previously the Nasdaq National Market) on the date of the meeting. Decisions of each committee meeting are documented by minutes.

Adjustments to Measurement Dates

During the course of the equity award review, we identified three reasons that led to the determination that 81 grant dates failed to meet the measurement date criteria of APB 25. None of the grants requiring measurement date adjustments was made to our co-founders or any current or former member of our Board of Directors. For some of the 81 grant dates, more than one reason applied; as a result, the grant date numbers detailed below will not total 81 grant dates. The three reasons are:

•	No Contemporaneous Documentation. The review identified 68 grant dates for which Broadcom has been unable to locate contemporaneous documentation (beyond the “as of” dated unanimous written consents) confirming that a committee meeting occurred on the indicated grant date. We presumed that each grant date did not meet the measurement date criteria of APB 25 unless we could locate contemporaneous documentation confirming both that (1) a meeting occurred on the grant date and (2) the identification of employee-recipients and grant amounts were finalized by the grant date. The affected awards on these 68 grant dates involved 10,529 option grants covering 108.9 million shares. Of the options to purchase 108.9 million shares, options to purchase 0.4 million shares were granted to Section 16 Officers and options to purchase 108.5 million shares were granted to other employees. Among the 68 grant dates were three grant dates on which options were granted at times when the closing price of our Class A common stock was at or near the lowest price experienced during the applicable quarter or year. The three grant dates involved 1,128 option grants covering 12.5 million shares, none of which were granted to Section 16 Officers. Adjustments to the APB 25 measurement dates for the grants covered by the 68 grant dates resulted in the recording of additional deferred compensation of $1.037 billion.

•	Date Selection. For 18 grant dates, the review identified documents and/or unusual pricing procedures that indicated that the grant date for some options was selected after the date indicated on the unanimous written consent documenting the approval of those options. The affected awards on these 18 grant dates involved 6,205 option grants covering 90.3 million shares. Of the options to purchase 90.3 million shares, options to purchase 5.1 million shares were granted to Section 16 Officers and options to purchase

85.2 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $904.5 million.

•	Subsequent Allocation. In 1998, 2000, 2001 and 2002, we made large, broad-based grants of options to a substantial percentage (as high as 90%) of our employees. With respect to two of the broad-based grant dates, the review determined that we had not completed allocations of options to individual employees by the time the grant date was selected by the Equity Award or Compensation Committee. The affected awards on these two grant dates involved 4,271 option grants covering 33.7 million shares. Of the options to purchase 33.7 million shares, options to purchase 0.8 million shares were granted to Section 16 Officers and options to purchase 32.9 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $677.8 million.

The equity award review also revealed that, with respect to 14 of the grant dates discussed above, the Equity Award Committee awarded options but we intentionally did not notify some of the employee-recipients of their option grants for extended periods. We believe that notification is not an explicit criterion required by APB 25 to establish a measurement date. However, SFAS 123, if applicable, requires that there be a mutual understanding between the company and employee-recipient of the terms and conditions of option awards for there to be a grant date, and APB 25 indicates that the measurement date generally is on or after the grant date. Accordingly, we decided that for these 14 grant dates, the date of notification to the affected employees represented the best approximation of the appropriate measurement date under APB 25. The affected awards on these 14 grant dates involved 608 option grants covering 13.1 million shares. Of the options to purchase 13.1 million shares, options to purchase 1.3 million shares were granted to Section 16 Officers and options to purchase 11.8 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of deferred compensation of $251.1 million, included in the amounts above.

Other Adjustments

In addition, during the course of the equity award review, we identified some instances in which adjustments to deferred compensation were required that were not related to changes in measurement dates, as follows:

•	Grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees. To correctly account for these grants in accordance with SFAS 123, we recorded $33.8 million in additional deferred compensation during 1998 through 2002.

•	Some grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment. To correctly account for these grants in accordance with APB 25 and SFAS 123, we recorded $12.1 million in additional deferred compensation during 1998 through 2002.

•	With respect to 17 option grants, modifications were made to employee stock options that were not accounted for in accordance with APB 25. The modifications included the acceleration of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees. We recorded $9.5 million in additional deferred compensation, principally in 2001 through 2003, to properly account for these modifications.

In addition, other stock-based compensation expense previously recorded in prior periods was adjusted in connection with the restatement. In connection with the termination of some employees, we recorded stock-based compensation expense resulting from the extension of the post-service exercise period for vested stock options and for acceleration of the vesting period of stock options. These modifications were accounted for correctly pursuant to APB 25. However, as a result of other adjustments made in our restatement, the previously-recorded deferred compensation was reduced by $3.1 million.

Financial Impact of the Equity Award Review

The $2.672 billion total of the amounts shown above represents the aggregate gross additional deferred compensation that we recorded for the years 1998 through 2005 as a result of our equity award review. This amount does not reflect the elimination of $396.4 million in deferred compensation due to subsequent forfeitures related to employee terminations. In addition, the remaining amount of deferred compensation totaling $16.1 million at December 31, 2005 was eliminated in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which we adopted effective January 1, 2006. After such reductions, we recorded net additional stock-based compensation expense of $2.259 billion for the years 1998 through 2005 in connection with our equity award review. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Findings of the Conduct Review

In late July 2006, on the basis of its initial review, the Audit Committee decided to investigate the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process. That investigation is referred to in this Report as the conduct review.

During the four-and-a-half month conduct review, the Audit Committee met 28 times. Its independent counsel reviewed more than six million pages of documents and electronic information, and interviewed more than forty individuals, some more than once. The conduct review was accomplished with the full support and cooperation of Broadcom’s management and employees.

The Audit Committee determined that, after May 2003, Broadcom made significant corrective changes to its option granting and documentation processes. The measurement date for each grant made after May 2003 complied with prevailing accounting rules and is not subject to restatement. The Audit Committee found that Broadcom’s current processes are appropriate, that effective controls are now in place, and that there is currently no known material weakness in Broadcom’s option granting processes.

For the period from June 1998 through May 2003, however, the Audit Committee found that Broadcom’s informal option grant procedures and processes lacked adequate controls, and that its documentation and recordkeeping were insufficient to verify most of the original measurement dates.

The Audit Committee found that, for numerous option grants made between November 3, 1998 and May 19, 2003, certain Broadcom executives and employees selected grant dates after the fact.

The Audit Committee further found that, particularly with respect to annual broad-based option grants, allocations of grants to some individuals occurred after the grant dates.

The Audit Committee found that, reflecting the lack of adequate controls, there was, at times, uncertainty and confusion among certain individuals at Broadcom as to the rules relating to accounting for options, and certain individuals at Broadcom did not appreciate, or may not have appreciated, what the appropriate accounting rules were or whether appropriate accounting charges were or should have been taken.

Option grants were documented by unanimous written consents with “as of” dates. These unanimous written consents were often prepared weeks or months after the fact, and, apparently, a number of the “as of” unanimous written consents were presented for signature at the same time.

With respect to both the Equity Award Committee and the Compensation Committee, the Audit Committee found no evidence of any attempt to falsify execution dates of the “as of” unanimous written consents, or of any effort to assert that the date of actual execution of the “as of” unanimous written consents was on the grant date or measurement date.

The Audit Committee determined that all options and other equity awards granted to Broadcom’s co-founders and all current and former members of the Board of Directors were properly granted.

Based on the totality of the information available to it, the Audit Committee found that certain individuals were actively responsible for the lack of controls and the inappropriate grant practices. With respect to these individuals, the Audit Committee concluded:

•	Dr. Henry T. Nicholas III, Broadcom’s former President and Chief Executive Officer, bears significant responsibility for the lack of adequate controls in the option granting process due to the tone and style of doing business he set. There is substantial evidence that Dr. Nicholas was at times involved with the selection of grant dates after the fact and with subsequent allocations of grants. There is evidence that, on at least a couple of occasions, Dr. Nicholas sought the advice of the Chief Financial Officer and the Vice President of Human Resources regarding the process for certain option grants. He did not personally benefit from any of the restated grants. For reasons unrelated to stock options, Dr. Nicholas left Broadcom as an officer in January 2003 and did not stand for re-election as a director at the May 2003 Annual Meeting of Shareholders.

•	William J. Ruehle, Broadcom’s Chief Financial Officer from March 1998 until September 19, 2006, was at the center of the flawed option granting process. Mr. Ruehle retired from Broadcom two days before he was to be interviewed as part of the conduct review. Mr. Ruehle bears a substantial measure of responsibility for the lack of adequate controls and appropriate documentation in the option granting process. There is substantial evidence he engaged in the selection of grant dates after the fact. There is also substantial evidence that he engaged in subsequent allocations of grants. Mr. Ruehle failed to provide proper advice concerning proper accounting standards or to establish proper procedures. He was involved with grants for which the grant date was selected after the fact, and personally received options included in some of such grants.

•	Nancy M. Tullos, Broadcom’s former Vice President of Human Resources from August 1998 until June 30, 2003, also bears significant responsibility for the lack of controls and deficiencies in the option granting process. She was heavily involved in the flawed option granting process. While there is a lack of evidence that Ms. Tullos herself selected grant dates after the fact, there is substantial evidence she was heavily involved in that process, was fully aware of what was occurring, and encouraged, assisted in, and enabled it. There is also substantial evidence that Ms. Tullos was at the center of allocations of grants to individuals after the grants were made. She was involved with grants for which the grant date was selected after the fact, and personally received options included in some of such grants.

None of these individuals agreed to be interviewed by the Audit Committee’s independent counsel during the conduct review.

The Audit Committee also found that a former Treasurer initiated or implemented, together with Mr. Ruehle, the selection of a few grant dates after the fact in late 2002. This Broadcom employee retired in December 2006 from his then mid-level position in the Information Technology Department as a result of the conduct review.

With respect to these individuals who were, to varying degrees, actively responsible for the lack of controls and the inappropriate grant practices, the following remedial steps were recommended by the Audit Committee and taken by Broadcom’s Board of Directors in mid-December, 2006:

•	Each of these individuals either left Broadcom in 2003 for reasons unrelated to stock option practices or has recently retired from Broadcom as a result of the conduct review.

•	Broadcom has repriced and terminated all of Mr. Ruehle’s outstanding exercisable options granted after the company’s initial public offering. The net value prior to repricing of Mr. Ruehle’s terminated options on December 15, 2006 exceeded $32 million. Broadcom also purchased from Mr. Ruehle at fair market value his outstanding vested options granted prior to Broadcom’s initial public offering. A description of Broadcom’s agreement with Mr. Ruehle pertaining to his options is included in Part III, Item 11 of this Report.

•	Broadcom has terminated all of Ms. Tullos’ outstanding exercisable options. The net value of Ms. Tullos’ terminated options on December 15, 2006 exceeded $4 million.

•	Broadcom has repriced and terminated all of the outstanding exercisable options granted after 2002 to the former Treasurer who left Broadcom because of the conduct review, and has repriced his earlier-granted options. The net value prior to repricing of his terminated options on December 15, 2006 exceeded $450,000.

•	None of these former employees will receive any financial assistance that Broadcom may decide to make available to other employees to offset any tax consequences of the restatement.

•	Dr. Nicholas has no outstanding options.

The Audit Committee also found that two other employees — who were not responsible for the selection of grant dates or initiating subsequent allocations, and who gave appropriate advice concerning option grants — could nonetheless have been more alert that option granting practices were, or may have been, questionable or lacking in adequate controls. The Audit Committee concluded that these employees did not follow up as fully as they could have to address inadequacies in the option granting process.

The Audit Committee and the Board of Directors confirmed their confidence in the ability of these individuals to fully perform their responsibilities in the future. These two individuals have voluntarily agreed to the repricing of their outstanding options to the fair market value of Broadcom’s stock on the correct measurement dates and not to be included in any financial assistance that Broadcom may make available to its other employees to offset any tax consequences of the restatement.

Compensation Committee members executed “as of” unanimous written consents effecting the grants. The Audit Committee found that these Compensation Committee members reasonably relied on the advice of the responsible officers and employees and that management would present them with appropriate documents for execution.

The Audit Committee also concluded that Dr. Henry Samueli, a member of the Equity Award Committee and currently Broadcom’s Chairman and Chief Technical Officer, while involved with the flawed option granting process, reasonably relied on management and other professionals regarding the correct option accounting treatment and grant approval process. The Audit Committee also found that all outside directors reasonably relied on management and other professionals regarding the correct option accounting treatment and grant approval process.

Finally, the Audit Committee concluded that both Scott A. McGregor, Broadcom’s current President and Chief Executive Officer (who joined Broadcom in 2005), and Bruce E. Kiddoo, Vice President, Corporate Controller and Acting Chief Financial Officer (who assumed his position as Acting Chief Financial Officer when Mr. Ruehle retired on September 19, 2006), are appropriate individuals to certify Broadcom’s financial statements.

On December 15 and 18, 2006, Broadcom’s Board of Directors considered and approved each of the Audit Committee’s findings and conclusions with respect to the conduct review.

Restatement of Our Consolidated Financial Statements

As a result of the findings of our equity award review, our consolidated financial statements for the three years ended December 31, 2005 have been restated. The restated consolidated financial statements include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X. We also recorded additional stock-based compensation expense and associated tax adjustments affecting our previously-reported financial statements for 1998 through 2002, the effects of which are summarized in cumulative adjustments to our additional paid-in capital, deferred compensation and accumulated deficit accounts as of December 31, 2002, in the amounts of $2.282 billion, $486.0 million and $1.796 billion, respectively. See the Consolidated Statements of Shareholders’ Equity, included in Part IV, Item 15 of this Report.

     The following table summarizes the additional deferred compensation recorded on an annual basis as a result of the equity award review, categorized by each of the three reasons that led to the determination that particular option grants failed to meet the measurement date criteria of APB 25, together with the other adjustments made that were not related to changes in measurement dates:

						Cumulative				Cumulative
						Amount				Amount
	Years Ended December 31,					December 31,	Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002	2003	2004	2005	2005
	(In thousands)

Additional Deferred Compensation Recorded
No contemporaneous documentation	$19,984	$119,342	$572,114	$234,552	$77,057	$1,023,049	$14,015	$—	$—	$1,037,064
Date selection	—	226,198	442,993	45,013	178,341	892,545	11,936	—	—	904,481
Subsequent allocation	—	—	619,356	—	58,421	677,777	—	—	—	677,777
Other adjustments(a)	18,916	11,182	13,513	6,944	4,770	55,325	(3,150)	79	16	52,270

	$38,900	$356,722	$1,647,976	$286,509	$318,589	$2,648,696	$22,801	$79	$16	$2,671,592

(a)	Represents the following adjustments to deferred compensation that were not directly related to changes in measurement dates: 1) grants to consultants; 2) grants related to incorrect commencement dates of employment; 3) modifications to the stock options of terminated employees reflecting either acceleration of the vesting period of such options or the extension of the post-service exercise period of vested stock options; and 4) additional adjustments for modifications that were previously accounted for correctly but that required additional adjustment due to revised measurement dates.

     The following table summarizes the activity in additional deferred compensation as well as additional stock-based compensation expense and related tax adjustments on an annual basis. This table does not include previously-recorded activity in deferred compensation or stock-based compensation expense:

						Cumulative					Cumulative
						Adjustment					Adjustment
	Years Ended December 31,					December 31,		Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002		2003	2004	2005	2005
	(In thousands)

Activity in Additional Deferred Compensation
Additional deferred compensation
— beginning balance	$—	$27,010	$304,443	$1,473,122	$692,689	$—		$485,973	$129,666	$60,422	$—
Additional deferred compensation recorded	38,900	356,722	1,647,976	286,509	318,589	2,648,696	(b)	22,801	79	16	2,671,592
Additional stock-based compensation expense amortization	(11,770)	(74,927)	(442,326)	(347,283)	(374,337)	(1,250,643)		(112,967)	(63,239)	(42,011)	(1,468,860)
Acceleration of additional stock-based compensation expense(a)	—	—	—	(569,596)	—	(569,596)		(220,642)	—	—	(790,238)
Elimination due to employee terminations	(120)	(4,362)	(36,971)	(150,063)	(150,968)	(342,484	)(b)	(45,499)	(6,084)	(2,313)	(396,380)

Additional deferred compensation
— ending balance	$27,010	$304,443	$1,473,122	$692,689	$485,973	$485,973	(c)	$129,666	$60,422	$16,114	$16,114 (e)

Additional Stock-Based Compensation Expense and Related Tax Adjustments
Additional stock-based compensation expense	$11,770	$74,927	$442,326	$916,879	$374,337	$1,820,239		$333,609	$63,239	$42,011	$2,259,098
Other tax adjustments	—	—	—	—	—	—		397	1,846	2,629	4,872

Additional operating expenses	11,770	74,927	442,326	916,879	374,337	1,820,239		334,006	65,085	44,640	2,263,970
Income tax expense (benefit)	(3,664)	(26,686)	(167,771)	—	174,113	(24,008	)(b)	—	(19,525)	—	(43,533)

Net adjustment	$8,106	$48,241	$274,555	$916,879	$548,450	$1,796,231	(d)	$334,006	$45,560	$44,640	$2,220,437

(a)	Acceleration resulting from our 2001 and 2003 stock option exchanges — See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
(b)	The total of $2,282,204 represents the cumulative adjustment to additional paid-in capital at December 31, 2002.
(c)	Represents the cumulative adjustment to deferred compensation at December 31, 2002.
(d)	Represents the cumulative adjustment to accumulated deficit at December 31, 2002.
(e)	In accordance with the provisions of SFAS 123R, all remaining recorded deferred compensation was eliminated effective January 1, 2006 with a corresponding reduction in additional paid-in capital.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on an annual basis:

	Stock- Based Compensation Expense
	As Reported	Adjustments	As Restated
		(In thousands)

Year ended December 31, 2005	$60,004	$42,011	$102,015
Year ended December 31, 2004	74,687	43,714	118,401
Year ended December 31, 2003	577,487	333,609	911,096
Year ended December 31, 2002	419,663	548,450	968,113
Year ended December 31, 2001	511,010	916,879	1,427,889
Year ended December 31, 2000	120,209	274,555	394,764
Year ended December 31, 1999	4,713	48,241	52,954
Year ended December 31, 1998	1,900	8,106	10,006

	$1,769,673	$2,215,565	$3,985,238

Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to this restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before December 31, 2005 should not be relied upon and are superseded in their entirety by the information in this Annual Report on Form 10-K/A.

Other Revisions in this Amended Annual Report

We have modified the disclosures presented in our original Annual Report on Form 10-K for the year ended December 31, 2005, or 2005 Form 10-K, to reflect the effects of the restatement of our consolidated financial statements and have modified or updated certain other information as discussed below. However, this amended Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the 2005 Form 10-K or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-K on February 16, 2006. Accordingly, this amended Annual Report on Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, subsequent to the date of the original filing of the 2005 Form 10-K, provided that you should not rely on any financial information in our previous SEC filings as noted above. The following items have been amended as a result of the restatement:

Part I — Item 1 — Business;

Part I — Item 1A — Risk Factors;

Part I — Item 4 — Submission of Matters to a Vote of Security Holders;

Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

Part II — Item 6 — Selected Consolidated Financial Data;

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8 — Financial Statements and Supplementary Data;

Part II — Item 9A — Controls and Procedures;

Part III — Item 10 — Directors and Executive Officers of the Registrant;

Part III — Item 11 — Executive Compensation;

Part III — Item 13 — Certain Relationships and Related Transactions;

Part III — Item 14 — Principal Accounting Fees and Services; and

Part IV — Item 15 — Exhibits and Financial Statement Schedules.

In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer and Acting Chief Financial Officer as Exhibits 31.1, 31.2 and 32

Please refer to Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for additional information concerning the restatement.

PART I

Item 1.	Business

Overview

Broadcom Corporation is a global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; System I/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 16215 Alton Parkway, Irvine, California 92618-3616, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our Class A common stock trades on the Nasdaq Global Select Market under the symbol BRCM. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.

Industry Environment and Our Business

Over the past two decades communications technologies have evolved dramatically in response to the proliferation of the Internet, ubiquitous wireless and mobile networks, and the emergence of new data-intensive computing and communications applications. These applications include, among others, high-speed Internet web browsing, wireless networking, high definition television and DVD players, VoIP-enabled products, sophisticated Gigabit Ethernet corporate networks, portable media players that are able to play both audio and video, cellular handsets that act as a camera or camcorder, handle email and surf the Internet, and mobile TV and game platforms and other wireless-enabled consumer electronics and peripherals. This evolution has also changed the ways in which we communicate. Consumers and businesses continue to seek faster, more cost-effective ways to receive and transmit voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We can now access and communicate information via wired and wireless networks through a variety of electronic devices, including personal desktop and laptop computers, digital cable and satellite set-top boxes, high definition televisions, handheld computing devices such as personal digital assistants, or PDAs, and cellular phones. These applications and devices require increasingly higher processing speeds and information transfer rates within the computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

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

Target Markets and Broadcom® Products

We design, develop and supply a diverse portfolio of products targeted to a variety of wired and wireless communications markets. Our semiconductor and software solutions are ubiquitous, embedded in cable and DSL modems and digital set-top boxes, digital televisions, high definition DVD players, networking equipment, wireless-enabled laptop and desktop computers, and advanced PDAs and cellular phones, among other wired and wireless equipment.

The following is a brief description of each of our target markets and the system-on-a-chip and software solutions that we provide for each market.

Broadband Communications

Broadcom offers manufacturers a range of broadband communications and consumer electronics systems-on-a-chip that enable voice, video and data services over residential wired and wireless networks. These highly integrated silicon solutions continue to enable advanced system solutions, which include broadband modems and residential gateways, digital cable, satellite and IP set-top boxes and media servers, high definition and digital televisions, and high definition DVD players and personal video recording devices.

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

The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format. Currently, the FCC is targeting 2009 for this mandated digital conversion. This conversion will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will create demand for new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate enhanced functionalities, such as Internet access, personal video recording, or PVR, video on demand, interactive television, HDTV, 3-D gaming, audio players and various forms of home networking.

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

Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home over Ethernet or wireless networks. In addition, our set-top box semiconductor solutions incorporate PVR functionality. This allows viewers to watch and record multiple programs and enables additional features such as selective viewing, fast forward, fast reverse, skip forward, skip back, and slow motion and frame-by-frame viewing.

DBS Solutions.  By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also developed comprehensive DBS solutions. These products include an advanced, high definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for set-top boxes, including an advanced modulation system to increase satellite capacity; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV. This chipset provides television and set-top box manufacturers with a high performance vestigial side band receiver and a 2D/3D video-graphics subsystem for SDTV and HDTV displays.

To meet the needs of the expanding broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services, enabling Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, a digital satellite tuner/receiver and a high-performance broadband gateway modem, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.

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

Broadcom entered the high definition DVD player market through our acquisition of Sand Video, a developer of advanced video compression technology, in April 2004. Our initial product for this market is a high definition video decoder/audio processor chip that is fully compliant with both the Blu-ray and HD DVD disc formats. This single-chip solution also provides backwards compatibility for current DVD video titles as well as new HD DVD titles that may be authored in an MPEG-2 format. In addition, we offer a reference design for the development of Blu-ray and HD DVD media players that includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that afford our customers a wide range of integration options. In 2006 we introduced a universal optical disc platform that has an advanced feature set and a flexible optical disc software stack that is compliant with both Blu-ray and HD DVD specifications, providing customers with a complete platform for next generation media players that support both disc formats, as well as other home entertainment and network applications. The new platform incorporates the decoding, processing and memory functions for both Blu-ray and HD DVD media players, eliminating the need for manufacturers to build two hardware platforms. The platform supports a wide variety of mandatory audio and video compression standards required for Blu-ray and HD DVD optical disc formats, and also provides full backwards compatibility for current DVD video titles as well as DVD-R, DVD-VR and audio CDs.

Enterprise Networking

Broadcom designs and develops semiconductor solutions for PC, server and network equipment makers that provide products to handle the flow of information within small-to-medium- sized businesses, large enterprises and service provider networks. Our solutions enable these networks to offer higher capacity, faster, more cost-efficient transport and management of voice, data and video traffic across wired and wireless networks. For desktop computers and servers, we supply high-speed controllers, server I/O chipsets and RAID storage controllers. On the infrastructure side, Broadcom produces end-to-end networking products including Ethernet physical layer and switching devices, optical networking components, embedded processors, security processors and serializers/deserializers.

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

SerDes Technology and Products.  We have developed an extensive library of serializer/deserializer, or SerDes, cores for Ethernet, storage and telecommunications network infrastructures. The technology is available in stand- alone SerDes devices or integrated with our standard and custom products. New generations of SerDes architectures provide advanced on-chip diagnostic intelligence to allow system designers to monitor, test and control high-speed serial links for signal integrity and bit error rate performance to reduce development cycles and costly field maintenance support.

Gigabit Ethernet Controllers.  Built upon five generations of Gigabit Ethernet MAC technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnect, or PCI®, PCI-X® and PCI Express® local bus interfaces for use in NICs and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and laptop computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables advanced management software to run in firmware so it can be remotely upgraded through simple downloads. Our NetXtreme IItm family of Ethernet controllers consists of converged network interface controllers that are designed to improve server performance by integrating a TCP/IP offload engine, remote direct memory access, iSCSI storage and remote management. NetXtreme II controllers simultaneously perform storage networking, high-performance clustering, accelerated data networking and remote system management pass-through functions. In 2005 Broadcom added new security features to our NetXtreme controllers, including integrated Trusted Platform Module 1.2 functionality, to enable PC manufacturers to offer hardware-based security as a standard feature on enterprise client personal computers. The entire NetXtreme product family is fabricated in a .13 micron or .18 micron CMOS process.

In 2005 Broadcom introduced its NetLink® family of Gigabit Ethernet controllers, which are based on the PCI Express bus architecture and optimized for small-to-medium-sized businesses. Designed for use in personal computers, NetLink controllers enable applications such as video editing and file transfer, LAN gaming, video conferencing, multimedia data sharing and desktop management, while at the same time offering very low power consumption.

Ethernet Switches.  We offer a broad switch-on-a-chip product line ranging from low-cost, unmanaged and managed, OSI Layer 2 eight port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips.

Our ROBOswitch-plustm product family consists of Layer 2+ switch chips supporting five, eight, 16 and 24 port 10/100 Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations of four, five, eight, 16 and 24 ports. We believe our switch chips make it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, 10/100 and Gigabit Ethernet transceivers, media independent interface and packet buffer memory in single-chip solutions. These chips give manufacturers multiple switch design options that combine plug and play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user. In 2005 we incorporated two new technologies into our ROBOSwitchtm products, CableCheckertm technology, which finds the location of wiring faults without disrupting live network traffic, and LoopDTechtm technology, which provides an immediate warning when a loop is introduced in the network, allowing the problem to be identified and remedied quickly. In 2006 we introduced a new family of ROBOswitch Gigabit Ethernet products, ranging from 16 to 48 Gigabit Ethernet ports, that features an integrated MIPS® processor, which reduces overall system cost, and WebSuperSmarttm software, an easy to use, web-based network configuration tool. The ROBOswitch family includes products for unmanaged, smart and managed solutions.

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

Security Processors and Adapters

Most corporations use the Internet for the transmission of data among corporate offices and remote sites and for a variety of e-commerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs, which use the Internet Protocol security, or IPSec, protocol. In addition to VPNs, secure socket layer, commonly referred to as SSL, is used to secure sensitive information among users and service providers for e-commerce applications. Personal authentication has also become a part of daily life — people present “credentials” to prove their identity and gain access to a place or thing, such as a corporate network, or to engage in financial transactions. Our identities have increasingly become a collection of electronic bits. While enabling unprecedented levels of convenience, digital transactions inherently expose individuals and companies to a greater risk of identity theft and invasion of privacy.

Our SSL family of CryptoNetX® high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 10,000 SSL transactions per second. Our current generation of CryptoNetX processors, introduced in 2005, combine IP security, SSL protocol processing, cryptographic acceleration and hardware-based identity management and authentication into a single-chip. These processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps full duplex. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

In 2006 Broadcom introduced a secure applications processor with integrated radio frequency identification technology that is designed to facilitate secure personal authentication transactions associated with physical access, logical access (into a PC or network) and contactless payment applications.

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

Leveraging our expertise in high-performance, low-power very large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next-generation networks. Our SiByte® family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power dissipation, high integration of network-centric functions, and programmability based on an industry-standard instruction set architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS 64-bit superscalar CPU capable of operating at frequencies of 400 MHz to 1.2 GHz. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Our devices are also being designed for utilization in the fast growing network storage market, including network attached storage, storage area networking and RAID applications. Our general purpose processors are ideal for the complex protocol conversions, virtualization and proxy computations that storage applications require.

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

Mobile & Wireless Networking

Broadcom’s mobile and wireless products allow manufacturers to develop leading edge mobile devices, enabling end-to-end wireless opportunities for the home, business and mobile markets. Products in this area include solutions in every major wireless market segment, including wireless local area, cellular and wide area, and personal area networking, as well as a comprehensive range of emerging next generation mobile technologies. Our portfolio of mobile and wireless products is enabling a new generation of portable devices including cellular handsets, mobile TV and game platforms and other wireless-enabled consumer electronics and peripherals, such as home gateways, printers, VoIP phones, PC cards and notebook computers.

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

The first widely adopted standard for Wi-Fi technology was the IEEE 802.11b specification, which is the wireless equivalent of 10 Mbps Ethernet, allowing transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. However, the 802.11g specification, which provides almost five times the data rate of 802.11b networks, has replaced 802.11b as the mainstream wireless technology for both business and consumer applications. The 802.11a standard applies to wireless LANs that operate in the 5 GHz frequency range with a maximum data rate of 54 Mbps. In early 2008, we believe a fourth Wi-Fi standard, 802.11n, will be ratified. However, Broadcom is already developing products based on a draft version of that standard. 802.11n will deliver up to eight times the throughput and four times the range of 802.11g.

Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as printers, digital cameras, gaming devices, PDAs, cellular phones and broadband modems. Our 54g® chipsets represent our implementation of the IEEE 802.11g wireless LAN standard that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps. We offer a family of low power 54g chipsets that are specifically designed to allow PDAs, portable music players, cellular phones, and handheld games to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Our Intensi-fitm chipsets, introduced in 2006, are built to support the draft 802.11n standard, and are backward compatible to all previous WLAN standards: 802.11a, 802.11b, and 802.11g. These chipsets enable us to serve a new demand for video distribution in the home.

Continuous software and hardware performance enhancements have refined our wireless LAN product family, which now includes 125 High Speed Modetm technology, which increases the speed of wireless transmissions, BroadRangetm technology, which extends Wi-Fi coverage range, and SecureEasySetuptm, a software wizard that enables simple setup of a secure wireless network. All of our AirForce® products also offer advanced security features, including certified support for Wi-Fi Protected Accesstm, or WPA (versions 1 and 2), the Cisco Compatible Extensions, and hardware accelerated Advanced Encryption Standard, or AES, encryption. Our entire family of wireless LAN chips consists of all-CMOS solutions that are capable of self-calibrating based on usage temperature and other environmental conditions.

Cellular Technology

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

The international Global System for Mobile Communication, or GSM, is currently the dominant standard for cellular mobile communications. Enhanced data communications standards derived from GSM include General Packet Radio Services, or GPRS, Enhanced Data Rates for GSM Evolution, or EDGE, and Universal Mobile Telecommunications System, or UMTS. UMTS technologies, including Wideband Code Division Multiple Access (WCDMA), High Speed Downlink Packet Access (HSDPA) and High Speed Uplink Packet Access (HSUPA), are typically referred to as 3G technologies. These standards have extended GSM to enable packet-based “always on” Internet applications and more efficient data transport with higher transmission rates for a new generation of data services such as Internet browsing, 3-D gaming and multimedia messaging with rich graphics and audio content.

We develop and market GSM, GPRS, EDGE and UMTS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and wireless PDAs. Our CellAiritytm cellular products, introduced in 2006, include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip, a cellular software suite that includes enhanced communications and multimedia functionality, and pre-integrated cellular phone reference designs that assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. We also provide a range of handset and cellular modem engineering design services to select customers, encompassing printed circuit board, RF and handset hardware design, software development and integration, product verification and certification, and manufacturing support.

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

Our Blutonium® family of single-chip Bluetooth devices and software profiles and stacks provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our Bluetooth solutions, all of which have been qualified by the Bluetooth Qualification Board to meet version 1.2 or 2.0 of the Bluetooth specification, are incorporated in PCs, PDAs, wireless mouse and keyboard applications, GSM/GPRS/UMTS and CDMA mobile phones, and other end products.

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

During 2006 Broadcom added several new, enhanced products to its Bluetooth product line, including a new device that integrates a complete Bluetooth radio and baseband with a high performance FM stereo radio receiver into a single chip, and a fully integrated Bluetooth smartphone software that provides Windows-based mobile smartphone devices with industry leading Bluetooth functionality that was only previously available in desktop and notebook computers.

Mobile Multimedia Processors

Multimedia is becoming increasingly prevalent in handheld devices such as cellular phones. To support new multimedia features including imaging, graphics, camera image capture, audio capture, music playback, music streaming, video streaming, video capture, gaming, mobile TV, and more, Broadcom offers a line of video and multimedia processors based on a low power, high performance architecture referred to as Videocore®.

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

Mobile Application Processors

The increasing popularity of multimedia features in cellular phones and other portable devices, such as mobile televisions and portable audio, video and gaming devices, is generating a demand for high-end applications optimized to work with video and camera capabilities at prices affordable to consumers. In 2006 we introduced a family of mobile application processors, which integrate our Videocore multimedia processor and an ARM11® applications processor, software, and reference designs, to enable an array of multimedia features, including support for an 8 mega-pixel digital camera, MPEG-4/H.264 VGA video decoding at 30 frames per second, video encoding at 30 frames per second, and NTSC/PAL TV signal output via composite, component and S-video connections, and to support advanced mobile device applications such as email, web browsing, file management and graphical user interfaces.

Mobile Power Management

As cellular networks evolve to so-called 2.5G and 3G technologies, increasingly sophisticated functionality and applications are becoming available in new cellular handsets and other portable devices. The convergence of complex multimedia functionality, including high-resolution digital still camera capabilities, mobile gaming, MP3 and video playback, Internet access, Global Positioning System receivers, and mobile television, is becoming standard on many portable devices. However, each of these applications adds to the power management complexity of the overall system, creating a need for more sophisticated battery charging, monitoring, and system power management. Portable device makers are seeking advanced power management solutions that reduce total system cost, occupy very little board space and are flexible and scalable enough to manage even the most demanding power requirements. Broadcom provides a family of power management devices, introduced in 2006, that intelligently manage power consumption in mobile devices to optimize system operation and maximize battery life in cellular phones, MP3 players, portable navigation products, portable media and game players and security applications.

Mobile Digital TV

Mobile digital TV refers to a series of new broadcast technology standards targeted specifically at mobile platforms. As incorporation of video into mobile devices becomes more prevalent, broadcast technologies offer improved viewing quality and lower network loading as compared to video over 3G IP transfers. Of these standards, the Digital Video Broadcasting — Handheld (DVB-H) standard currently offers broad geographic coverage worldwide. DVB-H is based on the DVB-T standard with lower power features.

In 2006 we introduced our first tuner that supports both the DVB-T and DVB-H standards. This tuner can be combined with off-the-shelf demodulators from third parties to provide a complete mobile digital TV solution for DVB-H and DVB-T.

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

Customers currently shipping wired and wireless communications equipment incorporating our products include Alcatel, Apple, Askey, Cisco, D-Link, Dell, EchoStar, Hewlett-Packard, IBM, LG, Motorola, Netgear, Nintendo, Nortel Networks, Samsung, and Thomson CE, among others. To meet the current and future technical needs in our target markets, we have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses.

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

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 45.3%, 51.1% and 51.6% of our net revenue in 2005, 2004 and 2003, respectively. See Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. Sales to our five largest customers represented 46.5% of our net revenue in the nine months ended September 30, 2006 (unaudited).

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

We believe our key competitive advantages include superior engineering execution and our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

•	proprietary communications systems algorithms and protocols;

•	advanced DSP hardware architectures;

•	system-on-a-chip design methodologies and advanced library development for both standard cell and full-custom integrated circuit design;

•	high performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes;

•	high performance custom microprocessor architectures and circuit designs; and

•	extensive software reference platforms and board-level hardware reference platforms to enable complete system-level solutions.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2005 we had 3,011 research and development employees. As of December 31, 2006 we had 3,808 research and development employees, the majority of whom hold advanced degrees, including 439 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the system-on-a-chip solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of wired and wireless communications markets with a relatively focused investment in research and development.

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

Our research and development expense was $681.0 million, $598.7 million and $732.4 million in 2005, 2004 and 2003, respectively. These amounts include stock-based compensation expense for employees engaged in research and development of $68.6 million, $102.3 million and $298.1 million in 2005, 2004 and 2003, respectively.

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

Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. While our design methodology typically creates a smaller than average die for a given function, it also generates full-custom integrated circuit designs. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to that of a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-progress control. Our approach makes the manufacturing subcontracting process transparent to our customers.

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

Our products are currently fabricated with .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; and .13 micron, six and seven layer metal structures. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies, and are designing most new products to 90 and 65 nanometer, seven to eight layer metal, feature sizes. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, the transition to 65-namometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar expenses and difficulties or delays as we continue to transition our products to smaller geometry processes. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

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

As part of our total quality program, we received ISO 9002 certification, a comprehensive International Standards Organization specified quality system acknowledgement, for our Singapore facility. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

While every effort is made to monitor and meet the quality requirements of our customers, including the use of industry standard procedures and other methods, it is possible that an unanticipated quality problem may result in interruptions or delays in product shipments. In that event, our reputation may be damaged and customers may be reluctant to buy our products, and we may be required to apply significant capital and other resources to remedy any quality problem with our products.

Environmental Management

We are also focusing on managing the environmental impact of our products. Our manufacturing flow is registered to ISO 14000, the international standard related to environmental management, by our subcontractors. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the

RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Product Distribution

Initially we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility put us closer to our suppliers and many key customers and improved our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. Net revenue derived from actual shipments to international destinations, primarily in Asia, represented 84.5%, 79.0% and 77.7% of our net revenue in 2005, 2004 and 2003, respectively. Net revenue derived from actual shipments to international destinations, primarily in Asia, represented 86.7% of our net revenue in the nine months ended September 30, 2006 (unaudited).

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted wired and wireless communications markets by providing quality, state-of-the-art products, superior engineering execution and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our sales occur through our direct sales force, which is based in offices located in California, Colorado, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Ohio, Texas and Virginia. We have also engaged independent distributors, Arrow Electronics and Avnet, Inc., to service the North American and South American markets.

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

As of the date of the filing of the original 2005 Form 10-K, we held more than 1,250 U.S. patents and had filed more than 3,600 additional U.S. patent applications. We currently hold more than 1,900 U.S. patents and more than 750 foreign patents and have filed approximately 5,900 additional U.S. and foreign patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards.

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

Employees

As of December 31, 2005, we had 4,287 full-time, contract and temporary employees, including 3,011 individuals engaged in research and development, 514 engaged in sales and marketing, 313 engaged in manufacturing operations, and 449 engaged in finance, legal and general administration activities. As of December 31, 2006 we had 5,233 full-time, contract and temporary employees, including 3,808 individuals engaged in research and development, 555 engaged in sales and marketing, 364 engaged in manufacturing operations, and 506 engaged in finance, legal and general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our amended and subsequent reports on Forms 10-Q/A, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

Our operating results for 2006 and prior periods have been materially and adversely impacted by the results of the voluntary review of our past equity award practices. Any related action by a governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees. Such matters and civil litigation relating to our past equity award practices or the January 2007 restatement of our financial statements could result in significant costs and the diversion of attention of our management and other key employees.

In connection with our previously announced equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and have restated our financial statements for the first quarter of 2006 as well. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before December 31, 2005, which have been superseded in their entirety by the information contained in this Report.

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the total expense being recorded in years prior to 2004. Additional stock-based compensation expense will be recorded in the first quarter of 2006 and thereafter pursuant to the provisions of SFAS 123R.

These expenses had the effect of decreasing income from operations, net income, and net income per share (basic and diluted) in affected periods in which we reported a profit, and increasing loss from operations, net loss, and net loss per share in affected periods in which we reported a loss. Information regarding the effect of the restatement on our financial statements for various periods is provided in Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding our option granting practices. In December 2006 we were informed that the SEC issued a formal order of investigation in the matter. We are cooperating with the SEC investigation, but do not know when or how it will be resolved or what, if any, actions the SEC may require us to take as part of the resolution of that matter.

Broadcom has also been informally contacted by the U.S. Attorney’s Office for the Central District of California and has been asked to produce on a voluntary basis documents, many of which we previously provided to the SEC. We are cooperating with this request. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees.

Additionally, as discussed in Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation and any additional litigation relating to our past equity award practices or the January 2007 restatement of our financial statements could result in significant costs and diversion of the attention of management and other key employees.

The implementation of new accounting rules related to the expensing of stock-based awards will negatively impact our operating results in periods beginning with the first quarter of 2006. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires all share-based payment awards to employees, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Stock-based compensation expense and unearned stock-based compensation will increase to the extent that we increase our work force, grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Any other subsequent changes in the accounting rules applicable to Broadcom may also have an adverse effect on our results of operations.

We had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of Broadcom’s internal control over financial reporting.

In assessing the findings of the voluntary review as well as the restatement, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2005. Management believes this material weakness was remediated as of September 19, 2006 and, accordingly, no longer exists as of the date of this filing. See the discussion included in Part II, Item 9A of this Report for additional information regarding our internal control over financial reporting.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic, political and market conditions in, the semiconductor industry and wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	changes in accounting rules, such as the change requiring the recording of expenses for employee stock options and other stock-based compensation expense commencing with the first quarter of 2006;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	our dependence on a few significant customers for a substantial portion of our revenue;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

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

Additionally, in the last four years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced a slowdown in orders in the third quarter of 2006 as well as a reduction in net revenue in the fourth quarter of 2004 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income. We have also recently entered into consigned or customer managed inventory arrangements with certain of our customers, although we have not shipped a significant amount of product under those arrangements as of December 31, 2006. Pursuant to these arrangements we deliver products to a warehouse of the customer or a designated third party based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take product under such an arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.

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

Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain such a license on commercially reasonable terms.

Our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. In addition, we may have little or no ability to correct errors in the technology provided by such contractors, suppliers and licensors, or to continue to develop new generations of such technology. Accordingly, we may be dependent on their ability and willingness to do so. In the event of a problem with such technology, or in the event that our rights to use such technology become impaired, we may be unable to ship our products containing such technology, and may be unable to replace the technology with a suitable alternative within the time frame needed by our customers.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 1,900 U.S. patents and more than 750 foreign patents and have filed approximately 5,900 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, current or former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.

In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we fail to fulfill our obligations, including product supply obligations, under those agreements, and if we do not correct the failure within a specified time period. Moreover, we often incorporate the intellectual property of strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .25 micron, .22 micron, .18 micron, .13 micron and 90 nanometer geometry processes. In addition, we are now designing a number of new products in 65-nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, the transition to 65-nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented 46.5% and 45.3% of our net revenue in the nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue during the balance of 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with strategic customers and negatively impact sales of the products under development.

In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. We may have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer, or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 employees, including contractors, as of December 31, 2002 to 5,233 employees, including contractors, as of December 31, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, if we experience another slowdown in the broadband communications markets in which we operate, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In that event, our business, financial condition and results of operations would be materially and adversely affected.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system. More recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in December 2004 we signed a $183.0 million lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to occur in the first quarter of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our Chief Executive Officer, Scott A. McGregor, and other senior executives. We have an employment agreement with Mr. McGregor; however it does not govern the length of his service. We do not have employment agreements with any other executives, or any other key employees, although we do have limited retention arrangements in place with certain executives. The loss of the services of Dr. Samueli, Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. At the present time, pending the filing of our amended and delayed SEC periodic reports, we are not able to issue shares of our common stock pursuant to equity awards. In 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. However, we cannot be certain that we will be able to continue to attract, retain and motivate employees if we are unable to issue shares of our common stock pursuant to equity awards for a sustained period or if our Class A common stock experiences another substantial price decline.

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

Our future success is dependent upon our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Even if an equipment manufacturer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason.

Our historical results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. If we were to experience any similar delays in the successful completion of a new product or similar reductions in our manufacturing yields for a new product in the future, our customer relationships, reputation and business could be seriously harmed.

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely and effectively identify and capitalize upon opportunities in new markets;

•	timely complete and introduce new product designs;

•	scale our operations in response to changes in demand for our products and services or the demand for new products requested by our customers;

•	license any desired third party technology or intellectual property rights;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields; and

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2006, we acquired 34 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our prior acquisitions were shares of Class B common stock, which have voting rights superior to those of our publicly traded Class A common stock.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 28.5% and 25.8% of our net revenue in the nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 86.7% and 84.5% of our net revenue in the nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce our taxes in that country on certain non-investment income. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. However, we cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

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

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications in our target markets. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. In all of our target markets we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own semiconductor solutions. We expect to encounter further consolidation in the markets in which we compete.

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

We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has at times in the past been reduced due to strong demand. In addition, a recurrence of severe acute respiratory syndrome, or SARS, the occurrence of a significant outbreak of avian influenza among humans, or another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted.

In September 1999 two of our foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may encounter supply delays or disruptions, and we may need to qualify an alternative foundry. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

The independent foundries upon which we rely to manufacture substantially all of our current products, as well as our own California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.

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

Any supply disruption or business interruption could materially and adversely affect our business, financial condition and results of operations.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Federal Communications Commission has broad jurisdiction over each of our target markets in the United States. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. FCC regulatory policies that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products in the United States. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications.

In addition, we and our customers are subject to various import and export regulations of the United States government. Changes in or violations of such regulations could materially and adversely affect our business, financial condition and results of operations. Additionally, various government export regulations apply to the encryption or other features contained in some of our products. We have made numerous filings and applied for and received a number of export licenses under these regulations. However, if we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at our foreign foundries or to ship these products to certain customers located outside of the United States.

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

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances (“RoHS”) Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The RoHS Directive became effective July 1, 2006. We believe that, absent any unforeseen delays, our current product designs and material supply chains will allow production to continue in compliance with the RoHS Directive and without interruption. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of December 31, 2006 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.1% of our outstanding common stock and held 59.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2006 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.3% of our outstanding common stock and held 59.4% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Our articles of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.

Our articles of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, we have in the past issued and may in the future issue shares of Class B common stock in connection with certain acquisitions, upon exercise of certain stock options, and for other purposes. Class B shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared to one vote per share in the case of our Class A common stock) as well as the right to vote separately as a class (i) as required by law and (ii) in the case of a proposed issuance of additional shares of Class B common stock, unless such issuance is approved by at least two-thirds of the members of the Board of Directors then in office. Our Board of Directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue shares of common or preferred stock without a shareholder vote. It is possible that the provisions in our charter documents, the exercise of supervoting rights by holders of our Class B common stock, our co-founders’, directors’ and officers’ ownership of a majority of the Class B common stock, or the ability of our Board of Directors to issue preferred stock or additional shares of Class B common stock may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our shareholders. In addition, these factors may discourage third parties from bidding for our Class A common stock at a premium over the market price for our stock. These factors may also materially and adversely affect voting and other rights of the holders of our common stock and the market price of our Class A common stock.

Item 1B.	Unresolved Staff Comments

None

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

The information set forth under Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

(a) Our 2006 Annual Meeting of Shareholders, or the 2006 Annual Meeting, was held April 27, 2006.

(b) At the 2006 Annual Meeting, the shareholders elected each of the following nominees as directors, to serve on our Board of Directors until the next annual meeting of shareholders and/or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

George L. Farinsky	358,035,138	75,730,323	757,303,230	1,115,338,368
Maureen E. Grzelakowski	372,738,415	75,730,323	757,303,230	1,130,041,645
Nancy H. Handel	372,755,056	75,730,323	757,303,230	1,130,058,286
John Major	338,958,511	75,730,323	757,303,230	1,096,261,741
Scott A. McGregor	362,621,985	75,730,013	757,300,130	1,119,922,115
Alan E. Ross	362,190,396	75,730,323	757,303,230	1,119,493,626
Henry Samueli, Ph.D.	362,220,963	75,730,323	757,303,230	1,119,524,193
Robert E. Switz	358,064,109	75,730,323	757,303,230	1,115,367,339
Werner F. Wolfen	330,490,184	75,730,323	757,303,230	1,087,793,414

(c) At the 2006 Annual Meeting, the Shareholders also voted on the following four proposals and cast their votes as follows:

(1) To approve Second Amended and Restated Articles of Incorporation of Broadcom to (i) increase the aggregate number of authorized shares of Class A common stock from 800,000,000 shares to 2,500,000,000 shares, and (ii) eliminate all statements referring to the rights, preferences, privileges and restrictions of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	309,597,589	75,726,951	757,269,510	1,066,867,099
Against	74,167,179	5,284	52,840	74,220,019
Abstain	2,615,183	—	—	2,615,183
Broker Non-Votes	N/A	N/A	N/A	N/A

(2) To approve an amendment to our Bylaws, as previously amended and restated, to increase the authorized number of directors from a range of five (5) to nine (9) to a range of six (6) to eleven (11) directors.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	372,744,511	75,730,323	757,303,230	1,130,047,741
Against	12,039,504	1,912	19,120	12,058,624
Abstain	2,408,737	—	—	2,408,737
Broker Non-Votes	N/A	N/A	N/A	N/A

(3) To approve an amendment and restatement of Broadcom’s 1998 Stock Incentive Plan, as previously amended and restated, which revises the automatic equity grant program in effect for new and continuing non-employee Board members and makes certain technical revisions and improvements.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	47,712,419	75,670,025	756,700,250	804,412,669
Against	284,845,298	53,726	537,260	285,382,558
Abstain	2,428,490	1,912	19,120	2,447,610
Broker Non-Votes	52,206,547	6,572	65,720	52,272,267

(4) To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	384,497,719	75,730,323	757,303,230	1,141,800,949
Against	330,992	—	—	330,992
Abstain	2,364,041	1,912	19,120	2,383,161
Broker Non-Votes	N/A	N/A	N/A	N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market (previously the Nasdaq National Market) under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2006
Fourth Quarter	$37.50	$26.80
Third Quarter	31.27	21.98
Second Quarter	46.97	28.71
First Quarter	50.00	30.96
Year Ended December 31, 2005
Fourth Quarter	$33.28	$26.38
Third Quarter	31.41	23.77
Second Quarter	25.67	18.25
First Quarter	22.71	19.40
Year Ended December 31, 2004
Fourth Quarter	$22.99	$17.07
Third Quarter	31.17	16.83
Second Quarter	31.37	24.34
First Quarter	30.00	22.72

As of December 31, 2006 and 2005 there were 1,448 and 1,725 record holders of our Class A common stock and 213 and 263 record holders of our Class B common stock, respectively. On January 19, 2007 the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $30.18 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities

In the three months ended December 31, 2006 and 2005, we issued an aggregate of 0.1 million shares and 2.2 million shares, respectively, of our Class A common stock upon conversion of a like number of shares of our Class B common stock. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors.

The following table details the repurchases that were made under the program during the three months ended December 31, 2005:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number		Shares Purchased	That may yet be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

October 3, 2005 – October 31, 2005	933	$29.15	933
November 1, 2005 – November 30, 2005	622	30.02	622
December 1, 2005 – December 30, 2005	374	32.07	374

Total	1,929	$30.00	1,929	$96,248	(1)

(1)	This amount represents the approximate dollar value available under the program for repurchases of additional shares of our Class A common stock at December 31, 2005, prior to the amendment of the program described below.

Under the program, through January 25, 2006 we repurchased a total of 5.6 million shares of our Class A common stock at a weighted average price of $28.09 per share.

On January 25, 2006 the Board of Directors approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to market conditions, applicable legal requirements and other factors. The program does not obligate Broadcom to acquire any particular amount of Class A common stock and may be suspended at any time at our discretion.

The following table details the repurchases that were made under the program during the year ended December 31, 2006:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number		Shares Purchased	That may yet be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

January 3, 2006 – January 31, 2006	116	$38.07	116
February 1, 2006 – February 28, 2006	907	$45.65	907
March 1, 2006 – March 31, 2006	1,062	$45.20	1,062
April 3, 2006 – April 28, 2006	939	$43.85	939
May 1, 2006 – May 31, 2006	1,484	$37.17	1,484
June 1, 2006 – June 30, 2006	1,790	$31.27	1,790
July 3, 2006 – July 20, 2006	1,050	$28.22	1,050
August 1, 2006 – December 31, 2006	—	—	—

Total	7,348	$37.53	7,348	$226,524

From the time the program was first implemented through December 31, 2006, we repurchased a total of 12.8 million shares of our Class A common stock at a weighted average price of $33.47 per share.

On July 24, 2006 our Board of Directors decided to suspend purchasing shares of our Class A common stock under the share repurchase program.

Item 6.	Selected Consolidated Financial Data

We recently completed a voluntary review of our equity award practices. The voluntary review, which covered all option grants and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors, with the assistance of outside counsel and forensic accountants.

Based on the results of the review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom has recorded $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

The selected consolidated financial data has been restated as a result of this review. See the Explanatory Note included before Part I, Item 1 of this Report, the discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report, and Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Consolidated Statements of Operations Data
Net revenue	$2,670,788	$2,400,610	$1,610,095	$1,082,948	$961,821
Cost of revenue(1)	1,267,799	1,196,767	866,359	623,005	605,492

Gross profit	1,402,989	1,203,843	743,736	459,943	356,329
Operating expense:
Research and development(1)	681,047	598,697	732,386	1,000,303	1,013,228
Selling, general and administrative(1)	274,260	244,037	259,258	342,287	394,362
Amortization of purchased intangible assets	4,033	3,703	3,504	22,387	27,192
Settlement costs	110,000	68,700	194,509	3,000	3,000
In-process research and development	43,452	63,766	—	—	109,710
Impairment of goodwill and other intangible assets	500	18,000	439,611	1,265,038	1,181,649
Restructuring costs (reversal)	(2,500)	—	2,932	119,680	34,281
Amortization of goodwill	—	—	—	—	753,042
Stock option exchange(1)	—	—	413,161	—	547,665

Income (loss) from operations	292,197	206,940	(1,301,625)	(2,292,752)	(3,707,800)
Interest income, net	51,207	15,010	6,828	12,183	23,019
Other income (expense), net	3,465	7,317	26,053	(32,750)	(30,875)

Income (loss) before income taxes	346,869	229,267	(1,268,744)	(2,313,319)	(3,715,656)
Provision (benefit) for income taxes	(20,220)	56,082	25,127	471,707	(56,729)

Net income (loss)	$367,089	$173,185	$(1,293,871)	$(2,785,026)	$(3,658,927)

Net income (loss) per share (basic)(2)	$0.72	$0.36	$(2.95)	$(6.93)	$(9.60)

Net income (loss) per share (diluted)(2)	$0.66	$0.33	$(2.95)	$(6.93)	$(9.60)

	December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$1,437,276	$858,592	$558,669	$389,555	$403,758
Working capital	1,736,382	1,085,099	491,830	187,767	439,220
Goodwill and purchased intangible assets, net	1,156,934	1,079,262	834,319	1,252,639	2,338,740
Total assets	3,752,199	2,885,839	2,017,622	2,216,153	3,805,522
Long-term debt, including current portion	—	—	—	113,470	118,046
Total shareholders’ equity	3,140,567	2,363,743	1,489,408	1,644,521	3,381,523

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange programs in 2003 and 2001. See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(2)	See Notes 1 and 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations data above:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$4,177	$4,776	$44,522	$31,525	$63,660
Research and development	68,606	102,253	298,081	538,499	566,580
Selling, general and administrative	29,232	30,897	69,053	177,020	238,914
Stock option exchange	—	—	410,381	—	547,665

	$102,015	$137,926	$822,037	$747,044	$1,416,819

The consolidated statement of operations data set forth above for the three years ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2005 and 2004, are derived from, and qualified by reference to, the audited restated financial statements appearing elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001, are derived from unaudited financial statements not included herein and have also been restated to reflect the results of the equity award review.

See “Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Consolidated Financial Statements” included in, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7 of this Report, for tables presenting the adjustments to our previously-reported consolidated statements of operations for the five years ended December 31, 2005.

The information that has been previously filed or otherwise reported in our quarterly reports on Form 10-Q or any of our annual reports on Form 10-K for the periods affected by the restatement is superseded by the information in this Report, and the previously filed financial statements and related financial information and opinions of our independent registered public accounting firm contained in such reports should no longer be relied upon. The restated consolidated financial statements include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X. That information is presented in Note 2 to Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2005 presentation. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend.

You should read this selected consolidated financial data together with the Explanatory Note and Consolidated Financial Statements and related Notes contained in this Report and in our subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Purpose of this Amended Annual Report on Form 10-K/A

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. The voluntary review consisted of two components: (1) an equity award review to determine whether we used appropriate measurement dates for option grants and other equity awards made under our extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom has recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005, included in “Selected Consolidated Financial Data” in Part II, Item 6 of this Report, have been restated. In addition, the unaudited quarterly financial information for interim periods of 2005 and 2004, included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been restated. We have also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for the interim periods of 2005 and 2004. The restated footnote information has been included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the Consolidated Financial Statements in Part II, Item 15 of this Report.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Share and per share information presented in this Report has been adjusted to reflect all splits and dividends of our common stock subsequent to April 16, 1998, including the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend.

Findings of the Equity Award Review

From our initial public offering through May 2003, Broadcom’s option grant processes and procedures were not formalized or consistently followed. During this period, option grants awarded to employees who were not then Section 16 Officers were approved by our Equity Award Committee (then known as the Option Committee). The committee consisted of two directors who were also Section 16 Officers, pursuant to authority delegated by the Board of Directors under the 1998 Plan and our 1999 Special Stock Option Plan. The Equity Award Committee did not conduct formal meetings with respect to all option grants; rather, the committee members often held informal discussions, either in person or telephonically, to determine whether option grants should be approved and priced as of that day. The Equity Award Committee members conferred frequently (often weekly) during 1998 and 1999. From 2000 through 2002, the Equity Award Committee members conferred less frequently and sometimes made option grants only once a quarter. No formal, contemporaneous written records of the Equity Award Committee discussions or meetings were kept. Instead, the Equity Award Committee relied upon, and option grant approvals were documented by, unanimous written consents, which were dated “as of” a specified date but were generally prepared after that date and signed at a later time. Thus, Broadcom has been unable to locate affirmative, contemporaneous documentation of Equity Award Committee meetings related to many past option grants.

During the equity award review, we determined that 18 grant dates were selected after the “as of” date indicated on the unanimous written consents documenting the approvals for some or all of the options granted. Accordingly, during the equity award review process, we presumed that each of the 96 grant dates from our initial public offering through May 2003 did not meet the measurement date criteria of APB 25 unless we could locate contemporaneous documentation confirming both that (1) a meeting occurred on a specified grant date and (2) the identification of employee-recipients and grant amounts were finalized by that grant date. Because we applied this presumption, a significant portion of the restatement adjustments are based upon our inability to locate such documentation.

During the same period, from our initial public offering through May 2003, option grants to Section 16 Officers and members of the Board of Directors were approved by the Board of Directors or the Compensation Committee or made pursuant to the Automatic Director Grant Program under the 1998 Plan. Like the Equity Award Committee, the Compensation Committee relied upon, and option grant approvals were documented by, unanimous written consents, which were dated “as of” a specified date but were generally prepared after that date and signed at a later time. We have been unable to locate affirmative, contemporaneous documentation of Compensation Committee meetings related to several Section 16 Officer option grants. At the time of two grant dates to Section 16 Officers, a vacancy on the Compensation Committee existed; however, the vacancy had been formally filled by the time the unanimous written consents were executed by the committee members. Most grants to directors were made automatically on the dates specified under the 1998 Plan.

None of the grants requiring measurement date adjustments was made to our co-founders or any current or former member of our Board of Directors.

In June 2003 we implemented revisions to our stock option grant processes and procedures. As a result, the processes were formalized and a consistent procedure was implemented for the Equity Award and Compensation Committees. In addition, the composition of the Equity Award Committee was changed to include an independent director. Our review of the equity award practices in effect since June 2003 has determined that our equity granting processes and practices are sound and have been consistently adhered to, and we have not identified any instances of inappropriate measurement dates under APB 25 for option grants or other equity awards made since May 2003.

Currently, the Compensation Committee and Equity Award Committee each hold monthly equity award meetings based upon a predetermined schedule. The process requires that any proposed equity awards be reviewed in advance by both our Shareholder Services and Human Resources Departments, and requires communication of the details of proposed equity awards to committee members prior to each monthly meeting, as well as to award recipients promptly after the meeting. Equity awards are priced and valued based upon the closing price of our Class A common stock on the date of the meeting. Decisions of each committee meeting are documented by minutes.

Adjustments to Measurement Dates

During the course of the equity award review, we identified three reasons that led to the determination that 81 grant dates failed to meet the measurement date criteria of APB 25. None of the grants requiring measurement date adjustments was made to our co-founders or any current or former member of our Board of Directors. For some of the 81 grant dates, more than one reason applied; as a result, the grant date numbers detailed below will not total 81 grant dates. The three reasons are:

•	No Contemporaneous Documentation. The review identified 68 grant dates for which Broadcom has been unable to locate contemporaneous documentation (beyond the “as of” dated unanimous written consents) confirming that a committee meeting occurred on the indicated grant date. We presumed that each grant date did not meet the measurement date criteria of APB 25 unless we could locate contemporaneous documentation confirming both that (1) a meeting occurred on the grant date and (2) the identification of employee-recipients and grant amounts were finalized by the grant date. The affected awards on these 68 grant dates involved 10,529 option grants covering 108.9 million shares. Of the options to purchase 108.9 million shares, options to purchase 0.4 million shares were granted to Section 16 Officers and options to purchase 108.5 million shares were granted to other employees. Among the 68 grant dates were three grant dates on which options were granted at times when the closing price of our Class A common stock was at or near the lowest price experienced during the applicable quarter or year. The three grant dates involved 1,128 option grants covering 12.5 million shares, none of which were granted to Section 16 Officers. Adjustments to the APB 25 measurement dates for the grants covered by the 68 grant dates resulted in the recording of additional deferred compensation of $1.037 billion.

•	Date Selection. For 18 grant dates, the review identified documents and/or unusual pricing procedures that indicated that the grant date for some options was selected after the date indicated on the unanimous written consent documenting the approval of those options. The affected awards on these 18 grant dates involved 6,205 option grants covering 90.3 million shares. Of the options to purchase 90.3 million shares, options to purchase 5.1 million shares were granted to Section 16 Officers and options to purchase 85.2 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $904.5 million.

•	Subsequent Allocation. In 1998, 2000, 2001 and 2002, we made large, broad-based grants of options to a substantial percentage (as high as 90%) of our employees. With respect to two of the broad-based grant dates, the review determined that we had not completed allocations of options to individual employees by the time the grant date was selected by the Equity Award or Compensation Committee. The affected awards on these two grant dates involved 4,271 option grants covering 33.7 million shares. Of the options to purchase 33.7 million shares, options to purchase 0.8 million shares were granted to Section 16 Officers and options to purchase 32.9 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $677.8 million.

The equity award review also revealed that, with respect to 14 of the grant dates discussed above, the Equity Award Committee awarded options but we intentionally did not notify some of the employee-recipients of their option grants for extended periods. We believe that notification is not an explicit criterion required by APB 25 to establish a measurement date. However, SFAS 123, if applicable, requires that there be a mutual understanding between the company and employee-recipient of the terms and conditions of option awards for there to be a grant date, and APB 25 indicates that the measurement date generally is on or after the grant date. Accordingly, we decided that for these 14 grant dates, the date of notification to the affected employees represented the best approximation of the appropriate measurement date under APB 25. The affected awards on these 14 grant dates involved 608 option grants covering 13.1 million shares. Of the options to purchase 13.1 million shares, options to purchase 1.3 million shares were granted to Section 16 Officers and options to purchase 11.8 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of deferred compensation of $251.1 million, included in the amounts above.

Other Adjustments

In addition, during the course of the equity award review, we identified some instances in which adjustments to deferred compensation were required that were not related to changes in measurement dates, as follows:

•	Grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees. To correctly account for these grants in accordance with SFAS 123, we recorded $33.8 million in additional deferred compensation during 1998 through 2002.

•	Some grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment. To correctly account for these grants in accordance with APB 25 and SFAS 123, we recorded $12.1 million in additional deferred compensation during 1998 through 2002.

•	With respect to 17 option grants, modifications were made to employee stock options that were not accounted for in accordance with APB 25. The modifications included the acceleration of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees. We recorded $9.5 million in additional deferred compensation, principally in 2001 through 2003, to properly account for these modifications.

In addition, other stock-based compensation expense previously recorded in prior periods was adjusted in connection with the restatement. In connection with the termination of some employees, we recorded stock-based compensation expense resulting from the extension of the post-service exercise period for vested stock options and for acceleration of the vesting period of stock options. These modifications were accounted for correctly pursuant to APB 25. However, as a result of other adjustments made in our restatement, the previously-recorded deferred compensation was reduced by $3.1 million.

Related Tax Adjustments

In our restatements for 1998, 1999, and 2000 we recorded income tax benefits of $3.7 million, $26.7 million, and $167.8 million, respectively, with respect to additional stock-based compensation expense relating to U.S. based income. At December 31, 2000 we had additional deferred tax assets of $174.1 million for additional stock-based compensation expense related to outstanding and unexercised stock options because we believed such amounts would more likely than not be realized given our expected future income from ordinary and recurring operations and tax planning strategies. No tax benefits were recorded for additional stock-based compensation expense recorded during 2001 as such amounts were offset by a valuation allowance because we did not believe such additional deferred tax assets were more likely than not to be realized. At December 31, 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate as a result of our cumulative losses as of December 31, 2002, which caused a presumption that any deferred tax assets would be difficult to realize, and reversed the $174.1 million recorded in 2000, thereby increasing our 2002 income tax expense by $174.1 million and eliminating all previously recorded deferred tax assets. We recorded an income tax benefit of $19.5 million in 2004 related to income tax benefits realized from employee stock option exercises in 2004 that reduced our tax liabilities. Prior to the restatement, such income tax benefits were credited to additional paid-in capital because there was no associated stock-based compensation expense related to such employee stock options. No income tax benefits were recorded for additional stock-based compensation in 2003 and 2005 because of our domestic tax losses prior to deductions related to employee stock options. As a result, the cumulative net income tax benefit we recorded through December 31, 2005 was $43.5 million. We also recorded other non-income tax adjustments of $4.9 million, resulting in total related tax adjustments of $38.7 million.

Financial Impact of the Equity Award Review

The $2.672 billion total of the amounts shown above represents the aggregate gross additional deferred compensation that we recorded for the years 1998 through 2005 as a result of our equity award review. This amount does not reflect the elimination of $396.4 million in deferred compensation due to subsequent forfeitures related to employee terminations. In addition, the remaining amount of deferred compensation totaling $16.1 million at December 31, 2005 was eliminated in accordance with the provisions of SFAS 123R, which we adopted effective January 1, 2006. After such reductions, we recorded net additional stock-based compensation expense of $2.259 billion for the years 1998 through 2005 in connection with our equity award review. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Findings of the Conduct Review

In late July 2006, on the basis of its initial review, the Audit Committee decided to investigate the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process. That investigation is referred to in this Report as the conduct review.

During the four-and-a-half month conduct review, the Audit Committee met 28 times. Its independent counsel reviewed more than six million pages of documents and electronic information, and interviewed more than forty individuals, some more than once. The conduct review was accomplished with the full support and cooperation of Broadcom’s management and employees.

The Audit Committee determined that, after May 2003, Broadcom made significant corrective changes to its option granting and documentation processes. The measurement date for each grant made after May 2003 complied with prevailing accounting rules and is not subject to restatement. The Audit Committee found that Broadcom’s current processes are appropriate, that effective controls are now in place, and that there is currently no known material weakness in Broadcom’s option granting processes.

For the period from June 1998 through May 2003, however, the Audit Committee found that Broadcom’s informal option grant procedures and processes lacked adequate controls, and that its documentation and recordkeeping were insufficient to verify most of the original measurement dates.

The Audit Committee found that, for numerous option grants made between November 3, 1998 and May 19, 2003, certain Broadcom executives and employees selected grant dates after the fact.

The Audit Committee further found that, particularly with respect to annual broad-based option grants, allocations of grants to some individuals occurred after the grant dates.

The Audit Committee found that, reflecting the lack of adequate controls, there was, at times, uncertainty and confusion among certain individuals at Broadcom as to the rules relating to accounting for options, and certain individuals at Broadcom did not appreciate, or may not have appreciated, what the appropriate accounting rules were or whether appropriate accounting charges were or should have been taken.

Option grants were documented by unanimous written consents with “as of” dates. These unanimous written consents were often prepared weeks or months after the fact, and, apparently, a number of the “as of” unanimous written consents were presented for signature at the same time.

With respect to both the Equity Award Committee and the Compensation Committee, the Audit Committee found no evidence of any attempt to falsify execution dates of the “as of” unanimous written consents, or of any effort to assert that the date of actual execution of the “as of” unanimous written consents was on the grant date or measurement date.

The Audit Committee determined that all options and other equity awards granted to Broadcom’s co-founders and all current and former members of the Board of Directors were properly granted.

Based on the totality of the information available to it, the Audit Committee found that certain individuals were actively responsible for the lack of controls and the inappropriate grant practices. With respect to these individuals, the Audit Committee concluded:

•	Dr. Henry T. Nicholas III, Broadcom’s former President and Chief Executive Officer, bears significant responsibility for the lack of adequate controls in the option granting process due to the tone and style of doing business he set. There is substantial evidence that Dr. Nicholas was at times involved with the selection of grant dates after the fact and with subsequent allocations of grants. There is evidence that, on at least a couple of occasions, Dr. Nicholas sought the advice of the Chief Financial Officer and the Vice

President of Human Resources regarding the process for certain option grants. He did not personally benefit from any of the restated grants. For reasons unrelated to stock options, Dr. Nicholas left Broadcom as an officer in January 2003 and did not stand for re-election as a director at the May 2003 Annual Meeting of Shareholders.

•	William J. Ruehle, Broadcom’s Chief Financial Officer from March 1998 until September 19, 2006, was at the center of the flawed option granting process. Mr. Ruehle retired from Broadcom two days before he was to be interviewed as part of the conduct review. Mr. Ruehle bears a substantial measure of responsibility for the lack of adequate controls and appropriate documentation in the option granting process. There is substantial evidence he engaged in the selection of grant dates after the fact. There is also substantial evidence that he engaged in subsequent allocations of grants. Mr. Ruehle failed to provide proper advice concerning proper accounting standards or to establish proper procedures. He was involved with grants for which the grant date was selected after the fact, and personally received options included in some of such grants.

•	Nancy M. Tullos, Broadcom’s former Vice President of Human Resources from August 1998 until June 30, 2003, also bears significant responsibility for the lack of controls and deficiencies in the option granting process. She was heavily involved in the flawed option granting process. While there is a lack of evidence that Ms. Tullos herself selected grant dates after the fact, there is substantial evidence she was heavily involved in that process, was fully aware of what was occurring, and encouraged, assisted in, and enabled it. There is also substantial evidence that Ms. Tullos was at the center of allocations of grants to individuals after the grants were made. She was involved with grants for which the grant date was selected after the fact, and personally received options included in some of such grants.

None of these individuals agreed to be interviewed by the Audit Committee’s independent counsel during the conduct review.

The Audit Committee also found that a former Treasurer initiated or implemented, together with Mr. Ruehle, the selection of a few grant dates after the fact in late 2002. This Broadcom employee retired in December 2006 from his then mid-level position in the Information Technology Department as a result of the conduct review.

With respect to these individuals who were, to varying degrees, actively responsible for the lack of controls and the inappropriate grant practices, the following remedial steps were recommended by the Audit Committee and taken by Broadcom’s Board of Directors in mid-December, 2006:

•	Each of these individuals either left Broadcom in 2003 for reasons unrelated to stock option practices or has recently retired from Broadcom as a result of the conduct review.

•	Broadcom has repriced and terminated all of Mr. Ruehle’s outstanding exercisable options granted after the Company’s initial public offering. The net value prior to repricing of Mr. Ruehle’s terminated options on December 15, 2006 exceeded $32 million. Broadcom also purchased from Mr. Ruehle at fair market value his outstanding vested options granted prior to Broadcom’s initial public offering. A description of Broadcom’s agreement with Mr. Ruehle pertaining to his options is included in Part III, Item 11 of this Report.

•	Broadcom has terminated all of Ms. Tullos’ outstanding exercisable options. The net value of Ms. Tullos’ terminated options on December 15, 2006 exceeded $4 million.

•	Broadcom has repriced and terminated all of the outstanding exercisable options granted after 2002 to the former Treasurer who left Broadcom because of the conduct review, and has repriced his earlier-granted options. The net value prior to repricing of his terminated options on December 15, 2006 exceeded $450,000.

•	None of these former employees will receive any financial assistance that Broadcom may decide to make available to other employees to offset any tax consequences of the restatement.

•	Dr. Nicholas has no outstanding options.

The Audit Committee also found that two other employees — who were not responsible for the selection of grant dates or initiating subsequent allocations, and who gave appropriate advice concerning option grants — could nonetheless have been more alert that option granting practices were, or may have been, questionable or lacking in adequate controls. The Audit Committee concluded that these employees did not follow up as fully as they could have to address inadequacies in the option granting process.

The Audit Committee and the Board of Directors confirmed their confidence in the ability of these individuals to fully perform their responsibilities in the future. These two individuals have voluntarily agreed to the repricing of their outstanding options to the fair market value of Broadcom’s stock on the correct measurement dates and not to be included in any financial assistance Broadcom may make available to its other employees to offset any tax consequences of the restatement.

Compensation Committee members executed “as of” unanimous written consents effecting the grants. The Audit Committee found that these Compensation Committee members reasonably relied on the advice of the responsible officers and employees and that management would present them with appropriate documents for execution.

The Audit Committee also concluded that Dr. Henry Samueli, a member of the Equity Award Committee and currently Broadcom’s Chairman and Chief Technical Officer, while involved with the flawed option granting process, reasonably relied on management and other professionals regarding the correct option accounting treatment and grant approval process. The Audit Committee also found that all outside directors reasonably relied on management and other professionals regarding the correct option accounting treatment and grant approval process.

Finally, the Audit Committee concluded that both Scott A. McGregor, Broadcom’s current President and Chief Executive Officer (who joined Broadcom in 2005), and Bruce E. Kiddoo, Vice President, Corporate Controller and Acting Chief Financial Officer (who assumed his position as Acting Chief Financial Officer when Mr. Ruehle retired on September 19, 2006), are appropriate individuals to certify Broadcom’s financial statements.

On December 15 and 18, 2006, Broadcom’s Board of Directors considered and approved each of the Audit Committee’s findings and conclusions with respect to the conduct review.

Restatement of Our Consolidated Financial Statements

As a result of the findings of our equity award review, our consolidated financial statements for the three years ended December 31, 2005 have been restated. The restated consolidated financial statements include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X. We also recorded additional stock-based compensation expense and associated tax adjustments affecting our previously-reported financial statements for 1998 through 2002, the effects of which are summarized in cumulative adjustments to our additional paid-in capital, deferred compensation and accumulated deficit accounts as of December 31, 2002, in the amounts of $2.282 billion, $486.0 million and $1.796 billion, respectively. See the Consolidated Statements of Shareholders’ Equity, included in Part IV, Item 15 of this Report.

     The following table summarizes the additional deferred compensation recorded on an annual basis as a result of the equity award review, categorized by each of the three reasons that led to the determination that particular option grants failed to meet the measurement date criteria of APB 25, together with the other adjustments made that were not related to changes in measurement dates:

						Cumulative				Cumulative
						Amount				Amount
	Years Ended December 31,					December 31,	Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002	2003	2004	2005	2005
	(In thousands)

Additional Deferred Compensation Recorded
No contemporaneous documentation	$19,984	$119,342	$572,114	$234,552	$77,057	$1,023,049	$14,015	$—	$—	$1,037,064
Date selection	—	226,198	442,993	45,013	178,341	892,545	11,936	—	—	904,481
Subsequent allocation	—	—	619,356	—	58,421	677,777	—	—	—	677,777
Other adjustments(a)	18,916	11,182	13,513	6,944	4,770	55,325	(3,150)	79	16	52,270

	$38,900	$356,722	$1,647,976	$286,509	$318,589	$2,648,696	$22,801	$79	$16	$2,671,592

(a)	Represents the following adjustments to deferred compensation that were not directly related to changes in measurement dates: 1) grants to consultants; 2) grants related to incorrect commencement dates of employment; 3) modifications to the stock options of terminated employees reflecting either acceleration of the vesting period of such options or the extension of the post-service exercise period of vested stock options; and 4) additional adjustments for modifications that were previously accounted for correctly but that required additional adjustment due to revised measurement dates.

     The following table summarizes the activity in additional deferred compensation as well as additional stock-based compensation expense and related tax adjustments on an annual basis. This table does not include previously-recorded activity in deferred compensation or stock-based compensation expense.

						Cumulative					Cumulative
						Adjustment					Adjustment
	Years Ended December 31,					December 31,		Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002		2003	2004	2005	2005
	(In thousands)

Activity in Additional Deferred Compensation
Additional deferred compensation
— beginning balance	$—	$27,010	$304,443	$1,473,122	$692,689	$—		$485,973	$129,666	$60,422	$—
Additional deferred compensation recorded	38,900	356,722	1,647,976	286,509	318,589	2,648,696	(b)	22,801	79	16	2,671,592
Additional stock-based compensation expense amortization	(11,770)	(74,927)	(442,326)	(347,283)	(374,337)	(1,250,643)		(112,967)	(63,239)	(42,011)	(1,468,860)
Acceleration of additional stock-based compensation expense(a)	—	—	—	(569,596)	—	(569,596)		(220,642)	—	—	(790,238)
Elimination due to employee terminations	(120)	(4,362)	(36,971)	(150,063)	(150,968)	(342,484	)(b)	(45,499)	(6,084)	(2,313)	(396,380)

Additional deferred compensation
— ending balance	$27,010	$304,443	$1,473,122	$692,689	$485,973	$485,973	(c)	$129,666	$60,422	$16,114	$16,114 (e)

Additional Stock-Based Compensation Expense and Related Tax Adjustments
Additional stock-based compensation expense	$11,770	$74,927	$442,326	$916,879	$374,337	$1,820,239		$333,609	$63,239	$42,011	$2,259,098
Other tax adjustments	—	—	—	—	—	—		397	1,846	2,629	4,872

Additional operating expenses	11,770	74,927	442,326	916,879	374,337	1,820,239		334,006	65,085	44,640	2,263,970
Income tax expense (benefit)	(3,664)	(26,686)	(167,771)	—	174,113	(24,008	)(b)	—	(19,525)	—	(43,533)

Net adjustment	$8,106	$48,241	$274,555	$916,879	$548,450	$1,796,231	(d)	$334,006	$45,560	$44,640	$2,220,437

(a)	Acceleration resulting from our 2001 and 2003 stock option exchanges — See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
(b)	The total of $2,282,204 represents the cumulative adjustment to additional paid-in capital at December 31, 2002.
(c)	Represents the cumulative adjustment to deferred compensation at December 31, 2002.
(d)	Represents the cumulative adjustment to accumulated deficit at December 31, 2002.
(e)	In accordance with the provisions of SFAS 123R, all remaining recorded deferred compensation was eliminated effective January 1, 2006 with a corresponding reduction in additional paid-in capital.

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Consolidated Financial Statements

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for the three years ended December 31, 2005:

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR 2005, 2004 and 2003
(In thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Consolidate Statements of Operations
Net revenue	$2,670,788	$—	$2,670,788	$2,400,610	$—	$2,400,610	$1,610,095	$—	$1,610,095
Cost of revenue	1,265,223	2,576	1,267,799	1,193,294	3,473	1,196,767	839,776	26,583	866,359

Gross profit	1,405,565	(2,576)	1,402,989	1,207,316	(3,473)	1,203,843	770,319	(26,583)	743,736
Operating expense:
Research and development	650,628	30,419	681,047	553,686	45,011	598,697	653,355	79,031	732,386
Selling, general and administrative	262,615	11,645	274,260	227,436	16,601	244,037	234,761	24,497	259,258
Amortization of purchased intangible assets	4,033	—	4,033	3,703	—	3,703	3,504	—	3,504
Settlement costs	110,000	—	110,000	68,700	—	68,700	194,509	—	194,509
In-process research and development	43,452	—	43,452	63,766	—	63,766	—	—	—
Impairment of goodwill and other intangible assets	500	—	500	18,000	—	18,000	439,611	—	439,611
Restructuring costs (reversal)	(2,500)	—	(2,500)	—	—	—	2,932	—	2,932
Stock option exchange	—	—	—	—	—	—	209,266	203,895	413,161

Income (loss) from operations	336,837	(44,640)	292,197	272,025	(65,085)	206,940	(967,619)	(334,006)	(1,301,625)
Interest income, net	51,207	—	51,207	15,010	—	15,010	6,828	—	6,828
Other income, net	3,465	—	3,465	7,317	—	7,317	26,053	—	26,053

Income (loss) before income taxes	391,509	(44,640)	346,869	294,352	(65,085)	229,267	(934,738)	(334,006)	(1,268,744)
Provision (benefit) for income taxes	(20,220)	—	(20,220)	75,607	(19,525)	56,082	25,127	—	25,127

Net income (loss)	$411,729	$(44,640)	$367,089	$218,745	$(45,560)	$173,185	$(959,865)	$(334,006)	$(1,293,871)

Net income (loss) per share (basic)	$0.81	$(0.09)	$0.72	$0.46	$(0.10)	$0.36	$(2.19)	$(0.76)	$(2.95)

Net income (loss) per share (diluted)	$0.73	$(0.07)	$0.66	$0.42	$(0.09)	$0.33	$(2.19)	$(0.76)	$(2.95)

Weighted average shares (basic)	508,467	—	508,467	479,163	—	479,163	438,013	—	438,013

Weighted average shares (diluted)	560,946	(3,108)	557,838	523,556	(211)	523,345	438,013	—	438,013

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$1,746	$2,431	$4,177	$1,367	$3,409	$4,776	$17,982	$26,540	$44,522
Research and development	40,569	28,037	68,606	58,611	43,642	102,253	219,337	78,744	298,081
Selling, general and administrative	17,689	11,543	29,232	14,709	16,188	30,897	44,623	24,430	69,053
Stock option exchange	—	—	—	—	—	—	206,486	203,895	410,381

	$60,004	$42,011	$102,015	$74,687	$63,239	$137,926	$488,428	$333,609	$822,037

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for the two years ended December 31, 2002:

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR 2002 AND 2001
(In thousands, except per share data)

	Year Ended December 31, 2002			Year Ended December 31, 2001
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net revenue	$1,082,948	$—	$1,082,948	$961,821	$—	$961,821
Cost of revenue	604,397	18,608	623,005	557,733	47,759	605,492

Gross profit	478,551	(18,608)	459,943	404,088	(47,759)	356,329
Operating expense:
Research and development	714,169	286,134	1,000,303	766,005	247,223	1,013,228
Selling, general and administrative	272,692	69,595	342,287	312,621	81,741	394,362
Amortization of purchased intangible assets	22,387	—	22,387	27,192	—	27,192
Settlement costs	3,000	—	3,000	3,000	—	3,000
In-process research and development	—	—	—	109,710	—	109,710
Impairment of goodwill and other intangible assets	1,265,038	—	1,265,038	1,181,649	—	1,181,649
Restructuring costs	119,680	—	119,680	34,281	—	34,281
Amortization of goodwill	—	—	—	753,042	—	753,042
Stock option exchange	—	—	—	7,509	540,156	547,665

Loss from operations	(1,918,415)	(374,337)	(2,292,752)	(2,790,921)	(916,879)	(3,707,800)
Interest income, net	12,183	—	12,183	23,019	—	23,019
Other expense, net	(32,750)	—	(32,750)	(30,875)	—	(30,875)

Loss before income taxes	(1,938,982)	(374,337)	(2,313,319)	(2,798,777)	(916,879)	(3,715,656)
Provision (benefit) for income taxes	297,594	174,113	471,707	(56,729)	—	(56,729)

Net loss	$(2,236,576)	$(548,450)	$(2,785,026)	$(2,742,048)	$(916,879)	$(3,658,927)

Net loss per share (basic and diluted)	$(5.56)	$(1.37)	$(6.93)	$(7.20)	$(2.40)	$(9.60)

Weighted average shares (basic and diluted)	401,985	—	401,985	381,031	—	381,031

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$12,917	$18,608	$31,525	$15,901	$47,759	$63,660
Research and development	252,365	286,134	538,499	319,357	247,223	566,580
Selling, general and administrative	107,425	69,595	177,020	157,173	81,741	238,914
Stock option exchange	—	—	—	7,509	540,156	547,665

	$372,707	$374,337	$747,044	$499,940	$916,879	$1,416,819

For years prior to 2001, Broadcom reduced previously reported net income (increased previously reported net loss) by $330.9 million (consisting of reductions to net income (loss) in 1998, 1999 and 2000 of $8.1 million, $48.2 million, and $274.6 million, respectively) relating solely to stock-based compensation expense and related tax adjustments.

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheets as of December 31, 2005 and 2004:

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS FOR 2005 AND 2004
(In thousands)

	December 31, 2005			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,437,276	$—	$1,437,276	$858,592	$—	$858,592
Short-term marketable securities	295,402	—	295,402	324,041	—	324,041
Accounts receivable, net	307,356	—	307,356	205,135	—	205,135
Inventory	194,571	—	194,571	128,294	—	128,294
Prepaid expenses and other current assets	101,271	—	101,271	68,380	—	68,380

Total current assets	2,335,876	—	2,335,876	1,584,442	—	1,584,442
Property and equipment, net	96,438	—	96,438	107,160	—	107,160
Long-term marketable securities	142,843	—	142,843	92,918	—	92,918
Goodwill	1,149,602	—	1,149,602	1,062,188	—	1,062,188
Purchased intangible assets, net	7,332	—	7,332	17,074	—	17,074
Other assets	20,108	—	20,108	22,057	—	22,057

Total assets	$3,752,199	$—	$3,752,199	$2,885,839	$—	$2,885,839

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$289,069	$—	$289,069	$171,248	$—	$171,248
Wages and related benefits	69,837	4,872	74,709	42,697	2,243	44,940
Deferred revenue	2,053	—	2,053	3,648	—	3,648
Accrued liabilities	233,663	—	233,663	279,507	—	279,507

Total current liabilities	594,622	4,872	599,494	497,100	2,243	499,343
Commitments and contingencies
Long-term liabilities	12,138	—	12,138	22,753	—	22,753
Shareholders’ equity:
Class A common stock	44	—	44	41	—	41
Class B common stock	8	—	8	9	—	9
Additional paid-in capital	9,243,045	2,231,679	11,474,724	8,741,028	2,233,976	10,975,004
Notes receivable from employees	(4,743)	—	(4,743)	(7,955)	—	(7,955)
Deferred compensation	(178,217)	(16,114)	(194,331)	(40,701)	(60,422)	(101,123)
Accumulated deficit	(5,915,806)	(2,220,437)	(8,136,243)	(6,327,535)	(2,175,797)	(8,503,332)
Accumulated other comprehensive income	1,108	—	1,108	1,099	—	1,099

Total shareholders’ equity	3,145,439	(4,872)	3,140,567	2,365,986	(2,243)	2,363,743

Total liabilities and shareholders’ equity	$3,752,199	$—	$3,752,199	$2,885,839	$—	$2,885,839

The impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheets was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $0.4 million in 2003. At December 31, 2000 we had an additional net deferred tax asset of $174.1 million for additional stock-based compensation expense, which was subsequently offset with a valuation allowance in 2002. There were no changes in wages and related benefits and total shareholders’ equity prior to 2003.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on an annual basis:

	Stock- Based Compensation Expense
	As Reported	Adjustments	As Restated
		(In thousands)

Year ended December 31, 2005	$60,004	$42,011	$102,015
Year ended December 31, 2004	74,687	43,714	118,401
Year ended December 31, 2003	577,487	333,609	911,096
Year ended December 31, 2002	419,663	548,450	968,113
Year ended December 31, 2001	511,010	916,879	1,427,889
Year ended December 31, 2000	120,209	274,555	394,764
Year ended December 31, 1999	4,713	48,241	52,954
Year ended December 31, 1998	1,900	8,106	10,006

	$1,769,673	$2,215,565	$3,985,238

Overview

Broadcom Corporation is a global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/O server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Net Revenue.  We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in multiple markets. We utilize independent foundries to manufacture all of our semiconductor products.

Our net revenue is generated principally by sales of our semiconductor products. Such sales represented 99.1%, 99.0% and 98.5% of our total net revenue in 2005, 2004 and 2003, respectively. We derive the remainder of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

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

Net revenue derived from shipments to international destinations, primarily to Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 84.5%, 79.0% and 77.7% of our net revenue in 2005, 2004 and 2003, respectively.

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales;

•	stock-based compensation expense;

•	the position of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs such as mask and prototyping costs;

•	product warranty costs;

•	provisions for excess or obsolete inventories;

•	amortization of purchased intangible assets; and

•	licensing and royalty arrangements.

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangible assets;

•	in-process research and development, or IPR&D;

•	litigation costs;

•	settlement costs;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	gain (loss) on strategic investments;

•	stock-option exchange expense; and

•	restructuring costs or reversals thereof.

In 2005 our net income was $367.1 million as compared to $173.2 million in 2004, a difference of $193.9 million. This improvement in profitability in 2005 was the direct result of an 11.3% improvement in net revenue and a 2.4 percentage point improvement in gross margin. This resulted in an increase of $199.1 million in gross profit. In addition, we had reductions in 2005 in stock-based compensation expense, IPR&D, impairment of intangible assets and provision for income taxes, totaling $150.0 million, offset by an increase in settlement costs of $41.3 million.

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

In 2005, 2004 and 2003 we completed eleven acquisitions for original aggregate equity consideration of $292.2 million and cash consideration of $209.3 million. In 2005 we acquired Alliant Networks, Inc., a developer of WLAN embedded software; Zeevo, Inc., a developer of Bluetooth headset chipsets; Siliquent Technologies Inc., a developer of 10 Gigabit Ethernet server controllers; and Athena Semiconductors, Inc., a developer of mobile digital television tuner and low-power Wi-Fi technology. In 2004 we acquired RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software; Sand Video, Inc., a developer of advanced video compression semiconductor technology; M-Stream, Inc., a developer of technology for signal-to-noise ratio performance improvements in cellular handsets; WIDCOMM, Inc., a provider of software solutions for Bluetooth wireless products; Zyray Wireless Inc., a developer of baseband co-processors addressing UMTS mobile devices; and Alphamosaic Limited, a developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices. In 2003 we acquired certain assets of Gadzoox Networks, Inc., a provider of storage networking technology. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 4 of Notes to Consolidated Financial Statements.

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

All of our operating segments share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-

term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

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

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our Notes to Consolidated Financial Statements. See “Critical Accounting Policies and Estimates Applied to the Restatement of Broadcom’s Consolidated Financial Statements” for additional discussion of the estimates and assumptions used to calculate the adjustments to our consolidated financial statements for stock option grants awarded between June 1998 and May 2003.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets,

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

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. We record estimated income tax liabilities to the extent they are probable and can be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

•	Critical Accounting Policies and Estimates Applied to the Restatement of Broadcom’s Consolidated Financial Statements. The preparation of our restated consolidated financial statements required us to make estimates and assumptions that affected the amount of the recorded additional deferred compensation and stock-based compensation expense. We used three methodologies to calculate the adjustments to our consolidated financial statements for stock option grants awarded between June 1998 and May 2003.

Equity Edge® Entry Date

In many instances, the new measurement date applied to an affected option grant was the date the grant was entered into our Equity Edge software system, which we used to monitor and administer our equity award programs from 1998 through 2006. This methodology was used for: (1) option grants to employees other than Section 16 Officers for which we were unable to locate contemporaneous documentation confirming that an Equity Award Committee meeting occurred on the indicated grant date; (2) those broad-based option grants for which we had not completed allocations of options to individual employees by the time the grant date was selected by the Equity Award or Compensation Committee; and (3) those option grants for which the grant date was selected after the date indicated on the unanimous written consent documenting the approval of those options. When an option grant was entered into Equity Edge, the entry date was recorded by the system. Also, once option grants were entered into Equity Edge, individual grant information was generally transmitted to an online brokerage website on which employees were able to view their specific option grants. We believe in most cases, the Equity Edge entry date represents the best approximation of the date on which the measurement date criteria of APB 25 were met. Therefore, in each of the three circumstances described above, we usually determined that the date on which an option grant was entered into the Equity Edge system represented the best approximation of the appropriate measurement date under APB 25.

We considered three alternate revised measurement dates or values for these option grants:

•	First, we considered alternate measurement dates based on the date seven days prior to the date of each grant’s entry into Equity Edge. This alternative was based on evidence obtained during our equity award review that indicated that most grants were entered into Equity Edge a number of days after the date on which the measurement date criteria of APB 25 had been met. Had we used the dates seven days prior to the dates of entry into Equity Edge, rather than the later Equity Edge entry dates, our total gross additional deferred compensation adjustment of $2.672 billion would have been reduced by $24.2 million.

•	Second, we considered measurement dates based on the date fourteen days prior to the date of each grant’s entry into Equity Edge. Again, this alternative was based on evidence obtained during our equity award review which indicated that most grants were entered into Equity Edge a number of days after the date on which the measurement date criteria of APB 25 had been met. Had we used the dates fourteen days prior to the dates of entry into Equity Edge rather than the later Equity Edge entry dates, our total gross additional deferred compensation adjustment of $2.672 billion would have been reduced by $116.7 million.

•	Third, we considered an alternate measurement approach based on the average closing stock price during the period between the date indicated on the unanimous written consent documenting each option grant approval and the date of each grant’s entry into Equity Edge. Had we used the average closing stock prices as the basis for measurement rather than measurement on the dates of entry into Equity Edge, our total gross additional deferred compensation adjustment of $2.672 billion would have been reduced by $409.5 million.

With respect to option grants for which we were unable to locate contemporaneous documentation confirming that an Equity Award Committee meeting had occurred on the indicated grant date, we also considered using the indicated grant date as the measurement date under APB 25. Although this approach would have resulted in a substantially lower deferred compensation adjustment as compared to the methodology we used, we were not able to conclude that the indicated grant date represented the best approximation of the date the terms of the option were determined with finality. We also considered whether variable accounting should apply to such option grants. Generally, variable accounting applies when a particular grant’s exercise price, the number of shares, or both, are unknown until after the date of grant. Variable accounting could also be applicable if the option grant were subject to some modification of terms. In our particular circumstances, the exercise prices and number of shares underlying the affected option grants were known and not subject to any change, and therefore we determined that variable accounting is not appropriate for these awards.

Date of Execution of Unanimous Written Consent

For option grants to Section 16 Officers for which we were unable to locate contemporaneous documentation confirming that a Compensation Committee meeting occurred on the indicated grant date, the new measurement date applied to the affected option grant was the date that the unanimous written consent ratifying the option grant was likely signed, rather than the “as of” date specified on the consent. The date that each unanimous written consent ratifying the option grant was likely signed was determined based either on interview evidence indicating that a unanimous written consent was signed on a particular Board of Directors meeting date, or a facsimile header indicating the date on which a unanimous written consent was signed and returned to Broadcom.

With respect to these option grants we also considered using the indicated grant date or the date of entry into the Equity Edge system as the measurement date under APB 25. Had we used the indicated grant date, our total gross additional deferred compensation adjustment of $2.672 billion would have been reduced by $73.7 million. Had we used the dates of entry into the Equity Edge system in these instances rather than the dates that the unanimous written consents ratifying these Section 16 Officer option grants were likely signed, our additional deferred compensation adjustment would have been reduced by $5.6 million.

Date of Notification to Employee-Recipients

In those instances in which option grants were awarded but we did not notify the employees of such option grants for an extended period, the additional deferred compensation was calculated based on our best approximation of the date on which notification of the option grant to the affected employee occurred and the fair market value of the shares at the time of notification. For 78% of these option grants, we located copies of written grant notifications, which were signed and dated by the employee-recipient, or signed by the employee-recipient and dated by the Shareholder Services or Human Resources Department when received. While we believe that notification is not an explicit criterion required by APB 25 to establish a measurement date, in these instances we determined that the date of notification to those employees represented the best approximation of the date on which the measurement date criteria could have been met with finality, and that the date recorded on the written notification represented the best approximation of the appropriate measurement date under APB 25. For each of the remaining 22% of the affected option grants for which we were unable to locate documentation of written option grant notification (representing fewer than 0.6% of the total number of grants made from June 1998 through May 2003), we identified an approximate range of dates during which employee notification likely occurred. The ranges were determined based on periodic option grant reports that were prepared using the Equity Edge system. We concluded that the average closing stock price during each date range represented the best approximation of the intrinsic value of each option grant for which we were unable to locate documentation of written option grant notification.

The above conclusion is based on a test in which we measured three alternate values for the 78% of grants for which we were able to ascertain actual notification dates: (1) the average closing stock price during the notification date range; (2) the highest closing stock price during the notification date range; and (3) the lowest closing stock price during the notification date range for each grant. The average price produced the result that most closely approximated the amount of additional stock-based compensation expense resulting from the actual notice dates:

	Gross Additional
	Stock-Based
	Compensation	Difference from
Method	Expense	Actual Notice	% Difference

Actual Notice	$403.7 million

Average Price	$386.4 million	$(17.3) million	(4.3)%
Highest Price	$597.6 million	193.9 million	48.0
Lowest Price	$179.6 million	(224.1) million	(55.5)

Had we used the dates of entry into the Equity Edge system in these instances, rather than the later notification dates, our total gross additional deferred compensation adjustment would have been reduced by $251.1 million.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Net revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	47.5	49.9	53.8

Gross profit	52.5	50.1	46.2
Operating expense:
Research and development(1)	25.5	24.9	45.5
Selling, general and administrative(1)	10.3	10.2	16.1
Amortization of purchased intangible assets	0.2	0.2	0.2
Settlement costs	4.1	2.9	12.1
In-process research and development	1.6	2.7	—
Impairment of goodwill and other intangible assets	—	0.7	27.3
Restructuring costs (reversal)	(0.1)	—	0.2
Stock option exchange(1)	—	—	25.7

Income (loss) from operations	10.9	8.5	(80.9)
Interest income, net	1.9	0.6	0.4
Other income, net	0.1	0.3	1.6

Income (loss) before income taxes	12.9	9.4	(78.9)
Provision (benefit) for income taxes	(0.8)	2.3	1.6

Net income (loss)	13.7%	7.1%	(80.5)%

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Years Ended December 31, 2005 and 2004

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2005 and 2004:

	Years Ended December 31,
	2005		2004
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Net revenue	$2,670,788	100.0%	$2,400,610	100.0%	$270,178	11.3%
Cost of revenue(1)	1,267,799	47.5	1,196,767	49.9	71,032	5.9

Gross profit	$1,402,989	52.5%	$1,203,843	50.1%	$199,146	16.5

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

We recorded rebates to certain customers of $220.8 million and $263.6 million in 2005 and 2004, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

Cost of Revenue and Gross Profit.  Cost of revenue includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, mask and prototyping costs, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess or obsolete inventories and stock-based compensation expense for personnel engaged in manufacturing support.

The 2005 increase in gross profit resulted primarily from the 11.3% increase in net revenue. Gross margin increased from 50.1% in 2004 to 52.5% in 2005. The primary factors that contributed to this 2.4 percentage point improvement were improvements in product margin due to (i) changes in product mix, (ii) benefits from the favorable foundry pricing we were able to negotiate at the beginning of 2005 and (iii) other product cost savings, particularly in the area of yield improvements. In addition, gross margin increased due to a decrease in provisions for excess and obsolete inventory and warranty costs as compared to 2004.

Gross margin has been and will likely continue to be impacted by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, product warranty costs, provisions for excess or obsolete inventories, possible future changes in product mix, and the introduction of products with lower margins, among other factors. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for 2005 and 2004:

	Years Ended December 31,
	2005		2004
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Research and development(1)	$681,047	25.5%	$598,697	24.9%	$82,350	13.8%
Selling, general and administrative(1)	274,260	10.3	244,037	10.2	30,223	12.4

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The 2005 increase in research and development expense resulted primarily from an increase of $81.2 million in personnel-related expenses. The increase in personnel-related expenses is attributable to an increase in the number of employees engaged in research and development activities in 2005, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. For a further discussion of the decrease in stock-based compensation, see “Stock-Based Compensation Expense,” below.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 1,900

U.S. patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation, legal and other professional fees, facilities expenses, communications expenses and advertising expenses.

The 2005 increase in selling, general and administrative expense resulted primarily from an increase of $28.1 million in personnel-related expenses. This increase in personnel-related expenses is attributable to an increase in the number of employees engaged in selling, general and administrative activities in 2005, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. For a further discussion of stock-based compensation, see “Stock-Based Compensation Expense,” below.

Stock-Based Compensation Expense.  Stock-based compensation expense generally represents the amortization of deferred compensation resulting from stock options and restricted stock units issued to employees and unvested equity compensation instruments assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective service periods of the applicable unvested securities, generally four years. During 2005 we recorded $204.9 million of deferred compensation primarily related to the issuance of 8.4 million restricted stock units in connection with our regular annual equity compensation review for employees as well as for new hire and other grants. This deferred compensation is being amortized ratably over the service periods of the underlying restricted stock units, generally 16 quarters.

The following table presents details of the total stock-based compensation expense that is included in each functional line item in our consolidated statement of operations:

	Years Ended
	December 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$4,177	$4,776
Research and development	68,606	102,253
Selling, general and administrative	29,232	30,897

	$102,015	$137,926

The decrease in research and development stock-based compensation expense in 2005 related primarily to a reduction in the amortization of deferred compensation resulting from stock options we issued or assumed in acquisitions becoming fully vested, partially offset by the amortization of deferred compensation resulting from the issuance of restricted stock units in 2005.

The following table presents details of the additional stock-based compensation expense that is included in each functional line item above as a result of our restatement (see Note 2 of Notes to Consolidated Financial Statements):

	Years Ended December 31,
	2005	2004
	(In thousands)

Cost of revenue	$2,431	$3,409
Research and development	28,037	43,642
Selling, general and administrative	11,543	16,188

	$42,011	$63,239

Effective January 1, 2006 we adopted SFAS 123R, which is a revision of SFAS 123 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is $770.0 million. Of this amount, $354.8 million, $261.4 million, $127.0 million and $26.8 million are currently estimated to be recorded in 2006, 2007, 2008 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 97% of the total unearned stock-based compensation at December 31, 2005 will be expensed by the end of 2008. As a result of our restatement, we increased the amount of our unearned stock-based compensation at December 31, 2005 by $60.0 million, which is included in the $770.0 million amount above. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our operating expenses will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

We granted employee stock options to purchase 12.4 million shares of our common stock and 6.2 million restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation review program. We will recognize up to $415.4 million of stock-based compensation expense, net of forfeitures, related to those awards. This unearned stock-based compensation is being amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. For an additional discussion of the effects of expensing of stock options, see “Recent Accounting Pronouncements,” below.

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

The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangibles
	Assets at
	December 31,	Amortizable in
	2005	2006	2007
	(In thousands)

Cost of revenue	$5,423	$4,940	$483
Operating expense	1,909	1,735	174

	$7,332	$6,675	$657

Settlement Costs

We recorded $110.0 million in settlement costs in 2005 primarily related to the settlement of securities class action litigation against us and certain of our current and former officers and directors. We recorded $68.7 million in settlement costs in 2004. Of that amount $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of our settled and outstanding litigation, see Note 13 of Notes to Consolidated Financial Statements.

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

The IPR&D charges include only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the dates of the respective acquisitions.

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

We completed the development projects related to all of our 2004 acquisitions, except for Sand Video. In the case of Sand Video, we reallocated the resources to focus on semiconductor products that we believe are a higher priority. We also completed the development project related to the Zeevo acquisition. At December 31, 2005 all other 2005 development projects were still in process.

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

In November 2005 we acquired an issued U.S. patent, with various foreign counterparts, related to integrated circuit package testing for $0.5 million. In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market for $18.0 million. The immediate purpose for acquiring these patent portfolios was to assist us in the defense and settlement of then ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also did not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio had not been acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charge for the patent portfolio was classified as an impairment of goodwill and other intangible assets in the consolidated statements of operations in 2004.

See Notes 1 and 10 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill and other intangible assets.

Restructuring Costs

For a discussion of activity and liability balances related to our past restructuring plans, see Note 11 of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2005 and 2004:

	Years Ended December 31,
	2005		2004
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$51,207	1.9%	$15,010	0.6%	$36,197	241.2%
Other income, net	3,465	0.1	7,317	0.3	(3,852)	(52.6)

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

Provision for Income Taxes

The following table presents the provision for income taxes for 2005 and 2004:

	Years Ended December 31,
	2005		2004
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Provision (benefit) for income taxes	$(20,220)	(0.8)%	$56,082	2.3%	$(76,302)	(136.1)%

The federal statutory rate was 35% for 2005 and 2004. For 2005 we recorded no tax benefits for our domestic tax losses. Other differences between our effective tax rates for 2005 and 2004 resulted primarily from a favorable geographic mix of income and reduced foreign tax rates in 2005. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $28.3 million and $21.3 million in 2005 and 2004, respectively, related to foreign subsidiaries primarily due to the expiration of the statute of limitations for the assessment of taxes related to the prior periods.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we recorded net deferred tax assets of $1.4 million in 2005 in accordance with SFAS 109. See Note 6 of Notes to Consolidated Financial Statements.

As a result of our restatement, we recorded an income tax benefit of $19.5 million in 2004 related to income tax benefits realized from employee stock option exercises in 2004 that reduced our tax liabilities. Prior to the restatement, such income tax benefits were credited to additional paid-in capital because there was no associated stock-based compensation expense on such employee stock options. No income tax benefits were recorded for additional stock-based compensation in 2005 because of our domestic tax losses prior to deductions for employee stock options.

Years Ended December 31, 2004 and 2003

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2004 and 2003:

	Years Ended December 31,
	2004		2003
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Net revenue	$2,400,610	100.0%	$1,610,095	100.0%	$790,515	49.1%
Cost of revenue(1)	1,196,767	49.9	866,359	53.8	330,408	38.1

Gross profit	$1,203,843	50.1%	$743,736	46.2%	$460,107	61.9

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

The increase in net revenue resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets in 2004, except for Intel processor-based server chipsets, included in enterprise networking, which declined. The previously anticipated decline in shipments of our Intel processor-based server chipsets resulted in a $46.9 million decrease in net revenue for those products in 2004 as compared with 2003.

We recorded rebates to certain customers in the amounts of $263.6 million and $165.2 million in 2004 and 2003, respectively.

Cost of Revenue and Gross Profit

The 2004 increase in gross profit resulted primarily from the 49.1% increase in net revenue. Gross margin increased from 46.2% in 2003 to 50.1% in 2004. The primary factors that contributed to this 3.9 percentage point improvement in gross margin were (i) a 1.5 percentage point improvement in product margin primarily due to changes in product mix, and (ii) decreases in stock option exchange expense, stock-based compensation expense and the amortization of purchased intangible assets, which improved gross margin by 1.7, 0.8 and 0.6 percentage points, respectively, offset in part by an increase in the provision for excess and obsolete inventory of 0.4 percentage points. For a further discussion of stock-based compensation, see “Stock-Based Compensation Expense,” below.

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

Stock-based compensation expense included in cost of revenue decreased by $39.7 million in 2004 related primarily to stock option exchange expense of $28.2 million recorded in 2003 with no comparable charge in 2004, as well as the vesting in full of certain stock options that we issued or assumed in acquisitions. For a further discussion, see “Stock Option Exchange Expense” below.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for 2004 and 2003:

	Years Ended December 31,
	2004		2003
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Research and development(1)	$598,697	24.9%	$732,386	45.5%	$(133,689)	(18.3)%
Selling, general and administrative(1)	244,037	10.2	259,258	16.1	(15,221)	(5.9)

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Research and Development Expense

The 2004 decrease in research and development expense resulted primarily from a $195.8 million decrease in stock-based compensation expense offset in part by a $41.2 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 22.3% increase in the number of employees engaged in research and development activities in 2004, through acquisitions and hiring. In addition, there were increases in outsourced engineering, facilities and engineering design tool expenses in 2004, offset in part by lower depreciation expense on computer software and equipment. For a further discussion of stock-based compensation decrease, see “Stock-Based Compensation Expense,” below.

Selling, General and Administrative Expense

The 2004 decrease in selling, general and administrative expense in absolute dollars resulted primarily from a $38.2 million decrease in stock-based compensation expense offset in part by a $22.5 million increase in personnel-related expenses. The increase in personnel-related expenses was primarily due to a 22.1% increase in the number of employees engaged in selling, general and administrative activities in 2004, through acquisitions and hiring. In addition, there were increases in expenses for travel and entertainment, marketing and accounting, which were offset by decreases in legal expense. For a further discussion of stock-based compensation decrease, see “Stock-Based Compensation Expense,” below.

Stock-Based Compensation Expense

The following table presents details of the total stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Years Ended
	December 31,
	2004	2003
	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$4,776	$44,522
Research and development	102,253	298,081
Selling, general and administrative	30,897	69,053

	$137,926	$411,656

The 2004 decrease in stock-based compensation expense related primarily to a reduction in the amortization of deferred compensation resulting from certain stock options that we issued or assumed in acquisitions becoming fully vested. In addition, included in cost of revenue in 2003 was $28.2 million in stock option exchange expense. There was no comparable expense in 2004. For a further discussion, see “Stock Option Exchange Expense” below.

The following table presents details of the additional stock-based compensation expense that is included in each functional line item in our consolidated statements of operations as a result of the restatement (see Note 2 of Notes to Consolidated Financial Statements):

	Years Ended
	December 31,
	2004	2003
	(In thousands)

Cost of revenue	$3,409	$26,540
Research and development	43,642	78,744
Selling, general and administrative	16,188	24,430

	$63,239	$129,714

Settlement Costs

We recorded $68.7 million in settlement costs in 2004. Of this amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs.

In May 2003 we completed a management transition at our ServerWorks Corporation subsidiary and entered into a settlement agreement resolving various issues and disputes raised by certain employees and former securities holders of ServerWorks, including issues and disputes with three departing employees, relating to agreements entered into when we acquired ServerWorks in January 2001. In connection with the settlement, we incurred $25.2 million in cash payments and expenses and recorded a one-time non-cash charge of $88.1 million in May 2003. This non-cash charge reflected the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).

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

In 2003 we recorded an impairment for goodwill and other intangible assets of $439.6 million. In May 2003 we determined that indicators of impairment existed for two of our reporting units, ServerWorks and mobile communications, and an additional impairment assessment was performed at that time. Based on that assessment, we recorded a charge of $438.6 million in June 2003 to write down the value of goodwill associated with the affected reporting units. Of this charge, $414.5 million represented the balance of goodwill related to the ServerWorks reporting unit and $24.1 million represented the balance of goodwill related to the mobile communications reporting unit. In addition, in 2003 we recorded a $1.0 million impairment of other intangible assets in accordance with SFAS 144.

For a further discussion of impairment of goodwill and other intangible assets, including the primary factors that contributed to the impairment assessment, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

Stock Option Exchange Expense

In April 2003 we commenced an offering to our employees to voluntarily exchange certain vested and unvested stock options. Under the program, employees holding options to purchase our Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $15.72 per share. In connection with the offering, we recorded stock option exchange expenses for employees engaged in cost of revenue, research and development and selling, general and administrative activities in the amounts of $28.2 million, $319.4 million and $93.8 million, respectively in 2003. Of these amounts, we recorded additional stock option exchange expense for employees engaged in cost of revenue, research and development and selling, general and administrative activities in the amounts of $16.7 million, $154.6 million and $49.3 million, respectively, as a result of our restatement. See Note 2 of Notes to Consolidated Financial Statements. No comparable charges were incurred in 2004.

For further discussion of stock option exchange expense, see Note 9 of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2004 and 2003:

	Years Ended December 31,
	2004		2003
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$15,010	0.6%	$6,828	0.4%	$8,182	119.8%
Other income, net	7,317	0.3	26,053	1.6	(18,736)	(71.9)

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

Provision for Income Taxes

The following table presents the provision for income taxes for 2004 and 2003:

	Years Ended December 31,
	2004		2003
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Provision for income taxes	$56,082	2.3%	$25,127	1.6%	$30,955	123.2%

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

As a result of our restatement, we recorded an income tax benefit of $19.5 million in 2004 and a cumulative income tax benefit for years prior to 2003 of $24.0 million, related to income tax benefits realized from employee stock option exercises that reduced our tax liabilities. Prior to the restatement, such income tax benefits were credited to additional paid-in capital because there was no associated stock-based compensation expense on such employee stock options. No income tax benefits were recorded for additional stock-based compensation in 2003 because of our domestic tax losses prior to deductions for employee stock options.

Financial Data for Interim Periods of 2005 and 2004

The following tables present our quarterly financial data for 2005 and 2004. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements. All necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

The quarterly consolidated statements of operations set forth below have been restated from previously-reported information filed in our quarterly and annual reports on Forms 10-Q and 10-K for all quarters of 2005 and 2004:

CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005 AND 2004
(In thousands, except per share data)

	Three Months Ended						Three Months Ended
	March 31,	June 30,	September 30,		December 31,		March 31,	June 30,	September 30,		December 31,
	2005	2005	2005		2005		2004	2004	2004		2004
	(Restated)	(Restated)	(Restated)		(Restated)
							(Restated)	(Restated)	(Restated)		(Restated)
Consolidated Statements of Operations
Net revenue	$550,345	$604,861	$694,977		$820,605		$573,406	$641,299	$646,515		$539,390
Cost of revenue	266,819	284,092	327,742		389,146		284,404	318,410	322,887		271,066

Gross profit	283,526	320,769	367,235		431,459		289,002	322,889	323,628		268,324
Operating expense:
Research and development	154,584	161,991	178,612		185,860		156,185	155,886	144,193		142,433
Selling, general and administrative	62,048	64,899	72,218		75,095		60,071	62,538	60,483		60,945
Amortization of purchased intangible assets	912	1,040	1,040		1,041		—	831	1,296		1,576
Settlement costs	—	110,000	—		—		19,000	13,500	35,700		500
In-process research and development	6,652	—	35,000		1,800		2,260	24,244	37,262		—
Impairment of goodwill and other intangible assets	—	—	—		500		18,000	—	—		—
Restructuring costs (reversal)	—	—	(2,500)		—		—	—	—		—

Income (loss) from operations	59,330	(17,161)	82,865		167,163		33,486	65,890	44,694		62,870
Interest income, net	7,958	10,678	14,317		18,254		1,903	2,714	4,365		6,028
Other income (expense), net	98	679	2,580	(a)	108		(992)	592	6,952	(d)	765

Income (loss) before income taxes	67,386	(5,804)	99,762		185,525		34,397	69,196	56,011		69,663
Provision (benefit) for income taxes	3,017	(570)	(21,448	)(b)	(1,219	)(c)	8,493	18,335	23,905		5,349	(e)

Net income (loss)	$64,369	$(5,234)	$121,210		$186,744		$25,904	$50,861	$32,106		$64,314

Net income (loss) per share (basic)	$0.13	$(0.01)	$0.24		$0.36		$0.06	$0.11	$0.07		$0.13

Net income (loss) per share (diluted)	$0.12	$(0.01)	$0.21		$0.32		$0.05	$0.10	$0.06		$0.12

Weighted average shares (basic)	497,206	502,353	512,773		521,535		463,529	475,037	483,812		494,273

Weighted average shares (diluted)	534,340	502,353	570,860		581,575		513,699	528,401	520,878		530,467

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$1,059	$1,007	$1,074		$1,037		$1,573	$1,500	$842		$861
Research and development	15,537	17,872	18,534		16,663		36,796	30,435	20,105		14,917
Selling, general and administrative	7,543	7,268	7,338		7,083		7,843	6,884	6,694		9,476

	$24,139	$26,147	$26,946		$24,783		$46,212	$38,819	$27,641		$25,254

(a)	Includes gain on strategic investments of $1.2 million.

(b)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $25.9 million.

(c)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $3.4 million.

(d)	Includes net gain on strategic investments of $5.2 million.

(e)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $21.3 million.

The quarterly consolidated balance sheets set forth below have been restated from previously-reported information filed in our quarterly and annual reports on Forms 10-Q and Form 10-K for the years and all quarters of 2005 and 2004:

CONSOLIDATED BALANCE SHEETS FOR INTERIM PERIODS OF 2005 AND 2004
(In thousands)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$974,915	$1,013,568	$1,135,121	$1,437,276	$611,752	$719,022	$779,513	$858,592
Short-term marketable securities	310,123	390,590	424,320	295,402	81,207	124,760	233,195	324,041
Accounts receivable, net	208,096	243,791	275,397	307,356	234,210	277,854	278,800	205,135
Inventory	108,951	134,065	163,322	194,571	145,235	207,598	177,532	128,294
Prepaid expenses and other current assets	68,132	71,499	109,715	101,271	86,480	64,564	55,130	68,380

Total current assets	1,670,217	1,853,513	2,107,875	2,335,876	1,158,884	1,393,798	1,524,170	1,584,442
Property and equipment, net	101,219	93,330	92,603	96,438	128,776	121,244	113,353	107,160
Long-term marketable securities	135,208	142,845	145,897	142,843	72,715	88,967	92,264	92,918
Goodwill	1,083,563	1,083,385	1,131,941	1,149,602	829,200	907,361	1,062,288	1,062,188
Purchased intangible assets, net	19,244	14,960	11,146	7,332	7,005	22,476	22,243	17,074
Other assets	20,035	30,167	21,065	20,108	17,356	11,335	8,350	22,057

Total assets	$3,029,486	$3,218,200	$3,510,527	$3,752,199	$2,213,936	$2,545,181	$2,822,668	$2,885,839

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$198,463	$218,574	$278,216	$289,069	$231,067	$270,117	$216,099	$171,248
Wages and related benefits	61,358	52,540	78,841	74,709	45,004	45,964	56,078	44,940
Deferred revenue	4,703	1,830	1,742	2,053	1,288	3,106	2,898	3,648
Accrued liabilities	264,958	372,784	296,108	233,663	275,381	273,423	304,509	279,507

Total current liabilities	529,482	645,728	654,907	599,494	552,740	592,610	579,584	499,343
Commitments and contingencies
Long-term liabilities	19,511	18,035	13,046	12,138	27,757	27,608	25,015	22,753
Shareholders’ equity:
Common stock	50	50	52	52	46	48	49	50
Additional paid-in capital	11,116,835	11,190,372	11,356,800	11,474,724	10,450,987	10,664,704	10,918,817	10,975,004
Notes receivable from employees	(7,902)	(7,831)	(5,861)	(4,743)	(9,713)	(8,322)	(8,056)	(7,955)
Deferred compensation	(190,589)	(185,023)	(186,720)	(194,331)	(158,018)	(132,227)	(125,773)	(101,123)
Accumulated deficit	(8,438,963)	(8,444,197)	(8,322,987)	(8,136,243)	(8,650,613)	(8,599,752)	(8,567,646)	(8,503,332)
Accumulated other comprehensive income	1,062	1,066	1,290	1,108	750	512	678	1,099

Total shareholders’ equity	2,480,493	2,554,437	2,842,574	3,140,567	1,633,439	1,924,963	2,218,069	2,363,743

Total liabilities and shareholders’ equity	$3,029,486	$3,218,200	$3,510,527	$3,752,199	$2,213,936	$2,545,181	$2,822,668	$2,885,839

The cumulative impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheets at December 31, 2005 and 2004 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million and $2.2 million, respectively.

Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following tables present net revenue for each our major target markets and their respective contributions to the change in net revenue in each quarterly period of 2005 and 2004.

	Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
2005 Net Revenue	(In thousands, except percentages)

Enterprise networking	$233,953	42.5%	$253,153	41.9%	$272,144	39.2%	$303,892	37.1%

Mobile and wireless	109,184	19.8	125,973	20.8	185,661	26.7	267,030	32.5

Broadband communications	207,208	37.7	225,735	37.3	237,172	34.1	249,683	30.4

Net revenue	$550,345	100.0%	$604,861	100.0%	$694,977	100.0%	$820,605	100.0%

	Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
2004 Net Revenue	(In thousands, except percentages)

Enterprise networking	$286,877	50.1%	$300,441	46.9%	$295,724	45.8%	$238,048	44.1%

Mobile and wireless	121,760	21.2	119,408	18.6	131,981	20.4	125,988	23.4

Broadband communications	164,769	28.7	221,450	34.5	218,810	33.8	175,354	32.5

Net revenue	$573,406	100.0%	$641,299	100.0%	$646,515	100.0%	$539,390	100.0%

	Increase / (Decrease) from Previous Quarter
	March 31, 2005		June 30, 2005			September 30, 2005			December 31, 2005
	vs	%	vs		%	vs		%	vs		%
	December 31, 2004	Change	March 31, 2005		Change	June 30, 2005		Change	September 30, 2005		Change
Net Change	(In thousands, except percentages)

Enterprise networking	$(4,095)	(1.7)%	$19,200		8.2%	$18,991		7.5%	$31,748		11.7%

Mobile and wireless	(16,804)	(13.3)	16,789		15.4	59,688		47.4	81,369		43.8

Broadband communications	31,854	18.2	18,527		8.9	11,437		5.1	12,511		5.3

Net revenue	$10,955 (1)	2.0	$54,516	(2)	9.9	$90,116	(2)	14.9	$125,628	(2)	18.1

	Increase / (Decrease) from Previous Quarter
	March 31, 2004			June 30, 2004		September 30, 2004		December 31, 2004
	vs		%	vs	%	vs	%	vs		%
	December 31, 2003		Change	March 31, 2004	Change	June 30, 2004	Change	September 30, 2004		Change
Net Change	(In thousands, except percentages)

Enterprise networking	$20,737		7.8%	$13,564	4.7%	$(4,717)	(1.6)%	$(57,676)		(19.5)%

Mobile and wireless	20,060		19.7	(2,352)	(1.9)	12,573	10.5	(5,993)		(4.5)

Broadband communications	53,490		48.1	56,681	34.4	(2,640)	(1.2)	(43,456)		(19.9)

Net revenue	$94,287	(2)	19.7	$67,893	11.8	$5,216	0.8	$(107,125	)(3)	(16.6)

(1)	The decrease in net revenue in our enterprise networking target market resulted primarily from the previously anticipated decline in shipments of our Intel processor-based server chipsets. The increase in net revenue in our broadband communications target market resulted primarily from our products for direct broadcast satellite applications. In our mobile and wireless target market, the decreases in our wireless LAN and cellular handset business were partially offset by strength in Bluetooth and VoIP offerings.

(2)	The increase in net revenue resulted primarily from an increase in the volume of shipments of our semiconductor products stemming from the rise in demand for our products in each of our major target markets.

(3)	The decrease in net revenue resulted primarily from overall industry weakness, specifically related to inventory corrections in the direct broadcast satellite and networking markets. In addition, as expected, we experienced a quarter-to-quarter decline in shipments of our Intel processor-based server chipsets of approximately $35.0 million.

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

The following tables present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for all quarters of 2005 and 2004:

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005
(In thousands, except per share data)

	Three Months Ended
	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net revenue	$550,345	$—	$550,345	$604,861	$—	$604,861	$694,977	$—	$694,977	$820,605	$—	$820,605
Cost of revenue	266,116	703	266,819	283,455	637	284,092	327,079	663	327,742	388,573	573	389,146

Gross profit	284,229	(703)	283,526	321,406	(637)	320,769	367,898	(663)	367,235	432,032	(573)	431,459
Operating expense:
Research and development	145,870	8,714	154,584	153,634	8,357	161,991	170,655	7,957	178,612	180,469	5,391	185,860
Selling, general and administrative	58,397	3,651	62,048	61,853	3,046	64,899	69,392	2,826	72,218	72,973	2,122	75,095
Amortization of purchased intangible assets	912	—	912	1,040	—	1,040	1,040	—	1,040	1,041	—	1,041
Settlement costs	—	—	—	110,000	—	110,000
In-process research and development	6,652	—	6,652	—	—	—	35,000	—	35,000	1,800	—	1,800
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	—	—	—	500	—	500
Restructuring costs (reversal)	—	—	—	—	—	—	(2,500)	—	(2,500)	—	—	—

Income (loss) from operations	72,398	(13,068)	59,330	(5,121)	(12,040)	(17,161)	94,311	(11,446)	82,865	175,249	(8,086)	167,163
Interest income, net	7,958	—	7,958	10,678	—	10,678	14,317	—	14,317	18,254	—	18,254
Other income, net	98	—	98	679	—	679	2,580	—	2,580	108	—	108

Income (loss) before income taxes	80,454	(13,068)	67,386	6,236	(12,040)	(5,804)	111,208	(11,446)	99,762	193,611	(8,086)	185,525
Provision (benefit) for income taxes	11,272	(8,255)	3,017	(8,825)	8,255	(570)	(21,448)	—	(21,448)	(1,219)	—	(1,219)

Net income (loss)	$69,182	$(4,813)	$64,369	$15,061	$(20,295)	$(5,234)	$132,656	$(11,446)	$121,210	$194,830	$(8,086)	$186,744

Net income (loss) per share (basic)	$0.14	$(0.01)	$0.13	$0.03	$(0.04)	$(0.01)	$0.26	$(0.02)	$0.24	$0.37	$(0.01)	$0.36

Net income (loss) per share (diluted)	$0.13	$(0.01)	$0.12	$0.03	$(0.04)	$(0.01)	$0.23	$(0.02)	$0.21	$0.33	$(0.01)	$0.32

Weighted average shares (basic)	497,206	—	497,206	502,353	—	502,353	512,773	—	512,773	521,535	—	521,535

Weighted average shares (diluted)	537,138	(2,798)	534,340	544,796	(42,443)	502,353	575,512	(4,652)	570,860	586,340	(4,765)	581,575

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$368	$691	$1,059	$394	$613	$1,007	$471	$603	$1,074	$513	$524	$1,037
Research and development	7,025	8,512	15,537	9,915	7,957	17,872	11,559	6,975	18,534	12,070	4,593	16,663
Selling, general and administrative	3,901	3,642	7,543	4,239	3,029	7,268	4,554	2,784	7,338	4,995	2,088	7,083

	$11,294	$12,845	$24,139	$14,548	$11,599	$26,147	$16,584	$10,362	$26,946	$17,578	$7,205	$24,783

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2004
(In thousands, except per share data)

	Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Consolidated Statements of Operations
Net revenue	$573,406	$—	$573,406	$641,299	$—	$641,299	$646,515	$—	$646,515	$539,390	$—	$539,390
Cost of revenue	283,481	923	284,404	317,479	931	318,410	322,039	848	322,887	270,295	771	271,066

Gross profit	289,925	(923)	289,002	323,820	(931)	322,889	324,476	(848)	323,628	269,095	(771)	268,324
Operating expense:
Research and development	143,005	13,180	156,185	143,886	12,000	155,886	133,795	10,398	144,193	133,000	9,433	142,433
Selling, general and administrative	55,796	4,275	60,071	58,241	4,297	62,538	56,377	4,106	60,483	57,022	3,923	60,945
Amortization of purchased intangible assets	—	—	—	831	—	831	1,296	—	1,296	1,576	—	1,576
Settlement costs	19,000	—	19,000	13,500	—	13,500	35,700	—	35,700	500	—	500
In-process research and development	2,260	—	2,260	24,244	—	24,244	37,262	—	37,262	—	—	—
Impairment of goodwill and other intangible assets	18,000	—	18,000	—	—	——	—	—	—	—	—	—

Income from operations	51,864	(18,378)	33,486	83,118	(17,228)	65,890	60,046	(15,352)	44,694	76,997	(14,127)	62,870
Interest income, net	1,903	—	1,903	2,714	—	2,714	4,365	—	4,365	6,028	—	6,028
Other income (expense), net	(992)	—	(992)	592	—	592	6,952	—	6,952	765	—	765

Income before income taxes	52,775	(18,378)	34,397	86,424	(17,228)	69,196	71,363	(15,352)	56,011	83,790	(14,127)	69,663
Provision for income taxes	12,911	(4,418)	8,493	22,585	(4,250)	18,335	27,462	(3,557)	23,905	12,649	(7,300)	5,349

Net income	$39,864	$(13,960)	$25,904	$63,839	$(12,978)	$50,861	$43,901	$(11,795)	$32,106	$71,141	$(6,827)	$64,314

Net income per share (basic)	$0.09	$(0.03)	$0.06	$0.13	$(0.02)	$0.11	$0.09	$(0.02)	$0.07	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.08	$(0.03)	$0.05	$0.12	$(0.02)	$0.10	$0.08	$(0.02)	$0.06	$0.13	$(0.01)	$0.12

Weighted average shares (basic)	463,529	—	463,529	475,037	—	475,037	483,812	—	483,812	494,273	—	494,273

Weighted average shares (diluted)	513,897	(198)	513,699	528,539	(138)	528,401	521,084	(206)	520,878	530,704	(237)	530,467

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$671	$902	$1,573	$600	$900	$1,500	$1	$841	$842	$95	$766	$861
Research and development	24,056	12,740	36,796	19,104	11,331	30,435	9,860	10,245	20,105	5,591	9,326	14,917
Selling, general and administrative	3,701	4,142	7,843	2,789	4,095	6,884	2,634	4,060	6,694	5,585	3,891	9,476

	$28,428	$17,784	$46,212	$22,493	$16,326	$38,819	$12,495	$15,146	$27,641	$11,271	$13,983	$25,254

Stock-Based Compensation Expense Computed in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2003 through 2005, and all quarters of 2005 and 2004, respectively, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of the applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma information illustrations for the stated periods:

RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR 2005, 2004 AND 2003
(In thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported(1)	Adjustments	As Restated(1)
Net income	$411,729	$(44,640)	$367,089	$218,745	$(45,560)	$173,185	$(959,865)	$(334,006)	$(1,293,871)
Add: Stock-based compensation expense included in net income	60,004	42,011	102,015	74,687	43,714	118,401	577,487	333,609	911,096
Deduct: Stock-based compensation expense determined under the fair value method	(452,257)	(111,659)	(563,916)	(676,864)	(223,285)	(900,149)	(1,025,896)	(653,581)	(1,679,477)

Net income (loss) — pro forma	$19,476	$(114,288)	$(94,812)	$(383,432)	$(225,131)	$(608,563)	$(1,408,274)	$(653,978)	$(2,062,252)

Net income per share (basic)	$0.81	$(0.09)	$0.72	$0.46	$(0.10)	$0.36	$(2.19)	$(0.76)	$(2.95)

Net income per share (diluted)	$0.73	$(0.07)	$0.66	$0.42	$(0.09)	$0.33	$(2.19)	$(0.76)	$(2.95)

Net income (loss) per share (basic) — pro forma	$0.04	$(0.23)	$(0.19)	$(0.80)	$(0.47)	$(1.27)	$(3.22)	$(1.49)	$(4.71)

Net income (loss) per share (diluted) — pro forma	$0.03	$(0.22)	$(0.19)	$(0.80)	$(0.47)	$(1.27)	$(3.22)	$(1.49)	$(4.71)

(1)	Includes stock-based compensation expense related to settlement costs and restructuring costs of $88.1 million and $1.0 million, respectively.

RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR INTERIM PERIODS OF 2005 AND 2004
(In thousands, except per share data)

	Three Months Ended
	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net income (loss)	$69,182	$(4,813)	$64,369	$15,061	$(20,295)	$(5,234)	$132,656	$(11,446)	$121,210	$194,830	$(8,086)	$186,744
Add: Stock-based compensation expense included in net income (loss)	11,294	4,590	15,884	14,548	19,854	34,402	16,584	10,362	26,946	17,578	7,205	24,783
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)	(23,919)	(165,923)	(108,565)	(49,368)	(157,933)	(104,949)	(20,157)	(125,106)	(96,739)	(18,215)	(114,954)

Net loss — pro forma	$(61,528)	$(24,142)	$(85,670)	$(78,956)	$(49,809)	$(128,765)	$44,291	$(21,241)	$23,050	$115,669	$(19,096)	$96,573

Net income (loss) per share (basic)	$0.14	$(0.01)	$0.13	$0.03	$(0.04)	$(0.01)	$0.26	$(0.02)	$0.24	$0.37	$(0.01)	$0.36

Net income (loss) per share (diluted)	$0.13	$(0.01)	$0.12	$0.03	$(0.04)	$(0.01)	$0.23	$(0.02)	$0.21	$0.33	$(0.01)	$0.32

Net income (loss) per share (basic) — pro forma	$(0.12)	$(0.05)	$(0.17)	$(0.16)	$(0.10)	$(0.26)	$0.09	$(0.05)	$0.04	$0.22	$(0.03)	$0.19

Net income (loss) per share (diluted) — pro forma	$(0.12)	$(0.05)	$(0.17)	$(0.16)	$(0.10)	$(0.26)	$0.08	$(0.04)	$0.04	$0.20	$(0.03)	$0.17

	Three Months Ended						Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net income	$39,864	$(13,960)	$25,904	$63,839	$(12,978)	$50,861	$43,901	$(11,795)	$32,106	$71,141	$(6,827)	$64,314
Add: Stock-based compensation expense included in net income	28,428	13,366	41,794	22,493	12,076	34,569	12,495	11,589	24,084	11,271	6,683	17,954
Deduct: Stock-based compensation expense determined under the fair value method	(213,451)	(72,098)	(285,549)	(172,483)	(67,479)	(239,962)	(159,607)	(34,237)	(193,844)	(131,323)	(49,471)	(180,794)

Net loss — pro forma	$(145,159)	$(72,692)	$(217,851)	$(86,151)	$(68,381)	$(154,532)	$(103,211)	$(34,443)	$(137,654)	$(48,911)	$(49,615)	$(98,526)

Net income per share (basic)	$0.09	$(0.03)	$0.06	$0.13	$(0.02)	$0.11	$0.09	$(0.02)	$0.07	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.08	$(0.03)	$0.05	$0.12	$(0.02)	$0.10	$0.08	$(0.02)	$0.06	$0.13	$(0.01)	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.31)	$(0.16)	$(0.47)	$(0.18)	$(0.15)	$(0.33)	$(0.21)	$(0.07)	$(0.28)	$(0.10)	$(0.10)	$(0.20)

Subsequent Events

Increase in Share Repurchase Program

On January 25, 2006 our Board of Directors approved an amendment to the share repurchase program authorized in February 2005. The amendment extends the program through January 26, 2007 and authorizes the repurchase of additional shares of the our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. On July 24, 2006 our Board of Directors decided to suspend purchasing shares of Class A common stock under the share repurchase program.

Stock Split

On January 25, 2006 our Board of Directors approved a three-for-two split of our common stock, which was effected in the form of a stock dividend. Holders of record of our Class A and Class B common stock as of the close of business on February 6, 2006 “Record Date”) received one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the Record Date. The additional Class A and Class B shares were distributed on or about February 21, 2006. Cash was paid in lieu of fractional shares. Share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split.

Articles of Incorporation

In June 2006 we filed Second Amended and Restated Articles of Incorporation, or the Restated Articles, with the California Secretary of State. The Restated Articles (i) increased the aggregate number of shares of Class A common stock that we are authorized to issue from 800,000,000 shares to 2,500,000,000 shares, (ii) clarified that we are only authorized to issue 6,432,161 shares of preferred stock and (iii) eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of our Class B common stock upon consummation of our initial public offering.

Acquisitions

In March 2006 we completed the acquisition of Sandburst Corporation, a privately-held fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip that are deployed in enterprise core and metropolitan Ethernet networks. In connection with the acquisition, we paid $72.0 million in cash. In addition, we exchanged unvested stock options to purchase 0.1 million shares of our Class A common stock, which had a fair value of $4.4 million in accordance with SFAS 123R. We recorded a one-time charge of $5.2 million for IPR&D expense. The amount allocated to IPR&D in the three months ended March 31, 2006 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. We also assumed $7.6 million in net liabilities and recorded $40.2 million in goodwill, $30.7 million of completed technology and $3.4 million in other purchased intangible assets in connection with this acquisition.

In January 2007 we completed the acquisition of LVL7 Systems, Inc., a privately-held provider of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines. In connection with the acquisition, Broadcom paid total consideration of approximately $62 million in cash to acquire outstanding shares of capital stock and vested stock options of LVL7 and liquidate outstanding LVL7 debt. A portion of the cash consideration payable to the stockholders was placed into escrow pursuant to the terms of the acquisition agreement. We may record a one-time charge for purchased IPR&D expenses related to this acquisition in the first quarter of 2007. The amount of that charge, if any, has not yet been determined.

Subsequent Event

We recorded total charges of $10.9 million in the three months ended September 30, 2006 and expect to record $50.6 million in the three months ended December 31, 2006 in connection with payments we have decided to make to or on behalf of certain current and former employees related to consequences of the equity award review, as well as non-cash stock-based compensation expense we incurred related to the extension of the post-

service stock option exercise period for certain former employees. The payments are to remunerate participants in the employee stock purchase plan who were unable to purchase shares thereunder during the period in which we were not current in our SEC reporting obligations, to remediate adverse tax consequences, if any, to individuals that may result from the equity award review, and to compensate individuals for the value of stock options that expired or would have expired during the period in which we were not current in our SEC reporting obligations.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. We adopted SFAS 123R effective January 1, 2006. We are using the modified-prospective method of recognition of compensation expense related to share-based payments.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations, although it is not expected to have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to share-based payment awards at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is $770.0 million. Of this amount, $354.8 million, $261.4 million, $127.0 million and $26.8 million are currently estimated to be recorded in 2006, 2007, 2008 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 97% of the total unearned stock-based compensation at December 31, 2005 will be expensed by the end of 2008. As a result of our restatement, we increased the amount of our unearned stock-based compensation at December 31, 2005 by $60.0 million, which is included in the $770.0 million amount above. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or assumptions. We granted employee stock options to purchase 12.4 millions shares of our common stock and 6.2 million restricted stock units in the second quarter of 2006 as part of our regular annual equity compensation review program. We will recognize up to $415.4 million of stock-based compensation expense, net of forfeitures, related to those awards. This unearned stock-based compensation is being amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 related to such excess tax deductions was $62.3 million. No comparable amounts were recorded in 2005 or 2003.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	December 31,	December 31,	Increase
	2005	2004	(Decrease)
		(In thousands)

Working capital (restated)	$1,736,382	$1,085,099	$651,283

Cash and cash equivalents(1)	$1,437,276	$858,592	$578,684
Short-term marketable securities(1)	295,402	324,041	(28,639)
Long-term marketable securities	142,843	92,918	49,925

	$1,875,521	$1,275,551	$599,970

(1)	Included in working capital.

Our working capital increased in 2005 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by cash paid to settle our securities class action litigation, the purchase of long-term marketable securities and property and equipment, acquisitions, and repurchases of shares of our Class A common stock.

Cash Provided and Used in 2005 and 2004.  Cash and cash equivalents increased to $1.437 billion at December 31, 2005 from $858.6 million at December 31, 2004 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In 2005 our operating activities provided $446.7 million in cash. This was primarily the result of $367.1 million in net income and $213.3 million in net non-cash operating expenses, offset in part by net cash used of $133.7 million in changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and gains on strategic investments. In 2004 our operating activities provided $501.8 million in cash. This was primarily the result of $173.2 million in net income and $368.4 million in net non-cash operating expenses, offset in part by net cash used of $39.8 million from changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets, tax benefit from stock plans and gains on strategic investments.

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

In January 2006 we amended our share repurchase program to authorize repurchases of Class A common stock having an aggregate market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007, depending on market conditions and other factors. On July 24, 2006 our Board of Directors decided to suspend purchasing shares of Class A common stock under the share repurchase program.

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

In nine months ended September 30, 2006 we received $475.8 million in net proceeds from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. The effects of those option exercises and stock purchases are not included in our financial position as of December 31, 2005.

The restatement of our consolidated financial statements, as a result of the findings of our equity award review, did not materially or adversely affect our liquidity or capital resources.

Obligations and Commitments.  The following table summarizes our contractual payment obligations and commitments as of December 31, 2005:

	Payment Obligations by Year
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Operating leases	$95,862	$88,986	$64,601	$41,445	$29,733	$132,670	$453,297
Inventory and related purchase obligations	297,468	612	—	—	—	—	298,080
Other purchase obligations	38,303	2,135	—	—	—	—	40,438
Restructuring liabilities	8,083	3,663	1,790	1,790	895	—	16,221
Accrued settlement payments	2,047	2,000	2,000	—	—	—	6,047

Total	$441,763	$97,396	$68,391	$43,235	$30,628	$132,670	$814,083

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

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have filed a universal shelf registration statement on SEC Form S-3 that allows us to sell in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. We have not issued any securities under the universal shelf registration statement. Because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all reports required to be filed during the preceding twelve calendar months, we will not be able to issue shares under the Form S-3 until December 1, 2007. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of December 31, 2005 the carrying value and fair value of these securities were $438.2 million and $435.7 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of December 31, 2005 and 2004, respectively, were as follows:

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2005	2006	2007	2008	2005
	(In thousands, except interest rates)

Investments
Cash equivalents	$835,598	$835,598	$—	$—	$835,202
Weighted average interest rate	4.38%	4.38%	—	—
Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702
Weighted average interest rate	3.77%	3.62%	3.94%	4.45%

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2004	2005	2006	2007	2004
	(In thousands, except interest rates)

Investments
Cash equivalents	$356,845	$356,845	$—	$—	$356,831
Weighted average interest rate	2.33%	2.33%	—	—
Marketable securities	$416,959	$324,041	$69,717	$23,201	$415,757
Weighted average interest rate	2.40%	2.30%	2.64%	3.12%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of December 31, 2005, the carrying and fair value of our strategic investments was $5.0 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this amended Annual Report on Form 10-K/A, our current management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, which included the findings of the voluntary review and the restatement described herein, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level at December 31, 2005 because of a material weakness in internal control over financial reporting. Since the material weakness was remediated as of the date of this filing, our principal executive officer and principal financial officer have determined that disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.

We recently completed a voluntary review of our equity award practices. The review covered all grants of options and other equity awards made since our initial public offering in April 1998. During the course of the equity award review, we identified instances in which: (i) option grants failed to meet the measurement date criteria of APB 25; (ii) we did not notify some of the employee-recipients of their option grants for extended periods; (iii) grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees; (iv) grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment; and (v) modifications made to employee stock options were not accounted for in accordance with APB 25. Details of the results of the equity award review and the restatement of our financial statements are discussed in the Explanatory Note at the beginning of this Report and in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 15 of this Report.

The voluntary review found that in June 2003 we implemented revisions to our equity award processes and procedures. As a result, the processes were formalized and a consistent procedure was implemented for the Equity Award and Compensation Committees. In addition, the composition of the Equity Award Committee was changed to include an independent director. Our review of the equity award granting practices has determined that our process and practices in effect since June 2003 are sound and have been consistently adhered to. Management has not identified any instances of inappropriate measurement dates under APB 25 for option grants or other equity awards made since May 2003.

The restatement covers our financial statements for the years 1998 through 2005 and for the three months ended March 31, 2006. The adjustments to our financial statements for 2005 and for the three months ended March 31, 2006 were principally amortization of deferred compensation resulting from revisions made to measurement dates for certain options granted prior to June 2003.

In assessing the findings of the voluntary review and the restatement of our financial statements in the context of paragraph 139 of Public Company Accounting Oversight Board Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements (“AS 2”), management has concluded that there was a material weakness as of December 31, 2005 under paragraph 139 with respect to our former Chief Financial Officer’s role in the application of accounting principles to the equity award granting process prior to June 2003, including the impact on the 2005 financial statements of amortizing deferred compensation related to those equity awards.

Under paragraph 139 of AS 2, certain interactions of qualitative and quantitative considerations in the area of controls over the selection and application of accounting policies that are in conformity with generally accepted accounting principles result in at least a significant deficiency. The conduct review directed by the Audit Committee with the assistance of independent legal counsel Kaye Scholer LLP and with the forensic accounting assistance of LECG, LLC, found that our former Chief Financial Officer failed to provide proper advice concerning proper accounting standards or to establish proper procedures as they pertain to the option granting process prior to June 2003. As a result, management, consistent with paragraph 139 of AS 2, has determined that a material weakness existed as of December 31, 2005 with respect to our former Chief Financial Officer’s role in the application of accounting principles to the equity award granting process prior to June 2003, including the impact on the 2005 financial statements of amortizing deferred compensation related to those equity awards.

This material weakness was initially identified in conjunction with the voluntary review and was remediated upon the retirement of our former chief financial officer on September 19, 2006.

Management’s assessment of internal control over financial reporting with respect to 2005 included a review of the overall control environment. This included controls that mitigate the risk of management override, including: (i) the participation of independent directors on the Audit, Compensation, Equity Award, and Nominating & Corporate Governance Committees, with minutes recorded and maintained by the Legal Department; (ii) inclusion of multiple personnel in reviews of reserves and disclosures; (iii) no direct financial system add/update capabilities for executive management; (iv) employee and third party complaint procedures (including the ability for employees to make anonymous complaints); (v) a Code of Ethics and Corporate Conduct; (vi) an Internal Audit function; (vii) a Corporate Compliance Officer; (viii) general Finance employee surveys that include questions regarding ethics; and (ix) processes that include checks and balances on management. The Audit, Compensation, and Nominating & Corporate Governance Committees are composed entirely of independent directors. The Equity Award Committee includes an independent director. Broadcom’s Code of Ethics and Corporate Conduct provides general guidance with respect to the accuracy of financial reports as well as compliance and complaint procedures. As of the date of this filing, these controls continue to be in effect.

In addition, Broadcom’s controls over the equity award process as of December 31, 2005 included the following controls to prevent and/or detect, at a reasonable assurance level, any future instances of improper accounting for equity awards:

•	Awards to newly hired employees are compiled by our Human Resources Department and are submitted to the relevant committee for approval only on or after the commencement of employment. As a practice, equity awards are not made to consultants. All awards are communicated to the Shareholder Services Department by the Human Resources Department (or, in the case of patent incentive awards, by the Legal Department) for approval by the Equity Award or Compensation Committee (each of which typically meets on a regular basis). The lists of equity awards approved by the relevant committee include specific allocation of awards to individuals. Awards are entered into our equity award administration system promptly after they are approved by the relevant committee (a grant to a consultant would be detected by our Shareholder Services Department at this point).

•	A member of the Legal Department attends Compensation and Equity Award Committee meetings, records minutes, and confirms that awards comply with equity plans.

•	The exercise price for each option grant is equal to or greater than the closing price of our Class A common stock on the date of approval. We would record deferred compensation if for any reason the exercise price of any option grant were lower than the closing price of our Class A common stock on the date of approval.

•	Formal resolutions approving equity awards are reconciled to the data maintained in the equity award administration system on a monthly basis. The Human Resources Department validates new awards reflected in the equity award administration system.

•	Timely notification of equity awards is sent (electronically or by mail) to employee recipients. The equity awards are uploaded from the equity award administration system to an online brokerage website, at which time grants are available for viewing by employees. Additionally, for members of the Board of Directors and Section 16 Officers, a Form 4 is filed with the SEC within two business days after the grant date.

•	The Human Resources system and the equity award administration system are periodically reconciled to reflect the cancellation of awards held by employees whose employment with Broadcom has terminated.

•	Any proposed modifications to equity awards (e.g., accelerations and exercise extensions) are communicated by the Human Resources Department to, and regular inquiry is made of the Human Resources Department by, the Shareholder Services Department. Changes are approved by the appropriate Board committee.

•	The issuance of shares upon exercise or release of equity awards recorded in our equity award administration system is periodically reconciled to the records of our transfer agent.

As of the date of this filing, these controls continue to be in effect. Currently, the Compensation Committee and Equity Award Committee each hold monthly equity award meetings based upon a predetermined schedule.

Inherent Limitations on Internal Control

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management, in assessing the findings of the voluntary review as well as the restatement of our financial statements in the context of paragraph 139 of AS 2, concluded that internal control over financial reporting was not effective as of December 31, 2005 because there was a material weakness with respect to our former chief financial officer’s role in the application of accounting principles as it pertains to certain equity awards granted prior to June 2003, including the impact on the 2005 financial statements of amortizing deferred compensation related to those equity awards. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its report which is included herewith.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Broadcom Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Broadcom Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 9, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2005. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weakness described in the following paragraph. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, expressed herein is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not have appropriate controls in place to properly apply accounting literature as it pertains to certain stock options granted prior to June 2003, including the impact on the 2005 financial statements of the amortization of deferred compensation related to certain stock options that were granted prior to June 2003. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated January 19, 2007 on those financial statements.

In our opinion, management’s revised assessment that Broadcom Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of objectives of the control criteria, Broadcom Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2005 (restated) and 2004 (restated), and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 (as restated) and our report dated January 19, 2007 expressed an unqualified opinion thereon.

Orange County, California
January 19, 2007

Item 9B.  Other Information

On February 8, 2006 our Board of Directors approved a new cash compensation program for non-employee directors of the company, which superseded all prior cash compensation arrangements for non-employee directors effective as of January 1, 2006. Under the new program, each non-employee director receives an annual cash retainer of $75,000. The Chair of the Audit Committee receives an additional $25,000 annual cash retainer and the Chairs of the Compensation and Nominating & Corporate Governance Committees and the Lead Independent Director each receive an additional $10,000 annual cash retainer. All of the retainers are paid in quarterly installments in arrears, and are prorated as appropriate based upon the capacities in which each individual non-employee director serves from time to time. Directors who are also employees of Broadcom will continue to receive no additional cash compensation for their service as directors.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Identification of Directors.  The information under the caption “Election of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference, except as set forth below:

In April 2006 and August 2006 our Board of Directors reconstituted its committees. The current members of each committee and the respective committee chairs are identified in the following table:

Nominating &
C = Chair		Compen-	Equity	Corporate
M = Member	Audit	sation	Award	Governance

Independent Directors
George L. Farinsky	C
Maureen E. Grzelakowski		M		M
Nancy H. Handel	M
John Major	M	C	M	M
Robert E. Switz	M			C
Werner F. Wolfen(1)	M	M
Employee Directors
Scott A. McGregor			C
Henry Samueli, Ph.D.			M

(1)	Mr. Wolfen also continues to serve as Lead Independent Director.

The Board has determined that each member of the Audit Committee (i) qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing composition of the Audit Committee and (ii) satisfies the “financial sophistication” requirements of the Nasdaq listing standards.

(b) Identification of Executive Officers and Certain Significant Employees.  The information under the caption “Elected Officers,” appearing in the Proxy Statement, is hereby incorporated by reference, except as otherwise indicated below.

Effective June 1, 2006 Andrew J. Pease resigned from his position as Senior Vice President, Global Sales, to pursue other business opportunities. Our Board of Directors elected Thomas F. Lagatta to succeed Mr. Pease as Senior Vice President, Worldwide Sales. Mr. Lagatta joined Broadcom in May 2002 and was previously Senior Vice President & General Manager, Enterprise Computing Group. He also serves as a director and officer of certain Broadcom subsidiaries.

Effective June 1, 2006 the businesses comprising our Enterprise Computing Group were combined with those in our Networking Infrastructure Group to form a new Enterprise Networking Group. Ford G. Tamer, Ph.D., previously Senior Vice President & General Manager, Networking Infrastructure Group, was elected to head the combined group as Senior Vice President & General Manager, Enterprise Networking Group. Mr. Tamer joined Broadcom in June 2002. He also serves as a director and officer of certain Broadcom subsidiaries.

On September 19, 2006 William J. Ruehle retired from employment with Broadcom, effective immediately. Prior to his retirement, Mr. Ruehle served as Senior Vice President and Chief Financial Officer. A search was commenced to find his successor as Chief Financial Officer. On September 19, 2006 the Board of Directors elected Bruce E. Kiddoo as Acting Chief Financial Officer and Principal Financial Officer. While serving in that position, Mr. Kiddoo will also continue to serve in his current positions of Vice President, Corporate Controller, and Principal Accounting Officer, and as a director and officer of certain Broadcom subsidiaries. Mr. Kiddoo, 45, joined Broadcom in December 1999.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference.

In addition, on August 2, 2006 our Board of Directors amended and restated its Policy on Stock Ownership by Members of the Board of Directors and Section 16 Officers. Under the amended and restated Policy, each Section 16 Officer as of October 31, 2005 and each director who was serving on the Board as of October 31, 2005 will be required to own at least the following number of shares of Broadcom common stock as of each respective date indicated below and to hold the respective indicated number of shares continuously after that date:

December 31, 2005	1,000 shares
December 31, 2006	2,000 shares
December 31, 2007	3,000 shares
December 31, 2008	4,000 shares
December 31, 2009	5,000 shares

A director or Section 16 Officer first elected to such capacity after October 31, 2005 will be expected to own 1,000 shares of Broadcom common stock by the first anniversary of the date he/she commences service in that capacity, increasing to 2,000 shares by the second anniversary of that date, and thereafter increasing in annual increments of 1,000 shares as of each ensuing anniversary, to a total of 5,000 shares after five years of service in that capacity, and to hold the respective indicated number of shares continuously after each such date.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the Proxy Statement, is hereby incorporated by reference, except as set forth below.

Bonus Plans

On April 27, 2006 the Compensation Committee of our Board of Directors approved the 2006 Performance Bonus Plan, or 2006 Bonus Plan, to provide executive officers and certain other employees with incentive awards based upon the achievement of certain goals relating to Broadcom’s performance and/or upon the achievement of individual performance goals. The Compensation Committee has the exclusive authority to administer the 2006 Bonus Plan.

The 2006 Bonus Plan provides for a target potential bonus pool of $14,000,000, and a maximum bonus pool of $21,000,000, which will be paid to participants in the form of cash. The eligible participants in the 2006 Bonus Plan are our executive officers, other officers, senior managers, and certain other key employees, as recommended by our Chief Executive Officer and approved by the Compensation Committee. The size of the bonus pool will be established based upon the company’s achievement of one or more target objectives tied to the following financial measures of company performance: (i) net revenue, (ii) gross margin, (iii) operating margin, (iv) net income per share, (v) stock price change relative to the stock price performance of certain companies with which we compete and (vi) free cash flow. For the purpose of determining whether the goals in items (ii), (iii), (iv) and (vi) have been met, the Compensation Committee will use numbers reported by Broadcom in accordance with generally accepted accounting principles in the U.S. (“GAAP”), as adjusted for non-cash, non-recurring, extraordinary and certain other items.

On December 20, 2006 the Compensation Committee adopted a supplemental bonus program from which cash bonuses may be paid to individuals, other than Section 16 Officers, who are currently eligible to participate in the 2006 Bonus Plan. As a result of the adoption of the supplemental bonus program, there will be a total combined pool of up to $11.25 million available to award to participating employees under the 2006 Bonus Plan (including Section 16 Officers) and those employees eligible for participation in the supplemental bonus program. Individual awards from the bonus pool will be determined for executive officers, and approved for all other participants, by the Compensation Committee.

We currently anticipate that awards under the 2006 Bonus Plan and supplemental bonus program will be determined and paid in the first quarter of 2007.

Agreement with Andrew J. Pease

Effective June 1, 2006 Andrew J. Pease resigned from his position as Senior Vice President, Global Sales of Broadcom Corporation to pursue other business opportunities. In connection with his resignation, Mr. Pease entered into a Separation Agreement and Release of All Claims, or the Pease Agreement, with Broadcom effective as of that date.

Pursuant to the Pease Agreement, Mr. Pease continued as a full time employee (but not as an officer) of Broadcom until June 30, 2006, or the Termination Date. From the Termination Date, Mr. Pease has served as a consultant to the company and will continue in that capacity through October 28, 2007, or the consulting period, unless such consulting period is terminated earlier: (i) by Broadcom, as a result of Mr. Pease’s violation of certain obligations under the Pease Agreement, or if Mr. Pease renders services to certain competitors of Broadcom without our prior consent, or (ii) by Mr. Pease, upon providing written notice of termination to Broadcom. During his consulting period, Mr. Pease will provide specified consulting services to Broadcom. In return, we will pay Mr. Pease consulting fees at an annual rate of $250,000 from the Termination Date until the earlier of (i) June 30, 2007 or (ii) the effective date of any earlier termination of the consulting period. In addition, Mr. Pease will receive a prorated bonus for 2006 on the date that Broadcom pays bonuses to its other executive officers for 2006, provided that he has not engaged in prohibited employment on or before such date, equal to the product of $100,000 times a fraction, the numerator of which is the number of days in 2006 prior to the Termination Date and the denominator of which is 365.

As a consultant to Broadcom, Mr. Pease will continue to vest in options to purchase shares of our Class A common stock and restricted stock unit awards that remain outstanding and unvested as of the Termination Date. With respect to each such option grant, vesting will continue until the earlier of the last day of the consulting period or the applicable equity vesting date. On the earlier of (i) the effective date of termination of the consulting period, or (ii) October 28, 2007, Mr. Pease will be deemed to have incurred a separation of service from Broadcom for purposes of his then outstanding and vested equity awards, and his vested options will remain exercisable for the period of time following such date provided for in each applicable stock option agreement (generally 90 days). For purposes of the Pease Agreement, the “applicable equity vesting date” means (i) with respect to the options granted to Mr. Pease in December 2003, October 28, 2007, and (ii) with respect to all other outstanding equity awards, June 30, 2007.

Under the Pease Agreement we will also continue to provide Mr. Pease with life insurance and long-term disability insurance on the same terms as offered to other executives from the Termination Date until the earlier of (i) June 30, 2007 or (ii) the effective date of termination of the consulting period. Mr. Pease will also continue to receive company-paid medical, dental and other benefits through June 30, 2008, and will continue to participate in our tax-qualified 401(k) Employee Savings Plan through June 30, 2007, subject to certain conditions and limitations.

Agreement with William J. Ruehle

On September 19, 2006 William J. Ruehle resigned as Senior Vice President and Chief Financial Officer of Broadcom. On December 17, 2006 Broadcom entered into an agreement with Mr. Ruehle, or the Ruehle Agreement, related to his outstanding options to purchase shares of Broadcom’s Class A and Class B common stock.

Pursuant to the Ruehle Agreement, the exercise prices per share for options to purchase a total of 1,335,000 shares of Broadcom’s Class A common stock, with grant dates of November 3, 1998 and August 5, 2002, or the Repriced Options, were increased to avoid any adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended. In addition, pursuant to the Ruehle Agreement all of Mr. Ruehle’s outstanding options to purchase shares of Broadcom’s Class A common stock granted after Broadcom’s initial public offering in April 1998, including the Repriced Options, have been cancelled without any payment by Broadcom. Specifically, options to purchase a total of 1,846,092 shares of Broadcom’s Class A common stock, with grant dates of November 3, 1998, December 24, 2001, August 5, 2002, November 10, 2003, December 7, 2003, February 5, 2005 and May 5, 2006, have been cancelled by Broadcom and ceased to be outstanding on December 19, 2006. The total value of the options cancelled, based on the difference between their original exercise prices per share and $33.59 (the closing price per share of Broadcom Class A common stock on December 15, 2006), was $32,765,808.

Also pursuant to the Ruehle Agreement, Broadcom made a payment to Mr. Ruehle in exchange for and in full satisfaction of his outstanding vested options to purchase 300,000 shares of Broadcom’s Class B common stock that were granted prior to Broadcom’s initial public offering. The total amount paid was $5,195,517, which is the difference between $1.6667 (the option exercise price per share) and $33.59 (the closing price per share of Broadcom Class A common stock on December 15, 2006) for each share of Broadcom Class B common stock underlying the options, less the required withholding taxes of $4,381,473.

The Ruehle Agreement provides that, in the event that we assert any claim against him, including claims presently asserted in the pending shareholder derivative litigations, or the Claims, Mr. Ruehle will be entitled to a credit equal to the value of the options cancelled pursuant to the Ruehle Agreement without consideration, or the Credit, unless otherwise ordered or disapproved by a court, and subject to certain express conditions. The Credit, if issued, will be calculated as the product of the total number of shares of Broadcom Class A common stock underlying the options cancelled without consideration and the difference between the exercise prices of the options cancelled, as amended under the Ruehle Agreement, and $33.59 (the closing price per share of Broadcom Class A common stock on December 15, 2006). Mr. Ruehle has a right to receive the Credit only in the form of an offset against any damages or monetary relief that may be awarded to Broadcom in connection with the Claims, or pursuant to any future settlement of the Claims, and subject to the condition that Mr. Ruehle pay to Broadcom in cash the amount of all applicable federal, state and other withholding taxes due with respect to issuance of the Credit.

Finally, under the Ruehle Agreement, Broadcom is not obligated, and Mr. Ruehle may make no claim against Broadcom, for any liability he may incur pursuant to Section 409A of the Internal Revenue Code. The parties agreed that Mr. Ruehle will not receive any financial assistance from Broadcom or otherwise be made whole to offset the Section 409A or other tax consequences that may arise from the cancellation or termination of his outstanding options or from the payment made to Mr. Ruehle pursuant to the Ruehle Agreement.

Stock Option Amendment Agreements

On December 29, 2006 Broadcom entered into a Stock Option Amendment Agreement, each, an Agreement, with each of David A. Dull, Senior Vice President, Business Affairs, General Counsel and Secretary; Bruce E. Kiddoo, Vice President, Corporate Controller and Acting Chief Financial Officer; and Thomas F. Lagatta, Senior Vice President, Worldwide Sales. The Agreements increased the per share exercise prices previously in effect for the shares of Broadcom Class A common stock purchasable under certain portions of the respective outstanding options held by Messrs. Dull, Kiddoo and Lagatta that are subject to revised APB 25 measurement dates as determined in the equity award review. In each instance, the amended exercise price per share is equal to the closing price per share of the Class A common stock on the Nasdaq National Market on the revised measurement date determined by Broadcom for that option under APB 25. Such increase in the exercise price will also avoid any potential taxation of those options under Section 409A, and any comparable provisions of applicable state tax law, to the extent the options might otherwise be subject to such statutory provisions. The actual exercise price adjustments were as follows:

		Number of	Original	New, Amended
		Affected	Exercise Price	Exercise Price
Name	Grant Date	Option Shares*	(per share)*	(per share)*

David A. Dull	11-03-98	21,996	$13.6355	$20.5000
	11-03-98	10,254	$13.6355	$20.5000
	08-05-02	37,500	$10.4933	$10.6800
	08-05-02	130,000	$10.4933	$10.6800
Bruce E. Kiddoo	07-03-02	3,125	$10.4933	$12.7400
	07-03-02	352	$10.4933	$13.2400
	07-03-02	1,172	$10.4933	$13.0130
Thomas F. Lagatta	07-03-02	19,061	$10.4933	$12.6670
	07-03-02	18,132	$10.4933	$12.6670
	05-19-03	135,939	$13.3333	$16.6070

*	Current number as adjusted for all stock splits and stock dividends on Broadcom common stock.

Except for the increases to the exercise prices per share for the option grants described above, no other terms or provisions of the original option agreements for those options have been modified.

In connection with the exercise price adjustments, Messrs. Kiddoo and Lagatta may become entitled to special payments, in the form of cash or restricted stock units, in January 2008 in the amounts of $10,941 and $525,870, respectively, in certain prescribed circumstances.

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

In addition, in October 2006 Broadcom renewed a corporate sponsorship package with the Anaheim Ducks hockey team and the Honda Center, both of which are under the control of Henry Samueli, our co-founder, Chairman of the Board and Chief Technical Officer. The sponsorship package provided us with advertising space on two dasher boards in the ice rink during the 2006-2007 hockey season. We received a discount of approximately 45% on the regular price of advertising space at the ice arena, and, as a result, paid approximately $85,000 for such space. In addition we received a complimentary ticket package that provided us with several thousand tickets to selected Ducks games for distribution to employees and certain charities selected by our Donations Committee. Broadcom employees were also given the opportunity to purchase available seats to Anaheim Ducks games at a discounted price. The transaction was approved by the Nominating & Corporate Governance Committee of the Board. The Committee members unanimously agreed with disinterested members of senior management that the sponsorship package affords us an appropriate opportunity to increase our name and brand recognition in the Southern California community as well as the opportunity to reward employee contributions and build employee morale.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is hereby incorporated by reference. In addition, through January 19, 2007, Ernst & Young billed us $1.8 million in audit-related fees for professional services rendered in connection with the restatement of our financial statements.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

The following restated consolidated financial statements, and related notes thereto, of Broadcom and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2005 (restated) and 2004 (restated), and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2005 (restated) and 2004 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 (as restated), in conformity with U.S. generally accepted accounting principles.

As described in Note 2, “Restatement of Consolidated Financial Statements,” the Company has restated previously issued financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadcom Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 19, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Orange County, California
January 19, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,437,276	$858,592
Short-term marketable securities	295,402	324,041
Accounts receivable (net of allowance for doubtful accounts of $6,242 in 2005 and $6,900 in 2004)	307,356	205,135
Inventory	194,571	128,294
Prepaid expenses and other current assets	101,271	68,380

Total current assets	2,335,876	1,584,442
Property and equipment, net	96,438	107,160
Long-term marketable securities	142,843	92,918
Goodwill	1,149,602	1,062,188
Purchased intangible assets, net	7,332	17,074
Other assets	20,108	22,057

Total assets	$3,752,199	$2,885,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,069	$171,248
Wages and related benefits	74,709	44,940
Deferred revenue	2,053	3,648
Accrued liabilities	233,663	279,507

Total current liabilities	599,494	499,343
Commitments and contingencies
Long-term liabilities	12,138	22,753
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 800,000
Issued and outstanding shares — 446,812 in 2005 and 409,669 in 2004	44	41
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 77,509 in 2005 and 86,094 in 2004	8	9
Additional paid-in capital	11,474,724	10,975,004
Notes receivable from employees	(4,743)	(7,955)
Deferred compensation	(194,331)	(101,123)
Accumulated deficit	(8,136,243)	(8,503,332)
Accumulated other comprehensive income	1,108	1,099

Total shareholders’ equity	3,140,567	2,363,743

Total liabilities and shareholders’ equity	$3,752,199	$2,885,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net revenue	$2,670,788	$2,400,610	$1,610,095
Cost of revenue	1,267,799	1,196,767	866,359

Gross profit	1,402,989	1,203,843	743,736
Operating expense:
Research and development	681,047	598,697	732,386
Selling, general and administrative	274,260	244,037	259,258
Amortization of purchased intangible assets	4,033	3,703	3,504
Settlement costs	110,000	68,700	194,509
In-process research and development	43,452	63,766	—
Impairment of goodwill and other intangible assets	500	18,000	439,611
Restructuring costs (reversal)	(2,500)	—	2,932
Stock option exchange	—	—	413,161

Income (loss) from operations	292,197	206,940	(1,301,625)
Interest income, net	51,207	15,010	6,828
Other income, net	3,465	7,317	26,053

Income (loss) before income taxes	346,869	229,267	(1,268,744)
Provision (benefit) for income taxes	(20,220)	56,082	25,127

Net income (loss)	$367,089	$173,185	$(1,293,871)

Net income (loss) per share (basic)	$0.72	$0.36	$(2.95)

Net income (loss) per share (diluted)	$0.66	$0.33	$(2.95)

Weighted average shares (basic)	508,467	479,163	438,013

Weighted average shares (diluted)	557,838	523,345	438,013

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above (see Note 9):

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$4,177	$4,776	$44,522
Research and development	68,606	102,253	298,081
Selling, general and administrative	29,232	30,897	69,053
Stock option exchange	—	—	410,381

	$102,015	$137,926	$822,037

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Notes			Accumulated
			Additional	Receivable			Other	Total
	Common Stock		Paid-In	From	Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	Income	Equity
				(In thousands)

Balance at December 31, 2002 (as reported)	416,706	$42	$7,698,385	$(12,847)	$(454,890)	$(5,586,415)	$246	$1,644,521
Adjustments to opening stockholders’ equity	—	—	2,282,204	—	(485,973)	(1,796,231)	—	—

Balance at December 31, 2002 (as restated)	416,706	42	9,980,589	(12,847)	(940,863)	(7,382,646)	246	1,644,521
Acquisitions, net	3,833	1	17,836	—	—	—	—	17,837
Shares issued pursuant to stock awards, net	22,313	2	182,716	—	—	—	—	182,718
Employee stock purchase plan	3,320	—	24,777	—	—	—	—	24,777
Repayment of notes receivable	—	—	—	1,941	—	—	—	1,941
Deferred compensation, net	—	—	7,665	—	(7,665)	—	—	—
Stock-based compensation expense	—	—	7,544	—	464,970	—	—	472,514
Stock option exchange	12,861	1	162,305	—	276,276	—	—	438,582
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(61)	(61)
Reclassification adjustment for net realized gain included in net loss	—	—	—	—	—	—	137	137
Translation adjustments	—	—	—	—	—	—	313	313
Net loss	—	—	—	—	—	(1,293,871)	—	(1,293,871)

Comprehensive loss	—	—	—	—	—	—	—	(1,293,482)

Balance at December 31, 2003 (as restated)	459,033	46	10,383,432	(10,906)	(207,282)	(8,676,517)	635	1,489,408
Acquisitions, net	11,056	1	244,212	(34)	—	—	—	244,179
Shares issued pursuant to stock awards, net	21,855	2	222,313	—	—	—	—	222,315
Employee stock purchase plan	3,819	1	31,007	—	—	—	—	31,008
Tax benefit realized from stock plans	—	—	62,273	—	—	—	—	62,273
Repayment of notes receivable	—	—	—	2,985	—	—	—	2,985
Deferred compensation, net	—	—	31,048	—	(31,048)	—	—	—
Stock-based compensation expense	—	—	719	—	137,207	—	—	137,926
Components of comprehensive income:
Change in net unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Translation adjustments	—	—	—	—	—	—	467	467
Net income	—	—	—	—	—	173,185	—	173,185

Comprehensive income	—	—	—	—	—	—	—	173,649

Balance at December 31, 2004 (as restated)	495,763	50	10,975,004	(7,955)	(101,123)	(8,503,332)	1,099	2,363,743
Acquisitions, net	42	—	172	—	—	—	—	172
Shares issued pursuant to stock awards, net	31,386	3	417,632	—	—	—	—	417,635
Employee stock purchase plan	2,614	—	40,444	—	—	—	—	40,444
Repurchases of Class A common stock	(5,484)	(1)	(153,751)	—	—	—	—	(153,752)
Repayment of notes receivable	—	—	—	3,212	—	—	—	3,212
Deferred compensation, net	—	—	193,536	—	(193,536)	—	—	—
Stock-based compensation expense	—	—	1,687	—	100,328	—	—	102,015
Components of comprehensive income:
Reclassification adjustment for net realized gain included in net income	—	—	—	—	—	—	1	1
Translation adjustments	—	—	—	—	—	—	8	8
Net income	—	—	—	—	—	367,089	—	367,089

Comprehensive income	—	—	—	—	—	—	—	367,098

Balance at December 31, 2005 (as restated)	524,321	$52	$11,474,724	$(4,743)	$(194,331)	$(8,136,243)	$1,108	$3,140,567

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Operating activities
Net income (loss)	$367,089	$173,185	$(1,293,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,413	75,166	70,237
Stock-based compensation expense:
Restricted stock units issued by the Company	35,195	2,790	—
Stock options and restricted stock issued by the Company and assumed in acquisitions	66,820	135,136	383,455
Additional acquisition-related items:
Amortization of purchased intangible assets	15,114	16,524	20,711
In-process research and development	43,452	63,766	—
Impairment of goodwill and intangible assets	500	18,000	439,611
Gain on strategic investments, net	(1,163)	(5,231)	(22,041)
Tax benefit realized from stock plans	—	62,273	—
Non-cash stock option exchange expense	—	—	438,582
Non-cash settlement costs	—	—	88,087
Non-cash restructuring charges	—	—	972
Non-cash development revenue	—	—	(508)
Changes in operating assets and liabilities:
Accounts receivable	(101,412)	23,631	(91,019)
Inventory	(65,234)	(22,310)	(57,554)
Prepaid expenses and other assets	(27,456)	(22,080)	(27,786)
Accounts payable	109,125	(57,186)	50,828
Accrued settlement liabilities	(10,653)	1,933	14,767
Other accrued liabilities	(38,082)	36,241	16,168

Net cash provided by operating activities	446,708	501,838	30,639

Investing activities
Purchases of property and equipment, net	(41,767)	(49,931)	(47,932)
Net cash paid for acquisitions	(111,454)	(74,846)	(5,862)
Purchases of strategic investments	(467)	(3,216)	(2,500)
Proceeds from sales of strategic investments	1,893	5,231	29,152
Purchases of marketable securities	(596,086)	(525,949)	(69,637)
Proceeds from maturities of marketable securities	574,800	144,546	139,288
Proceeds from sale of available for sale marketable securities	—	48,145	—

Net cash provided by (used in) investing activities	(173,081)	(456,020)	42,509

Financing activities
Payments on assumed debt and other obligations	(2,482)	(2,203)	(113,470)
Net proceeds from issuance of common stock	458,079	253,323	207,495
Repurchases of Class A common stock	(153,752)	—	—
Repayment of notes receivable by employees	3,212	2,985	1,941

Net cash provided by financing activities	305,057	254,105	95,966

Increase in cash and cash equivalents	578,684	299,923	169,114
Cash and cash equivalents at beginning of year	858,592	558,669	389,555

Cash and cash equivalents at end of year	$1,437,276	$858,592	$558,669

Supplemental disclosure of cash flow information
Interest paid	$33	$57	$1,019

Income taxes paid	$3,807	$5,234	$8,355

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Summary of Significant Accounting Policies

The Company

Broadcom Corporation (the “Company”) is a global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim unaudited condensed consolidated financial statements included in Note 2 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. In the Company’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in this amended Annual Report on Form 10-K/A.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The preparation of the Company’s restated consolidated financial statements required management to make judgments with respect to the methodologies it selected to calculate the adjustments contained in the Company’s consolidated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions affected the amounts of additional deferred compensation and additional stock-based compensation expense that the Company recorded. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented 99.1%, 99.0% and 98.5% of its total net revenue in 2005, 2004 and 2003, respectively. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of the Company’s sales occur through the efforts of its direct sales force. The Company derived 15.6%, 9.6% and 7.1% of its total net revenue from sales made through distributors in 2005, 2004 and 2003, respectively.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).

In accordance with APB 25, for the year ended December 31, 2005 and prior years, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption. The amount of such deferred compensation per share is equal to the excess of fair market value over the exercise price on such date. The Company records deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2003 through 2005, and all quarters of 2005 and 2004, respectively, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. See Note 2 for a reconciliation of the following restated pro forma illustration.

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net income (loss) — as reported	$367,089	$173,185	$(1,293,871)
Add: Stock-based compensation expense included in net loss — as reported	102,015	118,401	911,096
Deduct: Stock-based compensation expense determined under the fair value method	(563,916)	(900,149)	(1,679,477)

Net loss — pro forma	$(94,812)	$(608,563)	$(2,062,252)

Net income (loss) per share (basic) — as reported	$0.72	$0.36	$(2.95)

Net income (loss) per share (diluted) — as reported	$0.66	$0.33	$(2.95)

Net loss per share (basic and diluted) — pro forma	$(0.19)	$(1.27)	$(4.71)

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Rights
	2005	2004	2003	2005	2004	2003

Expected life (in years)	3.20	4.73	4.00	0.87	1.15	0.99
Volatility	0.40	0.64	0.70	0.38	0.51	0.70
Risk-free interest rate	4.00%	3.40%	2.74%	3.52%	2.35%	1.30%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value (restated)	$7.41	$13.12	$27.96	$6.97	$6.60	$5.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the weighted average fair values of the restricted stock units awarded in 2005 and 2004 were $23.09 and $18.80 per share, respectively, calculated based on the fair market value per share on the respective grant dates.

	Unaudited
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net income (loss) — as reported	$64,369	$(5,234)	$121,210	$186,744
Add: Stock-based compensation expense included in net income (loss) — as reported	15,884	34,402	26,946	24,783
Deduct: Stock-based compensation expense determined under the fair value method	(165,923)	(157,933)	(125,106)	(114,954)

Net income (loss) — pro forma	$(85,670)	$(128,765)	$23,050	$96,573

Net income (loss) per share (basic) — as reported	$0.13	$(0.01)	$0.24	$0.36

Net income (loss) per share (diluted) — as reported	$0.12	$(0.01)	$0.21	$0.32

Net income (loss) per share (basic) — pro forma	$(0.17)	$(0.26)	$0.04	$0.19

Net income (loss) per share (diluted) — pro forma	$(0.17)	$(0.26)	$0.04	$0.17

	Unaudited
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net income — as reported	$25,904	$50,861	$32,106	$64,314
Add: Stock-based compensation expense included in net income — as reported	41,794	34,569	24,084	17,954
Deduct: Stock-based compensation expense determined under the fair value method	(285,549)	(239,962)	(193,844)	(180,794)

Net loss — pro forma	$(217,851)	$(154,532)	$(137,654)	$(98,526)

Net income per share (basic) — as reported	$.06	$0.11	$0.07	$0.13

Net income per share (diluted) — as reported	$.05	$0.10	$0.06	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.47)	$(0.33)	$(0.28)	$(0.20)

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

For purposes of the foregoing pro forma illustration, the fair value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may not be indicative of the actual fair values of the Company’s stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective service periods.

In addition to APB 25 and the disclosure-only alternative of SFAS 123, the Company complied with the provisions of FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future service period. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

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

In December 2004 the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The Company adopted SFAS 123R effective January 1, 2006 the Company adopted SFAS 123R. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on the Company’s reported results of operations, although it should not have a material impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is $770.0 million. Of this amount, $354.8 million, $261.4 million, $127.0 million and $26.8 million is currently estimated to be recorded in 2006, 2007, 2008 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 97% of the total unearned stock-based compensation at December 31, 2005 will be expensed by the end of 2008. As a result of the restatement, the Company increased the amount of its unearned stock-based compensation at December 31, 2005 by $60.0 million, which is included in the $770.0 million amount above. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity awards or assumes unvested securities in connection with any acquisitions, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The Company granted additional employee stock options and restricted stock units in the second quarter of 2006 as part of its regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above.

Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on the Company’s results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as illustrated in the pro forma table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than as an operating cash flow as required under previous literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 related to such excess tax deductions was $62.3 million. No comparable amounts were recorded in 2005 or 2003.

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

Amount Allocated to Deferred Compensation

Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation to stock-based compensation expense over the remaining service periods of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Restatement of Consolidated Financial Statements

Broadcom Corporation recently completed a voluntary review of the Company’s equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options to purchase shares of the Company’s Class A or Class B common stock (“stock options” or “options”) and other equity awards made since the Company’s initial public offering in April 1998, was directed by the Audit Committee of the Board of Directors. The voluntary review consisted of two components: (1) an equity award review to determine whether the Company used appropriate measurement dates for option grants and other equity awards made under its extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of the Company’s Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and the Company has recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, the Company’s audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and the Company’s unaudited quarterly financial information for interim periods of 2005 and 2004 have been restated. In addition, the Company has restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. The adjustments did not affect the Company’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Adjustments to Measurement Dates

During the course of the equity award review, Broadcom identified three reasons that led to the determination that 81 grant dates failed to meet the measurement date criteria of APB 25. None of the grants requiring measurement date adjustments was made to the Company’s co-founders or any current or former member of its Board of Directors. For some of the 81 grant dates, more than one reason applied; as a result, the grant date numbers detailed below will not total 81 grant dates. The three reasons are:

•	No Contemporaneous Documentation. The review identified 68 grant dates for which Broadcom has been unable to locate contemporaneous documentation (beyond the “as of” dated unanimous written consents) confirming that a committee meeting occurred on the indicated grant date. The Company presumed each grant date did not meet the measurement date criteria of APB 25 unless it could locate contemporaneous documentation confirming both that (1) a meeting occurred on the grant date and (2) the identification of employee-recipients and grant amounts were finalized by the grant date. The affected awards on these 68 grant dates involved 10,529 option grants covering 108.9 million shares. Of the options to purchase 108.9 million shares, options to purchase 0.4 million shares were granted to executive officers as defined under Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16 Officers”) and options to purchase 108.5 million shares were granted to other employees. Among the 68 grant dates were three grant dates on which options were granted at times when the closing price of Broadcom’s Class A common stock was at or near the lowest price experienced during the applicable quarter or year. The three grant dates involved 1,128 option grants covering 12.5 million shares, none of which were granted to Section 16 Officers. Adjustments to the APB 25 measurement dates for the grants covered by the 68 grant dates resulted in the recording of additional deferred compensation of $1.037 billion.

•	Date Selection. For 18 grant dates, the review identified documents and/or unusual pricing procedures that indicated that the grant date for some options was selected after the date indicated on the unanimous written consent documenting the approval of those options. The affected awards on these 18 grant dates involved 6,205 option grants covering 90.3 million shares. Of the options to purchase 90.3 million shares, options to purchase 5.1 million shares were granted to Section 16 Officers and options to purchase 85.2 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $904.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Subsequent Allocation. In 1998, 2000, 2001 and 2002, the Company made large, broad-based grants of options to a substantial percentage (as high as 90%) of its employees. With respect to two of the broad-based grant dates, the review determined that the Company had not completed allocations of options to individual employees by the time the grant date was selected by the Equity Award or Compensation Committee. The affected awards on these two grant dates involved 4,271 option grants covering 33.7 million shares. Of the options to purchase 33.7 million shares, options to purchase 0.8 million shares were granted to Section 16 Officers and options to purchase 32.9 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional deferred compensation of $677.8 million.

The equity award review also revealed that, with respect to 14 of the grant dates discussed above, the Equity Award Committee awarded options but the Company intentionally did not notify some of the employee-recipients of such option grants for extended periods. The Company believes that notification is not an explicit criterion required by APB 25 to establish a measurement date. However, SFAS 123, if applicable, requires that there be a mutual understanding between the company and employee-recipient of the terms and conditions of option awards for there to be a grant date, and APB 25 indicates that the measurement date generally is on or after the grant date. Accordingly, the Company decided that for these 14 grant dates, the date of notification to the affected employees represented the best approximation of the appropriate measurement date under APB 25. The affected awards on these 14 grant dates involved 608 option grants covering 13.1 million shares. Of the options to purchase 13.1 million shares, options to purchase 1.3 million shares were granted to Section 16 Officers and options to purchase 11.8 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of deferred compensation of $251.1 million, included in the amounts above.

Other Adjustments

In addition, during the course of the equity award review, the Company identified some instances in which adjustments to deferred compensation were required that were not related to changes in measurement dates, as follows:

•	Grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees. To correctly account for these grants in accordance with SFAS 123, the Company recorded $33.8 million in additional deferred compensation during 1998 through 2002.

•	Some grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment. To correctly account for these grants in accordance with APB 25 and SFAS 123, the Company recorded $12.1 million in additional deferred compensation during 1998 through 2002.

•	With respect to 17 option grants, modifications were made to employee stock options that were not accounted for in accordance with APB 25. The modifications included the acceleration of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees. Broadcom recorded $9.5 million in additional deferred compensation, principally in 2001 through 2003, to properly account for these modifications.

In addition, other stock-based compensation expense previously recorded in prior periods was adjusted in connection with the restatement. In connection with the termination of some employees, Broadcom recorded stock-based compensation expense resulting from the extension of the post-service exercise period for vested stock options and for acceleration of the vesting period of stock options. These modifications were accounted for correctly pursuant to APB 25. However, as a result of other adjustments made in Broadcom’s restatement, the previously-recorded deferred compensation was reduced by $3.1 million.

Related Tax Adjustments

In the Company’s restatements for 1998, 1999, and 2000, the Company recorded income tax benefits of $3.7 million, $26.7 million, and $167.8 million, respectively, with respect to additional stock-based compensation relating to U.S. based income. At December 31, 2000 the Company had additional deferred tax assets of $174.1 million for additional stock-based compensation expense related to outstanding and unexercised stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options because the Company believed such amounts would more likely than not be realized given its expected future income from ordinary and recurring operations and tax planning strategies. No tax benefits were recorded for additional stock-based compensation expense recorded during 2001 as such amounts were offset by a valuation allowance because the Company did not believe such additional deferred tax assets were more likely than not to be realized. At December 31, 2002 the Company concluded that a full valuation allowance against its deferred tax assets was appropriate as a result of its cumulative losses as of December 31, 2002, which caused a presumption that any deferred tax assets would be difficult to realize, and reversed the $174.1 million recorded in 2000, thereby increasing the Company’s 2002 income tax expense by $174.1 million and eliminating all previously recorded deferred tax assets. The Company recorded an income tax benefit of $19.5 million in 2004 related to income tax benefits realized from employee stock option exercises in 2004 that reduced the Company’s tax liabilities. Prior to the restatement, such income tax benefits were credited to additional paid-in capital because there was no associated stock-based compensation expense on such employee stock options. No income tax benefits were recorded for additional stock-based compensation expense in 2003 and 2005 because of the Company’s domestic tax losses prior to deductions related to employee stock options.

As a result, the cumulative net income tax benefit the Company recorded through December 31, 2005 was $43.5 million. The Company also recorded other non-income tax adjustments of $4.9 million, resulting in total related tax adjustments of $38.7 million.

Financial Impact of the Company’s Equity Award Review

The $2.672 billion total of the amounts shown above represents the aggregate gross additional deferred compensation that the Company recorded for the years 1998 through 2005 as a result of its equity award review. This amount does not reflect the elimination of $396.4 million in deferred compensation due to subsequent forfeitures related to employee terminations. In addition, the remaining amount of deferred compensation totaling $16.1 million at December 31, 2005 was eliminated in accordance with the provisions of SFAS 123R, which the Company adopted effective January 1, 2006. After such reductions, the Company recorded net additional stock-based compensation expense of $2.259 billion for the years 1998 through 2005 in connection with its equity award review. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. The adjustments did not affect the Company’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Restatement of the Company’s Consolidated Financial Statements

As a result of the findings of its equity award review, Broadcom’s consolidated financial statements for the three years ended December 31, 2005 have been restated. The restated consolidated financial statements include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X. The Company also recorded additional stock-based compensation expense and associated tax adjustments affecting the Company’s previously-reported financial statements for 1998 through 2002, the effects of which are summarized in cumulative adjustments to its additional paid-in capital, deferred compensation and accumulated deficit accounts as of December 31, 2002 in the amounts of $2.282 billion, $486.0 million and $1.796 billion, respectively. See the Consolidated Statements of Shareholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the additional deferred compensation recorded on an annual basis as a result of the equity award review, categorized by each of the three reasons that led to the determination that particular option grants failed to meet the measurement date criteria of APB 25, together with the other adjustments made that were not related to changes in measurement dates:

						Cumulative				Cumulative
						Amount				Amount
	Years Ended December 31,					December 31,	Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002	2003	2004	2005	2005
	(In thousands)

Additional Deferred Compensation Recorded
No contemporaneous documentation	$19,984	$119,342	$572,114	$234,552	$77,057	$1,023,049	$14,015	$—	$—	$1,037,064
Date selection	—	226,198	442,993	45,013	178,341	892,545	11,936	—	—	904,481
Subsequent allocation	—	—	619,356	—	58,421	677,777	—	—	—	677,777
Other adjustments(a)	18,916	11,182	13,513	6,944	4,770	55,325	(3,150)	79	16	52,270

	$38,900	$356,722	$1,647,976	$286,509	$318,589	$2,648,696	$22,801	$79	$16	$2,671,592

(a)	Represents the following adjustments to deferred compensation that were not directly related to changes in measurement dates: 1) grants to consultants; 2) grants related to incorrect commencement dates of employment; 3) modifications to the stock options of terminated employees reflecting either acceleration of the vesting period of such options or the extension of the post-service exercise period of vested stock options; and 4) additional adjustments for modifications that were previously accounted for correctly but that required additional adjustment due to revised measurement dates.

     The following table summarizes the activity in additional deferred compensation as well as additional stock-based compensation expense and related tax adjustments on an annual basis. This table does not include previously-recorded activity in deferred compensation or stock-based compensation expense.

						Cumulative					Cumulative
						Adjustment					Adjustment
	Years Ended December 31,					December 31,		Years Ended December 31,			December 31,
	1998	1999	2000	2001	2002	2002		2003	2004	2005	2005
	(In thousands)

Activity in Additional Deferred Compensation
Additional deferred compensation
— beginning balance	$—	$27,010	$304,443	$1,473,122	$692,689	$—		$485,973	$129,666	$60,422	$—
Additional deferred compensation recorded	38,900	356,722	1,647,976	286,509	318,589	2,648,696	(b)	22,801	79	16	2,671,592
Additional stock-based compensation expense amortization	(11,770)	(74,927)	(442,326)	(347,283)	(374,337)	(1,250,643)		(112,967)	(63,239)	(42,011)	(1,468,860)
Acceleration of additional stock-based compensation expense(a)	—	—	—	(569,596)	—	(569,596)		(220,642)	—	—	(790,238)
Elimination due to employee terminations	(120)	(4,362)	(36,971)	(150,063)	(150,968)	(342,484	)(b)	(45,499)	(6,084)	(2,313)	(396,380)

Additional deferred compensation
— ending balance	$27,010	$304,443	$1,473,122	$692,689	$485,973	$485,973	(c)	$129,666	$60,422	$16,114	$16,114 (e)

Additional Stock-Based Compensation Expense and Related Tax Adjustments
Additional stock-based compensation expense	$11,770	$74,927	$442,326	$916,879	$374,337	$1,820,239		$333,609	$63,239	$42,011	$2,259,098
Other tax adjustments	—	—	—	—	—	—		397	1,846	2,629	4,872

Additional operating expenses	11,770	74,927	442,326	916,879	374,337	1,820,239		334,006	65,085	44,640	2,263,970
Income tax expense (benefit)	(3,664)	(26,686)	(167,771)	—	174,113	(24,008	)(b)	—	(19,525)	—	(43,533)

Net adjustment	$8,106	$48,241	$274,555	$916,879	$548,450	$1,796,231	(d)	$334,006	$45,560	$44,640	$2,220,437

(a)	Acceleration resulting from our 2001 and 2003 stock option exchanges — See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
(b)	The total of $2,282,204 represents the cumulative adjustment to additional paid-in capital at December 31, 2002.
(c)	Represents the cumulative adjustment to deferred compensation at December 31, 2002.
(d)	Represents the cumulative adjustment to accumulated deficit at December 31, 2002.
(e)	In accordance with the provisions of SFAS 123R, all remaining recorded deferred compensation was eliminated effective January 1, 2006 with a corresponding reduction in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Consolidated Financial Statements

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for the three years ended December 31, 2005:

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR 2005, 2004 AND 2003
(In thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net revenue	$2,670,788	$—	$2,670,788	$2,400,610	$—	$2,400,610	$1,610,095	$—	$1,610,095
Cost of revenue	1,265,223	2,576	1,267,799	1,193,294	3,473	1,196,767	839,776	26,583	866,359

Gross profit	1,405,565	(2,576)	1,402,989	1,207,316	(3,473)	1,203,843	770,319	(26,583)	743,736
Operating expense:
Research and development	650,628	30,419	681,047	553,686	45,011	598,697	653,355	79,031	732,386
Selling, general and administrative	262,615	11,645	274,260	227,436	16,601	244,037	234,761	24,497	259,258
Amortization of purchased intangible assets	4,033	—	4,033	3,703	—	3,703	3,504	—	3,504
Settlement costs	110,000	—	110,000	68,700	—	68,700	194,509	—	194,509
In-process research and development	43,452	—	43,452	63,766	—	63,766	—	—	—
Impairment of goodwill and other intangible assets	500	—	500	18,000	—	18,000	439,611	—	439,611
Restructuring costs (reversal)	(2,500)	—	(2,500)	—	—	—	2,932	—	2,932
Stock option exchange	—	—	—	—	—	—	209,266	203,895	413,161

Income (loss) from operations	336,837	(44,640)	292,197	272,025	(65,085)	206,940	(967,619)	(334,006)	(1,301,625)
Interest income, net	51,207	—	51,207	15,010	—	15,010	6,828	—	6,828
Other income, net	3,465	—	3,465	7,317	—	7,317	26,053	—	26,053

Income (loss) before income taxes	391,509	(44,640)	346,869	294,352	(65,085)	229,267	(934,738)	(334,006)	(1,268,744)
Provision (benefit) for income taxes	(20,220)	—	(20,220)	75,607	(19,525)	56,082	25,127	—	25,127

Net income (loss)	$411,729	$(44,640)	$367,089	$218,745	$(45,560)	$173,185	$(959,865)	$(334,006)	$(1,293,871)

Net income (loss) per share (basic)	$0.81	$(0.09)	$0.72	$0.46	$(0.10)	$0.36	$(2.19)	$(0.76)	$(2.95)

Net income (loss) per share (diluted)	$0.73	$(0.07)	$0.66	$0.42	$(0.09)	$0.33	$(2.19)	$(0.76)	$(2.95)

Weighted average shares (basic)	508,467	—	508,467	479,163	—	479,163	438,013	—	438,013

Weighted average shares (diluted)	560,946	(3,108)	557,838	523,556	(211)	523,345	438,013	—	438,013

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$1,746	$2,431	$4,177	$1,367	$3,409	$4,776	$17,982	$26,540	$44,522
Research and development	40,569	28,037	68,606	58,611	43,642	102,253	219,337	78,744	298,081
Selling, general and administrative	17,689	11,543	29,232	14,709	16,188	30,897	44,623	24,430	69,053
Stock option exchange	—	—	—	—	—	—	206,486	203,895	410,381

	$60,004	$42,011	$102,015	$74,687	$63,239	$137,926	$488,428	$333,609	$822,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheets as of December 31, 2005 and 2004:

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS FOR 2005 AND 2004
(In thousands)

	December 31, 2005			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,437,276	$—	$1,437,276	$858,592	$—	$858,592
Short-term marketable securities	295,402	—	295,402	324,041	—	324,041
Accounts receivable, net	307,356	—	307,356	205,135	—	205,135
Inventory	194,571	—	194,571	128,294	—	128,294
Prepaid expenses and other current assets	101,271	—	101,271	68,380	—	68,380

Total current assets	2,335,876	—	2,335,876	1,584,442	—	1,584,442
Property and equipment, net	96,438	—	96,438	107,160	—	107,160
Long-term marketable securities	142,843	—	142,843	92,918	—	92,918
Goodwill	1,149,602	—	1,149,602	1,062,188	—	1,062,188
Purchased intangible assets, net	7,332	—	7,332	17,074	—	17,074
Other assets	20,108	—	20,108	22,057	—	22,057

Total assets	$3,752,199	$—	$3,752,199	$2,885,839	$—	$2,885,839

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$289,069	$—	$289,069	$171,248	$—	$171,248
Wages and related benefits	69,837	4,872	74,709	42,697	2,243	44,940
Deferred revenue	2,053	—	2,053	3,648	—	3,648
Accrued liabilities	233,663	—	233,663	279,507	—	279,507

Total current liabilities	594,622	4,872	599,494	497,100	2,243	499,343
Commitments and contingencies
Long-term liabilities	12,138	—	12,138	22,753	—	22,753
Shareholders’ equity:
Class A common stock	44	—	44	41	—	41
Class B common stock	8	—	8	9	—	9
Additional paid-in capital	9,243,045	2,231,679	11,474,724	8,741,028	2,233,976	10,975,004
Notes receivable from employees	(4,743)	—	(4,743)	(7,955)	—	(7,955)
Deferred compensation	(178,217)	(16,114)	(194,331)	(40,701)	(60,422)	(101,123)
Accumulated deficit	(5,915,806)	(2,220,437)	(8,136,243)	(6,327,535)	(2,175,797)	(8,503,332)
Accumulated other comprehensive income	1,108	—	1,108	1,099	—	1,099

Total shareholders’ equity	3,145,439	(4,872)	3,140,567	2,365,986	(2,243)	2,363,743

Total liabilities and shareholders’ equity	$3,752,199	$—	$3,752,199	$2,885,839	$—	$2,885,839

The impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheets was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $0.4 million in 2003. There were no changes in wages and related benefits and total shareholders’ equity prior to 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited quarterly information set forth below has been restated from previously-reported information filed on Form 10-Q and Form 10-K for all quarters of 2005 and 2004:

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005 AND 2004

	Three Months Ended						Three Months Ended
	March 31,	June 30,	September 30,		December 31,		March 31,	June 30,	September 30,		December 31,
	2005	2005	2005		2005		2004	2004	2004		2004
	(Restated)	(Restated)	(Restated)		(Restated)
	(In thousands, except per share data)
							(Restated)	(Restated)	(Restated)		(Restated)
							(In thousands, except per share data)
Consolidated Statements of Operations
Net revenue	$550,345	$604,861	$694,977		$820,605		$573,406	$641,299	$646,515		$539,390
Cost of revenue	266,819	284,092	327,742		389,146		284,404	318,410	322,887		271,066

Gross profit	283,526	320,769	367,235		431,459		289,002	322,889	323,628		268,324
Operating expense:
Research and development	154,584	161,991	178,612		185,860		156,185	155,886	144,193		142,433
Selling, general and administrative	62,048	64,899	72,218		75,095		60,071	62,538	60,483		60,945
Amortization of purchased intangible assets	912	1,040	1,040		1,041		—	831	1,296		1,576
Settlement costs	—	110,000	—		—		19,000	13,500	35,700		500
In-process research and development	6,652	—	35,000		1,800		2,260	24,244	37,262		—
Impairment of goodwill and other intangible assets	—	—	—		500		18,000	—	—		—
Restructuring costs (reversal)	—	—	(2,500)		—		—	—	—		—

Income (loss) from operations	59,330	(17,161)	82,865		167,163		33,486	65,890	44,694		62,870
Interest income, net	7,958	10,678	14,317		18,254		1,903	2,714	4,365		6,028
Other income (expense), net	98	679	2,580	(a)	108		(992)	592	6,952	(d)	765

Income (loss) before income taxes	67,386	(5,804)	99,762		185,525		34,397	69,196	56,011		69,663
Provision (benefit) for income taxes	3,017	(570)	(21,448	)(b)	(1,219	)(c)	8,493	18,335	23,905		5,349	(e)

Net income (loss)	$64,369	$(5,234)	$121,210		$186,744		$25,904	$50,861	$32,106		$64,314

Net income (loss) per share (basic)	$0.13	$(0.01)	$0.24		$0.36		$0.06	$0.11	$0.07		$0.13

Net income (loss) per share (diluted)	$0.12	$(0.01)	$0.21		$0.32		$0.05	$0.10	$0.06		$0.12

Weighted average shares (basic)	497,206	502,353	512,773		521,535		463,529	475,037	483,812		494,273

Weighted average shares (diluted)	534,340	502,353	570,860		581,575		513,699	528,401	520,878		530,467

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data
Cost of revenue	$1,059	$1,007	$1,074		$1,037		$1,573	$1,500	$842		$861
Research and development	15,537	17,872	18,534		16,663		36,796	30,435	20,105		14,917
Selling, general and administrative	7,543	7,268	7,338		7,083		7,843	6,884	6,694		9,476

	$24,139	$26,147	$26,946		$24,783		$46,212	$38,819	$27,641		$25,254

(a)	Includes gain on strategic investments of $1.2 million.

(b)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $25.9 million.

(c)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $3.4 million.

(d)	Includes net gain on strategic investments of $5.2 million.

(e)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $21.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The quarterly consolidated balance sheets set forth below have been restated from previously-reported information filed in our quarterly and annual reports on Forms 10-Q and Form 10-K for all quarters of 2005 and 2004:

UNAUDITED CONSOLIDATED BALANCE SHEETS FOR INTERIM PERIODS OF 2005 AND 2004
(In thousands)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$974,915	$1,013,568	$1,135,121	$1,437,276	$611,752	$719,022	$779,513	$858,592
Short-term marketable securities	310,123	390,590	424,320	295,402	81,207	124,760	233,195	324,041
Accounts receivable, net	208,096	243,791	275,397	307,356	234,210	277,854	278,800	205,135
Inventory	108,951	134,065	163,322	194,571	145,235	207,598	177,532	128,294
Prepaid expenses and other current assets	68,132	71,499	109,715	101,271	86,480	64,564	55,130	68,380

Total current assets	1,670,217	1,853,513	2,107,875	2,335,876	1,158,884	1,393,798	1,524,170	1,584,442
Property and equipment, net	101,219	93,330	92,603	96,438	128,776	121,244	113,353	107,160
Long-term marketable securities	135,208	142,845	145,897	142,843	72,715	88,967	92,264	92,918
Goodwill	1,083,563	1,083,385	1,131,941	1,149,602	829,200	907,361	1,062,288	1,062,188
Purchased intangible assets, net	19,244	14,960	11,146	7,332	7,005	22,476	22,243	17,074
Other assets	20,035	30,167	21,065	20,108	17,356	11,335	8,350	22,057

Total assets	$3,029,486	$3,218,200	$3,510,527	$3,752,199	$2,213,936	$2,545,181	$2,822,668	$2,885,839

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$198,463	$218,574	$278,216	$289,069	$231,067	$270,117	$216,099	$171,248
Wages and related benefits	61,358	52,540	78,841	74,709	45,004	45,964	56,078	44,940
Deferred revenue	4,703	1,830	1,742	2,053	1,288	3,106	2,898	3,648
Accrued liabilities	264,958	372,784	296,108	233,663	275,381	273,423	304,509	279,507

Total current liabilities	529,482	645,728	654,907	599,494	552,740	592,610	579,584	499,343
Commitments and contingencies
Long-term liabilities	19,511	18,035	13,046	12,138	27,757	27,608	25,015	22,753
Shareholders’ equity:
Common stock	50	50	52	52	46	48	49	50
Additional paid-in capital	11,116,835	11,190,372	11,356,800	11,474,724	10,450,987	10,664,704	10,918,817	10,975,004
Notes receivable from employees	(7,902)	(7,831)	(5,861)	(4,743)	(9,713)	(8,322)	(8,056)	(7,955)
Deferred compensation	(190,589)	(185,023)	(186,720)	(194,331)	(158,018)	(132,227)	(125,773)	(101,123)
Accumulated deficit	(8,438,963)	(8,444,197)	(8,322,987)	(8,136,243)	(8,650,613)	(8,599,752)	(8,567,646)	(8,503,332)
Accumulated other comprehensive income	1,062	1,066	1,290	1,108	750	512	678	1,099

Total shareholders’ equity	2,480,493	2,554,437	2,842,574	3,140,567	1,633,439	1,924,963	2,218,069	2,363,743

Total liabilities and shareholders’ equity	$3,029,486	$3,218,200	$3,510,527	$3,752,199	$2,213,936	$2,545,181	$2,822,668	$2,885,839

The cumulative impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheet at December 31, 2005 and 2004 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for all quarters of 2005 and 2004:

UNAUDITED RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005
(In thousands, except per share data)

	Three Months Ended
	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net revenue	$550,345	$—	$550,345	$604,861	$—	$604,861	$694,977	$—	$694,977	$820,605	$—	$820,605
Cost of revenue	266,116	703	266,819	283,455	637	284,092	327,079	663	327,742	388,573	573	389,146

Gross profit	284,229	(703)	283,526	321,406	(637)	320,769	367,898	(663)	367,235	432,032	(573)	431,459
Operating expense:
Research and development	145,870	8,714	154,584	153,634	8,357	161,991	170,655	7,957	178,612	180,469	5,391	185,860
Selling, general and administrative	58,397	3,651	62,048	61,853	3,046	64,899	69,392	2,826	72,218	72,973	2,122	75,095
Amortization of purchased intangible assets	912	—	912	1,040	—	1,040	1,040	—	1,040	1,041	—	1,041
Settlement costs	—	—	—	110,000	—	110,000
In-process research and development	6,652	—	6,652	—	—	—	35,000	—	35,000	1,800	—	1,800
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	—	—	—	500	—	500
Restructuring costs (reversal)	—	—	—	—	—	—	(2,500)	—	(2,500)	—	—	—

Income (loss) from operations	72,398	(13,068)	59,330	(5,121)	(12,040)	(17,161)	94,311	(11,446)	82,865	175,249	(8,086)	167,163
Interest income, net	7,958	—	7,958	10,678	—	10,678	14,317	—	14,317	18,254	—	18,254
Other income, net	98	—	98	679	—	679	2,580	—	2,580	108	—	108

Income (loss) before income taxes	80,454	(13,068)	67,386	6,236	(12,040)	(5,804)	111,208	(11,446)	99,762	193,611	(8,086)	185,525
Provision (benefit) for income taxes	11,272	(8,255)	3,017	(8,825)	8,255	(570)	(21,448)	—	(21,448)	(1,219)	—	(1,219)

Net income (loss)	$69,182	$(4,813)	$64,369	$15,061	$(20,295)	$(5,234)	$132,656	$(11,446)	$121,210	$194,830	$(8,086)	$186,744

Net income (loss) per share (basic)	$0.14	$(0.01)	$0.13	$0.03	$(0.04)	$(0.01)	$0.26	$(0.02)	$0.24	$0.37	$(0.01)	$0.36

Net income (loss) per share (diluted)	$0.13	$(0.01)	$0.12	$0.03	$(0.04)	$(0.01)	$0.23	$(0.02)	$0.21	$0.33	$(0.01)	$0.32

Weighted average shares (basic)	497,206	—	497,206	502,353	—	502,353	512,773	—	512,773	521,535	—	521,535

Weighted average shares (diluted)	537,138	(2,798)	534,340	544,796	(42,443)	502,353	575,512	(4,652)	570,860	586,340	(4,765)	581,575

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statement of operations data above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$368	$691	$1,059	$394	$613	$1,007	$471	$603	$1,074	$513	$524	$1,037
Research and development	7,025	8,512	15,537	9,915	7,957	17,872	11,559	6,975	18,534	12,070	4,593	16,663
Selling, general and administrative	3,901	3,642	7,543	4,239	3,029	7,268	4,554	2,784	7,338	4,995	2,088	7,083

	$11,294	$12,845	$24,139	$14,548	$11,599	$26,147	$16,584	$10,362	$26,946	$17,578	$7,205	$24,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2004
(In thousands, except per share data)

	Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Consolidated Statements of Operations
Net revenue	$573,406	$—	$573,406	$641,299	$—	$641,299	$646,515	$—	$646,515	$539,390	$—	$539,390
Cost of revenue	283,481	923	284,404	317,479	931	318,410	322,039	848	322,887	270,295	771	271,066

Gross profit	289,925	(923)	289,002	323,820	(931)	322,889	324,476	(848)	323,628	269,095	(771)	268,324
Operating expense:
Research and development	143,005	13,180	156,185	143,886	12,000	155,886	133,795	10,398	144,193	133,000	9,433	142,433
Selling, general and administrative	55,796	4,275	60,071	58,241	4,297	62,538	56,377	4,106	60,483	57,022	3,923	60,945
Amortization of purchased intangible assets	—	—	—	831	—	831	1,296	—	1,296	1,576	—	1,576
Settlement costs	19,000	—	19,000	13,500	—	13,500	35,700	—	35,700	500	—	500
In-process research and development	2,260	—	2,260	24,244	—	24,244	37,262	—	37,262	—	—	—
Impairment of goodwill and other intangible assets	18,000	—	18,000	—	—	——	—	—	—	—	—	—

Income from operations	51,864	(18,378)	33,486	83,118	(17,228)	65,890	60,046	(15,352)	44,694	76,997	(14,127)	62,870
Interest income, net	1,903	—	1,903	2,714	—	2,714	4,365	—	4,365	6,028	—	6,028
Other income (expense), net	(992)	—	(992)	592	—	592	6,952	—	6,952	765	—	765

Income before income taxes	52,775	(18,378)	34,397	86,424	(17,228)	69,196	71,363	(15,352)	56,011	83,790	(14,127)	69,663
Provision for income taxes	12,911	(4,418)	8,493	22,585	(4,250)	18,335	27,462	(3,557)	23,905	12,649	(7,300)	5,349

Net income	$39,864	$(13,960)	$25,904	$63,839	$(12,978)	$50,861	$43,901	$(11,795)	$32,106	$71,141	$(6,827)	$64,314

Net income per share (basic)	$0.09	$(0.03)	$0.06	$0.13	$(0.02)	$0.11	$0.09	$(0.02)	$0.07	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.08	$(0.03)	$0.05	$0.12	$(0.02)	$0.10	$0.08	$(0.02)	$0.06	$0.13	$(0.01)	$0.12

Weighted average shares (basic)	463,529	—	463,529	475,037	—	475,037	483,812	—	483,812	494,273	—	494,273

Weighted average shares (diluted)	513,897	(198)	513,699	528,539	(138)	528,401	521,084	(206)	520,878	530,704	(237)	530,467

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$671	$902	$1,573	$600	$900	$1,500	$1	$841	$842	$95	$766	$861
Research and development	24,056	12,740	36,796	19,104	11,331	30,435	9,860	10,245	20,105	5,591	9,326	14,917
Selling, general and administrative	3,701	4,142	7,843	2,789	4,095	6,884	2,634	4,060	6,694	5,585	3,891	9,476

	$28,428	$17,784	$46,212	$22,493	$16,326	$38,819	$12,495	$15,146	$27,641	$11,271	$13,983	$25,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense Computed in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2003 through 2005, and all quarters of 2005 and 2004, respectively, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of the applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma information illustrations for the stated periods:

RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR 2005, 2004 AND 2003
(In thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported(1)	Adjustments	As Restated(1)
Net income	$411,729	$(44,640)	$367,089	$218,745	$(45,560)	$173,185	$(959,865)	$(334,006)	$(1,293,871)
Add: Stock-based compensation expense included in net income	60,004	42,011	102,015	74,687	43,714	118,401	577,487	333,609	911,096
Deduct: Stock-based compensation expense determined under the fair value method	(452,257)	(111,659)	(563,916)	(676,864)	(223,285)	(900,149)	(1,025,896)	(653,581)	(1,679,477)

Net income (loss) — pro forma	$19,476	$(114,288)	$(94,812)	$(383,432)	$(225,131)	$(608,563)	$(1,408,274)	$(653,978)	$(2,062,252)

Net income per share (basic)	$0.81	$(0.09)	$0.72	$0.46	$(0.10)	$0.36	$(2.19)	$(0.76)	$(2.95)

Net income per share (diluted)	$0.73	$(0.07)	$0.66	$0.42	$(0.09)	$0.33	$(2.19)	$(0.76)	$(2.95)

Net income (loss) per share (basic) — pro forma	$0.04	$(0.23)	$(0.19)	$(0.80)	$(0.47)	$(1.27)	$(3.22)	$(1.49)	$(4.71)

Net income (loss) per share (diluted) — pro forma	$0.03	$(0.22)	$(0.19)	$(0.80)	$(0.47)	$(1.27)	$(3.22)	$(1.49)	$(4.71)

(1)	Includes stock-based compensation expense related to settlement costs and restructuring costs of $88.1 million and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR INTERIM PERIODS OF 2005 AND 2004
(In thousands, except per share data)

	Three Months Ended
	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net income (loss)	$69,182	$(4,813)	$64,369	$15,061	$(20,295)	$(5,234)	$132,656	$(11,446)	$121,210	$194,830	$(8,086)	$186,744
Add: Stock-based compensation expense included in net income (loss)	11,294	4,590	15,884	14,548	19,854	34,402	16,584	10,362	26,946	17,578	7,205	24,783
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)	(23,919)	(165,923)	(108,565)	(49,368)	(157,933)	(104,949)	(20,157)	(125,106)	(96,739)	(18,215)	(114,954)

Net loss — pro forma	$(61,528)	$(24,142)	$(85,670)	$(78,956)	$(49,809)	$(128,765)	$44,291	$(21,241)	$23,050	$115,669	$(19,096)	$96,573

Net income (loss) per share (basic)	$0.14	$(0.01)	$0.13	$0.03	$(0.04)	$(0.01)	$0.26	$(0.02)	$0.24	$0.37	$(0.01)	$0.36

Net income (loss) per share (diluted)	$0.13	$(0.01)	$0.12	$0.03	$(0.04)	$(0.01)	$0.23	$(0.02)	$0.21	$0.33	$(0.01)	$0.32

Net income (loss) per share (basic) — pro forma	$(0.12)	$(0.05)	$(0.17)	$(0.16)	$(0.10)	$(0.26)	$0.09	$(0.05)	$0.04	$0.22	$(0.03)	$0.19

Net income (loss) per share (diluted) — pro forma	$(0.12)	$(0.05)	$(0.17)	$(0.16)	$(0.10)	$(0.26)	$0.08	$(0.04)	$0.04	$0.20	$(0.03)	$0.17

	Three Months Ended						Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004			December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net income	$39,864	$(13,960)	$25,904	$63,839	$(12,978)	$50,861	$43,901	$(11,795)	$32,106	$71,141	$(6,827)	$64,314
Add: Stock-based compensation expense included in net income	28,428	13,366	41,794	22,493	12,076	34,569	12,495	11,589	24,084	11,271	6,683	17,954
Deduct: Stock-based compensation expense determined under the fair value method	(213,451)	(72,098)	(285,549)	(172,483)	(67,479)	(239,962)	(159,607)	(34,237)	(193,844)	(131,323)	(49,471)	(180,794)

Net loss — pro forma	$(145,159)	$(72,692)	$(217,851)	$(86,151)	$(68,381)	$(154,532)	$(103,211)	$(34,443)	$(137,654)	$(48,911)	$(49,615)	$(98,526)

Net income per share (basic)	$0.09	$(0.03)	$0.06	$0.13	$(0.02)	$0.11	$0.09	$(0.02)	$0.07	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.08	$(0.03)	$0.05	$0.12	$(0.02)	$0.10	$0.08	$(0.02)	$0.06	$0.13	$(0.01)	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.31)	$(0.16)	$(0.47)	$(0.18)	$(0.15)	$(0.33)	$(0.21)	$(0.07)	$(0.28)	$(0.10)	$(0.10)	$(0.20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of the Company’s equity award practices on the Company’s previously-reported stock-based compensation expense on an annual basis:

	Stock- Based Compensation Expense
	As Reported	Adjustments	As Restated
		(In thousands)

Year ended December 31, 2005	$60,004	$42,011	$102,015
Year ended December 31, 2004	74,687	43,714	118,401
Year ended December 31, 2003	577,487	333,609	911,096
Year ended December 31, 2002	419,663	548,450	968,113
Year ended December 31, 2001	511,010	916,879	1,427,889
Year ended December 31, 2000	120,209	274,555	394,764
Year ended December 31, 1999	4,713	48,241	52,954
Year ended December 31, 1998	1,900	8,106	10,006

	$1,769,673	$2,215,565	$3,985,238

3.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	December 31,
	2005	2004
	(In thousands)

Work in process	$86,445	$38,659
Finished goods	108,126	89,635

	$194,571	$128,294

Property and Equipment

The following table presents details of the Company’s property and equipment:

		December 31,
	Useful Life	2005	2004
	(In years)	(In thousands)

Leasehold improvements	1 to 7	$54,005	$48,556
Office furniture and equipment	3 to 7	22,387	28,351
Machinery and equipment	3 to 5	142,218	128,187
Computer software and equipment	2 to 4	85,970	142,620
Construction in progress	N/A	4,552	9,436

		309,132	357,150
Less accumulated depreciation and amortization		(212,694)	(249,990)

		$96,438	$107,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table presents the changes in the carrying value of the Company’s goodwill:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Beginning balance	$1,062,188	$827,652	$1,228,603
Goodwill recorded in connection with acquisitions (Note 4)	90,311	239,351	—
Goodwill recorded in connection with contingent consideration earned (Note 4)	—	—	51,315
Impairment losses (Note 10)	—	—	(438,611)
Escrow related and other	(2,897)	(4,815)	(13,655)

Ending balance	$1,149,602	$1,062,188	$827,652

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$156,099	$(150,676)	$5,423	$152,230	$(140,066)	$12,164
Customer relationships	46,266	(45,228)	1,038	46,266	(41,997)	4,269
Customer backlog	3,316	(3,316)	—	2,845	(2,845)	—
Other	7,214	(6,343)	871	6,182	(5,541)	641

	$212,895	$(205,563)	$7,332	$207,523	$(190,449)	$17,074

The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,
	2005	2004
	(In thousands)

Cost of revenue	$11,081	$12,821
Operating expense	4,033	3,703

	$15,114	$16,524

The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and operating expense:

	Net
	Purchased
	Intangible
	Assets at
	December 31,	Amortizable in
	2005	2006	2007
	(In thousands)

Cost of revenue	$5,423	$4,940	$483
Operating expense	1,909	1,735	174

	$7,332	$6,675	$657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Should the Company acquire purchased intangible assets in the future, its cost of revenue and/or other operating expenses will be increased by the amortization of those assets.

Other Assets

The following table presents details of the Company’s other assets:

	December 31,
	2005	2004
	(In thousands)

Strategic investments (Note 5)	$4,968	$5,229
Employee notes and interest receivable	272	996
Other	14,868	15,832

	$20,108	$22,057

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	December 31,
	2005	2004
	(In thousands)

Accrued rebates	$99,645	$93,222
Accrued taxes	68,318	94,382
Warranty reserve	14,131	19,185
Restructuring liabilities	8,083	10,364
Accrued settlement liabilities	2,047	10,700
Other	41,439	51,654

	$233,663	$279,507

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	December 31,
	2005	2004
	(In thousands)

Restructuring liabilities	$8,138	$16,753
Accrued settlement liabilities	4,000	6,000

	$12,138	$22,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Income, Net

The following table presents details of the Company’s other income, net:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net gain on strategic investments (Note 5)	$1,163	$5,231	$22,041
Other	2,302	2,086	4,012

	$3,465	$7,317	$26,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income (Loss) Per Share

The following table presents the computation of net income (loss) per share:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Numerator: Net income (loss)	$367,089	$173,185	$(1,293,871)

Denominator: Weighted average shares outstanding	509,055	479,668	439,322
Less: Unvested common shares outstanding	(588)	(505)	(1,309)

Denominator for net income (loss) per share (basic)	508,467	479,163	438,013
Effect of dilutive securities:
Unvested common shares outstanding	570	477	—
Stock options, restricted stock units and certain other equity compensation instruments	48,801	43,705	—

Denominator for net income (loss) per share (diluted)	557,838	523,345	438,013

Net income (loss) per share (basic)	$.72	$.36	$(2.95)

Net income (loss) per share (diluted)	$.66	$.33	$(2.95)

If the Company had reported net income in 2003, additional common share equivalents of approximately 29.3 million would have been included in the denominator for net income (loss) per share (diluted) noted in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive. Contingent equity consideration paid by the Company in connection with certain acquisitions is included, as appropriate, in the calculation of basic and diluted net income (loss) per share as of the beginning of the period in which the respective equity consideration is earned.

Supplemental Cash Flow Information

In 2004 the Company entered into a non-cash transaction for the trade-in of equipment, as partial consideration for equipment acquired through an operating lease, in the amount of $10.7 million, which was excluded from the statements of cash flows.

4.	Business Combinations

From January 1, 2003 through December 31, 2005 the Company completed 11 acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock
				Purchase	Total Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid
				(In thousands)

2005 Acquisitions
Alliant Networks, Inc.	Feb. 2005	WLAN embedded software	—	—	—	$2,313
Zeevo, Inc.	Mar. 2005	Bluetooth® headset chipsets	—	—	—	24,147
Siliquent Technologies, Inc.	Aug. 2005	10 Gigabit Ethernet server controllers	55	242	297	75,533
Athena Semiconductors, Inc.	Nov. 2005	Tuners and low-power Wi- Fi®	—	—	—	21,340

			55	242	297	$123,333

2004 Acquisitions
RAIDCore, Inc.	Jan. 2004	Redundant array of inexpensive disks (‘RAID”) and virtualization software	—	—	—	$9,886
Sand Video, Inc.	Apr. 2004	Advanced video compression semiconductor technology	2,109	392	2,501	7,365
M-Stream, Inc.	Apr. 2004	Technology for signal-to-noise ratio performance improvements in cellular handsets	—	40	40	7,898
WIDCOMM, Inc.	May 2004	Software solutions for Bluetooth wireless products	—	—	—	48,427
Zyray Wireless Inc.	July 2004	Baseband co-processors addressing UMTS mobile devices	2,841	517	3,358	3,850
Alphamosaic Limited	Sep. 2004	Advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices	6,259	212	6,471	2,695

			11,209	1,161	12,370	$80,121

2003 Acquisition
Gadzoox Networks, Inc.	Mar. 2003	Storage networking technology	—	—	—	$5,862

Total Acquisitions			11,264	1,403	12,667	$209,316

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

Approximately $2.3 million of the cash consideration for the Siliquent and Athena acquisitions was paid in the three months ended March 31, 2006 to certain former stockholders or employees of these companies upon obtaining appropriate documentation from each such stockholder or employee. Certain of the shares issued or cash paid is held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the shareholder cease employment with the Company prior to the scheduled vesting of those shares.

No supplemental pro forma information is presented for the acquisitions above due to the immaterial effect of those acquisitions on the results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity in 2003 in the Company’s Class A common stock reserved for issuance upon satisfaction of future internal performance goals related to acquisitions:

			Shares
			Reserved For
			Certain
			Future
			Performance
	ServerWorks	Mobilink	Goals
	(In thousands)

Balance at December 31, 2002	3,000	2,301	5,301
Shares/options earned	(2,976)	(2,252)	(5,228)
Shares/options cancelled	(24)	(49)	(73)

Balance at December 31, 2003	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

	2005	2004	2003
	Acquisitions	Acquisitions	Acquisition
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$9,606	$5,275	$—
Accounts receivable, net	809	8,642	890
Inventory	1,043	1,937	457
Prepaid expenses and other current assets	1,329	1,698	—

Total current assets	12,787	17,552	1,347
Property and equipment, net	924	944	1,174
Other assets	456	159	—

Total assets	$14,167	$18,655	$2,521

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,696	$10,220	$—
Wages and related benefits	921	1,140	—
Accrued liabilities	15,891	5,191	—
Short-term debt	2,482	2,203	—

Total current liabilities	27,990	18,754	—
Total shareholders’ equity (deficit)	(13,823)	(99)	2,521

Total liabilities and shareholders’ equity (deficit)	$14,167	$18,655	$2,521

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects as of the respective acquisition dates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed the development projects related to all of the Company’s 2004 acquisitions, except for Sand Video. In the case of Sand Video, the Company reallocated the resources to focus on semiconductor products that the Company believes are a higher priority. The Company also completed the development project related to the Zeevo acquisition. At December 31, 2005 all other 2005 development projects were still in process.

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

2006 Acquisition

In March 2006 the Company completed the acquisition of Sandburst Corporation, a privately-held fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip that are deployed in enterprise core and metropolitan Ethernet networks. In connection with the acquisition, the Company paid $72.0 million in cash. In addition, the Company assumed unvested stock options to purchase 0.1 million shares of the Company’s Class A common stock, which had a fair value of $4.4 million in accordance with SFAS 123R. The Company recorded a one-time charge of $5.2 million for IPR&D expense. The amount allocated to IPR&D in the three months ended March 31, 2006 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed $7.6 million in net liabilities and recorded $40.2 million in goodwill, $30.7 million of completed technology and $3.4 million in other purchased intangible assets in connection with this acquisition.

2007 Acquisition

In January 2007 the Company completed the acquisition of LVL7 Systems, Inc, a privately-held provider of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines. In connection with the acquisition, the Company paid total consideration of approximately $62 million in cash to acquire outstanding shares of capital stock and vested stock options of LVL7 and liquidate outstanding LVL7 debt. A portion of the cash consideration payable to the stockholders was placed into escrow pursuant to the terms of the acquisition agreement. The Company may record a one-time charge for purchased IPR&D expenses related to the acquisition in the first quarter of 2007. The amount of that charge, if any, has not yet been determined.

5.	Investments

Held-to-Maturity Investments

At December 31, 2005 the Company’s held-to-maturity investments consisted of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2005
Cash equivalents	$835,598	$66	$(462)	$835,202
Short-term marketable securities	295,402	—	(1,052)	294,350
Long-term marketable securities	142,843	—	(1,491)	141,352

	$1,273,843	$66	$(3,005)	$1,270,904

December 31, 2004
Cash equivalents	$356,845	$21	$(35)	$356,831
Short-term marketable securities	324,041	17	(656)	323,402
Long-term marketable securities	92,918	19	(582)	92,355

	$773,804	$57	$(1,273)	$772,588

Scheduled maturities of held-to-maturity securities were as follows:

	December 31,
	2005		2004
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Less than one year	$1,131,000	$1,129,552	$680,886	$680,233
One to two years	103,985	102,746	69,717	69,247
Two to three years	38,858	38,606	23,201	23,108

	$1,273,843	$1,270,904	$773,804	$772,588

Strategic Investments

At December 31, 2005 and 2004 the carrying values of the Company’s investments in equity securities of privately held companies accounted for using the cost method were $5.0 million and $5.2 million, respectively. In 2005, 2004 and 2003 the Company performed impairment analyses of these investments. The Company recorded impairment charges for these investments in the amount of $2.3 million in 2003, representing other-than-temporary declines in the value of these non-marketable equity securities. There were no comparable charges incurred in 2005 and 2004. In addition, in 2005 and 2004 the Company recorded net gains on the sale of its investments in publicly traded companies in the amounts of $1.2 million and $5.2 million, respectively. These gains were included in other income, net, in the consolidated statements of operations.

In September 2003 the Company received $28.4 million of proceeds and realized a gain of approximately $24.4 million on the sale of an investment. The investment was previously written down by $24.1 million in September 2002, representing an other-than-temporary decline in the value of that investment at that time. These charges and gains were also included in other income, net, in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

United States	$(169,986)	$(32,111)	$(1,412,642)
Foreign	516,855	261,378	143,898

	$346,869	$229,267	$(1,268,744)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Statutory federal provision (benefit) for income taxes	$121,404	$80,244	$(444,060)
Increase (decrease) in taxes resulting from:
Non-deductible impairment of goodwill	—	—	153,514
In-process research and development	15,208	17,499	—
State taxes, net of federal benefit	826	11,293	583
Benefit of federal tax credits	(15,584)	(11,836)	(39,939)
Valuation allowance changes affecting income tax expense	54,601	40,588	380,643
Reversal of taxes previously accrued	(28,300)	(21,300)	—
Tax rate differential on foreign earnings	(173,499)	(63,685)	(25,820)
Other	5,124	3,279	206

Provision (benefit) for income taxes	$(20,220)	$56,082	$25,127

The income tax provision (benefit) consists of the following components:

	Years Ended December 31,
	2005	2004	2003
	(Restated)
	(In thousands)

Current:
Federal	$(24,999)	$29,309	$15,753
State	1,271	17,374	583
Foreign	1,478	9,399	8,791

	(22,250)	56,082	25,127
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	2,030	—	—

	2,030	—	—

	$(20,220)	$56,082	$25,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Research and development tax credit carryforwards	$353,913	$332,031
Capitalized research and development costs	116,561	113,341
Net operating loss carryforwards	1,217,304	1,010,151
Reserves and accruals not currently deductible for tax purposes	26,523	30,837
Deferred compensation and purchased intangible assets	40,601	141,328
Additional stock-based compensation (restated)	95,032	121,761
Other	32,123	31,682

Gross deferred tax assets (restated)	1,882,057	1,781,131
Valuation allowance (restated)	(1,880,707)	(1,781,131)

Deferred tax assets, net	1,350	—
Deferred tax liabilities	—	—

Net deferred tax assets	$1,350	$—

The Company operates under tax holidays in Singapore, which are effective through March 2009. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $185.3 million, $147.1 million and $101.1 million for 2005, 2004 and 2003, respectively. The benefit of the tax holidays on net income (loss) per share (diluted) was $.33, $.28 and $.23 for 2005, 2004 and 2003, respectively.

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

In addition, the Company recorded additional deferred tax assets for additional stock-based compensation expense in the amount of $95.0 million and $121.8 million as of December 31, 2005 and 2004, respectively. Such amounts were fully offset by additional valuation allowances.

If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2005 will be accounted for as follows: approximately $1.364 billion will be recognized as a reduction of income tax expense, $137.6 million will be recognized as a reduction of goodwill, and $379.5 million will be recognized as an increase in shareholders’ equity for certain tax benefits from employee stock options. In 2005 the Company recorded a $2.6 million increase in foreign deferred tax expense as a result of allocating certain tax benefits directly to goodwill for the utilization of certain foreign net operating losses from acquisitions, which were previously offset with a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005 the Company had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $3.230 billion, $1.311 billion, $35.4 million and $10.5 million, respectively. If unutilized, the federal and state net operating loss carryforwards expire at various dates through 2025. The United Kingdom and Israel net operating losses have no expiration date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Operating leases	$95,862	$88,986	$64,601	$41,445	$29,733	$132,670	$453,297
Inventory and related purchase obligations	297,468	612	—	—	—	—	298,080
Other purchase obligations	38,303	2,135	—	—	—	—	40,438
Restructuring liabilities	8,083	3,663	1,790	1,790	895	—	16,221
Accrued settlement payments	2,047	2,000	2,000	—	—	—	6,047

Total	$441,763	$97,396	$68,391	$43,235	$30,628	$132,670	$814,083

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

8.	Shareholders’ Equity

Common Stock

At December 31, 2005 the Company had 800,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.”

In June 2006 the Company filed Second Amended and Restated Articles of Incorporation, or the Restated Articles, with the California Secretary of State. The Restated Articles (i) increased the aggregate number of shares of Class A common stock that the Company is authorized to issue from 800,000,000 shares to 2,500,000,000 shares, (ii) clarified that the Company is only authorized to issue 6,432,161 shares of preferred stock and (iii) eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of its initial public offering.

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. Through December 31, 2005 the Company repurchased a total of 5.5 million shares at a weighted average price of $28.03 per share.

Under the program, through January 25, 2006 the Company repurchased a total of approximately 5.6 million shares of its Class A common stock at a weighted average price of $28.09 per share, for $156.0 million including transaction costs. On January 25, 2006 the Board of Directors approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007.

On July 24, 2006 the Company’s Board of Directors decided to suspend purchasing shares of Class A common stock under the share repurchase program.

Stock Split

On January 25, 2006 the Company’s Board of Directors approved a three-for-two split of the Company’s common stock, which was effected in the form of a stock dividend. Holders of record of the Company’s Class A and Class B common stock as of the close of business on February 6, 2006 (“Record Date”) received one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the Record Date. The additional Class A and Class B shares were distributed on or about February 21, 2006. Cash was paid in lieu of fractional shares. Share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split.

Registration Statements

The Company has filed a universal shelf registration statement on SEC Form S-3 and an acquisition shelf registration statement on SEC Form S-4. The universal shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all reports required to be filed during the preceding twelve calendar months, the Company will not be able to issue shares under the Form S-3 until December 1, 2007. The acquisition shelf registration statement on Form S-4 enables the Company to issue up to 30 million shares of its Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, by any form of business combination. To date no securities have been issued pursuant to either registration statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Net income (loss)	$367,089	$173,185	$(1,293,871)
Other comprehensive income (loss):
Change in unrealized gain on investments, net of taxes	—	(3)	(61)
Reclassification adjustment for net realized loss included in net gain	1	—	137
Translation adjustments	8	467	313

Total comprehensive income (loss)	$367,098	$173,649	$(1,293,482)

The components of accumulated other comprehensive income are as follows:

	December 31,
	2005	2004
	(In thousands)

Accumulated unrealized loss on investments	$—	$(1)
Accumulated translation adjustments	1,108	1,100

Total accumulated other comprehensive income	$1,108	$1,099

9.	Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding. In 2005, 2004 and 2003, 2.6 million, 3.8 million and 3.3 million shares, respectively, were issued under this plan at average per share prices of $15.47, $8.12 and $7.46, respectively. At December 31, 2005, 4.8 million shares were available for future issuance under this plan.

In May 2003 the shareholders approved an amendment to the employee stock purchase plan to (i) revise the automatic annual share increase provision of the plan so that the increment by which the number of shares of Class A common stock reserved for issuance under the plan is augmented on the first trading day of January in each calendar year, beginning with the year 2004, would equal 1% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year and (ii) increase the limitation on the automatic annual share increase to 4.5 million shares per year.

Stock Incentive Plans

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1998 Stock Incentive Plan, as amended and restated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “1998 Plan”), is the successor equity incentive program to the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1998 Special Stock Option Plan (together, the “Predecessor Plans”).

In March 2005, 2004 and 2003, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 15 million, 18 million and 19.5 million shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2005, April 2004 and May 2003, respectively. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to a 37.5 million annual share limit. As of December 31, 2005, approximately 194.0 million shares of common stock were reserved for issuance under the 1998 Plan, including shares reserved for issuance upon exercise of outstanding options granted under Predecessor Plans.

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

During 2005 the Company granted approximately 8.4 million restricted stock units as part of the Company’s regular annual equity compensation review program as well as for new hire grants. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant. The weighted average fair value of the restricted stock units awarded was approximately $23.09 per share calculated based on the fair market value per share on the respective grant dates. The Company recorded approximately $193.8 million of deferred compensation related to the issuance of the restricted stock units. This deferred compensation is being amortized to stock-based compensation expense ratably over the service periods of the underlying restricted stock units.

In 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of 1 million shares of Class A common stock for issuance under the 1999 Plan. Employees, independent consultants and advisors in the service of the Company or any of its subsidiaries who are neither officers of the Company nor members of the Board of Directors at the time of the option grant are eligible to participate in the 1999 Plan. The exercise price of options granted under the 1999 Plan can be less than the fair market value of the underlying common stock on the grant date. In 2003, options to purchase approximately 1.5 million shares of Class A common stock were granted under the 1999 Plan to certain employees at a weighted average exercise price per share of $9.63. In February 2005 the Board of Directors reduced the share reserve under the 1999 Plan to the number of shares needed to cover outstanding options under the plan. Accordingly, no additional stock option grants are to be made under the 1999 Plan and to the extent any outstanding options under the 1999 Plan terminate or expire unexercised, the shares of Class A common stock subject to those options will not be available for reissuance under the 1999 Plan. As of December 31, 2005 approximately 0.4 million shares of common stock were reserved for issuance upon exercise of existing outstanding options under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”

In connection with the Company’s acquisitions, the Company has assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2005, approximately 3.3 million and 0.1 million shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Incentive Plan Activity

Activity under all the stock incentive plans in 2005, 2004 and 2003 is set forth below:

			Options Outstanding
						Weighted
						Average
	Shares					Exercise
	Available For		Number of		Price Range	Price
	Grant		Shares		per Share	per Share
	(In thousands)

Balance at December 31, 2002	31,437		197,999		$ . 01 - $142.04	$20.56
Additional shares reserved	38,252		—		—	—
Options granted under Broadcom Plans	(72,385	)(2)	72,385	(2)	8.42 - 24.03	21.53
Options assumed in acquisitions	—		597	(1)	.01 - .01	.01
Options cancelled	42,647	(3)	(44,880	)(4)	.01 - 142.04	31.53
Options tendered in stock option exchange offer	—		(48,964)		15.72 - 146.32	32.39
Shares issued in stock option exchange offer	(12,861)		—		—	—
Options exercised	—		(22,768)		.01 - 22.45	7.93

Balance at December 31, 2003	27,090		154,369		.01 - 103.67	15.67
Additional shares reserved	38,657		—		—	—
Options granted under Broadcom Plans	(19,938)		19,938		17.32 - 30.27	23.55
Share awards granted under Broadcom Plans	(236)		—		—	—
Options assumed in acquisitions	—		1,283	(1)	.01 - 6.87	3.24
Options cancelled	6,821		(7,113)		.01 - 103.67	18.33
Options exercised	—		(22,017)		.01 - 27.06	10.14

Balance at December 31, 2004	52,394		146,460		.01 - 81.50	17.34
Additional shares reserved	36,885		—		—	—
Options granted under Broadcom Plans	(31,566)		31,566		18.32 - 32.68	22.48
Share awards granted under Broadcom Plans	(8,432)		—		—	—
Options assumed in acquisitions	—		242	(1)	1.97 - 1.97	1.97
Options cancelled	5,600		(5,692)		.01 - 37.75	20.96
Options exercised	—		(30,468)		.01 - 30.27	14.06
Share awards cancelled	790		—		—	—

Balance at December 31, 2005	55,671		142,108		$ .01 - $ 81.50	$19.00

(1)	Includes options assumed in connection with acquisitions and/or additional options subsequently issued upon achievement of internal performance goals (see Note 4).

(2)	Includes replacement options for approximately 27.5 million shares issued pursuant to the Company’s 2003 stock option exchange offer to employees.

(3)	Includes unvested options for approximately 28.8 million shares cancelled from Broadcom Plans pursuant to the Company’s 2003 stock option exchange offer to employees.

(4)	Includes unvested options for approximately 30.1 million shares cancelled from Broadcom Plans (including options assumed in connection with acquisitions) pursuant to the Company’s 2003 stock option exchange offer to employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2005 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

$ .00 to $ 7.09	8,488	3.95	$2.61	7,201	$2.10
7.67 to 12.51	24,342	6.33	10.58	19,129	10.63
12.57 to 19.89	17,133	6.05	15.79	10,425	14.76
19.93 to 26.27	82,711	8.21	22.69	40,569	23.10
26.37 to 32.68	9,026	8.41	28.64	3,323	28.04
33.92 to 81.50	408	3.84	39.92	405	39.82

	142,108	7.37	19.00	81,052	17.51

Additional information relating to the stock incentive plans is as follows:

	December 31,
	2005	2004	2003
	(Number of shares in thousands)

Unvested options outstanding	61,056	68,661	92,455
Unvested exercisable options outstanding	467	772	1,217
Vested exercisable options outstanding	80,585	77,027	60,697

Total options outstanding	142,108	146,460	154,369
Shares available for grant of additional equity awards	55,671	52,394	27,090

Total shares of common stock reserved for stock incentive plans	197,779	198,854	181,459

Restricted stock units outstanding	7,090	220	—
Nonvested common shares subject to repurchase	364	834	223
Weighted average per share repurchase price	$0.53	$.77	$4.77

The Company records deferred compensation for restricted stock units granted to employees, employee stock options and restricted common stock assumed in acquisitions. Net deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective service periods of the applicable restricted stock units, employee stock options and restricted stock. The activity recorded in net deferred compensation by component in 2005 and 2004 was as follows:

	Years Ended
	December 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands)

Awards to employees	$193,766	$4,393
Acquisitions	11,135	37,802
Terminations	(11,365)	(11,147)

	$193,536	$31,048

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity recorded for stock-based compensation expense by component was as follows:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Stock options to employees	$44,879	$65,400	$125,524
Restricted stock units	35,195	2,790	—
Acquisitions	21,941	69,736	257,931
Stock option exchange program	—	—	438,582

	$102,015	$137,926	$822,037

The following table presents details of the stock-based compensation expense that is included in each functional line item on the Company’s statement of operations:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$4,177	$4,776	$44,522
Research and development	68,606	102,253	298,081
Selling, general and administrative	29,232	30,897	69,053
Stock option exchange program	—	—	410,381

	$102,015	$137,926	$822,037

In addition, approximately $1.0 million of stock-based compensation expense, which was classified as restructuring costs in 2003, resulted from an extension of the post-service exercise period for vested stock options of certain terminated employees and the acceleration of the vesting period of certain options of certain terminated employees as required by their assumed option agreements. Also in 2003 approximately $88.1 million of stock-based compensation expense was classified as settlement costs reflecting the acceleration from future periods of stock-based compensation expense, most of which was previously recorded as deferred compensation upon the acquisition of ServerWorks (and based upon stock market valuations at the time of the acquisition).

Outstanding stock options assumed in certain acquisitions were subject to variable accounting in accordance with FIN 44 and FIN 28 and were revalued quarterly over their service periods until all performance goals were satisfied or until the options were exercised, forfeited, cancelled or expired. In 2003 all remaining performance goals were achieved for ServerWorks and Mobilink and variable accounting was no longer required for these assumed outstanding stock options. Prior to the remaining performance goals being achieved, stock-based compensation expense in 2003 included reversals of $3.1 million of previously recorded stock-based compensation expense related to stock options subject to variable accounting. Variable accounting is based on the amount by which the Class A common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeded the exercise price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved For Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2005:

Number of Shares
(In thousands)

Stock options outstanding	142,108
Authorized for future grants under stock incentive plans	55,671
Authorized for future issuance under stock purchase plan	4,744
Restricted stock units outstanding	7,085

209,608

In January 2006 options to purchase approximately 13.8 million shares were exercised with a weighted-average exercise price of approximately $17.14 per share. The effects of these exercises are not included in the tables above.

2003 Stock Option Exchange Offer

In April 2003 the Company commenced an offering to its employees to voluntarily exchange certain vested and unvested stock option grants. Under the program, employees holding options to purchase the Company’s Class A or Class B common stock were given the opportunity to exchange certain of their existing options, with exercise prices at or above $15.72 per share. Stock options to purchase an aggregate of approximately 86.0 million shares with a weighted average exercise price of $31.55 per share were eligible for tender at the commencement of the program, representing approximately 43.6% of the Company’s outstanding stock options as of the commencement date.

In May 2003 the offer period ended and the Company accepted for exchange and cancellation vested eligible options to purchase approximately 48.9 million shares of Class A or Class B common stock, with a weighted average exercise price of $32.39 per share. In exchange, the Company issued approximately 12.9 million fully vested, non-forfeitable shares of the Company’s Class A common stock and recorded stock-based compensation expense of approximately $162.3 million related to the issuance of such vested shares, based on the closing price of the Company’s Class A common stock on May 5, 2003 of $12.62 per share. Additionally, in May 2003 the Company accepted for exchange and cancellation unvested eligible options to purchase approximately 30.2 million shares of Class A or Class B common stock, with a weighted average exercise price of $33.95 per share. In exchange, new options to purchase approximately 27.5 million shares of the Company’s Class A common stock were issued in November 2003. The terms and conditions of the new options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled. The exercise price for the new options was $23.41 per share, which was the last reported trading price of the Company’s Class A common stock on the grant date, six months and one day after expiration of the tender offer.

Eligible employees (members of the Company’s Board of Directors were not eligible to participate in the offer) who participated in the offer received, in exchange for the cancellation of vested eligible options, an amount of consideration, represented by fully vested, non-forfeitable common stock, equal to the number of shares underlying such vested eligible options, multiplied by the offered value (as determined under certain terms and conditions set forth in the Company’s offer), divided by the closing price of the Company’s Class A common stock as reported on the NASDAQ National Market on May 5, 2003. The Company concluded that the consideration paid for the eligible options represented “substantial consideration” as required by EITF Issue No. 00-23, Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), as the offered value per vested option was at least equal to the fair value for each eligible option, as determined using the Black-Scholes option pricing model. In determining the fair value of the eligible options using the Black-Scholes option pricing model, the Company primarily used the following assumptions: (i) an expected life of approximately four years; (ii) an expected volatility of 0.70 during that expected life; (iii) a risk-free

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate of 2.72%; and (iv) no dividends. The weighted average offered value per vested option share was $3.31.

Certain of the Company’s employees held unvested eligible options that were either granted with exercise prices less than the fair market value of the Class A common stock on the date of grant or previously assumed by the Company in connection with acquisitions that were accounted for using the purchase method of accounting. The Company had recorded deferred compensation with respect to those options based upon the applicable stock market valuation at the time of grant or acquisition. To the extent those employees tendered, and the Company accepted for exchange and cancellation, such eligible options in exchange for new options, the Company was required to immediately accelerate the amortization of the remaining related deferred compensation previously recorded. Consequently, the Company recorded a non-cash charge of approximately $276.3 million in May 2003, reflecting the acceleration from future periods of stock-based compensation expense.

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

Stock option exchange expense of approximately $28.2 million and $413.2 million was recorded as cost of revenue — stock-based compensation and as other operating expenses, respectively, in the consolidated statements of operations. Of the $413.2 million stock option exchange expense, approximately $319.4 million related to employees engaged in research and development and $93.8 million related to employees engaged in selling, general and administrative activities.

Defined Contribution 401(k) Savings and Investment Plan

The Company sponsors a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. The Company made no contributions to this plan in 2005, 2004 or 2003.

10.	Impairment of Goodwill and Acquired Patents

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to the ServerWorks reporting unit, the primary factors that contributed to the impairment assessment were additional competitive pressures in the server market and recent design losses experienced by that reporting unit that were attributable, in part, to the Company’s ongoing inability to obtain required design information from a third party that is also a competitor. Another factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former ServerWorks stockholders and employees (see Note 4). As a result of the competitive pressures and design losses, the Company reduced its forecasts of future operating results for the ServerWorks reporting unit for periods beginning as early as the second quarter of 2004 with the expectation of future loss of market share for that business. These forecasts in turn formed the basis for estimating the fair value of the ServerWorks reporting unit as of June 2003.

With respect to the mobile communications reporting unit, the primary factor that contributed to the impairment assessment was the recording of additional goodwill due to contingent consideration earned by former Mobilink shareholders and employees in May 2003 (see Note 4), after that reporting unit had already been written down to its implied fair value in October 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Settlement Costs

In June 2005 the Company recorded $110.0 million in settlement costs primarily related to the settlement of securities class action litigation against the Company and certain of its current and former officers and directors. The Company recorded $68.7 million in settlement costs in 2004. Of that amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of the Company’s settled and outstanding litigation, see Notes 4 and 13.

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

13.	Litigation

The following describes the material legal proceedings, examinations and other matters in which the Company and its subsidiaries are involved that: (1) were pending as of December 31, 2005; (2) were terminated during the period from December 31, 2005 through January 19, 2007; or (3) are pending as of January 19, 2007. Thus, the description of a matter may include developments that occurred since December 31, 2005, as well as those that occurred during 2005. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action securities lawsuits, shareholder derivative actions and governmental proceedings.

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. At Qualcomm’s request, the U.S. Patent and Trademark Office (“USPTO”) is reexamining one of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 Initial Determination finding all three patents valid and one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringed. The Commission is currently considering the appropriate remedies for Qualcomm’s infringement. A decision is expected in March 2007.

In May 2005 the Company filed two complaints against Qualcomm in the United States District Court for the Central District of California. The first complaint asserts that Qualcomm has infringed, both directly and indirectly, the same five patents asserted by Broadcom in the ITC complaint. The District Court complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In December 2005 the court transferred the causes of action relating to two of the patents to the United States District Court for the Southern District of California. Pursuant to statute, the court has stayed the remainder of this action pending the outcome of the ITC action.

The second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In November 2006 Broadcom withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. Trial has been set for May 2007.

In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception and processing of communication signals, including radio signals and/or signals for wireless telephony. The complaint seeks a preliminary and permanent injunction against Broadcom as well as the recovery of monetary damages and attorneys’ fees. Qualcomm has subsequently withdrawn two patents from the case. The Company filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the seven Qualcomm patents are invalid and not infringed, and assert that Qualcomm has infringed, both directly and indirectly, six Broadcom patents relating generally to wired and wireless communications. The counterclaims seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. The Company has subsequently withdrawn two patents from the case. In January 2006 Qualcomm amended its complaint to seek treble damages for willful infringement. Discovery has been completed, and the court has scheduled a series of five trials in this case over the period March through August 2007.

In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California alleging that Broadcom breached a contract relating to Bluetooth development and seeking a declaration that two of the Company’s patents relating to Bluetooth technology are invalid and not infringed. In March 2006 Qualcomm filed an amended complaint providing further details concerning the same causes of action. The Company filed an answer in April 2006 denying the allegations in the complaint and asserting counterclaims. The counterclaims assert that Qualcomm has infringed, both directly and indirectly, the same two Broadcom patents, and also allege breach of the Bluetooth contract by Qualcomm. Broadcom is seeking preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. Discovery has been completed, and trial has been set for March 2007.

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. Discovery in the action has been completed, and trial is currently in progress.

In March 2006 Qualcomm filed a fourth complaint against Broadcom in the United States District Court for the Southern District of California alleging that the Company had misappropriated certain Qualcomm trade secrets and that certain Broadcom products infringe, both directly and indirectly, a patent related generally to orthogonal frequency division multiplexing technology. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages, including double damages, and attorneys’ fees. The Company filed an answer in May 2006 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the Qualcomm patent is invalid and not infringed, and assert that Qualcomm has infringed, both directly and indirectly, two Broadcom patents relating generally to video technology. The counterclaims seek preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2006 Qualcomm filed a motion for preliminary injunction against Broadcom. In October 2006 the court entered a stipulated order for preliminary injunction prohibiting Broadcom from using certain documents pending trial on the merits of the case. The Company amended its answer to add a counterclaim asserting that Qualcomm has misappropriated certain Broadcom trade secrets, and Qualcomm amended its complaint to add three individual Broadcom employees as defendants and include additional allegations of trade secret misappropriation. Discovery is ongoing, and trial has been set for October 2007.

Antitrust Proceedings.  In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the court granted Qualcomm’s motion to dismiss the complaint. In September 2006 Broadcom filed a notice of appeal to the United States Court of Appeals for the Third Circuit, where briefing is under way. No appellate hearing date has been set.

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

In June 2006 Broadcom and another leading mobile wireless technology company filed complaints with the Korean Fair Trade Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. The Commission has instituted a formal investigation of Qualcomm.

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

By a Stipulation of Settlement (the “Stipulation”) dated as of June 24, 2005, the parties agreed to settle the Class Action. Pursuant to the Stipulation, the Class Action has been dismissed with prejudice in exchange for an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate payment of $150.0 million (the “Settlement Fund”), which will be distributed to class members after the payment of the costs of administering the settlement and fees and costs awarded to plaintiffs’ counsel by the court. The Company’s insurance carriers paid $40.0 million of the Settlement Fund, and the balance was paid by the Company. As part of the settlement, the Company and the other Defendants continue to deny any liability or wrongdoing with respect to the claims raised in the Class Action. In September 2005 the court granted final approval of the Stipulation and entered final judgment and an order of dismissal thereon and made effective full releases by all class members of all claims relating to the matters asserted in the Class Action. In October 2005 two objectors to the settlement filed notices of appeal before the Ninth Circuit Court of Appeals from, among other things, the order granting final approval of the settlement and the final judgment and order of dismissal. In December 2005 one of the objectors decided to voluntarily dismiss its appeal, and the parties filed a stipulation with the Ninth Circuit Court of Appeals dismissing that appeal. The second objector also decided to voluntarily dismiss its appeal, and the parties filed a stipulation in January 2006 dismissing the final appeal. The settlement, final judgment and order of dismissal are now final and no longer subject to appeal.

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

In March 2006 a purported class action lawsuit was filed in the Superior Court of California, County of Orange, by a plaintiff who claims to be a shareholder of Broadcom. The lawsuit, entitled Jin v. Broadcom Corporation, et al. (Case No. 06 CC00057), named as defendants Broadcom, each of the members of our Board of Directors, certain Broadcom officers, and Henry T. Nicholas III, our co-founder. In May 2006 the plaintiff amended her complaint and added two plaintiffs, both purportedly Broadcom shareholders. The principal claims asserted in the amended complaint were that (a) disclosures in our March 27, 2006 proxy statement concerning the Second Amended and Restated Articles of Incorporation (the “Second Amended Articles”), which, among other things, increased the number of authorized shares of Broadcom’s Class A common stock, are incorrect and/or misleading; (b) Broadcom’s recent stock split, the recent amendment to our share repurchase program, and recent and proposed changes in the compensation of our non-employee directors constitute breaches of the defendants’ fiduciary duties; and (c) the defendants improperly dated Broadcom’s stock option grants to enhance defendants’ own profits on the exercise of such options. In June 2006 defendants removed the action to the United States District Court for the Central District of California (where it was assigned Case No. 06CV00573). The plaintiffs sought, and received, leave to file a further amended complaint that asserts only derivative claims on behalf of the Company. This case has now been consolidated with the other federal derivative lawsuits described below.

From May 2006 through August 2006, a number of purported Broadcom shareholders brought five putative shareholder derivative actions (the “Options Derivative Actions”) against Broadcom, our entire Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging that the defendants improperly dated certain Broadcom employee stock option grants. Three of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), and Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) were filed in the United States District Court for the Central District of California. The District Court consolidated those actions and the Jin action described above by orders in August and October 2006, and the plaintiffs filed a consolidated amended complaint in November 2006. The remaining two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al.  (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state-court derivative actions in August

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

In November 2006 the defendants moved to dismiss the federal derivative action on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. That motion is scheduled to be heard in February 2007. If the court does not grant the motion to dismiss, the individual defendants’ responses to the complaint will be due three weeks after resolution of the motion to dismiss. In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. The Company intends to vigorously defend each of the Options Derivative Actions.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of its current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al.  (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)) (the “Options Class Actions”). The essence of the plaintiffs’ allegations is that Broadcom improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Broadcom’s business and financial condition. Plaintiffs also allege that Broadcom failed to account for and pay taxes on stock options properly, that the individual defendants sold Broadcom stock while in possession of material nonpublic information, and that the defendants’ conduct caused the artificial inflation of Broadcom’s stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In November 2006, the Court consolidated the Options Class Actions, appointed the New Mexico State Investment Council as lead class plaintiff, ordered the lead class plaintiff to file a consolidated complaint within 60 days after a restatement of the Company’s financial statements, and extended the deadline for the defendants to respond to the complaint to 60 days after the filing of the consolidated complaint. The Company intends to defend the consolidated action vigorously.

The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with the Class Action, the Arenson lawsuit, the Options Derivative Actions and Options Class Actions (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

SEC Inquiry and United States Attorney’s Office Information Request.  In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require it to take as part of that resolution. Broadcom has also been informally contacted by the U.S. Attorney’s Office for the Central District of California and has been asked to produce on a voluntary basis documents, many of which it previously provided to the SEC. The Company is cooperating with this request. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees.

United States Attorney’s Office Investigation and Prosecution.  In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Broadcom employees. In December 2005 one former employee was indicted for fraud and related activity in connection with computers and trade secret misappropriation. The former employee had been immediately suspended in June 2005, after just two months’ employment, when the Company learned about the government investigation. Following an internal investigation, his employment was terminated, nearly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two months prior to the indictment. The indictment does not allege any wrongdoing by Broadcom, which is cooperating fully with the ongoing investigation and the prosecution.

General.  The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of any future intellectual property litigation may require the Company to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent Broadcom from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require Broadcom to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to obtain a license under the other party’s intellectual property rights that could require one-time license fees and/or royalty payments in the future and/or to grant a license to certain of the Company’s intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, Broadcom’s business, financial condition and results of operations could be materially and adversely affected.

14.	Significant Customer, Supplier and Geographical Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001	8-K	000-23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998	S-1/A	333-45619	3.1	03/23/1998
3.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999	10-K	000-23993	3.1.2	03/31/2003
3.3		Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000	10-K	000-23993	3.1.1	04/02/2001
3.4		Bylaws as amended through August 21, 2003	10-K	000-23993	3.2	03/15/2004
10	.1*	2005 Base Salaries for Certain Executive Officers	8-K	000-23993	10.1	02/07/2005
10	.2*	2005 Performance Bonus Plan	10-Q	000-23993	10.1	07/29/2005
10	.3*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.11	11/09/2004
10	.4*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004					X
10	.5*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000-23993	10.5	02/14/2006
10	.6*	2005 Transitional Benefits for Former Chief Executive Officer	8-K	000-23993	10.1	03/01/2005
10	.7*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement	S-1/A	333-45619	10.3	02/27/1998
10	.8*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement	S-1/A	333-45619	10.12	03/23/1998
10	.9*	1998 Stock Incentive Plan (as amended and restated March 11, 2005)	10-Q	000-23993	10.1	05/04/2005
10	.10*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda	S-8	333-60763	99.2 & 99.4-99.11	08/06/1998
10	.11*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.3	11/09/2004
10	.12*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000-23993	10.9	03/01/2005
10	.13*	1998 Stock Incentive Plan form of Stock Option Agreement	10-Q	000-23993	10.1	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000-23993	10.2	11/09/2004

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.5	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors	10-Q	000-23993	10.6	11/09/2004
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-Q	000-23993	10.8	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000-23993	10.2	05/04/2005
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards)	10-Q	000-23993	10.3	05/04/2005
10	.20*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.10	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000-23993	10.16	03/01/2005
10	.22*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003)	10-Q	000-23993	10.1	11/07/2003
10	.23*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/Change Form	10-K	000-23993	10.5.1	03/15/2004
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000-23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000-23993	10.2.1	08/11/2003
10.26		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333-93457	99.2	12/22/1999
10	.27*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333-45619	10.1	02/27/1998
10	.28*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333-45619	10.2	02/27/1998
10	.29††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333-45619	10.8	02/27/1998
10	.30††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation	10-K	000-23993	10.16	04/02/2001
10	.31††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.1	05/15/2002
10	.32††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-K	000-23993	10.22	03/31/2003

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

10	.33††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation	8-K	000-23993	99.1	04/16/2004
10	.34††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.25	05/10/2004
10	.35†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.2	07/29/2005
10	.36†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company	S-1	333-65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company	10-K	000-23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company	10-Q	000-23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company	10-K	000-23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation	10-K	000-23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC	10-K	000-23993	10.21	03/31/2003
10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests	10-K	000-23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company	10-K	000-23993	10.37	03/01/2005
10	.45†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company	10-K	000-23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000-23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation)	10-K	000-23993	10.47	02/14/2006
21.1		Subsidiaries of the Company	10-K	000-23993	21.1	02/14/2006
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Where Located
Exhibit						Filed
Number	Description	Form	File No.	Exhibit No.	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

Financial Statement Schedules

(1) Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
(2) Schedule II — Consolidated Valuation and Qualifying Accounts	S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on January 23, 2007.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2007

/s/ Henry Samueli Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	January 23, 2007

/s/ Bruce E. Kiddoo Bruce E. Kiddoo	Vice President and Corporate Controller; Acting Chief Financial Officer (Principal Financial and Accounting Officer)	January 23, 2007

/s/ George L. Farinsky George L. Farinsky	Director	January 23, 2007

/s/ Maureen E. Grzelakowski Maureen E. Grzelakowski	Director	January 23, 2007

/s/ Nancy H. Handel Nancy H. Handel	Director	January 23, 2007

/s/ John Major John Major	Director	January 23, 2007

/s/ Alan E. Ross Alan E. Ross	Director	January 23, 2007

/s/ Robert E. Switz Robert E. Switz	Director	January 23, 2007

/s/ Werner F. Wolfen Werner F. Wolfen	Director	January 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2005 (restated) and 2004 (restated), and for each of the three years in the period ended December 31, 2005 (as restated), and have issued our report thereon dated January 19, 2007. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, “Restatement of Consolidated Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

Orange County, California
January 19, 2007

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,900	$149	$10	$(817)	$6,242
Sales returns	3,692	19,239	—	(17,979)	4,952
Pricing allowances	995	3,394	—	(3,400)	989
Reserve for excess and obsolete inventory	44,751	(2,349)	1,237	(6,622)	37,017
Reserve for warranty	19,185	5,621	55	(10,730)	14,131
Restructuring liabilities	27,117	(2,500)	1,457	(9,853)	16,221

Total	$102,640	$23,554	$2,759	$(49,401)	$79,552

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,493	$1,793	$300	$(1,686)	$6,900
Sales returns	655	16,236	—	(13,199)	3,692
Pricing allowances	444	2,507	—	(1,956)	995
Reserve for excess and obsolete inventory	25,111	26,224	2,217	(8,801)	44,751
Reserve for warranty	5,996	14,812	157	(1,780)	19,185
Restructuring liabilities	37,174	—	3,411	(13,468)	27,117

Total	$75,873	$61,572	$6,085	$(40,890)	$102,640

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,553	$1,752	$637	$(449)	$6,493
Sales returns	762	16,772	—	(16,879)	655
Pricing allowances	306	4,601	—	(4,463)	444
Reserve for excess and obsolete inventory	15,898	11,069	2,908	(4,764)	25,111
Reserve for warranty	3,881	8,325	—	(6,210)	5,996
Restructuring liabilities	55,691	2,932	—	(21,449)	37,174

Total	$81,091	$45,451	$3,545	$(54,214)	$75,873

(a)	Amounts represent beginning balances acquired through purchase acquisitions.

S-2

Exhibit Index

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

2.1		Merger Agreement and Plan of Reorganization by and among the registrant, RCC Acquisition Corp., Reliance Computer Corp., and the Other Parties Signatory Thereto dated as of January 5, 2001	8-K	000- 23993	2.1	01/31/2001
3.1		Amended and Restated Articles of Incorporation dated March 3, 1998	S-1/A	333-45619	3.1	03/23/1998
3.2		Certificate of Amendment of Amended and Restated Articles of Incorporation dated December 28, 1999	10-K	000-23993	3.1.2	03/31/2003
3.3		Certificate of Amendment of Amended and Restated Articles of Incorporation dated June 26, 2000	10-K	000-23993	3.1.1	04/02/2001
3.4		Bylaws as amended through August 21, 2003	10-K	000-23993	3.2	03/15/2004
10	.1*	2005 Base Salaries for Certain Executive Officers	8-K	000-23993	10.1	02/07/2005
10	.2*	2005 Performance Bonus Plan	10-Q	000-23993	10.1	07/29/2005
10	.3*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.11	11/09/2004
10	.4*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004					X
10	.5*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000-23993	10.5	02/14/2006
10	.6*	2005 Transitional Benefits for Former Chief Executive Officer	8-K	000-23993	10.1	03/01/2005
10	.7*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement	S-1/A	333-45619	10.3	02/27/1998
10	.8*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement	S-1/A	333-45619	10.12	03/23/1998
10	.9*	1998 Stock Incentive Plan (as amended and restated March 11, 2005)	10-Q	000-23993	10.1	05/04/2005
10	.10*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option, Stock Issuance Agreement, Stock Purchase Agreement and related Addenda	S-8	333-60763	99.2 & 99.4-99.11	08/06/1998
10	.11*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.3	11/09/2004
10	.12*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000-23993	10.9	03/01/2005
10	.13*	1998 Stock Incentive Plan form of Stock Option Agreement	10-Q	000-23993	10.1	11/09/2004
10	.14*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000-23993	10.2	11/09/2004
10	.15*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.5	11/09/2004

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

10	.16*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and member’s of the registrant’s Board of Directors	10-Q	000-23993	10.6	11/09/2004
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-Q	000-23993	10.8	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000-23993	10.2	05/04/2005
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial and Renewal Awards)	10-Q	000-23993	10.3	05/04/2005
10	.20*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000-23993	10.10	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000-23993	10.16	03/01/2005
10	.22*	1998 Employee Stock Purchase Plan (as amended and restated March 21, 2003)	10-Q	000-23993	10.1	11/07/2003
10	.23*	1998 Employee Stock Purchase Plan forms of Stock Purchase Agreements and Enrollment/Change Form	10-K	000-23993	10.5.1	03/15/2004
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000-23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000-23993	10.2.1	08/11/2003
10.26		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333-93457	99.2	12/22/1999
10	.27*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333-45619	10.1	02/27/1998
10	.28*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333-45619	10.2	02/27/1998
10	.29††	Development, Supply and License Agreement dated September 29, 1997 between the registrant and General Instrument Corporation, formerly known as NextLevel Systems, Inc.	S-1/A	333-45619	10.8	02/27/1998
10	.30††	Amendment dated November 22, 2000 to Development, Supply and License Agreement between the registrant and General Instrument Corporation	10-K	000-23993	10.16	04/02/2001
10	.31††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.1	05/15/2002
10	.32††	Second Amendment dated December 3, 2002 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-K	000-23993	10.22	03/31/2003
10	.33††	Third Amendment dated as of January 1, 2003 to Product Purchase Agreement between the registrant and General Instrument Corporation	8-K	000-23993	99.1	04/16/2004
10	.34††	Fourth Amendment dated March 31, 2004 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.25	05/10/2004
10	.35†	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.2	07/29/2005

			Where Located
Exhibit							Filed
Number		Description	Form	File No.	Exhibit No.	Filing Date	Herewith

10	.36†	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000-23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company	S-1	333-65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company	10-K	000-23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company	10-Q	000-23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company	10-K	000-23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation	10-K	000-23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC	10-K	000-23993	10.21	03/31/2003
10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests	10-K	000-23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company	10-K	000-23993	10.37	03/01/2005
10	.45†	Lease Agreement dated December 29, 2004 between the registrant and Irvine Commercial Property Company	10-K	000-23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000-23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation)	10-K	000-23993	10.47	02/14/2006
21.1		Subsidiaries of the Company	10-K	000-23993	21.1	02/14/2006
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.