Form 10-Q/A
period 2006-03-31
BROADCOM CORP
filed 2007-01-23
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

(949) 926-5000
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

As of December 31, 2006 the registrant had 473.5 million shares of Class A common stock, $0.0001 par value, and 74.8 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

AMENDED QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED MARCH 31, 2006

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2007 Broadcom Corporation. All rights reserved.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this amended Quarterly Report on Form 10-Q/A, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements and new accounting rules related to the expensing of stock options on our reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our restated consolidated financial statements, including those for the three months ended March 31, 2006, required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

Purpose of this Amended Quarterly Report on Form 10-Q/A

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options to purchase shares of our Class A or Class B common stock, referred to in this amended Quarterly Report on Form 10-Q/A, or this Report, as stock options or options, and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. The voluntary review consisted of two components: (1) an equity award review, so-referenced in this Report, to determine whether we used appropriate measurement dates for option grants and other equity awards made under our extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, referred to in this Report as the conduct review, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

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

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the unaudited quarterly financial information and financial statements for interim periods of 2005 and 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. The restated financial and footnote information for 2005 and prior periods is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, today.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

The amounts of the adjustments that we recorded for the years 1998 through 2005 were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in connection with our equity award review for the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

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

With respect to these individuals who were, to varying degrees, actively responsible for the lack of controls and the inappropriate grant practices, the following remedial steps were recommended by the Audit Committee and taken by Broadcom’s Board of Directors in mid-December, 2006:

•	Each of these individuals either left Broadcom in 2003 for reasons unrelated to stock option practices or has recently retired from Broadcom as a result of the conduct review.

•	Broadcom has repriced and terminated all of Mr. Ruehle’s outstanding exercisable options granted after the company’s initial public offering. The net value prior to repricing of Mr. Ruehle’s terminated options on December 15, 2006 exceeded $32 million. Broadcom also purchased from Mr. Ruehle at fair market value his outstanding vested options granted prior to Broadcom’s initial public offering. A description of Broadcom’s agreement with Mr. Ruehle pertaining to his options is included in Part III, Item 11 of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

•	Broadcom has terminated all of Ms. Tullos’ outstanding exercisable options. The net value of Ms. Tullos’ terminated options on December 15, 2006 exceeded $4 million.

•	Broadcom has repriced and terminated all of the outstanding exercisable options granted after 2002 to the former Treasurer who left Broadcom because of the conduct review, and has repriced his earlier-granted options. The net value prior to repricing of his terminated options on December 15, 2006 exceeded $450,000.

•	None of these former employees will receive any financial assistance that Broadcom may decide to make available to other employees to offset any tax consequences of the restatement.

•	Dr. Nicholas has no outstanding options.

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

Restatement of Our Consolidated Financial Statements

As a result of the findings of our equity award review, our consolidated financial statements for the three years ended December 31, 2005 and the three months ended March 31, 2006 have been restated. The restated consolidated financial statements in the Form 10-K/A include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X.

     The following table summarizes the additional deferred compensation recorded on an annual basis as a result of the equity award review, categorized by each of the three reasons that led to the determination that particular option grants failed to meet the measurement date criteria of APB 25, together with the other adjustments made that were not related to changes in measurement dates:

									Cumulative
									Amount
	Years Ended December 31,								December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2005
	(In thousands)

Additional Deferred Compensation Recorded
No contemporaneous documentation	$19,984	$119,342	$572,114	$234,552	$77,057	$14,015	$—	$—	$1,037,064
Date selection	—	226,198	442,993	45,013	178,341	11,936	—	—	904,481
Subsequent allocation	—	—	619,356	—	58,421	—	—	—	677,777
Other adjustments(a)	18,916	11,182	13,513	6,944	4,770	(3,150)	79	16	52,270

	$38,900	$356,722	$1,647,976	$286,509	$318,589	$22,801	$79	$16	$2,671,592

(a)	Represents the following adjustments to deferred compensation that were not directly related to changes in measurement dates: 1) grants to consultants; 2) grants related to incorrect commencement dates of employment; 3) modifications to the stock options of terminated employees reflecting either acceleration of the vesting period of such options or the extension of the post-service exercise period of vested stock options; and 4) additional adjustments for modifications that were previously accounted for correctly but that required additional adjustment due to revised measurement dates.

     The following table summarizes the activity in additional deferred compensation as well as additional stock-based compensation expense and related tax adjustments on an annual basis. This table does not include previously-recorded activity in deferred compensation or stock-based compensation expense.

									Cumulative
									Adjustment
	Years Ended December 31,								December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2005
	(In thousands)

Activity in Additional Deferred Compensation
Additional deferred compensation
— beginning balance	$—	$27,010	$304,443	$1,473,122	$692,689	$485,973	$129,666	$60,422	$—
Additional deferred compensation recorded	38,900	356,722	1,647,976	286,509	318,589	22,801	79	16	2,671,592
Additional stock-based compensation expense amortization	(11,770)	(74,927)	(442,326)	(347,283)	(374,337)	(112,967)	(63,239)	(42,011)	(1,468,860)
Acceleration of additional stock-based compensation expense (a)	—	—	—	(569,596)	—	(220,642)	—	—	(790,238)
Elimination due to employee terminations	(120)	(4,362)	(36,971)	(150,063)	(150,968)	(45,499)	(6,084)	(2,313)	(396,380)

Additional deferred compensation
— ending balance	$27,010	$304,443	$1,473,122	$692,689	$485,973	$129,666	$60,422	$16,114	$16,114 (b)

Additional Stock-Based Compensation Expense and Related Tax Adjustments
Additional stock-based compensation expense	$11,770	$74,927	$442,326	$916,879	$374,337	$333,609	$63,239	$42,011	$2,259,098
Other tax adjustments	—	—	—	—	—	397	1,846	2,629	4,872

Additional operating expenses	11,770	74,927	442,326	916,879	374,337	334,006	65,085	44,640	2,263,970
Income tax expense (benefit)	(3,664)	(26,686)	(167,771)	—	174,113	—	(19,525)	—	(43,533)

Net adjustment	$8,106	$48,241	$274,555	$916,879	$548,450	$334,006	$45,560	$44,640	$2,220,437

(a)	Acceleration resulting from our 2001 and 2003 stock option exchanges — See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the amended Annual Report on Form 10-K/A filed on January 23, 2007.
(b)	In accordance with the provisions of SFAS 123R, all remaining recorded deferred compensation was eliminated effective January 1, 2006 with a corresponding reduction in additional paid-in capital.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on an annual basis:

	Stock-Based Compensation Expense
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

The following table summarizes additional stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices on a quarterly basis for 2005 and the three months ended March 31, 2006.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2005	2006(1)
	(In thousands)

Additional stock-based compensation expense	$12,845	$11,599	$10,362	$7,205	$14,295
Other tax adjustments	223	441	1,084	881	2,893

Additional operating expenses	13,068	12,040	11,446	8,086	17,188
Income tax expense (benefit)	(8,255)	8,255	—	—	—

Net adjustments	$4,813	$20,295	$11,446	$8,086	$17,188

(1)	These amounts are not included in the total additional stock-based compensation expense and related tax adjustments recorded for the years 1998 through 2005 discussed above because they are calculated in accordance with SFAS 123R, which we adopted effective January 1, 2006.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
	(In thousands)

Three months ended March 31, 2005	$11,294	$4,590	$15,884
Three months ended June 30, 2005	14,548	19,854	34,402
Three months ended September 30, 2005	16,584	10,362	26,946
Three months ended December 31, 2005	17,578	7,205	24,783

Year ended December 31, 2005	$60,004	$42,011	$102,015

Three months ended March 31, 2006	$93,691	$14,295	$107,986

The amounts of the adjustments we recorded for 2005 discussed above were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

The impact of the additional stock-based compensation expense-related adjustments on our previously reported unaudited condensed consolidated balance sheet at March 31, 2006 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $7.8 million.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC today. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

Except as otherwise stated, all financial information contained in this amended Quarterly Report on Form 10-Q/A gives effect to the restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

Other Revisions in this Amended Quarterly Report

We have modified the disclosures presented in our original Quarterly Report on Form 10-Q for the three months ended March 31, 2006 to reflect the effects of the restatement of our financial statements and have modified or updated certain other information as discussed below. However, this amended Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of our Form 10-Q for the three months ended March 31, 2006 or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-Q on May 2, 2006. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with our periodic filings, as well as any Current Reports on Form 8-K, filed with the SEC subsequent to the date of the original filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, provided that you should not rely on any financial information in our previous SEC filings as noted above. The following items have been amended as a result of the restatement:

Part I — Item 1 — Financial Statements;

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4 — Controls and Procedures; and

Part II — Item 1A — Risk Factors.

In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer and Acting Chief Financial Officer as Exhibits 31 and 32.

Please refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information concerning the restatement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,868,162	$1,437,276
Short-term marketable securities	272,402	295,402
Accounts receivable, net	351,599	307,356
Inventory	226,301	194,571
Prepaid expenses and other current assets	87,355	101,271

Total current assets	2,805,819	2,335,876
Property and equipment, net	100,556	96,438
Long-term marketable securities	172,889	142,843
Goodwill	1,188,694	1,149,602
Purchased intangible assets, net	37,368	7,332
Other assets	18,156	20,108

Total assets	$4,323,482	$3,752,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,930	$289,069
Wages and related benefits	86,968	74,709
Deferred revenue	2,121	2,053
Accrued liabilities	241,031	233,663

Total current liabilities	654,050	599,494
Commitments and contingencies
Long-term liabilities	9,027	12,138
Shareholders’ equity:
Common stock	55	52
Additional paid-in capital	11,680,076	11,474,724
Notes receivable from employees	(2,544)	(4,743)
Deferred compensation	—	(194,331)
Accumulated deficit	(8,018,545)	(8,136,243)
Accumulated other comprehensive income	1,363	1,108

Total shareholders’ equity	3,660,405	3,140,567

Total liabilities and shareholders’ equity	$4,323,482	$3,752,199

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands, except
	per share data)

Net revenue	$900,647	$550,345
Cost of revenue	434,209	266,819

Gross profit	466,438	283,526
Operating expense:
Research and development	251,694	154,584
Selling, general and administrative	112,899	62,048
Amortization of purchased intangible assets	1,083	912
In-process research and development	5,200	6,652

Income from operations	95,562	59,330
Interest income, net	23,738	7,958
Other income, net	1,771	98

Income before income taxes	121,071	67,386
Provision for income taxes	3,373	3,017

Net income	$117,698	$64,369

Net income per share (basic)	$.22	$.13

Net income per share (diluted)	$.20	$.12

Weighted average shares (basic)	538,968	497,206

Weighted average shares (diluted)	601,204	534,340

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$6,286	$1,059
Research and development	70,005	15,537
Selling, general and administrative	31,695	7,543

	$107,986	$24,139

The amounts of stock-based compensation expense included in the three months ended March 31, 2006 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Had Broadcom applied the provisions of SFAS 123R in prior periods, it would have reported a net loss of $85.7 million or a $0.17 net loss per share (basic and diluted) in the three months ended March 31, 2005 (restated). See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands)

Operating activities
Net income	$117,698	$64,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,188	14,513
Stock-based compensation expense:
Stock options and other awards	93,825	18,981
Restricted stock units issued by the Company	14,161	5,158
Acquisition-related items:
Amortization of purchased intangible assets	4,064	3,202
In-process research and development	5,200	6,652
Gain on strategic investments	(700)	—
Changes in operating assets and liabilities:
Accounts receivable	(44,199)	(2,153)
Inventory	(31,105)	20,386
Prepaid expenses and other assets	16,395	2,890
Accounts payable	30,225	20,008
Accrued settlement liabilities	(2,000)	(10,053)
Other accrued liabilities	16,647	7,146

Net cash provided by operating activities	231,399	151,099

Investing activities
Net purchases of property and equipment	(14,957)	(8,054)
Net cash paid for acquisitions	(67,921)	(24,028)
Net proceeds from sales (purchases) of strategic investments	137	(119)
Purchases of marketable securities	(174,927)	(133,323)
Proceeds from maturities of marketable securities	167,881	104,951

Net cash used in investing activities	(89,787)	(60,573)

Financing activities
Net proceeds from issuance of common stock	385,161	28,226
Repurchases of Class A common stock	(93,799)	—
Repayment of notes receivable by employees	2,199	53
Excess tax benefits from stock-based compensation	338	—
Payments on assumed debt and other obligations	(4,625)	(2,482)

Net cash provided by financing activities	289,274	25,797

Increase in cash and cash equivalents	430,886	116,323
Cash and cash equivalents at beginning of period	1,437,276	858,592

Cash and cash equivalents at end of period	$1,868,162	$974,915

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1.	Summary of Significant Accounting Policies

The Company

Broadcom Corporation (“the Company”) is a global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; System I/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A filed January 23, 2007 with the SEC.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The preparation of the Company’s restated unaudited condensed consolidated financial statements required management to make judgments with respect to the methodologies it selected to calculate the adjustments contained in the Company’s restated unaudited condensed consolidated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions affected the amounts of additional deferred compensation (recorded prior to 2006) and additional stock-based compensation expense that the Company recorded in 2005 and in the three months ended March 31, 2006. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006 the Company adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statement of income for the three months ended March 31, 2006 reflects the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

On November 10, 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. The Company recorded deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. In accordance with the provisions of SFAS 123R, as of January 1, 2006 all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Class A common stock results in a greater dilutive effect from outstanding options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a greater dilutive effect on net income per share.

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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

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

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock options granted between June 1998 and May 2003, covering options to purchase 232.9 million shares of the Company’s Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement dates were applied to the affected option grants and the Company recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, the Company’s audited consolidated financial statements and related disclosures for the three years ended December 31, 2005, the unaudited quarterly financial information and financial statements for interim periods of 2005 and 2004, and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. The Company has also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. The restated financial and footnote information for 2005 and prior periods is included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

The adjustments did not affect the Company’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

The amounts of the adjustments the Company recorded for the years 1998 through 2005 were calculated pursuant to APB 25. The Company adopted SFAS 123R effective January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that the Company recorded in connection with its equity award review in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of the Company’s independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

The following table summarizes additional stock-based compensation expense and related tax adjustments resulting from the review of the Company’s equity award practices on a quarterly basis for 2005 and the three months ended March 31, 2006.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2005	2006(1)
	(In thousands)

Additional stock-based compensation expense	$12,845	$11,599	$10,362	$7,205	$14,295
Other tax adjustments	223	441	1,084	881	2,893

Additional operating expenses	13,068	12,040	11,446	8,086	17,188
Income tax expense (benefit)	(8,255)	8,255	—	—	—

Net adjustments	$4,813	$20,295	$11,446	$8,086	$17,188

(1)	These amounts are not included in the total additional stock-based compensation expense and related tax adjustments recorded for the years 1998 through 2005 discussed above because they are calculated in accordance with SFAS 123R, which the Company adopted effective January 1, 2006.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of the Company’s equity award practices on the Company’s previously-reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
	(In thousands)

Three months ended March 31, 2005	$11,294	$4,590	$15,884
Three months ended June 30, 2005	14,548	19,854	34,402
Three months ended September 30, 2005	16,584	10,362	26,946
Three months ended December 31, 2005	17,578	7,205	24,783

Year ended December 31, 2005	$60,004	$42,011	$102,015

Three months ended March 31, 2006	$93,691	$14,295	$107,986

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited condensed consolidated statements of income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006			March 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$900,647	$—	$900,647	$550,345	$—	$550,345
Cost of revenue	432,776	1,433	434,209	266,116	703	266,819

Gross profit	467,871	(1,433)	466,438	284,229	(703)	283,526
Operating expense:
Research and development	240,131	11,563	251,694	145,870	8,714	154,584
Selling, general and administrative	108,707	4,192	112,899	58,397	3,651	62,048
Amortization of purchased intangible assets	1,083	—	1,083	912	—	912
In-process research and development	5,200	—	5,200	6,652	—	6,652

Income from operations	112,750	(17,188)	95,562	72,398	(13,068)	59,330
Interest income, net	23,738	—	23,738	7,958	—	7,958
Other income, net	1,771	—	1,771	98	—	98

Income before income taxes	138,259	(17,188)	121,071	80,454	(13,068)	67,386
Provision for income taxes	3,373	—	3,373	11,272	(8,255)	3,017

Net income	$134,886	$(17,188)	$117,698	$69,182	$(4,813)	$64,369

Net income per share (basic)	$0.25	$(0.03)	$0.22	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.22	$(0.02)	$0.20	$0.13	$(0.01)	$0.12

Weighted average shares (basic)	538,968	—	538,968	497,206	—	497,206

Weighted average shares (diluted)	602,776	(1,572)	601,204	537,138	(2,798)	534,340

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31, 2006			March 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$5,005	$1,281	$6,286	$368	$691	$1,059
Research and development	60,339	9,666	70,005	7,025	8,512	15,537
Selling, general and administrative	28,347	3,348	31,695	3,901	3,642	7,543

	$93,691	$14,295	$107,986	$11,294	$12,845	$24,139

Consolidated Balance Sheets

The net impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited condensed consolidated balance sheets was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million and $7.8 million at December 31, 2005 and March 31, 2006.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three months ended March 31, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the period:

	Three Months Ended
	March 31, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income	$69,182	$(4,813)	$64,369
Add: Stock-based compensation expense included in net income	11,294	4,590	15,884
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)	(23,919)	(165,923)

Net loss — pro forma	$(61,528)	$(24,142)	$(85,670)

Net income per share (basic)	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.13	$(0.01)	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.12)	$(0.05)	$(0.17)

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	March 31,	December 31,
	2006	2005
	(In thousands)

Work in process	$98,641	$86,445
Finished goods	127,660	108,126

	$226,301	$194,571

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	March 31,			December 31,
	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$186,799	$(153,657)	$33,142	$156,099	$(150,676)	$5,423
Customer relationships	49,266	(46,066)	3,200	46,266	(45,228)	1,038
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(6,588)	1,026	7,214	(6,343)	871

	$246,995	$(209,627)	$37,368	$212,895	$(205,563)	$7,332

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

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands, except per share data)

Numerator: Net income	$117,698	$64,369

Denominator: Weighted average shares outstanding	539,207	497,971
Less: Unvested common shares outstanding	(239)	(765)

Denominator for net income per share (basic)	538,968	497,206
Effect of dilutive securities:
Unvested common shares outstanding	235	737
Stock awards	62,001	36,397

Denominator for net income per share (diluted)	601,204	534,340

Net income per share (basic)	$.22	$.13

Net income per share (diluted)	$.20	$.12

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2006 common share equivalents were calculated based on (i) stock options to purchase 121.8 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $19.85 per share and (ii) 7.3 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

4.	Business Combinations

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

The restated unaudited condensed consolidated financial statements for the three months ended March 31, 2006 include the results of operations of Sandburst commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

5.	Income Taxes

The Company recorded a tax provision of $3.4 million for the three months ended March 31, 2006 as compared to $3.0 million for the three months ended March 31, 2005, representing effective tax rates of 2.8% and 4.5%, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2006 and March 31, 2005. In addition, during the three months ended March 31, 2006 the Company realized income tax benefits of $1.7 million resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries, due to the conclusion of certain foreign tax audits and the expiration of the statute of limitations for assessment of taxes related to prior periods.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company has net deferred tax assets of $1.4 million at March 31, 2006 and December 31, 2005 in accordance with SFAS 109.

6.	Shareholders’ Equity

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. From the time the program was first implemented through March 31, 2006, the Company repurchased 7.6 million shares at a weighted average price of $32.69 per share. At March 31, 2006, $408.5 million remained available to repurchase shares under the authorized program, as amended. On July 24, 2006 the Board of Directors decided to suspend purchasing shares of the Company’s Class A common stock under the share repurchase program.

Stock Split

The Company effected a three-for-two stock split of its Class A and Class B common stock on February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006. All historical share numbers and per share amounts contained in these notes and in the unaudited condensed consolidated financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(In thousands)

Net income	$117,698	$64,369
Other comprehensive income (loss):
Translation adjustments	255	(37)

Total comprehensive income	$117,953	$64,332

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheets at March 31, 2006 and December 31, 2005 represents accumulated translation adjustments.

7.	Employee Benefit Plans

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company grants restricted stock units as part of its regular annual employee equity compensation review program, as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant.

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the three months ended March 31, 2006 is set forth below:

	Options Outstanding
			Weighted
			Average	Weighted
			Exercise	Average
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
				(Restated)
	(In thousands)

Balance at December 31, 2005	142,108	$.01 – $81.50	$19.00	$18.57
Options granted under the 1998 Plan	2,865	32.39 – 48.63	42.02	12.27
Options assumed in acquisition	107	5.26 – 40.49	7.66	41.31
Options cancelled	(493)	.01 – 46.58	21.35	10.67
Options exercised	(22,752)	.01 – 38.17	17.32	19.40

Balance at March 31, 2006	121,835	.01 – 81.50	19.85	18.30

At March 31, 2006, outstanding options to purchase 67.3 million shares were exercisable with an average per share exercise price of $17.73. The weighted average remaining contractual life of options outstanding and of options exercisable as of March 31, 2006 were 6.9 years and 6.1 years, respectively.

The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $566.2 million. This intrinsic value represents the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s Class A common stock of $43.16 on March 31, 2006, the total pretax intrinsic value of all outstanding options was $2.844 billion. The total pretax intrinsic value of exercisable options was $1.712 billion.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity under the 1998 Plan in the three months ended March 31, 2006 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2005	7,090	$23.48
Restricted stock units granted under the 1998 Plan	780	43.00
Restricted stock units cancelled	(48)	22.28
Restricted stock units vested	(535)	23.57

Balance at March 31, 2006	7,287	25.57

The total pretax intrinsic value of restricted stock units that vested during the three months ended March 31, 2006 was $24.1 million. Based on the closing price of the Company’s Class A common stock of $43.16 on March 31, 2006, the total pretax intrinsic value of all outstanding restricted stock units was $314.5 million.

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

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense by functional line item:

	Three Months Ended
	March 31,
	2006(1)	2005
	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$6,286	$1,059
Research and development	70,005	15,537
Selling, general and administrative	31,695	7,543

	$107,986	$24,139

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of additional stock-based compensation expense that is included in each functional line item as a result of the restatement in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Cost of revenue	$1,281	$691
Research and development	9,666	8,512
Selling, general and administrative	3,348	3,642

	$14,295	$12,845

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended
	March 31,
	2006	2005

Expected life (in years)	3.00	3.25
Volatility	0.35	0.41
Risk-free interest rate	4.62%	3.95%
Dividend yield	0.00%	0.00%

The weighted average fair values per share of the restricted stock units awarded in the three months ended March 31, 2006 and 2005 were $43.00 and $21.46, respectively, calculated based on the fair market value of the Company’s Class A common stock on the respective grant dates.

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it should not have a material impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2010 related to unvested share-based payment awards at March 31, 2006 is $724.4 million. Of this amount, $260.4 million, $277.5 million, $142.5 million and $44.0 million are currently estimated to be recorded in the remainder of 2006, in 2007, 2008 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 94% of the total unearned stock-based compensation at March 31, 2006 will be expensed by the end of 2008. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

The Company granted employee stock options to purchase 12.4 million shares of its common stock and 6.2 million restricted stock units in the second quarter of 2006 as part of the Company’s regular annual equity compensation review program. The Company will recognize up to $415.4 million of stock-based compensation expense, net of forfeitures, related to those awards. This unearned stock-based compensation is being amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Three Months Ended
March 31,
2005
(Restated)
(In thousands, except
per share data)

Net income — as reported	$64,369
Add: Stock-based compensation expense included in net income — as reported	15,884
Deduct: Stock-based compensation expense determined under the fair value method	(165,923)

Net loss — pro forma	$(85,670)

Net income per share (basic) — as reported	$0.13

Net income per share (diluted) — as reported	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.17)

8.	Litigation

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

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. At Qualcomm’s request, the U.S. Patent and Trademark Office (“USPTO”) is reexamining one of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 Initial Determination finding all three patents valid and one infringed. The Commission is currently considering the appropriate remedies for Qualcomm’s infringement. A decision is expected in March 2007.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

By a Stipulation of Settlement (the “Stipulation”) dated as of June 24, 2005, the parties agreed to settle the Class Action. Pursuant to the Stipulation, the Class Action has been dismissed with prejudice in exchange for an aggregate payment of $150.0 million (the “Settlement Fund”), which will be distributed to class members after the payment of the costs of administering the settlement and fees and costs awarded to plaintiffs’ counsel by the court. The Company’s insurance carriers paid $40.0 million of the Settlement Fund, and the balance was paid by the Company. As part of the settlement, the Company and the other Defendants continue to deny any liability or wrongdoing with respect to the claims raised in the Class Action. In September 2005 the court granted final approval of the Stipulation and entered final judgment and an order of dismissal thereon and made effective full releases by all class members of all claims relating to the matters asserted in the Class Action. In October 2005 two

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objectors to the settlement filed notices of appeal before the Ninth Circuit Court of Appeals from, among other things, the order granting final approval of the settlement and the final judgment and order of dismissal. In December 2005 one of the objectors decided to voluntarily dismiss its appeal, and the parties filed a stipulation with the Ninth Circuit Court of Appeals dismissing that appeal. The second objector also decided to voluntarily dismiss its appeal, and the parties filed a stipulation in January 2006 dismissing the final appeal. The settlement, final judgment and order of dismissal are now final and no longer subject to appeal.

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

From May 2006 through August 2006, a number of purported Broadcom shareholders brought five putative shareholder derivative actions (the “Options Derivative Actions”) against Broadcom, our entire Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging that the defendants improperly dated certain Broadcom employee stock option grants. Three of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), and Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) were filed in the United States District Court for the Central District of California. The District Court consolidated those actions and the Jin action described above by orders in August and October 2006, and the plaintiffs filed a consolidated amended complaint in November 2006. The remaining two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al.  (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state-court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cautionary Statement

You should read the following discussion and analysis in conjunction with our restated Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this amended Quarterly Report on Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/ or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Purpose of this Amended Quarterly Report on Form 10-Q/A

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. The voluntary review consisted of two components: (1) an equity award review, to determine whether we used appropriate measurement dates for option grants and other equity awards made under our extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

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

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the unaudited quarterly financial information and financial statements for interim periods of 2005 and 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for the interim periods of 2005 and 2004. The restated financial and footnote information for 2005 and prior periods is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with SEC today.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

The amounts of the adjustments that we recorded for the years 1998 through 2005 were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in connection with our equity award review in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

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

Related Tax Adjustments

In our restatements for 1998, 1999, and 2000 we recorded income tax benefits of $3.7 million, $26.7 million, and $167.8 million, respectively, with respect to additional stock-based compensation expense relating to U.S. based income. At December 31, 2000 we had additional deferred tax assets of $174.1 million for additional stock-based compensation expense related to outstanding and unexercised stock options because we believed such amounts would more likely than not be realized given our expected future income from ordinary and recurring operations and tax planning strategies. No tax benefits were recorded for additional stock-based compensation expense recorded during 2001 as such amounts were offset by a valuation allowance because we did not believe such additional deferred tax assets were more likely than not to be realized. At December 31, 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate as a result of our cumulative losses as of December 31, 2002, which caused a presumption that any deferred tax assets would be difficult to realize, and reversed the $174.1 million recorded in 2000, thereby increasing our 2002 income tax expense by $174.1 million and eliminating all previously recorded deferred tax assets. We recorded an income tax benefit of $19.5 million in 2004 related to income tax benefits realized from employee stock option exercises in 2004 that reduced our tax liabilities. Prior to the restatement, such income tax benefits were credited to additional paid-in capital because there was no associated stock-based compensation expense related to such employee stock options. No income tax benefits were recorded for additional stock-based compensation in 2003 and 2005 because of our domestic tax losses prior to deductions related to employee stock options. As a result, the cumulative net income tax benefit we recorded through December 31, 2005 was $43.5 million. We also recorded other non income tax adjustments of $4.9 million, resulting in total related tax adjustments of $38.7 million.

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

With respect to these individuals who were, to varying degrees, actively responsible for the lack of controls and the inappropriate grant practices, the following remedial steps were recommended by the Audit Committee and taken by Broadcom’s Board of Directors in mid-December, 2006:

•	Each of these individuals either left Broadcom in 2003 for reasons unrelated to stock option practices or has recently retired from Broadcom as a result of the conduct review.

•	Broadcom has repriced and terminated all of Mr. Ruehle’s outstanding exercisable options granted after the Company’s initial public offering. The net value prior to repricing of Mr. Ruehle’s terminated options on December 15, 2006 exceeded $32 million. Broadcom also purchased from Mr. Ruehle at fair market value his outstanding vested options granted prior to Broadcom’s initial public offering. A description of Broadcom’s agreement with Mr. Ruehle pertaining to his options is included in Part III, Item 11 of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

•	Broadcom has terminated all of Ms. Tullos’ outstanding exercisable options. The net value of Ms. Tullos’ terminated options on December 15, 2006 exceeded $4 million.

•	Broadcom has repriced and terminated all of the outstanding exercisable options granted after 2002 to the former Treasurer who left Broadcom because of the conduct review, and has repriced his earlier-granted options. The net value prior to repricing of his terminated options on December 15, 2006 exceeded $450,000.

•	None of these former employees will receive any financial assistance that Broadcom may decide to make available to other employees to offset any tax consequences of the restatement.

•	Dr. Nicholas has no outstanding options.

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

Restatement of Our Consolidated Financial Statements

As a result of the findings of our equity award review, our consolidated financial statements for the three years ended December 31, 2005 and the three months ended March 31, 2006, have been restated. The restated consolidated financial statements in the Form 10-K/A include unaudited financial information for interim periods of 2005 and 2004 consistent with Article 10-01 of Regulation S-X.

The following table summarizes the additional deferred compensation recorded on an annual basis as a result of the equity award review, categorized by each of the three reasons that led to the determination that particular option grants failed to meet the measurement date criteria of APB 25, together with the other adjustments made that were not related to changes in measurement dates:

									Cumulative
									Amount
	Years Ended December 31,								December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2005
	(In thousands)

Additional Deferred Compensation Recorded
No contemporaneous documentation	$19,984	$119,342	$572,114	$234,552	$77,057	$14,015	$—	$—	$1,037,064
Date selection	—	226,198	442,993	45,013	178,341	11,936	—	—	904,481
Subsequent allocation	—	—	619,356	—	58,421	—	—	—	677,777
Other adjustments(a)	18,916	11,182	13,513	6,944	4,770	(3,150)	79	16	52,270

	$38,900	$356,722	$1,647,976	$286,509	$318,589	$22,801	$79	$16	$2,671,592

(a)	Represents the following adjustments to deferred compensation that were not directly related to changes in measurement dates: 1) grants to consultants; 2) grants related to incorrect commencement dates of employment; 3) modifications to the stock options of terminated employees reflecting either acceleration of the vesting period of such options or the extension of the post-service exercise period of vested stock options; and 4) additional adjustments for modifications that were previously accounted for correctly but that required additional adjustment due to revised measurement dates.

The following table summarizes the activity in additional deferred compensation as well as additional stock-based compensation expense and related tax adjustments on an annual basis. This table does not include previously-recorded activity in deferred compensation or stock-based compensation expense.

									Cumulative
									Adjustment
	Years Ended December 31,								December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2005
	(In thousands)

Activity in Additional Deferred Compensation
Additional deferred compensation
— beginning balance	$—	$27,010	$304,443	$1,473,122	$692,689	$485,973	$129,666	$60,422	$—
Additional deferred compensation recorded	38,900	356,722	1,647,976	286,509	318,589	22,801	79	16	2,671,592
Additional stock-based compensation expense amortization	(11,770)	(74,927)	(442,326)	(347,283)	(374,337)	(112,967)	(63,239)	(42,011)	(1,468,860)
Acceleration of additional stock-based compensation expense(a)	—	—	—	(569,596)	—	(220,642)	—	—	(790,238)
Elimination due to employee terminations	(120)	(4,362)	(36,971)	(150,063)	(150,968)	(45,499)	(6,084)	(2,313)	(396,380)

Additional deferred compensation
— ending balance	$27,010	$304,443	$1,473,122	$692,689	$485,973	$129,666	$60,422	$16,114	$16,114 (b)

Additional Stock-Based Compensation Expense and Related Tax Adjustments
Additional stock-based compensation expense	$11,770	$74,927	$442,326	$916,879	$374,337	$333,609	$63,239	$42,011	$2,259,098
Other tax adjustments	—	—	—	—	—	397	1,846	2,629	4,872

Additional operating expenses	11,770	74,927	442,326	916,879	374,337	334,006	65,085	44,640	2,263,970
Income tax expense (benefit)	(3,664)	(26,686)	(167,771)	—	174,113	—	(19,525)	—	(43,533)

Net adjustment	$8,106	$48,241	$274,555	$916,879	$548,450	$334,006	$45,560	$44,640	$2,220,437

(a)	Acceleration resulting from our 2001 and 2003 stock option exchanges — See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the amended Annual Report on Form 10-K/A filed on January 23, 2007.
(b)	In accordance with the provisions of SFAS 123R, all remaining recorded deferred compensation was eliminated effective January 1, 2006 with a corresponding reduction in additional paid-in capital.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on an annual basis:

	Stock-Based Compensation Expense
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

The following table summarizes additional stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices on a quarterly basis for 2005 and the three months ended March 31, 2006.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2005	2006(1)
	(In thousands)

Additional stock-based compensation expense	$12,845	$11,599	$10,362	$7,205	$14,295
Other tax adjustments	223	441	1,084	881	2,893

Additional operating expenses	13,068	12,040	11,446	8,086	17,188
Income tax expense (benefit)	(8,255)	8,255	—	—	—

Net adjustments	$4,813	$20,295	$11,446	$8,086	$17,188

(1)	These amounts are not included in the total additional stock-based compensation expense and related tax adjustments recorded for the years 1998 through 2005 discussed above because they are calculated in accordance with SFAS 123R, which we adopted effective January 1, 2006.

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on our previously-reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
	(In thousands)

Three months ended March 31, 2005	$11,294	$4,590	$15,884
Three months ended June 30, 2005	14,548	19,854	34,402
Three months ended September 30, 2005	16,584	10,362	26,946
Three months ended December 31, 2005	17,578	7,205	24,783

Year ended December 31, 2005	$60,004	$42,011	$102,015

Three months ended March 31, 2006	$93,691	$14,295	$107,986

The amounts of the adjustments we recorded for 2005 discussed above were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

The impact of the additional stock-based compensation expense-related adjustments on our previously reported unaudited condensed consolidated balance sheets at March 31, 2006 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $7.8 million.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC today. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported unaudited condensed consolidated statements of income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006			March 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$900,647	$—	$900,647	$550,345	$—	$550,345
Cost of revenue	432,776	1,433	434,209	266,116	703	266,819

Gross profit	467,871	(1,433)	466,438	284,229	(703)	283,526
Operating expense:
Research and development	240,131	11,563	251,694	145,870	8,714	154,584
Selling, general and administrative	108,707	4,192	112,899	58,397	3,651	62,048
Amortization of purchased intangible assets	1,083	—	1,083	912	—	912
In-process research and development	5,200	—	5,200	6,652	—	6,652

Income from operations	112,750	(17,188)	95,562	72,398	(13,068)	59,330
Interest income, net	23,738	—	23,738	7,958	—	7,958
Other income, net	1,771	—	1,771	98	—	98

Income before income taxes	138,259	(17,188)	121,071	80,454	(13,068)	67,386
Provision for income taxes	3,373	—	3,373	11,272	(8,255)	3,017

Net income	$134,886	$(17,188)	$117,698	$69,182	$(4,813)	$64,369

Net income per share (basic)	$0.25	$(0.03)	$0.22	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.22	$(0.02)	$0.20	$0.13	$(0.01)	$0.12

Weighted average shares (basic)	538,968	—	538,968	497,206	—	497,206

Weighted average shares (diluted)	602,776	(1,572)	601,204	537,138	(2,798)	534,340

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31, 2006			March 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$5,005	$1,281	$6,286	$368	$691	$1,059
Research and development	60,339	9,666	70,005	7,025	8,512	15,537
Selling, general and administrative	28,347	3,348	31,695	3,901	3,642	7,543

	$93,691	$14,295	$107,986	$11,294	$12,845	$24,139

Condensed Consolidated Balance Sheets

The net impact of the additional stock-based compensation expense-related adjustments on our previously-reported condensed consolidated balance sheets was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 and $7.8 million at December 31, 2005 and March 31, 2006.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three months ended March 31, 2005, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma illustrations for the period:

	Three Months Ended
	March 31, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income	$69,182	$(4,813)	$64,369
Add: Stock-based compensation expense included in net income	11,294	4,590	15,884
Deduct: Stock-based compensation expense determined under the fair value method	(142,004)	(23,919)	(165,923)

Net loss — pro forma	$(61,528)	$(24,142)	$(85,670)

Net income per share (basic)	$0.14	$(0.01)	$0.13

Net income per share (diluted)	$0.13	$(0.01)	$0.12

Net loss per share (basic and diluted) — pro forma	$(0.12)	$(0.05)	$(0.17)

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

In the three months ended March 31, 2006 our net income was $117.7 million as compared to $64.4 million in the three months ended March 31, 2005, a difference of $53.3 million. This improvement in profitability was the direct result of a 63.7% increase in net revenue and a 0.3 percentage point improvement in gross margin. This resulted in an increase of $182.9 million in gross profit. This amount was partially offset by an increase in stock-based compensation of $83.8 million.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the three months ended March 31, 2006.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers, at which time the terms of the sale become fixed and determinable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 7 of our Notes to Unaudited Condensed Consolidated Financial Statements. See “Critical Accounting Policies and Estimates Applied to the Restatement of Broadcom’s Consolidated Financial Statements” for additional discussion of the estimates and assumptions used to calculated the adjustments to our consolidated financial statements for stock option grants awarded between June 1998 and May 2003.

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

Date of Execution of Unanimous Written Consents

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

Date of Notification to Employee-Recipients

In those instances in which option grants were awarded but we intentionally did not notify the employees of such option grants for an extended period, the additional deferred compensation was calculated based on our best approximation of the date on which notification of the option grant to the affected employee occurred and the fair market value of the shares at the time of notification. For 78% of these option grants, we located copies of written grant notifications, which were signed and dated by the employee-recipient, or signed by the employee-recipient and dated by the Shareholder Services or Human Resources Department when received. While we believe that notification is not an explicit criterion required by APB 25 to establish a measurement date, in these instances we determined that the date of notification to those employees represented the best approximation of the date on which the measurement date criteria could have been met with finality, and that the date recorded on the written notification represented the best approximation of the appropriate measurement date under APB 25. For each of the remaining 22% of the affected option grants for which we were unable to locate documentation of written option grant notification (representing fewer than 0.6% of the total number of grants made from June 1998 through May 2003), we identified an approximate range of dates during which employee notification likely occurred. The ranges were determined based on periodic option grant reports that were prepared using the Equity Edge system. We concluded that the average closing stock price during each date range represented the best approximation of the intrinsic value of each option grant for which we were unable to locate documentation of written option grant notification.

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

	Gross Additional Stock-Based	Difference From
Method	Compensation Expense	Actual Notice		% Difference

Actual Notice	$403.7 million

Average Price	$386.4 million	$(17	.3) million	(4	.3)%
Highest Price	$597.6 million	$193	.9 million	48.0%
Lowest Price	$179.6 million	$(224	.1) million	(55	.5)%

Had we used the dates of entry into the Equity Edge system in these instances, rather than the later notification dates, our total gross additional deferred compensation adjustment would have been reduced by $251.1 million.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table sets forth certain consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months
	Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Net revenue	100.0%	100.0%
Cost of revenue(1)	48.2	48.5

Gross profit	51.8	51.5
Operating expense:
Research and development(1)	28.0	28.1
Selling, general and administrative(1)	12.5	11.3
Amortization of purchased intangible assets	0.1	0.1
In-process research and development	0.6	1.2

Income from operations	10.6	10.8
Interest income, net	2.6	1.4
Other income, net	0.2	0.0

Income before income taxes	13.4	12.2
Provision for income taxes	0.3	0.5

Net income	13.1%	11.7%

(1)	The percentages included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
	(In thousands, except percentages)

Net revenue	$900,647	100.0%	$550,345	100.0%	$350,302	63.7%
Cost of revenue(1)	434,209	48.2	266,819	48.5	167,390	62.7

Gross profit	$466,438	51.8%	$283,526	51.5%	$182,912	64.5

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

The increase in absolute dollars of gross profit in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from the 63.7% increase in net revenue. Gross margin increased from 51.5% in the three months ended March 31, 2005 to 51.8% in the three months ended March 31, 2006. The primary factors that contributed to this 0.3 percentage point improvement in gross margin were (i) improvements in manufacturing overhead as a percentage of revenue due to our significant growth partially offset by (ii) an increase in provisions for excess and obsolete inventory and warranty costs and stock-based compensation expense, the latter resulting from the adoption of SFAS 123R. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006(1)		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)		(Restated)
(In thousands, except percentages)

Research and development	$251,694	28.0%	$154,584	28.1%	$97,110	62.8%
Selling, general and administrative	112,899	12.5	62,048	11.3	50,851	82.0

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from a $54.5 million increase in stock-based compensation and a $26.6 million increase in personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities since March 31, 2005, resulting from both direct hiring and acquisitions, and (iii) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

The increase in selling, general and administrative expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted primarily from the $24.2 million increase in stock-based compensation, and increases in legal fees and personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities since March 31, 2005, resulting from both direct hiring and acquisitions, and (iv) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below. For a further discussion of our litigation matters, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2006(1)	2005
	(Restated)	(Restated)
	(In thousands)

Cost of revenue	$6,286	$1,059
Research and development	70,005	15,537
Selling, general and administrative	31,695	7,543

	$107,986	$24,139

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

The following table presents details of additional stock-based compensation expense that is included in each functional line item as a result of the restatement in our unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Cost of revenue	$1,281	$691
Research and development	9,666	8,512
Selling, general and administrative	3,348	3,642

	$14,295	$12,845

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it should not have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at March 31, 2006 is $724.4 million. Of this amount, $260.4 million, $277.5 million, $142.5 million and $44.0 million are currently estimated to be recorded in the remainder of 2006, in 2007, 2008 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 94% of the total unearned stock-based compensation at March 31, 2006 will be expensed by the end of 2008. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

Interest and Other Income, Net

The following table presents interest and other income, net, for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
		(In thousands, except percentages)

Interest income, net	$23,738	2.6%	$7,958	1.4%	$15,780	198.3%
Other income, net	1,771	0.2	98	0.0	1,673	—

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

Provision for Income Taxes

We recorded a tax provision of $3.4 million for the three months ended March 31, 2006 as compared to $3.0 million for the three months ended March 31, 2005, representing effective tax rates of 2.8% and 4.5%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2006 and March 31, 2005. In addition, during the three months ended March 31, 2006 we realized income tax benefits of $1.7 million resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries, due to the conclusion of certain foreign tax audits and the expiration of the statute of limitations for assessment of taxes related to prior periods.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we have net deferred tax assets of $1.4 million at March 31, 2006 and December 31, 2005 in accordance with SFAS 109.

Subsequent Event

We recorded total charges of $10.9 million in the three months ended September 30, 2006 and expect to record $50.6 million in the three months ended December 31, 2006 in connection with payments we have decided to make to or on behalf of certain current and former employees related to consequences of the equity award review, as well as non-cash stock-based compensation expense we incurred related to the extension of the post-service stock option exercise period for certain former employees. The payments are to remunerate participants in the employee stock purchase plan who were unable to purchase shares thereunder during the period in which we were not current in our SEC reporting obligations, to remediate adverse tax consequences, if any, to individuals that may result from the equity award review, and to compensate individuals for the value of stock options that expired or would have expired during the period in which we were not current in our SEC reporting obligations.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	March 31,	December 31,	Increase
	2006	2005	(Decrease)
	(In thousands)

Working capital (restated)	$2,151,769	$1,736,382	$415,387

Cash and cash equivalents(1)	$1,868,162	$1,437,276	$430,886
Short-term marketable securities(1)	272,402	295,402	(23,000)
Long-term marketable securities	172,889	142,843	30,046

	$2,313,453	$1,875,521	$437,932

(1)	Included in working capital.

Our working capital increased in the three months ended March 31, 2006 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the repurchase of shares of our Class A common stock, the acquisition of Sandburst Corporation, and the purchase of long-term marketable securities and property and equipment.

Cash Provided and Used in the Three Months Ended March 31, 2006 and 2005.  Cash and cash equivalents increased to $1.868 billion at March 31, 2006 from $1.437 billion at December 31, 2005 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In the three months ended March 31, 2006 our operating activities provided $231.4 million in cash. This was primarily the result of $117.7 million in net income and $127.7 million in net non-cash operating expenses offset in part by $14.0 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the three months ended March 31, 2005 our operating activities provided $151.1 million in cash. This was primarily the result of $64.4 in net income, $48.5 million in net non-cash operating expenses and $38.2 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

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

Due to the increase in the price of our Class A common stock, a greater number of stock options were exercised by employees, and we received more proceeds from the exercise of stock options, in the three months ended March 31, 2006 than during the three months ended March 31, 2005. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce future increases in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we have determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

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

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have filed a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. We have not issued any securities under the universal shelf registration statement. Because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all reports required to be filed with the SEC during the preceding twelve calendar months, we will not be able to issue shares under the Form S-3 until December 1, 2007. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of March 31, 2006, the carrying and fair value of our strategic investments was $4.5 million.

Item 4.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this amended Quarterly Report on Form 10-Q/A, our current management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, which included the findings of the voluntary review and the restatement described herein, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level at March 31, 2006 because of a material weakness in internal control over financial reporting. Since the material weakness was remediated as of the date of this filing, our principal executive officer and principal financial officer have determined that disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.

We recently completed a voluntary review of our equity award practices. The review covered all grants of options and other equity awards made since our initial public offering in April 1998. During the course of the equity award review, we identified instances in which: (i) option grants failed to meet the measurement date criteria of APB 25; (ii) we did not notify some of the employee-recipients of their option grants for extended periods; (iii) grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees; (iv) grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment; and (v) modifications made to employee stock options were not accounted for in accordance with APB 25. Details of the results of the equity award review and the restatement of our financial statements are discussed in the Explanatory Note at the beginning of this Report and in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Further details of the restatement of our financial statements for 2005 and prior periods can be found in the Explanatory Note and in Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15, of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC January 23, 2007.

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

As of the date of this filing, these controls continue to be in effect. Currently, the Compensation Committee and Equity Award Committee each holds monthly equity award meetings based upon a predetermined schedule.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our amended and subsequent reports on Forms 10-K/A, 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

In connection with our previously announced equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and have restated our financial statements for the first quarter of 2006 as well. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, which have been superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and in this Report.

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

These expenses had the effect of decreasing income from operations, net income, and net income per share (basic and diluted) in affected periods in which we reported a profit, and increasing loss from operations, net loss, and net loss per share in affected periods in which we reported a loss. Information regarding the effect of the restatement on our financial statements for various periods is provided in Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.

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

Additionally, as discussed in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

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

In assessing the findings of the voluntary review as well as the restatement, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2005. Management believes this material weakness was remediated as of September 19, 2006 and, accordingly, no longer exists as of the date of this filing. See the discussion included in Part I, Item 4 of this Report for additional information regarding our internal control over financial reporting.

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

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	That May yet be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

January 1, 2006 – January 31, 2006	116	$38.07	116
February 1, 2006 – February 28, 2006	907	$45.65	907
March 1, 2006 – March 31, 2006	1,062	$45.20	1,062

Total	2,085	$45.00	2,085	$408,458

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

2006 Annual Meeting of Shareholders

Re-election of Directors

At Broadcom’s 2006 Annual Meeting of Shareholders, held April 27, 2006, or the Annual Meeting, each of the nine incumbent members of our Board of Directors — George L. Farinsky, Maureen E. Grzelakowski, Nancy H. Handel, John Major, Scott A. McGregor, Alan E. Ross, Henry Samueli, Ph.D., Robert E. Switz and Werner F. Wolfen — was re-elected to serve on the Board until the next annual meeting of shareholders and/or until his or her successor is duly elected and qualified.

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

Approval of Amendment and Restatement of Broadcom’s 1998 Stock Incentive Plan

The shareholders also approved an amendment and restatement of our 1998 Plan that (i) restructures the Director Automatic Grant Program in effect for new and continuing non-employee Board members to (A) revise the number of shares of Class A common stock that will be subject to the combined stock option grant and restricted stock unit award made to each non-employee Board member at each annual meeting of shareholders, beginning with the Annual Meeting; (B) provide for the proration of the combined award for any non-employee Board members who commence service on a date that is not the day of an annual meeting of shareholders, and (C) eliminate the initial awards of stock options and restricted stock units that would be made under the prior program to newly appointed or elected non-employee Board members as well as the renewal awards that would otherwise be made under the prior program every four years to continuing non-employee Board members; (ii) revises the cash flow performance goal under the Stock Issuance Program to allow certain adjustments (similar to those currently permitted for earnings or net income per share and net income or operating income) to be made in calculating whether that performance goal has been met with respect to any future awards contingent in whole or in part upon the achievement of specific objectives related to the attainment of such goal; and (iii) effects various technical revisions to facilitate plan administration.

Our Board adopted the amendment and restatement on February 24, 2006, subject to shareholder approval at the Annual Meeting.

Ratification of Appointment of Ernst & Young LLP

Finally, the shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2006.

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

Approval of 2006 Bonus Plan

On April 27, 2006 the Compensation Committee of our Board approved the 2006 Performance Bonus Plan, or the “2006 Bonus Plan”, to provide executive officers and certain other employees with incentive awards based upon the achievement of certain goals relating to Broadcom’s performance and/or upon the achievement of individual performance goals. The Compensation Committee of the Board has the exclusive authority to administer the 2006 Bonus Plan.

The 2006 Bonus Plan provides for a target potential bonus pool of $14,000,000, and a maximum bonus pool of $21,000,000, which will be paid to participants in the form of cash. The eligible participants in the 2006 Bonus Plan are our executive officers, other officers, senior managers, and certain other key employees, as recommended by our Chief Executive Officer and approved by the Compensation Committee. The size of the bonus pool will be established based upon the company’s achievement of one or more target objectives tied to the following financial measures of company performance: (i) net revenue, (ii) gross margin, (iii) operating margin, (iv) net income per share, (v) stock price change relative to the stock price performance of certain companies with which we compete and (vi) free cash flow. For the purpose of determining whether the goals in items (ii), (iii), (iv) and (vi) have been met, the Compensation Committee will use numbers reported by Broadcom in accordance with generally accepted accounting principles in the U.S., as adjusted for non-cash, non-recurring, extraordinary and certain other items.

Individual awards from the bonus pool will be determined for executive officers, and approved for all other participants, by the Compensation Committee. We currently anticipate that awards under the 2006 Bonus Plan will be determined and paid in the first quarter of 2007.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

		Where Located
Exhibit			File	Exhibit	Filing	Filed
Number	Description	Form	No.	No.	Date	Herewith

10.1	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Annual Grant.	10-Q	000-23993	10.1	05/02/2006
10.2	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Pro-rated Grant.	10-Q	000-23993	10.1	05/02/2006
10.3	Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors.	10-Q	000-23993	10.1	05/02/2006
10.4	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Annual Award.	10-Q	000-23993	10.1	05/02/2006
10.5	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Pro-rated Award.	10-Q	000-23993	10.1	05/02/2006
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Bruce E. Kiddoo
Bruce E. Kiddoo
Vice President, Corporate Controller and Acting
Chief Financial Officer
(Principal Financial and Accounting Officer)

January 23, 2007

EXHIBIT INDEX

		Where Located
Exhibit			File	Exhibit	Filing	Filed
Number	Description	Form	No.	No.	Date	Herewith

10.1	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Annual Grant.	10-Q	000-23993	10.1	05/02/2006
10.2	1998 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option — Pro-rated Grant.	10-Q	000-23993	10.1	05/02/2006
10.3	Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors.	10-Q	000-23993	10.1	05/02/2006
10.4	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Annual Award.	10-Q	000-23993	10.1	05/02/2006
10.5	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors — Pro-rated Award.	10-Q	000-23993	10.1	05/02/2006
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X