Form 10-Q
period 2006-06-30
BROADCOM CORP
filed 2007-01-23
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2007 Broadcom Corporation. All rights reserved.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements and new accounting rules related to the expensing of stock options on our reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our restated consolidated financial statements for the three months ended March 31, 2006 and prior periods required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation and additional stock-based compensation expense that we recorded in 2005 and the six months ended June 30, 2006. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options to purchase shares of our Class A or Class B common stock, referred to in this Quarterly Report on Form 10-Q, or this Report, as stock options or options, and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. The voluntary review consisted of two components: (1) an equity award review, so-referenced in this Report, to determine whether we used appropriate measurement dates for option grants and other equity awards made under our extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, referred to in this Report as the conduct review, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

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

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the unaudited quarterly unaudited financial information and financial statements for interim periods of 2005 and 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. This restated financial and footnote information is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the Securities and Exchange Commission, or SEC, today.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

The amounts of the adjustments we recorded for the years 1998 through 2005 were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in connection with our equity award review in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

The follow table summarizes additional stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices on a quarterly basis for 2005 and the three months ended March 31, 2006:

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

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on previously-reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

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

This Quarterly Report on Form 10-Q should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today.

Share and per share information presented in this Report has been adjusted to reflect all splits and dividends of our common stock subsequent to April 16, 1998, including the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
		(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,838,372	$1,437,276
Short-term marketable securities	366,894	295,402
Accounts receivable, net	408,301	307,356
Inventory	278,036	194,571
Prepaid expenses and other current assets	90,242	101,271

Total current assets	2,981,845	2,335,876
Property and equipment, net	110,691	96,438
Long-term marketable securities	171,961	142,843
Goodwill	1,186,286	1,149,602
Purchased intangible assets, net	34,019	7,332
Other assets	15,916	20,108

Total assets	$4,500,718	$3,752,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,011	$289,069
Wages and related benefits	73,852	74,709
Deferred revenue	1,520	2,053
Accrued liabilities	257,628	233,663

Total current liabilities	654,011	599,494
Commitments and contingencies
Long-term liabilities	7,952	12,138
Shareholders’ equity:
Common stock	55	52
Additional paid-in capital	11,752,767	11,474,724
Notes receivable from employees	(2,317)	(4,743)
Deferred compensation	—	(194,331)
Accumulated deficit	(7,912,459)	(8,136,243)
Accumulated other comprehensive income	709	1,108

Total shareholders’ equity	3,838,755	3,140,567

Total liabilities and shareholders’ equity	$4,500,718	$3,752,199

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands, except per share data)

Net revenue	$941,131	$604,861	$1,841,778	$1,155,206
Cost of revenue	457,374	284,092	891,583	550,911

Gross profit	483,757	320,769	950,195	604,295
Operating expense:
Research and development	280,024	161,991	531,718	316,575
Selling, general and administrative	121,982	64,899	234,881	126,947
Amortization of purchased intangible assets	605	1,040	1,688	1,952
In-process research and development	—	—	5,200	6,652
Settlement costs	—	110,000	—	110,000

Income (loss) from operations	81,146	(17,161)	176,708	42,169
Interest income, net	28,194	10,678	51,932	18,636
Other income, net	1,448	679	3,219	777

Income (loss) before income taxes	110,788	(5,804)	231,859	61,582
Provision (benefit) for income taxes	4,702	(570)	8,075	2,447

Net income (loss)	$106,086	$(5,234)	$223,784	$59,135

Net income (loss) per share (basic)	$.19	$(.01)	$.41	$.12

Net income(loss) per share (diluted)	$.18	$(.01)	$.37	$.11

Weighted average shares (basic)	547,790	502,353	543,379	499,779

Weighted average shares (diluted)	594,546	502,353	597,875	536,858

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006(1)	2005	2006(1)	2005
		(Restated)		(Restated)
	(In thousands)

Cost of revenue	$7,105	$1,007	$13,391	$2,066
Research and development	86,420	17,872	156,425	33,409
Selling, general and administrative	38,940	7,268	70,635	14,811

	$132,465	$26,147	$240,451	$50,286

The amounts included in the three and six months ended June 30, 2006 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Had Broadcom applied the provisions of SFAS 123R in prior periods, it would have reported a net loss of $128.8 million or a $0.26 net loss per share (basic and diluted) in the three months ended June 30, 2005 and a net loss of $214.4 million or a $0.43 net loss per share (basic and diluted) in the six months ended June 30, 2005. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
		(Restated)
	(In thousands)

Operating activities
Net income	$223,784	$59,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,325	27,778
Stock-based compensation expense:
Stock options and other awards	181,248	36,727
Restricted stock units issued by the Company	59,203	13,559
Acquisition-related items:
Amortization of purchased intangible assets	7,413	7,486
In-process research and development	5,200	6,652
Gain on strategic investments	(700)	—
Changes in operating assets and liabilities:
Accounts receivable	(100,901)	(37,848)
Inventory	(82,840)	(4,728)
Prepaid expenses and other assets	17,747	(10,622)
Accounts payable	27,715	40,119
Accrued settlement liabilities	(2,000)	99,852
Other accrued liabilities	17,798	(7,919)

Net cash provided by operating activities	376,992	230,191

Investing activities
Net purchases of property and equipment	(37,229)	(13,430)
Net cash paid for acquisitions	(67,921)	(24,028)
Net proceeds from sales (purchases) of strategic investments	137	(105)
Purchases of marketable securities	(372,033)	(334,880)
Proceeds from maturities of marketable securities	271,423	218,404

Net cash used in investing activities	(205,623)	(154,039)

Financing activities
Net proceeds from issuance of common stock	477,690	99,422
Repurchases of Class A common stock	(246,102)	(18,240)
Repayment of notes receivable by employees	2,426	124
Excess tax benefits from stock-based compensation	338	—
Payments on assumed debt and other obligations	(4,625)	(2,482)

Net cash provided by financing activities	229,727	78,824

Increase in cash and cash equivalents	401,096	154,976
Cash and cash equivalents at beginning of period	1,437,276	858,592

Cash and cash equivalents at end of period	$1,838,372	$1,013,568

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1.	Summary of Significant Accounting Policies

The Company

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s amended Annual Report on Form 10-K/A filed January 23, 2007 with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2006 and December 31, 2005, and the consolidated results of its operations for the three and six months ended June 30, 2006 and 2005, and the consolidated cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The preparation of the Company’s restated consolidated financial statements required management to make judgments with respect to the methodologies it selected to calculate the adjustments to the Company’s unaudited condensed consolidated financial statements and estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions affected the amounts of additional

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation (recorded prior to 2006) and additional stock-based compensation expense that the Company recorded in 2005 and the six months ended June 30, 2006, and the application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees. In addition, the majority of the Company’s sales occur through the efforts of its direct sales force. The remaining balance of its sales occurs through distributors.

The following table presents details of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales of semiconductor products	98.5%	98.5%	99.0%	98.5%
Other	1.5	1.5	1.0	1.5

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales made through direct sales force	83.0%	84.8%	82.6%	85.3%
Sales made through distributors	17.0	15.2	17.4	14.7

	100.0%	100.0%	100.0%	100.0%

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

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, accounts for the entire arrangement as a sale of software and software-related items, and follows the revenue recognition criteria in Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), and related interpretations.

Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from cancellation fees is recognized when cash is received from the customer.

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

Rebates

The Company accounts for rebates in accordance with Financial Accounting Standards Board (“FASB”) EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

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

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

On November 10, 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. The Company recorded deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. In accordance with the provisions of SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at June 30, 2006, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of June 30, 2006 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

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

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock options granted between June 1998 and May 2003, covering options to purchase 232.9 million shares of the Company’s Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and the Company recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being recorded over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, the Company’s audited consolidated financial statements and related disclosures for the three years ended December 31, 2005, the unaudited quarterly financial information for interim periods of 2005 and 2004, and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. The Company has also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for the quarterly periods of 2005 and 2004. This restated financial and footnote information is included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today. The adjustments did not affect the Company’s previously-reported cash, cash equivalents or marketable securities balances in any of the restated periods.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of the Company’s independent registered public accounting firm, and all earnings press releases and similar communications issued by Broadcom, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today.

The amounts of the adjustments the Company recorded for the years 1998 through 2005 were calculated pursuant to APB 25. The Company adopted SFAS 123R effective January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that the Company’s recorded in connection with its equity award review in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

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

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of the Company’s equity award practices on previously reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Operations

The following tables present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$604,861	$—	$604,861	$1,155,206	$—	$1,155,206
Cost of revenue	283,455	637	284,092	549,571	1,340	550,911

Gross profit	321,406	(637)	320,769	605,635	(1,340)	604,295
Operating expense:
Research and development	153,634	8,357	161,991	299,504	17,071	316,575
Selling, general and administrative	61,853	3,046	64,899	120,250	6,697	126,947
Amortization of purchased intangible assets	1,040	—	1,040	1,952	—	1,952
Settlement costs	110,000	—	110,000	110,000	—	110,000
In-process research and development	—	—	—	6,652	—	6,652

Income (loss) from operations	(5,121)	(12,040)	(17,161)	67,277	(25,108)	42,169
Interest income, net	10,678	—	10,678	18,636	—	18,636
Other income, net	679	—	679	777	—	777

Income (loss) before income taxes	6,236	(12,040)	(5,804)	86,690	(25,108)	61,582
Provision (benefit) for income taxes	(8,825)	8,255	(570)	2,447	—	2,447

Net income (loss)	$15,061	$(20,295)	$(5,234)	$84,243	$(25,108)	$59,135

Net income (loss) per share (basic)	$0.03	$(0.04)	$(0.01)	$0.17	$(0.05)	$0.12

Net income (loss) per share (diluted)	$0.03	$(0.04)	$(0.01)	$0.16	$(0.05)	$0.11

Weighted average shares (basic)	502,353	—	502,353	499,779	—	499,779

Weighted average shares (diluted)	544,796	(42,443)	502,353	540,967	(4,109)	536,858

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$394	$613	$1,007	$762	$1,304	$2,066
Research and development	9,915	7,957	17,872	16,940	16,469	33,409
Selling, general and administrative	4,239	3,029	7,268	8,140	6,671	14,811

	$14,548	$11,599	$26,147	$25,842	$24,444	$50,286

Consolidated Balance Sheet

The net impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated balance sheet as of December 31, 2005 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million as of December 31, 2005.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three and six months ended June 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income (loss)	$15,061	$(20,295)	$(5,234)	$84,243	$(25,108)	$59,135
Add: Stock-based compensation expense included in net income (loss)	14,548	19,854	34,402	25,842	24,444	50,286
Deduct: Stock-based compensation expense determined under the fair value method	(108,565)	(49,368)	(157,933)	(250,569)	(73,287)	(323,856)

Net loss — pro forma	$(78,956)	$(49,809)	$(128,765)	$(140,484)	$(73,951)	$(214,435)

Net income (loss) per share (basic)	$0.03	$(0.04)	$(0.01)	$0.17	$(0.05)	$0.12

Net income (loss) per share (diluted)	$0.03	$(0.04)	$(0.01)	$0.16	$(0.05)	$0.11

Net loss per share (basic and diluted) — pro forma	$(0.16)	$(0.10)	$(0.26)	$(0.28)	$(0.15)	$(0.43)

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	June 30,	December 31,
	2006	2005
	(In thousands)

Work in process	$121,259	$86,445
Finished goods	156,777	108,126

	$278,036	$194,571

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$186,799	$(156,400)	$30,399	$156,099	$(150,676)	$5,423
Customer relationships	49,266	(46,466)	2,800	46,266	(45,228)	1,038
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(6,794)	820	7,214	(6,343)	871

	$246,995	$(212,976)	$34,019	$212,895	$(205,563)	$7,332

At June 30, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $30.4 million and $3.6 million, respectively. This expense will be amortized ratably through 2011. If the Company acquires additional purchased intangible assets in the future, its cost of revenue or other operating expenses will be increased by the amortization of those assets.

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Cost of revenue	$2,744	$3,244	$5,725	$5,534
Operating expense	605	1,040	1,688	1,952

	$3,349	$4,284	$7,413	$7,486

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2006	2005
	(In thousands)

Accrued rebates	$110,938	$99,645
Accrued taxes	70,761	68,318
Warranty reserve	18,272	14,131
Restructuring liabilities	7,335	8,083
Accrued settlement liabilities	2,048	2,047
Other	48,274	41,439

	$257,628	$233,663

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	June 30,	December 31,
	2006	2005
	(In thousands)

Restructuring liabilities	$5,952	$8,138
Accrued settlement liabilities	2,000	4,000

	$7,952	$12,138

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Beginning balance	$99,645	$93,222
Charged as a reduction to revenue	111,123	105,199
Payments	(99,830)	(109,731)

Ending balance	$110,938	$88,690

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Beginning balance	$14,131	$19,185
Charged to costs and expenses	4,592	—
Acquired through acquisition	878	55
Payments	(1,329)	(1,728)

Ending balance	$18,272	$17,512

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the six months ended June 30, 2006:

Six Months Ended
June 30, 2006
(In thousands)

Beginning balance	$16,221
Cash payments(1)	(2,934)

Ending balance	$13,287

(1)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income (Loss) Per Share

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands, except per share data)

Numerator: Net income (loss)	$106,086	$(5,234)	$223,784	$59,135

Denominator: Weighted average shares outstanding	547,969	502,994	543,588	500,483
Less: Unvested common shares outstanding	(179)	(641)	(209)	(704)

Denominator for net income (loss) per share (basic)	547,790	502,353	543,379	499,779
Effect of dilutive securities:
Unvested common shares outstanding	73	—	154	680
Stock options, restricted stock units and certain other equity compensation instruments	46,683	—	54,342	36,399

Denominator for net income per share (diluted)	594,546	502,353	597,875	536,858

Net income (loss) per share (basic)	$.19	$(.01)	$.41	$.12

Net income (loss) per share (diluted)	$.18	$(.01)	$.37	$.11

At June 30, 2006 common share equivalents were calculated based on (i) stock options to purchase 129.7 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $22.17 per share and (ii) 13.5 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

4.	Business Combinations

In March 2006 the Company completed the acquisition of Sandburst Corporation, a fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip (“SoCs”) that are deployed in enterprise core and metropolitan Ethernet networks. In connection with this acquisition, the Company paid $72.0 million in cash. In addition, the Company assumed unvested stock options to purchase 0.1 million shares that had a fair value of $4.4 million in accordance with SFAS 123R. The Company recorded a one-time charge of $5.2 million for purchased in-process research and development (“IPR&D”) expense. The amount allocated to IPR&D in the three months ended March 31, 2006 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed $7.6 million in net liabilities and recorded $40.2 million in goodwill, $30.7 million of completed technology and $3.4 million in other purchased intangible assets in connection with this acquisition.

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2006 include the results of operations of Sandburst commencing as of the acquisition date. No supplemental pro forma

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

5.	Income Taxes

The Company recorded tax provisions of $4.7 million and $8.1 million for the three and six months ended June 30, 2006, respectively, and a tax benefit of $0.6 million and a tax provision of $2.4 million for the three and six months ended June 30, 2005, respectively. The effective tax rates for the Company were 4.2% and 3.5% for the three and six months ended June 30, 2006, respectively, and 9.8% and 4.0% for the three and six months ended June 30, 2005, respectively.

The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit, foreign earnings taxed at rates lower than the federal statutory rate and certain foreign tax benefits recorded for the three and six months ended June 30, 2006 and June 30, 2005. During the three months ended June 30, 2005 the Company’s Singapore operations were granted certain additional tax incentives, which reduced the Company’s tax provision for the three months ended June 30, 2005 by approximately $4.6 million.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company recorded net deferred tax assets of $1.3 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively, in accordance with SFAS 109.

6.	Shareholders’ Equity

Common Stock

In June 2006 the Company filed Second Amended and Restated Articles of Incorporation (the “Restated Articles”) with the California Secretary of State. The Restated Articles (i) increased the aggregate number of shares of Class A common stock that the Company is authorized to issue from 800,000,000 shares to 2,500,000,000 shares, (ii) clarified that the Company is only authorized to issue 6,432,161 shares of preferred stock and (iii) eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of its initial public offering.

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. From the time the program was first implemented through June 30, 2006, the Company repurchased 11.8 million shares at a weighted average price of $33.94 per share. At June 30, 2006, $256.2 million

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remained available to repurchase shares under the authorized program, as amended. On July 24, 2006 the Company’s Board of Directors decided to suspend purchasing of shares of Class A common stock under the share repurchase program.

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

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended
	June 30,
	2006	2005
		(Restated)
	(In thousands)

Net income	$106,086	$59,135
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net income	—	1
Translation adjustments	(399)	(34)

Total comprehensive income	$105,687	$59,102

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheets at June 30, 2006 and December 31, 2005 represents accumulated translation adjustments.

7.	Employee Benefit Plans

Stock Incentive Plans

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1998 Stock Incentive Plan, as amended and restated (the “1998 Plan”), is shareholder approved and permits the grant of stock options and restricted stock units to employees, non-employee members of the Board of Directors and consultants. At June 30, 2006, 56.7 million shares remained available for future grant under the 1998 Plan. Stock option and restricted stock unit awards are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain in the Company’s employ. The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the six months ended June 30, 2006 is set forth below:

	Options Outstanding
			Weighted
			Average	Weighted
			Exercise	Average
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
				(Restated)
	(In thousands)

Balance at December 31, 2005	142,108	$.01 - $81.50	$19.00	$18.57
Options granted under the 1998 Plan	16,786	29.33 - 48.63	41.09	12.49
Options assumed in acquisition	107	5.26 - 40.49	7.66	41.31
Options cancelled	(1,717)	.01 - 46.58	24.02	11.65
Options exercised	(27,539)	.01 - 38.17	17.21	19.49

Balance at June 30, 2006	129,745	.01 - 81.50	22.17	17.68

At June 30, 2006, outstanding options to purchase 70.3 million shares were exercisable with an average per share exercise price of $18.00. The weighted average remaining contractual life of options outstanding and of options exercisable as of June 30, 2006 were 7.1 years and 6.1 years, respectively.

The total pretax intrinsic value of options exercised during the three and six months ended June 30, 2006 was $112.3 million and $678.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s Class A common stock of $30.33 on June 30, 2006, the total pretax intrinsic value of all outstanding options was $1.242 billion. The total pretax intrinsic value of exercisable options was $875.1 million.

Restricted stock unit activity under the 1998 Plan in the six months ended June 30, 2006 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2005	7,090	$23.48
Restricted stock units granted under the 1998 Plan	8,208	41.64
Restricted stock units cancelled	(253)	28.90
Restricted stock units vested	(1,575)	28.90

Balance at June 30, 2006	13,470	33.81

The total pretax intrinsic value of restricted stock units vested during the three and six months ended June 30, 2006 was $42.8 million and $66.9 million, respectively. Based on the closing price of the Company’s Class A

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock of $30.33 on June 30, 2006, the total pretax intrinsic value of all outstanding restricted stock units was $408.5 million.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year in which such rights are at any time outstanding. The Company issued 1.6 million shares under this plan in the three months ended June 30, 2006. At June 30, 2006, 7.4 million shares were available for future issuance under this plan.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense by functional line item:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006(1)	2005	2006(1)	2005
		(Restated)		(Restated)
	(In thousands)

Cost of revenue	$7,105	$1,007	$13,391	$2,066
Research and development	86,420	17,872	156,425	33,409
Selling, general and administrative	38,940	7,268	70,635	14,811

	$132,465	$26,147	$240,451	$50,286

(1)	The amounts included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected life (in years)	3.20	3.06	3.17	3.23
Volatility	0.35	0.39	0.35	0.41
Risk-free interest rate	4.99%	4.01%	4.93%	3.96%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair values per share of the restricted stock units awarded in the six months ended June 30, 2006 and 2005 were $41.64 and $21.37, respectively, calculated based on the fair market value of the Company’s Class A common stock on the respective grant dates.

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it should not have a material impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at June 30, 2006 is $1.054 billion. Of this amount, $218.1 million, $390.7 million, $257.8 million, $159.3 million and $27.9 million are currently estimated to be recorded in the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder of 2006, in 2007, 2008, 2009 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.6 years. Approximately 97% of the total unearned stock-based compensation at June 30, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

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

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Restated)	(Restated)
	(In thousands, except per share data)

Net income (loss) — as reported	$(5,234)	$59,135
Add: Stock-based compensation expense included in net income (loss) — as reported	34,402	50,286
Deduct: Stock-based compensation expense determined under the fair value method	(157,933)	(323,856)

Net loss — pro forma	$(128,765)	$(214,435)

Net income (loss) per share (basic) — as reported	$(0.01)	$0.12

Net income (loss) per share (diluted) — as reported	$(0.01)	$0.11

Net loss per share (basic and diluted) — pro forma	$(0.26)	$(0.43)

8.	Litigation

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and subsequent reports on Forms 10-Q/A, 10-Q and 8-K, which discuss our business in greater detail.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005, the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 and this Report.

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

Purpose of Certain Restated Information Contained in this Quarterly Report on Form 10-Q

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

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, the accounting measurement dates for most of the stock options granted between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom has recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being recorded over the service period relating to each option, typically four years, with approximately 95% of the expense being recorded in years prior to 2004.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the unaudited quarterly unaudited financial information and financial statements for interim periods of 2005 and 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for the interim periods of 2005 and 2004. This restated financial and footnote information is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today. The adjustments did not affect Broadcom’s previously-reported cash, cash equivalents or marketable securities balances in any of the restated periods.

The amounts of the adjustments we recorded for the years 1998 through 2005 were calculated pursuant to APB 25. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based compensation expense that we recorded in connection with our equity award review in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

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

The following table summarizes the impact of the additional stock-based compensation expense and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on previously reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

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

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Operations

The following tables present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$604,861	$—	$604,861	$1,155,206	$—	$1,155,206
Cost of revenue	283,455	637	284,092	549,571	1,340	550,911

Gross profit	321,406	(637)	320,769	605,635	(1,340)	604,295
Operating expense:
Research and development	153,634	8,357	161,991	299,504	17,071	316,575
Selling, general and administrative	61,853	3,046	64,899	120,250	6,697	126,947
Amortization of purchased intangible assets	1,040	—	1,040	1,952	—	1,952
Settlement costs	110,000	—	110,000	110,000	—	110,000
In-process research and development	—	—	—	6,652	—	6,652

Income (loss) from operations	(5,121)	(12,040)	(17,161)	67,277	(25,108)	42,169
Interest income, net	10,678	—	10,678	18,636	—	18,636
Other income, net	679	—	679	777	—	777

Income (loss) before income taxes	6,236	(12,040)	(5,804)	86,690	(25,108)	61,582
Provision (benefit) for income taxes	(8,825)	8,255	(570)	2,447	—	2,447

Net income (loss)	$15,061	$(20,295)	$(5,234)	$84,243	$(25,108)	$59,135

Net income (loss) per share (basic)	$0.03	$(0.04)	$(0.01)	$0.17	$(0.05)	$0.12

Net income (loss) per share (diluted)	$0.03	$(0.04)	$(0.01)	$0.16	$(0.05)	$0.11

Weighted average shares (basic)	502,353	—	502,353	499,779	—	499,779

Weighted average shares (diluted)	544,796	(42,443)	502,353	540,967	(4,109)	536,858

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$394	$613	$1,007	$762	$1,304	$2,066
Research and development	9,915	7,957	17,872	16,940	16,469	33,409
Selling, general and administrative	4,239	3,029	7,268	8,140	6,671	14,811

	$14,548	$11,599	$26,147	$25,842	$24,444	$50,286

Consolidated Balance Sheet

The net impact of the additional stock-based compensation expense-related adjustments on our previously-reported unaudited condensed consolidated balance sheet was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million at December 31, 2005.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three and six months ended June 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income (loss)	$15,061	$(20,295)	$(5,234)	$84,243	$(25,108)	$59,135
Add: Stock-based compensation expense included in net income (loss)	14,548	19,854	34,402	25,842	24,444	50,286
Deduct: Stock-based compensation expense determined under the fair value method	(108,565)	(49,368)	(157,933)	(250,569)	(73,287)	(323,856)

Net loss — pro forma	$(78,956)	$(49,809)	$(128,765)	$(140,484)	$(73,951)	$(214,435)

Net income (loss) per share (basic)	$0.03	$(0.04)	$(0.01)	$0.17	$(0.05)	$0.12

Net income (loss) per share (diluted)	$0.03	$(0.04)	$(0.01)	$0.16	$(0.05)	$0.11

Net loss per share (basic and diluted) — pro forma	$(0.16)	$(0.10)	$(0.26)	$(0.28)	$(0.15)	$(0.43)

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

Our net revenue is generated principally by sales of our semiconductor products. We derive the remaining balance of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees. In addition, the majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occur through distributors.

The following table presents details of our net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales of semiconductor products	98.5%	98.5%	99.0%	98.5%
Other	1.5	1.5	1.0	1.5

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales made through direct sales force	83.0%	84.8%	82.6%	85.3%
Sales made through distributors	17.0	15.2	17.4	14.7

	100.0%	100.0%	100.0%	100.0%

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

For these and other reasons, our net revenue and results of operations in the three months ended June 30, 2006 and prior periods may not be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Five largest customers as a group	45.4%	46.5%	45.9%	50.5%

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

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Asia (primarily in Taiwan, Korea, China and Japan)	18.9%	16.0%	19.4%	16.6%
Europe (primarily in France and the United Kingdom)	10.2	8.1	9.8	7.4
Other	0.3	0.5	0.4	0.2

	29.4%	24.6%	29.6%	24.2%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Asia (primarily in Taiwan, Korea, and China)	79.1%	72.9%	78.5%	70.6%
Europe (primarily in France and the United Kingdom)	4.2	4.0	3.6	4.3
Other	4.0	6.2	5.3	6.8

	87.3%	83.1%	87.4%	81.7%

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

In the three months ended June 30, 2006 our net income was $106.1 million as compared to a net loss of $5.2 million in the three months ended June 30, 2005, a difference of $111.3 million. This improvement in profitability was the direct result of a 55.6% increase in net revenue. These improvements were partially offset by an increase in provisions for warranty costs of $2.3 million and an increase in stock-based compensation of $106.3 million.

In the six months ended June 30, 2006 our net income was $223.8 million as compared to $59.1 million in the six months ended June 30, 2005, a difference of $164.6 million. This improvement in profitability was the direct result of a 59.4% increase in net revenue and a 6.7 percentage point reduction in operating expenses as a percentage of net revenue. These improvements were partially offset by an increase in provisions for excess and obsolete inventory and warranty costs of $10.6 million and an increase in stock-based compensation of $190.2 million.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the six months ended June 30, 2006.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2006, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of June 30, 2006 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

Date of Execution of Unanimous Written Consents

For option grants to executive officers, as defined in Section 16 of the Securities Exchange Act of 1934, as amended, or Section 16 Officers, for which we were unable to locate contemporaneous documentation confirming that a Compensation Committee meeting occurred on the indicated grant date, the new measurement date applied to the affected option grant was the date that the unanimous written consent ratifying the option grant was likely signed, rather than the “as of” date specified on the consent. The date that each unanimous written consent ratifying the option grant was likely signed was determined based either on interview evidence indicating that a unanimous written consent was signed on a particular Board of Directors meeting date, or a facsimile header indicating the date on which a unanimous written consent was signed and returned to Broadcom.

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

	Gross Additional Stock-Based	Difference from
Method	Compensation Expense	Actual Notice	% Difference

Actual Notice	$403.7 million

Average Price	$386.4 million	$(17.3) million	(4.3)%
Highest Price	$597.6 million	$193.9 million	48.0%
Lowest Price	$179.6 million	$(224.1) million	(55.5)%

Had we used the dates of entry into the Equity Edge system in these instances, rather than the later notification dates, our total gross additional deferred compensation adjustment would have been reduced by $251.1 million.

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

The following table sets forth certain unaudited consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	48.6	47.0	48.4	47.7

Gross profit	51.4	53.0	51.6	52.3
Operating expense:
Research and development(1)	29.7	26.8	28.9	27.4
Selling, general and administrative(1)	13.0	10.7	12.7	11.0
Amortization of purchased intangible assets	0.1	0.1	0.1	0.2
In-process research and development	—	—	0.3	0.5
Restructuring costs (reversal)	—	—	—	—
Settlement costs	—	18.2	—	9.5

Income (loss) from operations	8.6	(2.8)	9.6	3.7
Interest income, net	3.0	1.7	2.8	1.5
Other income, net	0.2	0.1	0.2	0.1

Income (loss) before income taxes	11.8	(1.0)	12.6	5.3
Provision (benefit) for income taxes	0.5	(0.1)	0.4	0.2

Net income (loss)	11.3%	(0.9)%	12.2%	5.1%

(1)	The percentages included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Net revenue	$941,131	100.0%	$604,861	100.0%	$336,270	55.6%
Cost of revenue(1)	457,374	48.6	284,092	47.0	173,282	61.0

Gross profit	$483,757	51.4%	$320,769	53.0%	$162,988	50.8

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Net revenue	$1,841,778	100.0%	$1,155,206	100.0%	$686,572	59.4%
Cost of revenue(1)	891,583	48.4	550,911	47.7	340,672	61.8

Gross profit	$950,195	51.6%	$604,295	52.3%	$345,900	57.2

(1)	The amounts included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Enterprise networking	$305,213	32.5%	$253,153	41.9%	$52,060	20.6%
Broadband communications	357,103	37.9	225,735	37.3	131,368	58.2
Mobile and wireless	278,815	29.6	125,973	20.8	152,842	121.3

Net revenue	$941,131	100.0%	$604,861	100.0%	$336,270	55.6

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

The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue attributable to our enterprise Ethernet, network switching and controller products. The increase in net revenue from our broadband communications target market resulted from increases in cable modems, DSL applications and direct broadcast satellite. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth, mobile multimedia, cellular and wireless LAN product offerings.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005:

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Enterprise networking	$610,803	33.1%	$487,106	42.2%	$123,697	25.4%
Broadband communications	688,255	37.4	432,943	37.5	255,312	59.0
Mobile and wireless	542,720	29.5	235,157	20.3	307,563	130.8

Net revenue	$1,841,778	100.0%	$1,155,206	100.0%	$686,572	59.4

The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue attributable to our enterprise Ethernet, network switching and controller products. The increase in net revenue in our broadband communications target market resulted from increases in cable modems, DSL applications and direct broadcast satellite. In our mobile and wireless target market, we experienced strong growth in our Bluetooth, mobile multimedia and wireless LAN offerings.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the three months ended June 30, 2006 as compared to the three months ended March 31, 2006:

	Three Months Ended		Three Months Ended
	June 30, 2006		March 31, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Enterprise networking	$305,213	32.5%	$305,590	33.9%	$(377)	(0.1)%
Broadband communications	357,103	37.9	331,152	36.8	25,951	7.8
Mobile and wireless	278,815	29.6	263,905	29.3	14,910	5.6

Net revenue	$941,131	100.0%	$900,647	100.0%	$40,484	4.5

Although our enterprise networking target market was flat, we experienced strong growth in our controller and PHY products offset by a decrease in our switching products. The increase in net revenue in our broadband communications target market resulted primarily from an increase in net revenue from our solutions for DSL applications, cable set-top boxes and cable modems, partially offset by a decrease in our direct broadcast satellite revenue. In our mobile and wireless target market, we experienced strong growth in our wireless LAN offerings, partially offset by a decline in our mobile multimedia and Bluetooth business.

We recorded rebates to certain customers in the amounts of $56.8 million and $53.1 million in the three months ended June 30, 2006 and 2005, respectively, and $111.1 million and $105.2 million in the six months ended June 30, 2006 and 2005, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates. Historically, reversals of rebate accruals have not been material.

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

The increase in absolute dollars of gross profit in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 resulted primarily from the 55.6% and 59.4% increase in net revenue, respectively. Gross margin decreased from 53.0% in the three months ended June 30, 2005 to 51.4% in the three months ended June 30, 2006. Gross margin decreased from 52.3% in the six months ended June 30, 2005 to 51.6% in the six months ended June 30, 2006. The primary factors that contributed to these reductions in gross margin were (i) an increase in stock-based compensation expense resulting from the adoption of SFAS 123R, as well as an increase in provisions for excess and obsolete inventory and warranty costs, partially offset by (ii) improvements as a percentage of revenue in manufacturing overhead due to our significant growth. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

Research and Development and Selling, General and Administrative Expenses

The following tables present research and development and selling, general and administrative expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	June 30, 2006(1)		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Research and development	$280,024	29.7%	$161,991	26.8%	$118,033	72.9%
Selling, general and administrative	121,982	13.0	64,899	10.7	57,083	88.0

	Six Months Ended		Six Months Ended
	June 30, 2006(1)		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
		(In thousands, except percentages)

Research and development	$531,718	28.9%	$316,575	27.4%	$215,143	68.0%
Selling, general and administrative	234,881	12.7	126,947	11.0	107,934	85.0

(1)	The amounts included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 resulted primarily from increase of $68.5 million and $123.0 million, respectively, in stock-based compensation and an increase of $32.5 million and $59.1 million, respectively, in personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities since June 30, 2005, resulting from both direct hiring and acquisitions, and (iii) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

The increase in selling, general and administrative expense in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 resulted primarily from increase of $31.7 million and $55.8 million, respectively, in stock-based compensation, and an increase of $23.7 million and $46.9 million increases in legal fees and personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities since June 30, 2005, resulting from both direct hiring and acquisitions, and (iv) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below. For a further discussion of our litigation matters, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006(1)	2005	2006(1)	2005
		(Restated)		(Restated)
		(In thousands)

Cost of revenue	$7,105	$1,007	$13,391	$2,066
Research and development	86,420	17,872	156,425	33,409
Selling, general and administrative	38,940	7,268	70,635	14,811

	$132,465	$26,147	$240,451	$50,286

(1)	The amounts included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it should not have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at June 30, 2006 is $1.054 billion. Of this amount, $218.1 million, $390.7 million $257.8 million, $159.3 million and $27.9 million are currently estimated to be recorded in the remainder of 2006, in 2007, 2008, 2009 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.6 years. Approximately 97% of the total unearned stock-based compensation at June 30, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We granted employee stock options to purchase 12.4 million shares of our Class A common stock and 6.2 million restricted stock units in the second quarter of 2006 as part of our Class A regular annual equity compensation review program. We will recognize up to $415.4 million of stock-based compensation expense, net of forfeitures, related to those awards. This unearned stock-based compensation is being amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)

Cost of revenue	$2,744	$3,244	$5,725	$5,534
Operating expense	605	1,040	1,688	1,952

	$3,349	$4,284	$7,413	$7,486

At June 30, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $30.4 million and $3.6 million, respectively. This expense will be amortized ratably through 2011. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the six months ended June 30, 2006 and 2005, we recorded IPR&D of $5.2 million and $6.7 million, respectively. The amounts allocated to IPR&D in the six months ended June 30, 2006 and 2005 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest and Other Income, Net

The following tables present interest and other income, net, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Interest income, net	$28,194	3.0%	$10,678	1.7%	$17,516	164.0%
Other income, net	1,448	0.2	679	0.1	769	113.3

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Interest income, net	$51,932	2.8%	$18,636	1.5%	$33,296	178.7%
Other income, net	3,219	0.2	777	0.1	2,442	314.3

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $1.547 billion at June 30, 2005 to $2.377 billion at June 30, 2006. The weighted average interest rates earned for the three months ended June 30, 2006 and 2005 were 4.76% and 3.16%, respectively. The weighted average interest rates earned for the six months ended June 30, 2006 and 2005 were 4.58% and 2.93%, respectively.

Provision for Income Taxes

We recorded tax provisions of $4.7 million and $8.1 million for the three and six months ended June 30, 2006, respectively, and a tax benefit of $0.6 million and a tax provision of $2.4 million for the three and six months ended June 30, 2005, respectively. Our effective tax rates were 4.2% and 3.5% for the three and six months ended June 30, 2006, respectively, and (9.8%) and 4.0% for the three and six months ended June 30, 2005, respectively.

The difference between the our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit, foreign earnings taxed at rates lower than the federal statutory rate and certain foreign tax benefits recorded for the three and six months ended June 30, 2006 and June 30, 2005. During the three months ended June 30, 2005 our Singapore operations were granted certain additional tax incentives, which reduced our tax provision for the three months ended June 30, 2005 by approximately $4.6 million.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we recorded net deferred tax assets of $1.3 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively, in accordance with SFAS 109.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	June 30,	December 31,
	2006	2005		Increase
	(In thousands)

Working capital	$2,327,834	$1,736,382	(1)	$591,452

Cash and cash equivalents(2)	$1,838,372	$1,437,276		$401,096
Short-term marketable securities(2)	366,894	295,402		71,492
Long-term marketable securities	171,961	142,843		29,118

	$2,377,227	$1,875,521		$501,706

(1)	Restated.

(2)	Included in working capital.

Our working capital increased in the six months ended June 30, 2006 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the repurchase of shares of our Class A common stock, the acquisition of Sandburst Corporation, and the purchase of long-term marketable securities and property and equipment.

Cash Provided and Used in the Six Months Ended June 30, 2006 and 2005.  Cash and cash equivalents increased to $1.838 billion at June 30, 2006 from $1.437 billion at December 31, 2005 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In the six months ended June 30, 2006 our operating activities provided $377.0 million in cash. This was primarily the result of $223.8 million in net income and $275.7 million in net non-cash operating expenses offset in part by $122.5 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the six months ended June 30, 2005 our operating activities provided $230.2 million in cash. This was primarily the result of $59.1 million in net income, $92.2 million in net non-cash operating expenses and $78.9 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable increased $100.9 million to $408.3 million in the six months ended June 30, 2006. The increase in accounts receivable was primarily the result of the $120.5 million increase in net revenue in the three months ended June 30, 2006 to $941.1 million, as compared with $820.6 million in the three months ended December 31, 2005. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $83.5 million to $278.0 million in the six months ended June 30, 2006, primarily in response to higher levels of purchase orders received from our customers and the buildup of buffer inventories based upon our forecast of future demand for certain key products. In the future, our inventory levels will continue to be determined based on the level of purchase orders received and the stage at which our products are in their respective product life cycles as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used $205.6 million in cash in the six months ended June 30, 2006, which was primarily the result of $67.9 million of net cash paid for the acquisition of Sandburst, the purchase of $37.2 million of capital equipment to support operations, and $100.6 million used in the net purchase of marketable securities. Investing activities used $154.0 million in cash in the six months ended June 30, 2005, which was primarily the result of $116.5 million used in the net purchase of marketable securities, $24.0 million of net cash paid for two acquisitions and the purchase of $13.4 million of capital equipment to support operations.

Our financing activities provided $229.7 million in cash in the six months ended June 30, 2006, which was primarily the result of $477.7 million in net proceeds received from issuances of common stock upon exercises of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $246.1 million in repurchases of our Class A common stock pursuant to our share repurchase program. Our financing activities provided $78.8 million in cash in the six months ended June 30, 2005, which was primarily the result of $99.4 million in net proceeds received from issuances of common stock upon exercises of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $18.2 million in repurchase of our class A common stock and a $2.5 million payment on debt assumed in connection with an acquisition.

Due to the increase in the price of our Class A common stock, a greater number of stock options were exercised by employees, and we received more proceeds from the exercise of stock options, in the six months ended June 30, 2006 than during the six months ended June 30, 2005. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we have determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have filed a universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. We have not issued any securities under the universal shelf registration statement. Because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all SEC reports required to be filed during the preceding twelve calendar months, we will not be able to issue shares under the Form S-3 until December 1, 2007. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2006 the carrying value of our cash and cash equivalents approximated fair value.

Marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of June 30, 2006 the carrying value and fair value of these securities were $538.9 million and $535.9 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of June 30, 2006 and December 31, 2005, respectively, were as follows:

	Carrying					Fair
	Value					Value
	June 30,	Maturity				June 30,
	2006	2006	2007	2008	2009	2006
	(In thousands, except interest rates)

Investments
Cash equivalents	$1,062,458	$1,062,458	$—	$—	$—	$1,062,459
Weighted average interest rate	5.24%	5.24%	—	—	—
Marketable securities	$538,855	$267,691	$178,686	$78,572	$13,906	$535,875
Weighted average interest rate	4.64%	4.69%	4.38%	4.95%	5.30%

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2005	2006	2007	2008	2005
	(In thousands, except interest rates)

Investments
Cash equivalents	$835,598	$835,598	$—	$—	$835,202
Weighted average interest rate	4.38%	4.38%	—	—
Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702
Weighted average interest rate	3.77%	3.62%	3.94%	4.45%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of June 30, 2006, the carrying and fair value of our strategic investments was $4.5 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our current management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, which included the findings of the voluntary review and the restatement described herein, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level at June 30, 2006 because of a material weakness in internal control over financial reporting. Since the material weakness was remediated as of the date of this filing, our principal executive officer and principal financial officer have determined that disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.

We recently completed a voluntary review of our equity award practices. The review covered all grants of options and other equity awards made since our initial public offering in April 1998. During the course of the equity award review, we identified instances in which: (i) option grants failed to meet the measurement date criteria of APB 25; (ii) we did not notify some of the employee-recipients of their option grants for extended periods; (iii) grants made to some consultants were erroneously accounted for under APB 25 as if they had been made to employees; (iv) grants were made to employees upon acceptance of their employment offers at Broadcom rather than as of or after the actual commencement of employment; and (v) modifications made to employee stock options were not accounted for in accordance with APB 25. Details of the results of the equity award review and the restatement of our financial statements are discussed in the Explanatory Note and in Note 2 of Notes to

Consolidated Financial Statements in Part IV, Item 15 of the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC January 23, 2007.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our amended and subsequent reports on Forms 10-K/A, 10-K, 10-Q/A, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

In connection with our previously announced equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and have restated our financial statements for the first quarter of 2006 as well. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, which have been superseded in their entirety by the information contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006.

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

These expenses had the effect of decreasing income from operations, net income, and net income per share (basic and diluted) in affected periods in which we reported a profit, and increasing loss from operations, net loss, and net loss per share in affected periods in which we reported a loss. Information regarding the effect of the restatement on our financial statements for various periods is provided in Note 2 of Notes to Consolidated

Financial Statements, included in Part IV, Item 15 of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented 45.9% and 50.5% of our net revenue in the six months ended June 30, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue during the balance of 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 employees, including contractors, as of December 31, 2002 to 4,854 employees, including contractors, as of June 30, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2006, we acquired 33 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 29.4% and 29.6% of our net revenue in the three and six months ended June 30, 2006, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 87.3% and 87.4% of our net revenue in the three and six months ended June 30, 2006, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

As of June 30, 2006 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.3% of our outstanding common stock and held 60.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2006 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.4% of our outstanding common stock and held 59.4% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In the three months ended June 30, 2006, we issued an aggregate of 1.9 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration proved by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 27, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. The following table details the repurchases that were made under the program during the three months ended June 30, 2006:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May Yet Be
	of Shares	Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

April 1, 2006 — April 30, 2006	939	$43.85	939
May 1, 2006 — May 31, 2006	1,484	$37.17	1,484
June 1, 2006 — June 30, 2006	1,790	$31.27	1,790

	4,213	$36.15	4,213	$256,155

From the time the program was first implemented through June 30, 2006, we repurchased 11.8 million shares of our Class A common stock at a weighted average price of $33.94 per share.

On July 24, 2006 we decided to suspend purchasing shares of Class A common stock under the share repurchase program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2006 Annual Meeting of Shareholders (the “2006 Annual Meeting”) was held April 27, 2006.

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

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	47,712,419	75,670,025	756,700,250	804,412,669
Against	284,845,298	53,726	537,260	285,382,558
Abstain	2,428,490	1,912	19,120	2,447,610
Broker Non-Votes	52,206,547	6,572	65,720	52,272,267

(4) To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	384,497,719	75,730,323	757,303,230	1,141,800,949
Against	330,992	—	—	330,992
Abstain	2,364,041	1,912	19,120	2,383,161
Broker Non-Votes	N/A	N/A	N/A	N/A

Item 5.	Other Information

Committee Composition

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

Stock Ownership Policy

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

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

		Where Located
Exhibit					Filing	Filed
Number	Description	Form	File No.	Exhibit No.	Date	Herewith

3.1	Second Amended and Restated Articles of Incorporation filed on June 8, 2006.	8-K	000-23993	3.1	08/10/2006
3.2	Bylaws as Amended through April 27, 2006.	8-K	000-23993	3.2	08/10/2006
10.1	2006 Performance Bonus Plan.					X
10.2	Separation Agreement and Release of All Claims between the registrant and Andrew J. Pease effective as of June 1, 2006.					X
10.3	1998 Stock Incentive Plan (as amended and restated February 24, 2006).	8-K	000-23993	10.3	08/10/2006
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X

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

/s/ Bruce E. Kiddoo
Bruce E. Kiddoo
Vice President, Corporate Controller and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

January 23, 2007

EXHIBIT INDEX

		Where Located
Exhibit					Filing	Filed
Number	Description	Form	File No.	Exhibit No.	Date	Herewith

3.1	Second Amended and Restated Articles of Incorporation filed on June 8, 2006.	8-K	000-23993	3.1	08/10/2006
3.2	Bylaws as Amended through April 27, 2006.	8-K	000-23993	3.2	08/10/2006
10.1	2006 Performance Bonus Plan.					X
10.2	Separation Agreement and Release of All Claims between the registrant and Andrew J. Pease effective as of June 1, 2006.					X
10.3	1998 Stock Incentive Plan (as amended and restated February 24, 2006).	8-K	000-23993	10.3	08/10/2006
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X