Form 10-Q
period 2006-09-30
BROADCOM CORP
filed 2007-01-23
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-23993

Broadcom Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	33-0480482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

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

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Forward-looking statements are not the only statements you should regard with caution. The preparation of our restated consolidated financial statements for the three months ended March 31, 2006 and prior periods required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation and additional stock-based compensation expense that we recorded in 2005 and the nine months ended September 30, 2006. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

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

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statement of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the unaudited quarterly financial information and financial statements for interim periods of 2005 and 2004, and the unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. This restated financial and footnote information is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the Securities and Exchange Commission, or SEC, today.

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

This Quarterly Report on Form 10-Q should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 and Quarterly Report on Form 10-Q for the three months ended June 30, 2006 filed with the SEC today. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of Ernst & Young, LLP, our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today.

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
		(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,927,798	$1,437,276
Short-term marketable securities	449,353	295,402
Accounts receivable, net	424,299	307,356
Inventory	223,528	194,571
Prepaid expenses and other current assets	95,025	101,271

Total current assets	3,120,003	2,335,876
Property and equipment, net	118,762	96,438
Long-term marketable securities	177,273	142,843
Goodwill	1,187,263	1,149,602
Purchased intangible assets, net	31,376	7,332
Other assets	16,374	20,108

Total assets	$4,651,051	$3,752,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,421	$289,069
Wages and related benefits	91,431	74,709
Deferred revenue	1,463	2,053
Accrued liabilities	271,330	233,663

Total current liabilities	604,645	599,494
Commitments and contingencies
Long-term liabilities	6,978	12,138
Shareholders’ equity:
Common stock	55	52
Additional paid-in capital	11,842,744	11,474,724
Notes receivable from employees	(1,304)	(4,743)
Deferred compensation	—	(194,331)
Accumulated deficit	(7,802,278)	(8,136,243)
Accumulated other comprehensive income	211	1,108

Total shareholders’ equity	4,039,428	3,140,567

Total liabilities and shareholders’ equity	$4,651,051	$3,752,199

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands, except per share data)

Net revenue	$902,586	$694,977	$2,744,364	$1,850,183
Cost of revenue	450,164	327,742	1,341,747	878,653

Gross profit	452,422	367,235	1,402,617	971,530
Operating expense:
Research and development	272,565	178,612	804,283	495,187
Selling, general and administrative	125,281	72,218	360,162	199,165
Amortization of purchased intangible assets	329	1,040	2,017	2,992
Restructuring reversal	—	(2,500)	—	(2,500)
In-process research and development	—	35,000	5,200	41,652
Settlement costs	—	—	—	110,000

Income from operations	54,247	82,865	230,955	125,034
Interest income, net	31,826	14,317	83,758	32,953
Other income, net	299	2,580	3,518	3,357

Income before income taxes	86,372	99,762	318,231	161,344
Income tax benefit	(23,809)	(21,448)	(15,734)	(19,001)

Net income	$110,181	$121,210	$333,965	$180,345

Net income per share (basic)	$.20	$.24	$.61	$.36

Net income per share (diluted)	$.19	$.21	$.57	$.33

Weighted average shares (basic)	547,927	512,773	544,895	504,111

Weighted average shares (diluted)	572,597	570,860	589,449	548,192

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands)

Cost of revenue	$5,742	$1,074	$19,133	$3,140
Research and development	78,191	18,534	234,616	51,943
Selling, general and administrative	37,595	7,338	108,230	22,149

	$121,528	$26,946	$361,979	$77,232

The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Had Broadcom applied the provisions of SFAS 123R in prior periods, it would have reported net income of $23.1 million or $0.04 net income per share (diluted) in the three months ended September 30, 2005 and a net loss of $191.4 million or a $0.38 net loss per share (basic and diluted) in the nine months ended September 30, 2005. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
		(Restated)
	(In thousands)

Operating activities
Net income	$333,965	$180,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,205	40,422
Stock-based compensation expense:
Stock options and other awards	268,388	53,798
Restricted stock units issued by the Company	93,591	23,434
Acquisition-related items:
Amortization of purchased intangible assets	10,056	11,300
In-process research and development	5,200	41,652
Gain on strategic investments	(700)	(1,151)
Changes in operating assets and liabilities:
Accounts receivable	(116,899)	(69,454)
Inventory	(28,332)	(33,985)
Prepaid expenses and other assets	13,938	(39,371)
Accounts payable	(52,875)	99,063
Accrued settlement liabilities	(2,000)	(10,574)
Other accrued liabilities	47,320	17,471

Net cash provided by operating activities	606,857	312,950

Investing activities
Net purchases of property and equipment	(57,155)	(25,185)
Net cash paid for acquisitions	(70,125)	(78,149)
Net proceeds from sales of strategic investments	137	1,762
Purchases of marketable securities	(674,195)	(533,496)
Proceeds from maturities of marketable securities	485,814	380,238

Net cash used in investing activities	(315,524)	(254,830)

Financing activities
Net proceeds from issuance of common stock	475,770	314,689
Repurchases of Class A common stock	(275,733)	(95,892)
Repayment of notes receivable by employees	3,439	2,094
Excess tax benefits from stock-based compensation	338	—
Payments on assumed debt and other obligations	(4,625)	(2,482)

Net cash provided by financing activities	199,189	218,409

Increase in cash and cash equivalents	490,522	276,529
Cash and cash equivalents at beginning of period	1,437,276	858,592

Cash and cash equivalents at end of period	$1,927,798	$1,135,121

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and December 31, 2005, and the consolidated results of its operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The preparation of the Company’s restated consolidated financial statements required management to make judgments with respect to the methodologies it selected to calculate the adjustments to the Company’s unaudited condensed consolidated financial statements and estimates and assumptions regarding the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application of those methodologies. These judgments, estimates and assumptions affected the amounts of additional deferred compensation (recorded prior to 2006) and additional stock-based compensation expense that the Company recorded in 2005 and the nine months ended September 30, 2006, and the application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

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

The following table presents details of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales of semiconductor products	99.7%	99.3%	99.2%	98.8%
Other	0.3	0.7	0.8	1.2

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales made through direct sales force	87.5%	84.1%	84.2%	84.8%
Sales made through distributors	12.5	15.9	15.8	15.2

	100.0%	$100.0%	100.0%	100.0%

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise of employee stock options and the vesting of restricted stock units results in a greater dilutive effect on net income per share.

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at September 30, 2006, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of September 30, 2006 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain amounts in the 2005 unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

Broadcom Corporation recently completed a voluntary review of the Company’s equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options to purchase shares of the Company’s Class A or Class B common stock (“stock options” or “options”), and other equity awards made since the Company’s initial public offering in April 1998, was directed by the Audit Committee of the Board of Directors. The voluntary review consisted of two components: (1) an equity award review to determine whether the Company used appropriate measurement dates for option grants and other equity awards made under its extensive employee equity award programs, which was conducted with the assistance of outside legal counsel Irell & Manella LLP and forensic accountants FTI Consulting Inc., and (2) an investigation of the conduct and performance of Broadcom’s officers, employees and directors who were involved in the stock option granting process, which was conducted with the assistance of independent legal counsel Kaye Scholer LLP and forensic accountants LECG, LLC.

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

As a consequence of these adjustments, the Company’s audited consolidated financial statements and related disclosures for the three years ended December 31, 2005, the unaudited quarterly financial information and financial statements for interim periods of 2005 and 2004, and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. The Company has also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for interim periods of 2005 and 2004. This restated financial and footnote information is included in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today. The adjustments did not affect the Company’s previously-reported cash, cash equivalents or marketable securities balances in any of the restated periods.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of Ernst & Young LLP, the Company’s independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today.

The amounts of the adjustments the Company recorded for the years 1998 through 2005 were calculated pursuant to APB 25. The Company adopted SFAS 123R effective January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. As a result, the $14.3 million of additional stock-based

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense that the Company’s recorded in the three months ended March 31, 2006 is calculated pursuant to SFAS 123R.

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

	Stock- Based Compensation Expense
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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income

The following tables present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$694,977	$—	$694,977	$1,850,183	$—	$1,850,183
Cost of revenue	327,079	663	327,742	876,650	2,003	878,653

Gross profit	367,898	(663)	367,235	973,533	(2,003)	971,530
Operating expense:	—	—	—
Research and development	170,655	7,957	178,612	470,159	25,028	495,187
Selling, general and administrative	69,392	2,826	72,218	189,642	9,523	199,165
Amortization of purchased intangible assets	1,040	—	1,040	2,992	—	2,992
Settlement costs	—	—	—	110,000	—	110,000
In-process research and development	35,000	—	35,000	41,652	—	41,652
Restructuring reversal	(2,500)	—	(2,500)	(2,500)	—	(2,500)

Income from operations	94,311	(11,446)	82,865	161,588	(36,554)	125,034
Interest income, net	14,317	—	14,317	32,953	—	32,953
Other income, net	2,580	—	2,580	3,357	—	3,357

Income before income taxes	111,208	(11,446)	99,762	197,898	(36,554)	161,344
Income tax benefit	(21,448)	—	(21,448)	(19,001)	—	(19,001)

Net income	$132,656	$(11,446)	$121,210	$216,899	$(36,554)	$180,345

Net income per share (basic)	$0.26	$(0.02)	$0.24	$0.43	$(0.07)	$0.36

Net income per share (diluted)	$0.23	$(0.02)	$0.21	$0.39	$(0.06)	$0.33

Weighted average shares (basic)	512,773	—	512,773	504,111	—	504,111

Weighted average shares (diluted)	575,512	(4,652)	570,860	552,482	(4,290)	548,192

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$471	$603	$1,074	$1,233	$1,907	$3,140
Research and development	11,559	6,975	18,534	28,499	23,444	51,943
Selling, general and administrative	4,554	2,784	7,338	12,694	9,455	22,149

	$16,584	$10,362	$26,946	$42,426	$34,806	$77,232

Consolidated Balance Sheet

The net impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated balance sheet as of December 31, 2005 was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three and nine months ended September 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income	$132,656	$(11,446)	$121,210	$216,899	$(36,554)	$180,345
Add: Stock-based compensation expense included in net income	16,584	10,362	26,946	42,426	34,806	77,232
Deduct: Stock-based compensation expense determined under the fair value method	(104,949)	(20,157)	(125,106)	(355,518)	(93,444)	(448,962)

Net income (loss) — pro forma	$44,291	$(21,241)	$23,050	$(96,193)	$(95,192)	$(191,385)

Net income per share (basic)	$0.26	$(0.02)	$0.24	$0.43	$(0.07)	$0.36

Net income per share (diluted)	$0.23	$(0.02)	$0.21	$0.39	$(0.06)	$0.33

Net income (loss) per share (basic) — pro forma	$0.09	$(0.05)	$0.04	$(0.19)	$(0.19)	$(0.38)

Net income (loss) per share (diluted) — pro forma	$0.08	$(0.04)	$0.04	$(0.19)	$(0.19)	$(0.38)

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	September 30,	December 31,
	2006	2005
	(In thousands)

Work in process	$88,222	$86,445
Finished goods	135,306	108,126

	$223,528	$194,571

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$186,799	$(158,714)	$28,085	$156,099	$(150,676)	$5,423
Customer relationships	49,266	(46,616)	2,650	46,266	(45,228)	1,038
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(6,973)	641	7,214	(6,343)	871

	$246,995	$(215,619)	$31,376	$212,895	$(205,563)	$7,332

At September 30, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $28.1 million and $3.3 million, respectively. This expense will be amortized ratably through 2011. If the Company acquires additional purchased intangible assets in the future, its cost of revenue or other operating expenses will be increased by the amortization of those assets.

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Cost of revenue	$2,314	$2,774	$8,039	$8,308
Operating expense	329	1,040	2,017	2,992

	$2,643	$3,814	$10,056	$11,300

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2006	2005
	(In thousands)

Accrued rebates	$142,903	$99,645
Accrued taxes	44,155	68,318
Warranty reserve	17,991	14,131
Restructuring liabilities	6,919	8,083
Accrued settlement liabilities	2,047	2,047
Other	57,315	41,439

	$271,330	$233,663

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	September 30,	December 31,
	2006	2005
	(In thousands)

Restructuring liabilities	$4,978	$8,138
Accrued settlement liabilities	2,000	4,000

	$6,978	$12,138

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Beginning balance	$99,645	$93,222
Charged as a reduction to revenue	180,513	164,482
Payments	(137,255)	(148,347)

Ending balance	$142,903	$109,357

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Beginning balance	$14,131	$19,185
Charged to costs and expenses	6,939	1,538
Acquired through acquisition	878	55
Payments	(3,957)	(3,738)

Ending balance	$17,991	$17,040

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the nine months ended September 30, 2006:

Nine Months Ended
September 30, 2006
(In thousands)

Beginning balance	$16,221
Cash payments(1)	(4,324)

Ending balance	$11,897

(1)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands, except per share data)

Numerator: Net income	$110,181	$121,210	$333,965	$180,345

Denominator: Weighted average shares outstanding	548,065	513,301	545,081	504,755
Less: Unvested common shares outstanding	(138)	(528)	(186)	(644)

Denominator for net income per share (basic)	547,927	512,773	544,895	504,111
Effect of dilutive securities:
Unvested common shares outstanding	26	516	111	623
Stock options, restricted stock units and certain other equity compensation instruments	24,644	57,571	44,443	43,458

Denominator for net income per share (diluted)	572,597	570,860	589,449	548,192

Net income per share (basic)	$.20	$.24	$.61	$.36

Net income per share (diluted)	$.19	$.21	$.57	$.33

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2006 common share equivalents were calculated based on (i) stock options to purchase 129.1 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $22.20 per share and (ii) 12.9 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

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

The Company also completed one additional acquisition for $2.4 million in the three months ended September 30, 2006.

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2006 include the results of operations of Sandburst commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

5.	Income Taxes

The Company recorded tax benefits of $23.8 million and $15.7 million for the three and nine months ended September 30, 2006, respectively, and tax benefits of $21.4 million and $19.0 million for the three and nine months ended September 30, 2005, respectively. The effective tax rates for the company were (27.6)% and (4.9)% for the three and nine months ended September 30, 2006, respectively, and (21.5)% and (11.8)% for the three and nine months ended September 30, 2005, respectively.

The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit, foreign earnings taxed at rates lower than the federal statutory rate and certain benefits recorded for the three and nine months ended September 30, 2006 and September 30, 2005, which related primarily to the reversal of certain prior period tax accruals for certain foreign subsidiaries. During the three months ended September 30, 2006 and September 30, 2005 the Company realized income tax benefits of $27.9 million and $25.9 million, respectively, resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries due to the expiration of the statute of limitations for assessment of taxes. In addition, during the nine months ended September 30, 2005 the Company’s Singapore operations were granted certain additional tax incentives, which reduced the Company’s tax provision for the three months ended June 30, 2005 by approximately $4.6 million.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company recorded net deferred tax assets of $1.3 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively, in accordance with SFAS 109.

6.	Shareholders’ Equity

Common Stock

In June 2006 the Company filed Second Amended and Restated Articles of Incorporation (“the Restated Articles”), with the California Secretary of State. The Restated Articles (i) increased the aggregate number of shares of Class A common stock that the Company is authorized to issue from 800,000,000 shares to 2,500,000,000 shares, (ii) clarified that the Company is only authorized to issue 6,432,161 shares of preferred stock and (iii) eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of its initial public offering.

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. From the time the program was first implemented through September 30, 2006, the Company repurchased 12.8 million shares at a weighted average price of $33.47 per share. At September 30, 2006, $226.5 million remained available to repurchase shares under the authorized program, as amended. On July 24, 2006 the Company’s Board of Directors decided to suspend purchasing shares of Class A common stock under the share repurchase program.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,
	2006	2005
		(Restated)
	(In thousands)

Net income	$333,965	$180,345
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net income	—	1
Translation adjustments	(897)	190

Total comprehensive income	$333,068	$180,536

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheets at September 30, 2006 and December 31, 2005 represents accumulated translation adjustments.

7.	Employee Benefit Plans

Stock Incentive Plans

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1998 Stock Incentive Plan, as amended and restated (the “1998 Plan”), is shareholder approved and permits the grant of stock options and restricted stock units to employees, non-employee members of the Board of Directors and consultants. At September 30, 2006, 56.7 million shares remained available for future grant under the 1998 Plan. Stock option and restricted stock unit awards are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain in the Company’s employ. The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the nine months ended September 30, 2006 is set forth below:

	Options Outstanding
			Weighted
			Average	Weighted
			Exercise	Average
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)			(Restated)

Balance at December 31, 2005	142,108	$.01 - $81.50	$19.00	$18.57
Options granted under the 1998 Plan	17,617	23.11 - 48.63	40.41	12.36
Options assumed in acquisition	107	5.26 - 40.49	7.66	41.31
Options cancelled	(2,712)	.01 - 48,63	25.01	11.27
Options exercised	(27,975)	.01 - 38.17	17.14	19.39

Balance at September 30, 2006	129,145	.01 - 81.50	22.20	17.70

At September 30, 2006 outstanding options to purchase 76.9 million shares were exercisable with an average per share exercise price of $18.44. The weighted average remaining contractual life of options outstanding and of options exercisable as of September 30, 2006 were 6.9 years and 6.0 years, respectively.

The total pretax intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $5.8 million and $684.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s Class A common stock of $30.34 on September 30, 2006, the total pretax intrinsic value of all outstanding options was $1.232 billion. The total pretax intrinsic value of exercisable options was $930.7 million.

Restricted stock unit activity under the 1998 Plan in the nine months ended September 30, 2006 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2005	7,090	$23.48
Restricted stock units granted under the 1998 Plan	8,917	40.22
Restricted stock units cancelled	(457)	31.65
Restricted stock units vested	(2,630)	30.24

Balance at September 30, 2006	12,920	33.37

The total pretax intrinsic value of restricted stock units vested during the three and nine months ended September 30, 2006 was $25.0 million and $91.9 million, respectively. Based on the closing price of the Company’s Class A common stock of $30.34 on September 30, 2006, the total pretax intrinsic value of all outstanding restricted stock units was $392.0 million.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year in which such rights are at any time outstanding. The Company issued 1.6 million shares under this plan in the nine months ended September 30, 2006. At September 30, 2006, 7.4 million shares were available for future issuance under this plan.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006(1)	2005	2006(1)	2005
		(Restated)		(Restated)
	(In thousands)

Cost of revenue	$5,742	$1,074	$19,133	$3,140
Research and development	78,191	18,534	234,616	51,943
Selling, general and administrative	37,595	7,338	108,230	22,149

	$121,528	$26,946	$361,979	$77,232

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected life (in years)	3.30	3.00	3.17	3.21
Volatility	0.42	0.38	0.35	0.41
Risk-free interest rate	5.13%	4.23%	4.94%	3.98%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair values per share of the restricted stock units awarded in the nine months ended September 30, 2006 and 2005 were $40.22 and $22.19, respectively, calculated based on the fair market value of the Company’s Class A common stock on the respective grant dates.

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it should not have a material impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2011 related to unvested share-based payment awards at September 30, 2006 is $949.4 million. Of this amount, $106.0 million, $390.9 million, $259.4 million, $162.2 million and $30.9 million are currently estimated to be recorded in the remainder of 2006, in 2007, 2008, 2009 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 97% of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the total unearned stock-based compensation at September 30, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

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

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(Restated)	(Restated)
	(In thousands, except per share data)

Net income — as reported	$121,210	$180,345
Add: Stock-based compensation expense included in net income — as reported	26,946	77,232
Deduct: Stock-based compensation expense determined under the fair value method	(125,106)	(448,962)

Net income (loss) — pro forma	$23,050	$(191,385)

Net income (loss) per share (basic) — as reported	$0.24	$0.36

Net income (loss) per share (diluted) — as reported	$0.21	$0.33

Net income (loss) per share (basic) — pro forma	$0.04	$(0.38)

Net income (loss) per share (diluted) — pro forma	$0.04	$(0.38)

8.	Litigation

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

9.	Subsequent Events

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

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statement of operations and consolidated balance sheet data for the five years ended December 31, 2005 have been restated. In addition, the quarterly unaudited financial information and financial statements for interim periods of 2005 and 2004 and unaudited condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We have also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005 and for the quarterly periods of 2005 and 2004. This restated financial and footnote information is included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 filed with the SEC today.

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

The following table summarizes the impact of the additional stock-based compensation and related income tax adjustments (but not “other tax adjustments”) resulting from the review of our equity award practices on previously reported stock-based compensation expense on a quarterly basis for 2005 and the three months ended March 31, 2006:

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

Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income

The following tables present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net revenue	$694,977	$—	$694,977	$1,850,183	$—	$1,850,183
Cost of revenue	327,079	663	327,742	876,650	2,003	878,653

Gross profit	367,898	(663)	367,235	973,533	(2,003)	971,530
Operating expense:	—	—	—
Research and development	170,655	7,957	178,612	470,159	25,028	495,187
Selling, general and administrative	69,392	2,826	72,218	189,642	9,523	199,165
Amortization of purchased intangible assets	1,040	—	1,040	2,992	—	2,992
Settlement costs	—	—	—	110,000	—	110,000
In-process research and development	35,000	—	35,000	41,652	—	41,652
Restructuring reversal	(2,500)	—	(2,500)	(2,500)	—	(2,500)

Income from operations	94,311	(11,446)	82,865	161,588	(36,554)	125,034
Interest income, net	14,317	—	14,317	32,953	—	32,953
Other income, net	2,580	—	2,580	3,357	—	3,357

Income before income taxes	111,208	(11,446)	99,762	197,898	(36,554)	161,344
Income tax benefit	(21,448)	—	(21,448)	(19,001)	—	(19,001)

Net income	$132,656	$(11,446)	$121,210	$216,899	$(36,554)	$180,345

Net income per share (basic)	$0.26	$(0.02)	$0.24	$0.43	$(0.07)	$0.36

Net income per share (diluted)	$0.23	$(0.02)	$0.21	$0.39	$(0.06)	$0.33

Weighted average shares (basic)	512,773	—	512,773	504,111	—	504,111

Weighted average shares (diluted)	575,512	(4,652)	570,860	552,482	(4,290)	548,192

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)

Cost of revenue	$471	$603	$1,074	$1,233	$1,907	$3,140
Research and development	11,559	6,975	18,534	28,499	23,444	51,943
Selling, general and administrative	4,554	2,784	7,338	12,694	9,455	22,149

	$16,584	$10,362	$26,946	$42,426	$34,806	$77,232

Consolidated Balance Sheet

The impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheet was an increase in wages and related benefits and a decrease in total shareholders’ equity for related tax adjustments of $4.9 million at December 31, 2005.

Stock-Based Compensation in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the three and nine months ended September 30, 2005, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma illustrations for the stated periods:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net income	$132,656	$(11,446)	$121,210	$216,899	$(36,554)	$180,345
Add: Stock-based compensation expense included in net income	16,584	10,362	26,946	42,426	34,806	77,232
Deduct: Stock-based compensation expense determined under the fair value method	(104,949)	(20,157)	(125,106)	(355,518)	(93,444)	(448,962)

Net income (loss) — pro forma	$44,291	$(21,241)	$23,050	$(96,193)	$(95,192)	$(191,385)

Net income per share (basic)	$0.26	$(0.02)	$0.24	$0.43	$(0.07)	$0.36

Net income per share (diluted)	$0.23	$(0.02)	$0.21	$0.39	$(0.06)	$0.33

Net income (loss) per share (basic) — pro forma	$0.09	$(0.05)	$0.04	$(0.19)	$(0.19)	$(0.38)

Net income (loss) per share (diluted) — pro forma	$0.08	$(0.04)	$0.04	$(0.19)	$(0.19)	$(0.38)

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

The following table presents details of our net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales of semiconductor products	99.7%	99.3%	99.2%	98.8%
Other	0.3	0.7	0.8	1.2

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales made through direct sales force	87.5%	84.1%	84.2%	84.8%
Sales made through distributors	12.5	15.9	15.8	15.2

	100.0%	$100.0%	100.0%	100.0%

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

For these and other reasons, our net revenue and results of operations in the three months ended September 30, 2006 and prior periods may not be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Five largest customers as a group	47.6%	45.3%	46.5%	46.1%

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

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Asia (primarily in Taiwan, Korea, China and Japan)	20.2%	17.0%	19.7%	16.7%
Europe (primarily in France and the United Kingdom)	5.7	8.4	8.5	7.8
Other	0.4	0.6	0.3	0.4

	26.3%	26.0%	28.5%	24.9%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Asia (primarily in Taiwan, Korea and China)	79.7%	76.2%	78.9%	72.7%
Europe (primarily in France and the United Kingdom)	3.2	3.2	3.4	4.0
Other	2.6	5.1	4.4	6.1

	85.5%	84.5%	86.7%	82.8%

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

In the three months ended September 30, 2006 our net income was $110.2 million as compared to $121.2 million in the three months ended September 30, 2005, a difference of $11.0 million. This decrease in profitability was the direct result of an increase in stock-based compensation expense of $94.6 million, offset by the impact of the $207.6 million increase in net revenue.

In the nine months ended September 30, 2006 our net income was $334.0 million as compared to $180.3 million in the nine months ended September 30, 2005, a difference of $153.7 million. This improvement in profitability was primarily the result of the $894.2 million or 48.3% increase in net revenue, offset by a $284.7 million increase in stock-based compensation expense.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the nine months ended September 30, 2006.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2006, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of September 30, 2006 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

We considered three alternate revised measurement dates or values for these option grants:

•	First, we considered alternate measurement dates based on the date seven days prior to the date of each grant’s entry into Equity Edge. This alternative was based on evidence obtained during our equity award review that indicated that most grants were entered into Equity Edge a number of days after the date on which the measurement date criteria of APB 25 had been met. Had we used the dates seven days prior to the dates of entry into Equity Edge, rather than the later Equity Edge entry dates, our total additional deferred compensation adjustment of $2.672 billion would have been reduced by $24.2 million.

•	Second, we considered measurement dates based on the date fourteen days prior to the date of each grant’s entry into Equity Edge. Again, this alternative was based on evidence obtained during our equity award review which indicated that most grants were entered into Equity Edge a number of days after the date on which the measurement date criteria of APB 25 had been met. Had we used the dates fourteen days prior to the dates of entry into Equity Edge rather than the later Equity Edge entry dates, our total additional deferred compensation adjustment of $2.672 billion would have been reduced by $116.7 million.

•	Third, we considered an alternate measurement approach based on the average closing stock price during the period between the date indicated on the unanimous written consent documenting each option grant approval and the date of each grant’s entry into Equity Edge. Had we used the average closing stock prices as the basis for measurement rather than measurement on the dates of entry into Equity Edge, our total additional deferred compensation adjustment of $2.672 billion would have been reduced by $409.5 million.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

The following table sets forth certain consolidated statement of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	49.9	47.2	48.9	47.5

Gross profit	50.1	52.8	51.1	52.5
Operating expense:
Research and development(1)	30.2	25.7	29.3	26.8
Selling, general and administrative(1)	13.9	10.4	13.1	10.8
Amortization of purchased intangible assets	—	0.2	0.1	0.1
In-process research and development	—	5.0	0.2	2.2
Restructuring costs (reversal)	—	(0.4)	—	(0.1)
Settlement costs	—	—	—	5.9

Income from operations	6.0	11.9	8.4	6.8
Interest income, net	3.6	2.0	3.1	1.7
Other income, net	—	0.4	0.1	0.2

Income before income taxes	9.6	14.3	11.6	8.7
Income tax benefit	(2.6)	(3.1)	(0.6)	(1.0)

Net income	12.2%	17.4%	12.2%	9.7%

(1)	The percentages included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Consolidated Financial Statements.

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Net revenue	$902,586	100.0%	$694,977	100.0%	$207,609	29.9%
Cost of revenue(1)	450,164	49.9	327,742	47.2	122,422	37.4

Gross profit	$452,422	50.1%	$367,235	52.8%	$85,187	23.2

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Net revenue	$2,744,364	100.0%	$1,850,183	100.0%	$894,181	48.3%
Cost of revenue(1)	1,341,747	48.9	878,653	47.5	463,094	52.7

Gross profit	$1,402,617	51.1%	$971,530	52.5%	$431,087	44.4

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
		(In thousands, except percentages)

Enterprise networking	$287,754	31.8%	$272,144	39.2%	$15,610	5.7%
Broadband communications	358,865	39.8	237,172	34.1	121,693	51.3
Mobile and wireless	255,967	28.4	185,661	26.7	70,306	37.9

Net revenue	$902,586	100.0%	$694,977	100.0%	$207,609	29.9

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

The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue attributable to our controller products partially offset by a decrease in our network switching products. The increase in net revenue from our broadband communications target market was resulted from increases in cable modems, DSL applications and direct broadcast satellite. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth, mobile multimedia and wireless LAN product offerings.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005:

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Enterprise networking	$898,557	32.7%	$759,250	41.0%	$139,307	18.3%
Broadband communications	1,047,120	38.2	670,115	36.2	377,005	56.3
Mobile and wireless	798,687	29.1	420,818	22.8	377,869	89.8

Net revenue	$2,744,364	100.0%	$1,850,183	100.0%	$894,181	48.3

The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue attributable to our network switching, PHY, network optical and controller products. The increase in net revenue in our broadband communications target market was broad-based. In our mobile and wireless target market, we experienced strong growth in our Bluetooth, mobile multimedia and wireless LAN offerings.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the three months ended September 30, 2006 as compared to the three months ended June 30, 2006:

	Three Months Ended		Three Months Ended
	September 30, 2006		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Enterprise networking	$287,754	31.8%	$305,213	32.5%	$(17,459)	(5.7)%
Broadband communications	358,865	39.8	357,103	37.9	1,762	0.5
Mobile and wireless	255,967	28.4	278,815	29.6	(22,848)	(8.2)

Net revenue	$902,586	100.0%	$941,131	100.0%	$(38,545)	(4.1)

The decrease in our enterprise networking target market resulted primarily from a decrease in net revenue attributable to our network switching products. Although our broadband communications target market was flat, we experienced strong growth in our digital cable and digital TV products offset by a decrease in our DSL products. In our mobile and wireless target market, we experienced a decrease in net revenue attributable to our cellular and LAN products partially offset by growth in our Bluetooth products.

We recorded rebates to certain customers in the amounts of $69.4 million and $59.3 million in the three months ended September 30, 2006 and 2005, respectively, and $180.5 million and $164.5 million in the nine months ended September 30, 2006 and 2005, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates. Historically, reversals of rebate accruals have not been material.

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

The increase in absolute dollars of gross profit in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 resulted primarily from the 29.9% and 48.3% increase in net revenue, respectively. Gross margin decreased from 52.8% in the three months ended September 30, 2005 to 50.1% in the three months ended September 30, 2006. Gross margin decreased from 52.5% in the nine months ended September 30, 2005 to 51.1% in the nine months ended September 30, 2006. The primary factors that caused the decreases in gross margin were an increase in provisions for excess and obsolete inventory and warranty costs and stock-based compensation expense, the latter resulting from the adoption of SFAS 123R. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

Research and Development and Selling, General and Administrative Expenses

The following tables present research and development and selling, general and administrative expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	September 30, 2006(1)		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(Restated)
	(In thousands, except percentages)

Research and development	$272,565	30.2%	$178,612	25.7%	$93,953	52.6%
Selling, general and administrative	125,281	13.9	72,218	10.4	53,063	73.5

	Nine Months Ended		Nine Months Ended
	September 30, 2006(1)		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
			(Restated)
	(In thousands, except percentages)

Research and development	$804,283	29.3%	$495,187	26.8%	$309,096	62.4%
Selling, general and administrative	360,162	13.1	199,165	10.8	160,997	80.8

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 resulted primarily from increase of $59.7 million and $182.7 million, respectively, in stock-based compensation and an increase of $30.0 million and $89.1 million, respectively, in personnel-related expenses. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities since September 30, 2005, resulting from both direct hiring and acquisitions, and (iii) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

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

The increase in selling, general and administrative expense in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 resulted primarily from increases of $30.3 million and $86.1 million, respectively, in stock-based compensation, and increases of $19.8 million and $66.7 million, respectively, in other expenses (i.e., legal fees and personnel-related expenses). These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities since September 30, 2005, resulting from both direct hiring and acquisitions, and (iv) an increase in cash compensation levels. For a further discussion of stock-based compensation expense, see “Stock-Based Compensation Expense,” below. For a further discussion of our litigation matters, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long-term to support any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006(1)	2005	2006(1)	2005
		(Restated)		(Restated)
	(In thousands)

Cost of revenue	$5,742	$1,074	$19,133	$3,140
Research and development	78,191	18,534	234,616	51,943
Selling, general and administrative	37,595	7,338	108,230	22,149

	$121,528	$26,946	$361,979	$77,232

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it should not have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2006 through 2010 related to unvested share-based payment awards at September 30, 2006 is $949.4 million. Of this amount, $106.0 million, $390.9 million, $259.4 million, $162.2 million and $30.9 million are currently estimated to be recorded in the remainder of 2006, in 2007, 2008, 2009 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 97% of the total unearned stock-based compensation at September 30, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We granted employee stock options to purchase 12.4 million shares of our Class A common stock and 6.2 million restricted stock units in the second quarter of 2006 as part of the our regular annual equity compensation review program. We will recognize up to $415.4 million of stock-based compensation expense, net of forfeitures, related to those awards. This unearned stock-based compensation is being amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Cost of revenue	$2,314	$2,774	$8,039	$8,308
Operating expense	329	1,040	2,017	2,992

	$2,643	$3,814	$10,056	$11,300

At September 30, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $28.1 million and $3.3 million, respectively. This expense will be amortized ratably through 2011. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the nine months ended September 30, 2006 and 2005, we recorded IPR&D of $5.2 million and $41.7 million, respectively. The amounts allocated to IPR&D in the nine months ended September 30, 2006 and 2005 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest and Other Income, Net

The following tables present interest and other income, net, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$31,826	3.6%	$14,317	2.0%	$17,509	122.3%
Other income, net	299	—	2,580	0.4	(2,281)	(88.4)

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Interest income, net	$83,758	3.1%	$32,953	1.7%	$50,805	154.2%
Other income, net	3,518	0.1	3,357	0.2	161	4.8

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $1.705 billion at September 30, 2005 to $2.554 billion at September 30, 2006. The weighted average interest rates earned for the three months ended September 30, 2006 and 2005 were 5.21% and 3.66%, respectively. The weighted average interest rates earned for the nine months ended September 30, 2006 and 2005 were 4.80% and 3.19%, respectively.

Provision for Income Taxes

We recorded tax benefits of $23.8 million and $15.7 million for the three and nine months ended September 30, 2006, respectively, and tax benefits of $21.4 million and $19.0 million for the three and nine months ended September 30, 2005, respectively. Our effective tax rates were (27.6)% and (4.9)% for the three and nine months ended September 30, 2006, respectively, and (21.5)% and (11.8)% for the three and nine months ended September 30, 2005, respectively.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit, foreign earnings taxed at rates lower than the federal statutory rate and certain benefits recorded for the three and nine months ended September 30, 2006 and September 30, 2005, which related primarily to the reversal of certain prior period tax accruals for certain foreign subsidiaries. During the three months ended September 30, 2006 and September 30, 2005 we realized income tax benefits of $27.9 million and $25.9 million, respectively, resulting from the reversal of certain prior period tax accruals for certain foreign subsidiaries due to the expiration of the statute of limitations for assessment of taxes. In addition, during the nine months ended September 30, 2005 the Company’s Singapore operations were granted certain additional tax incentives, which reduced the Company’s tax provision for the three months ended June 30, 2005 by approximately $4.6 million.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we recorded net deferred tax assets of

$1.3 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively, in accordance with SFAS 109.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	September 30,	December 31,
	2006	2005		Increase
	(In thousands)

Working capital	$2,515,358	$1,736,382	(1)	$778,976

Cash and cash equivalents(2)	$1,927,798	$1,437,276		$490,522
Short-term marketable securities(2)	449,353	295,402		153,951
Long-term marketable securities	177,273	142,843		34,430

	$2,554,424	$1,875,521		$678,903

(1)	Restated.

(2)	Included in working capital.

Our working capital increased in the nine months ended September 30, 2006 primarily related to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options, offset in part by cash paid for the repurchase of shares of our Class A common stock, the acquisition of Sandburst Corporation, and the purchase of long-term marketable securities and property and equipment.

Cash Provided in the Nine Months Ended September 30, 2006 and 2005.  Cash and cash equivalents increased to $1.927 billion at September 30, 2006 from $1.437 billion at December 31, 2005 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In the nine months ended September 30, 2006 our operating activities provided $606.9 million in cash. This was primarily the result of $334.0 million in net income and $411.7 million in net non-cash operating expenses offset in part by $138.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the nine months ended September 30, 2005 our operating activities provided $313.0 million in cash. This was primarily the result of $180.3 million in net income, $169.5 million in net non-cash operating expenses, offset by $36.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2005 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable increased $116.9 million to $424.3 million in the nine months ended September 30, 2006. The increase in accounts receivable was primarily the result of the $82.0 million increase in net revenue in the third quarter of 2006 to $902.6 million, as compared with $820.6 million in the fourth quarter of 2005. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $29.0 million to $223.5 million in the nine months ended September 30, 2006, primarily in response to higher levels of purchase orders received from our customers and the buildup of buffer inventories based upon our forecast of future demand for certain key products. In the future, our inventory levels will continue to be determined based on the level of purchase orders received and the stage at which our products are in their respective product life cycles as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used $315.5 million in cash in the nine months ended September 30, 2006, which was primarily the result of $188.4 million used in the net purchase of marketable securities, $70.1 million of net cash paid for acquisitions and the purchase of $57.2 million of capital equipment to support operations. Investing activities used $254.8 million in cash in the nine months ended September 30, 2005, which was primarily the result of $153.3 million used in the net purchase of marketable securities, $78.1 million of net cash paid in purchase acquisitions and the purchase of $25.2 million of capital equipment to support operations, offset by $1.8 million in net proceeds received from the sale of strategic investments.

Our financing activities provided $199.2 million in cash in the nine months ended September 30, 2006, which was primarily the result of $475.8 million in net proceeds received from issuances of common stock upon exercises of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $275.7 million in repurchase of shares of our Class A common stock pursuant to our share repurchase program. Our financing activities provided $218.4 million in cash in the nine months ended September 30, 2005, which was primarily the result of $314.7 million in net proceeds received from issuances of common stock upon exercises of stock options and common stock purchases through our employee stock purchase plan, offset in part by $95.9 million in repurchase of shares of our class A common stock and a $2.5 million payment on debt assumed in connection with an acquisition.

Due to the increase in the price of our Class A common stock, a greater number of stock options were exercised by employees, and we received more proceeds from the exercise of stock options, in the nine months ended September 30, 2006 than during the nine months ended September 30, 2005. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce future growth in the number of stock options available for exercise. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we have determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2006 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchase of shares of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have filed universal shelf registration statement on SEC Form S-3 that allows us to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. We have not issued any securities under the universal shelf registration statement. Because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all SEC reports required to be filed during the preceding twelve calendar months, we will not be able to issue shares under the Form S-3 until December 1, 2007. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchase of shares of our Class A common stock;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	issuance of restricted stock units and the related payments in cash for withholding taxes due from employees during 2006 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry, assembly and test capacity and packaging materials;

•	expenses related to our restructuring plans;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2006 the carrying value of our cash and cash equivalents approximated fair value.

Marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss). Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of September 30, 2006 the carrying value and fair value of these securities were $626.6 million and $625.4 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of September 30, 2006 and December 31, 2005, respectively, were as follows:

	Carrying
	Value					Fair Value
	September 30 ,	Maturity				September 30,
	2006	2006	2007	2008	2009	2006
		(In thousands, except interest rates)

Investments
Cash equivalents	$994,461	$994,461	$—	$—	$—	$994,460
Weighted average interest rate	5.37%	5.37%	—	—	—
Marketable securities	$626,626	$219,515	$300,330	$77,866	$28,915	$625,425
Weighted average interest rate	4.94%	5.13%	4.77%	4.90%	5.42%

	Carrying
	Value				Fair Value
	December 31,	Maturity			December 31,
	2005	2006	2007	2008	2005
		(In thousands, except interest rates)

Investments
Cash equivalents	$835,598	$835,598	$—	$—	$835,202
Weighted average interest rate	4.38%	4.38%	—	—
Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702
Weighted average interest rate	3.77%	3.62%	3.94%	4.45%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of September 30, 2006, the carrying and fair value of our strategic investments was $6.5 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our current management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, which included the findings of the voluntary review and the restatement described herein, and the remediation of the material weakness as of September 19, 2006 described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level at September 30, 2006 and as of the date of this filing.

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

Except for the remediation as of September 19, 2006 to the material weakness described above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our previously announced equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and have restated our financial statements for the first quarter of 2006 as well. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, which have been superseded in their entirety by the information contained in the amended Annual Report on the Form 10-K/A for the year ended December 31, 2005 and the amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented 46.5% and 49.8% of our net revenue in the nine months ended September 30, 2006 and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue during the balance of 2006 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 employees, including contractors, as of December 31, 2002 to 5,039 employees, including contractors, as of September 30, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2006, we acquired 34 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 26.3% and 28.5% of our net revenue in the three and nine months ended September 30, 2006, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 85.5% and

86.7% of our net revenue in the three and nine months ended September 30, 2006, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

As of September 30, 2006 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.0% of our outstanding common stock and held 59.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2006 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.4% of our outstanding common stock and held 59.4% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In the three months ended September 30, 2006, we issued an aggregate of 66,250 shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million from time to time during the period beginning January 26, 2006 and ending January 26, 2007. The following table details the repurchases that were made under the program during the three months ended September 30, 2006:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

July 1, 2006 — July 31, 2006	1,050	$28.22	1,050
August 1, 2006 — August 31, 2006	—	—	—
September 1, 2006 — September 30, 2006	—	—	—

	1,050	28.22	1,050	$226,524

From the time the program was first implemented through September 30, 2006, we repurchased 12.8 million shares of our Class A common stock at a weighted average price of $33.47 per share.

On July 24, 2006 our Board of Directors decided to suspend purchasing shares of our Class A common stock under the share repurchase program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As a result of our inability to timely file our Quarterly Report on Form 10-Q with the SEC for the three months ended June 30, 2006, we received a notice from The Nasdaq Stock Market regarding the possible delisting of our shares from The Nasdaq Global Select Market. We timely appealed the notice and requested a hearing before the Nasdaq Listing Qualifications Panel.

On November 2, 2006 the Nasdaq Listing Qualifications Panel granted our request for continued listing of our Class A common stock on The Nasdaq Global Select Market. However, our continued listing is subject to the following conditions: (1) on or before January 7, 2007, we must submit additional information to Nasdaq regarding the review of our historical equity award practices and related accounting (which we have timely submitted); and (2) on or before January 31, 2007, we must file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and all necessary restatements of our prior financial statements with the SEC. Should we be unable to meet these deadlines, we cannot assure you that Nasdaq will grant an additional extension of time to meet such conditions or that our Class A common stock will remain listed on The Nasdaq Stock Market.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

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
Bruce E. Kiddoo
Vice President, Corporate Controller and
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

January 23, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.