Form 10-K
period 2006-12-31
BROADCOM CORP
filed 2007-02-20
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Shareholders to be filed on or before April 2, 2007.

Broadcom®, the pulse logo, 54g®, Air Force®, Blutonium®, BroadVoice®, CryptoNetX®, NetLink®, NetXtreme®, QAMLink®, QuadSquad®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, Videocore®, 125 High Speed Modetm, BladeRunnertm, BroadRangetm, CableCheckertm, CellAiritytm, FirePathtm, InConcerttm, Intensi-fitm, LoopDTechtm, NetXtreme IItm, ROBOSwitchtm, ROBOswitch-plustm, ROBO-HStm, SecureEasySetuptm, StrataSwitch IItm, StrataXGS IIItm, SystemI/Otm and WebSuperSmarttm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2007 Broadcom Corporation. All rights reserved.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our historical financial statements and new accounting rules related to the expensing of stock options on our future reported results; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our prospective needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business

Overview

Broadcom Corporation is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 16215 Alton Parkway, Irvine, California 92618-3616, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Please note that financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and have been superseded in their entirety by the information in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, or the 2005 Form 10-K/A, and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007. All references in this Report to financial information for the year 2005 or prior years are to the information contained in the 2005 Form 10-K/A.

Our Class A common stock trades on the Nasdaq Global Select Marketsm under the symbol BRCM. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.

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

High Definition DVD Players

The DVD player market is currently undergoing a transition as a result of the increased adoption of HDTV sets by consumers and the advent of advanced video compression technologies, such as H.264 (also known as MPEG-4 Part 10/advanced video coding (AVC)) and VC-1 (SMPTE 421M), the SMPTE standard based on Microsoft® Windows Media® Video 9. These trends have led television broadcasters and movie studios to begin offering more high definition video content. In turn, consumer electronics manufacturers have begun offering high definition DVD players and recorders, with substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with high resolution HDTV content. However, similar to the battle between VHS versus Betamax in the 1970’s and 1980’s, two competing optical disc formats have emerged: the Blu-ray Disctm and HD DVDtm formats. Both Blu-ray and HD DVD disc formats offer significantly greater storage capacity than the current DVD standard, but they differ in the depth of the recording layer inside the disc; like a standard DVD, the recoding layer in an HD DVD is midway through the disc, while in a Blu-ray disc it can be found much closer to the surface. This difference makes the two formats incompatible.

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

Mobile Digital TV

Mobile digital TV refers to a series of new broadcast technology standards targeted specifically at mobile platforms. As incorporation of video into mobile devices becomes more prevalent, broadcast technologies offer improved viewing quality and lower network loading as compared to video over 3G IP transfers. Of these standards, the Digital Video Broadcasting – Handheld (DVB-H) standard currently offers broad geographic coverage worldwide. DVB-H is based on the DVB-T standard with lower power features.

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

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 46.5%, 48.5% and 53.0% of our net revenue in 2006, 2005 and 2004, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

We expect that our key customers will continue to account for a substantial portion of our net revenue in 2007 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2007 and for the foreseeable future. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have design centers in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins, and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Matawan, New Jersey; Austin, Texas and Seattle, Washington, among other locations. Internationally, we also have design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Singapore, Taiwan and the United Kingdom, among other locations. We anticipate establishing additional design centers in the United States and in other countries.

Our research and development expense was $1.117 billion, $681.0 million and $598.7 million in 2006, 2005 and 2004, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $307.1 million, $68.6 million and $102.3 million in 2006, 2005 and 2004, respectively.

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

We depend on five independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Singapore and Taiwan, several of which maintain multiple fabrication facilities in various locations. Any inability of one of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our products are currently fabricated with .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; .13 micron, six and seven layer metal; and 90 nanometer, six and seven layer metal structures. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies, and are designing most new products in 65 nanometer process technology, seven to eight layer metal, feature sizes. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, the transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar expenses and difficulties or delays as we continue to transition our products to smaller geometry processes. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test

Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our eight key subcontractors: Advanced Semiconductor Engineering (previously Global Advance Packaging & Test) in China; Amkor in Korea, Philippines and China; ASAT in Hong Kong; EEMS Test Singapore in Singapore; Signetics in Korea; Siliconware Precision in Taiwan; STATSChipac in Singapore, Korea, Malaysia and China; and United Test and Assembly Center in Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

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

Product Distribution

Initially we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility put us closer to our suppliers and many key customers and improved our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. Net revenue derived from actual shipments to international destinations, primarily in Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 86.5%, 84.5% and 79.0% of our net revenue in 2006, 2005 and 2004, respectively.

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

We currently hold over 1,950 U.S. and 750 foreign patents and have filed more than 5,900 additional U.S. and foreign patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards.

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

Employees

As of December 31, 2006 we had 5,233 full-time, contract and temporary employees, including 3,808 individuals engaged in research and development, 555 engaged in sales and marketing, 364 engaged in manufacturing operations, and 506 engaged in finance, legal and general administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our amended and subsequent reports on Forms 10-K/A, 10-Q/A, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

Our operating results for 2006 and prior periods have been materially and adversely impacted by the results of the voluntary review of our past equity award practices. Any related action by a governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees. Such matters and civil litigation relating to our past equity award practices or the January 2007 restatement of our financial statements for periods ended on or before March 31, 2006 could result in significant costs and the diversion of attention of our management and other key employees.

In connection with our recent equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and for the first quarter of 2006. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our 2005 Form 10-K/A and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

Based on the results of the equity award review, the Audit Committee of our Board of Directors concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount was net of forfeitures related to employee terminations. The additional stock-based compensation expense was amortized over the service period relating to each option, typically four years, with approximately 95% of the total expense recorded in years prior to 2004. In addition, $17.2 million of net adjustments were recorded in connection with our equity award review in the three months ended March 31, 2006.

These expenses had the effect of decreasing income from operations, net income, and net income per share (basic and diluted) in affected periods in which we reported a profit, and increasing loss from operations, net loss, and net loss per share in affected periods in which we reported a loss. Information regarding the effect of the restatement on our financial statements for various periods is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

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

Additionally, as discussed in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation relating to our past equity award practices or the January 2007 restatement of our prior financial statements could result in significant costs and diversion of the attention of management and other key employees.

The implementation of new accounting rules related to the expensing of stock-based awards negatively impacted our operating results in 2006 and will continue to do so in 2007 and thereafter. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, effective January 1, 2006. SFAS 123R requires all share-based payment awards to employees, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

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

In assessing the findings of the voluntary equity award review as well as the restatement of our consolidated financial statements for periods ended on or before March 31, 2006, our management concluded that there was a material weakness, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2005. Management believes this material weakness was remediated September 19, 2006 and, accordingly, no longer exists as of the date of this filing. See the discussion included in Part II, Item 9A of this Report for additional information regarding our internal control over financial reporting.

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

Additionally, in the last four years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the third quarter of 2006 and in the fourth quarter of 2004 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license under a third party’s intellectual property rights on commercially reasonable terms, if at all.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 1,950 U.S. and 750 foreign patents and have filed more than 5,900 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .22 micron, .18 micron, .13 micron and 90 nanometer geometry processes. We are now designing most new products in 65 nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as a result of increasing costs and expenditures as described above as well as the risk that we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

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

Sales to our five largest customers represented 46.5%, 48.5% and 53.0% of our net revenue in 2006, 2005 and 2004, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 5,233 full-time, contract and temporary employees as of December 31, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning, or ERP, system to help us improve our planning and management processes and a new human resources management, or HRM, system. More recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in December 2004 we signed a $183.0 million lease agreement under which we will relocate our headquarters and Irvine operations to new, larger facilities that will enable us to centralize all of our Irvine employees and operations on one campus. This relocation is currently anticipated to occur in the first half of 2007. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. In 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. During the time that periodic filings with the SEC were not current, as a result of our recent voluntary review of our equity award practices, we were not able to issue shares of our common stock pursuant to equity awards. We cannot be certain that we will be able to continue to attract, retain and motivate employees if we are unable to issue shares of our common stock pursuant to equity awards for a sustained period or if our Class A common stock experiences another substantial price decline.

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

To remain competitive, we must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and wired and wireless communications markets.

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

Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. Our products have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us, our subcontractors, suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our acquisitions were shares of Class B common stock, which have voting rights superior to those of our publicly traded Class A common stock.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 28.2% of our 2006 net revenue was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 86.5% of our net revenue in 2006. We also undertake design and development activities in

Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

We do not own or operate an assembly or test facility. Eight third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

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

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances, or RoHS, Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The RoHS Directive became effective July 1, 2006. We believe that, absent any unforeseen delays, our current product designs and material supply chains will allow production to continue in compliance with the RoHS Directive and without interruption. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

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

The leased facilities comprise an aggregate of approximately 1.9 million square feet. Our principal facilities have lease terms that expire at various dates through 2014. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from our present location to a new, larger facility in Irvine, which will consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first half of 2007.

We believe that the facilities under lease will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings

The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the three months ended December 31, 2006.

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

As of December 31, 2006 and 2005 there were 1,448 and 1,725 record holders of our Class A common stock and 213 and 263 record holders of our Class B common stock, respectively. On February 16, 2007 the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $35.25 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graphs

The graphs below show a comparison of the cumulative total shareholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index over the five year period ended December 31, 2006 and, consistent with prior presentations in our proxy statements, for the period from April 17, 1998 (the first trading date of our Class A common stock) through December 31, 2006. Each graph assumes $100 invested at the indicated starting date in our Class A common stock and in each of the market indices, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our Class A common stock and do not anticipate paying any cash dividends in the foreseeable future. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR
THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2006

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
APRIL 17, 1998 THROUGH DECEMBER 31, 2006

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

Recent Sales of Unregistered Securities

In the three months ended December 31, 2006, we issued an aggregate of 0.1 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million. On July 24, 2006 the Board decided to suspend purchasing shares of our Class A common stock under the share repurchase program as a result of the then-pending voluntary review of our equity award practices. From the time the program was first implemented through December 31, 2006, we repurchased a total of 12.8 million shares of Class A common stock at a weighted average price of $33.47 per share.

In February 2007 the Board authorized a new program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,
	2006	2005(2)	2004(2)	2003(2)	2002(2)
	(In thousands, except per share data)

Consolidated Statements of Operations Data
Net revenue	$3,667,818	$2,670,788	$2,400,610	$1,610,095	$1,082,948
Cost of revenue(1)	1,795,565	1,267,799	1,196,767	866,359	623,005

Gross profit	1,872,253	1,402,989	1,203,843	743,736	459,943
Operating expense:
Research and development(1)	1,117,014	681,047	598,697	732,386	1,000,303
Selling, general and administrative(1)	504,012	274,260	244,037	259,258	342,287
Amortization of purchased intangible assets	2,347	4,033	3,703	3,504	22,387
In-process research and development	5,200	43,452	63,766	—	—
Settlement costs	—	110,000	68,700	194,509	3,000
Impairment of goodwill and other intangible assets	—	500	18,000	439,611	1,265,038
Restructuring costs (reversal)	—	(2,500)	—	2,932	119,680
Stock option exchange(1)	—	—	—	413,161	—

Income (loss) from operations	243,680	292,197	206,940	(1,301,625)	(2,292,752)
Interest income, net	118,997	51,207	15,010	6,828	12,183
Other income (expense), net	3,964	3,465	7,317	26,053	(32,750)

Income (loss) before income taxes	366,641	346,869	229,267	(1,268,744)	(2,313,319)
Provision (benefit) for income taxes	(12,400)	(20,220)	56,082	25,127	471,707

Net income (loss)	$379,041	$367,089	$173,185	$(1,293,871)	$(2,785,026)

Net income (loss) per share (basic)(3)	$0.69	$0.72	$0.36	$(2.95)	$(6.93)

Net income (loss) per share (diluted)(3)	$0.64	$0.66	$0.33	$(2.95)	$(6.93)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$2,158,110	$1,437,276	$858,592	$558,669	$389,555
Working capital	2,673,087	1,736,382	1,085,099	491,830	187,767
Goodwill and purchased intangible assets, net	1,214,174	1,156,934	1,079,262	834,319	1,252,639
Total assets	4,876,766	3,752,199	2,885,839	2,017,622	2,216,153
Long-term debt, including current portion	—	—	—	—	113,470
Total shareholders’ equity	4,191,666	3,140,567	2,363,743	1,489,408	1,644,521

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(2)	The amounts included in 2006 reflect the adoption of SFAS 123R, effective January 1, 2006. Had Broadcom applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, in prior periods, we would have reported net losses of $94.8 million, $608.6 million, $2.062 billion and $3.782 billion in 2005, 2004, 2003 and 2002, respectively. We would have reported net losses per share (basic and diluted) of $0.19, $1.27, $4.71 and $9.41 in 2005, 2004, 2003 and 2002, respectively. See Notes 1 and 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(3)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations data above:

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
	(In thousands)

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$24,589	$4,177	$4,776	$44,522	$31,525
Research and development	307,096	68,606	102,253	298,081	538,499
Selling, general and administrative	136,679	29,232	30,897	69,053	177,020
Stock option exchange	—	—	—	410,381	—

	$468,364	$102,015	$137,926	$822,037	$747,044

(1)	The amounts included in 2006 reflect the adoption of SFAS 123R, effective January 1, 2006.

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2006. Certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2006 presentation. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our 2005 Form 10-K/A and in our subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Equity Award Review

We recently completed a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount was net of forfeitures related to employee terminations. The additional stock-based compensation expense was amortized over the service period relating to each option, typically four years, with approximately 95% of the total expense recorded in years prior to 2004. In addition, $17.2 million of net adjustments were recorded in connection with our equity award review in the three months ended March 31, 2006.

None of the grants requiring measurement date adjustment was made to our co-founders or to any current or former member of our Board of Directors.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005, included in “Selected Consolidated Financial Data” in Part II, Item 6 of our 2005 Form 10-K/A were restated. We also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, should not be relied upon and have been superseded in their entirety by the information contained in our 2005 Form 10-K/A and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

Overview

Broadcom Corporation is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/O server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Net Revenue.  We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in multiple markets. We utilize independent foundries to manufacture all of our semiconductor products.

Our net revenue is generated principally by sales of our semiconductor products. Such sales represented 99.4%, 99.1% and 99.0% of our total net revenue in 2006, 2005 and 2004, respectively. We derive the remainder of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of our sales occur through the efforts of our direct sales force. Sales made through distributors represented 14.9%, 15.6% and 9.6% of our total net revenue in 2006, 2005 and 2004, respectively.

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

For these and other reasons, our net revenue and results of operations in 2006 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended December 31,
	2006	2005	2004

Motorola	15.4%	15.5%	12.4%
Cisco(1)	11.2	12.4	11.0
Hewlett-Packard	*	*	12.9
Five largest customers as a group	46.5	48.5	53.0

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2006	2005	2004

Asia (primarily in Japan, Taiwan, Korea and China)	19.5%	17.8%	15.0%
Europe (primarily in France and the United Kingdom)	8.4	7.6	6.4
Other	0.3	0.4	0.2

	28.2%	25.8%	21.6%

Net revenue derived from shipments to international destinations, primarily to Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 86.5%, 84.5% and 79.0% of our net revenue in 2006, 2005 and 2004, respectively.

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

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	in-process research and development, or IPR&D;
•	litigation costs;
•	settlement costs;
•	amortization of purchased intangible assets;
•	impairment of goodwill and other intangible assets;
•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;
•	gain (loss) on strategic investments; and
•	restructuring costs or reversals thereof.

In 2006 our net income was $379.0 million as compared to $367.1 million in 2005, a difference of $11.9 million. Although our net revenue increased by $997.0 million or 37.3% to $3.668 billion, our gross margin decreased by 1.5 percentage point and our operating expenses increased $517.8 million. The increase in operating expenses included an increase of $366.3 million in stock-based compensation expense as a direct result of the adoption of SFAS 123R and higher employee related costs due to increased headcount, partially offset by the fact that the company incurred no settlement costs and lower IPR&D costs and experienced an increase in interest income of $67.8 million in 2006.

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

In 2006, 2005 and 2004 we completed 12 acquisitions for original total equity consideration of $296.6 million and cash consideration of $277.5 million. In 2006 we acquired Sandburst Corporation, a fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip that are deployed in enterprise core and metropolitan Ethernet networks, and Encentrus Systems, Inc., a developer of media center technology. In 2005 we acquired Alliant Networks, Inc., a developer of WLAN embedded software; Zeevo, Inc., a developer of Bluetooth headset chipsets; Siliquent Technologies Inc., a developer of 10 Gigabit Ethernet server controllers; and Athena Semiconductors, Inc., a developer of mobile digital television tuner and low power Wi-Fi technology. In 2004 we acquired RAIDCore, Inc., a developer of redundant array of inexpensive disks, or RAID, and virtualization software; Sand Video, Inc., a developer of advanced video compression semiconductor technology; M-Stream, Inc., a developer of technology for signal-to-noise ratio performance improvements in cellular handsets; WIDCOMM, Inc., a provider of software solutions for Bluetooth wireless products; Zyray Wireless Inc., a developer of baseband co-processors addressing UMTS mobile devices; and Alphamosaic Limited, a developer of advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at December 31, 2006, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2006 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 8 of our Notes to Consolidated Financial Statements.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Tax Contingencies. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. We record estimated income tax liabilities to the extent they are probable and can be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in

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

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Net revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	49.0	47.5	49.9

Gross profit	51.0	52.5	50.1
Operating expense:
Research and development(1)	30.5	25.5	24.9
Selling, general and administrative(1)	13.7	10.3	10.2
Amortization of purchased intangible assets	0.1	0.2	0.2
In-process research and development	0.1	1.6	2.7
Settlement costs	—	4.1	2.9
Impairment of intangible assets	—	—	0.7
Restructuring reversal	—	(0.1)	—

Income from operations	6.6	10.9	8.5
Interest income, net	3.3	1.9	0.6
Other income, net	0.1	0.1	0.3

Income before income taxes	10.0	12.9	9.4
Provision (benefit) for income taxes	(0.3)	(0.8)	2.3

Net income	10.3%	13.7%	7.1%

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Years Ended December 31, 2006 and 2005

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2006 and 2005:

	Years Ended December 31,
	2006		2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$3,667,818	100.0%	$2,670,788	100.0%	$997,030	37.3%
Cost of revenue(1)	1,795,565	49.0	1,267,799	47.5	527,766	41.6

Gross profit	$1,872,253	51.0%	$1,402,989	52.5%	$469,264	33.4

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in 2006 as compared to 2005:

	Years Ended December 31,
	2006		2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$1,384,969	37.8%	$919,798	34.4%	$465,171	50.6%
Enterprise networking	1,181,938	32.2	1,063,142	39.8	118,796	11.2
Mobile and wireless	1,100,911	30.0	687,848	25.8	413,063	60.1

Net revenue	$3,667,818	100.0%	$2,670,788	100.0%	$997,030	37.3

The 2006 increase in net revenue from our broadband communications target market resulted primarily from an increase in net revenue from solutions for broadband modems and digital set-top boxes. The 2006 increase in net revenue from our enterprise networking target market was attributable to our enterprise Ethernet and controller products. The 2006 increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth, wireless LAN and mobile multimedia product offerings.

Our broadband communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our enterprise networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets. Our mobile and wireless products include wireless LAN, cellular, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions.

The following table presents net revenue from each of our major target markets and their respective contributions to the increase in net revenue in the fourth quarter of 2006 as compared to the third quarter of 2006:

	Three Months Ended
	December 31,		September 30,
	2006		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$337,849	36.6%	$358,865	39.8%	$(21,016)	(5.9)%
Mobile and wireless	302,224	32.7	255,967	28.4	46,257	18.1
Enterprise networking	283,381	30.7	287,754	31.8	(4,373)	(1.5)

Net revenue	$923,454	100.0%	$902,586	100.0%	$20,868	2.3

The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in net revenue from solutions for digital set-top boxes, as a major customer purposefully built-up its inventory in the third quarter of 2006 due to a manufacturing transition, as well as a mix shift to lower end set-top boxes. This decrease was partially offset by an increase in net revenue in cable modems. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth and wireless LAN product offerings for games, handsets and PC applications, as well as our mobile communications and mobile multimedia product offerings. The decrease in net revenue from our enterprise networking target market was due to softness of sales of our controller products due to excess customer inventories and a shift from server or enterprise-related products to consumer-oriented products, offset by an increase in net revenue from our switch products.

We currently anticipate that total net revenue in the first quarter of 2007 will be approximately $890.0 million to $900.0 million, as compared to $923.5 million achieved in the fourth quarter of 2006.

We recorded rebates to certain customers of $244.1 million and $220.8 million in 2006 and 2005, respectively. We account for rebates in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based on the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

Cost of Revenue and Gross Profit.  Cost of revenue includes the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess or obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.

The 2006 increase in gross profit resulted primarily from the 37.3% increase in net revenue. Gross margin decreased from 52.5% in 2005 to 51.0% in 2006. The primary factors that contributed to this 1.5 percentage point decrease were (i) increases in product costs and (ii) increases in stock-based compensation expense resulting from the adoption of SFAS 123R, partially offset by (iii) improvements as a percentage of revenue of manufacturing overhead due to our significant growth.

Gross margin has been and will likely continue to be impacted by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, possible future changes in product mix, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the first quarter of 2007 will be relatively flat or increase slightly as compared to the fourth quarter of 2006. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for 2006 and 2005:

	Years Ended December 31,
	2006		2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development(1)	$1,117,014	30.5%	$681,047	25.5%	$435,967	64.0%
Selling, general and administrative(1)	504,012	13.7	274,260	10.3	229,752	83.8

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The 2006 increase in research and development expense resulted primarily from an increase of $238.5 million in stock-based compensation expense, an increase of $116.1 million in personnel-related expenses, and $23.6 million related to estimated payments we have decided to make to or on behalf of certain current and former employees related to consequences of the equity award review. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities in 2006, resulting from both direct hiring and acquisitions and (iii) an increase in cash compensation levels. For a further discussion of the increase in stock-based compensation, see “Stock-Based Compensation Expense,” below.

Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies and any expansion into new markets and technologies. We anticipate that research and development expense in the first quarter of 2007 will increase from $312.7 million incurred in the fourth quarter of 2006 due to the continued investment in new products and 65 nanometer process technology.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold over 1,950 U.S. and 750 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The 2006 increase in selling, general and administrative expense resulted primarily from an increase of $107.4 million in stock-based compensation expense, an increase of $54.5 million in legal fees, an increase of $21.5 million in personnel-related expenses and $23.8 million related to estimated payments we have decided to make to or on behalf of certain current and former employees related to consequences of the voluntary review of our equity award practices. In addition, we incurred legal and accounting fees associated with the review of $11.6 million primarily in the second half of 2006. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities in 2006 and (iv) an increase in cash compensation levels. For a further discussion of the increase in stock-based compensation, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term resulting from any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the first quarter of 2007 will be relatively flat as compared to the $143.9 million incurred in the fourth quarter of 2006.

Stock-Based Compensation Expense

The following table presents details of the total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Years Ended
	December 31,
	2006(1)	2005
	(In thousands)

Cost of revenue	$24,589	$4,177
Research and development	307,096	68,606
Selling, general and administrative	136,679	29,232

	$468,364	$102,015

(1)	The amounts included in 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our consolidated statement of income for 2005 has not been restated to reflect, and does not include, the impact of SFAS 123R. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it should not have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2007 through 2011 related to unvested share-based payment awards at December 31, 2006 is $829.9 million. Of this amount, $383.4 million, $255.1 million, $160.3 million and $31.1 million are currently estimated to be recorded in 2007, 2008, 2009 and thereafter, respectively. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 96% of the total unearned stock-based compensation at December 31, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of our Equity Award Practices

We recorded total charges of $61.5 million in 2006 in connection with estimated payments we have decided to make to or on behalf of certain current and former employees related to consequences of the voluntary review of our equity award practices, as well as non-cash stock-based compensation expense we incurred related to the extension of the post-service stock option exercise period for certain former employees. The payments are to remunerate participants in our employee stock purchase plan who were unable to purchase shares thereunder during the period in which we were not current in our SEC reporting obligations, to remediate adverse tax consequences, if any, to individuals that may result from the review, and to compensate individuals for the value of stock options that expired or would have expired during the period in which we were not current in our SEC reporting obligations. A total of $2.5 million, $30.1 million and $28.9 million is included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, for such charges, of which $6.5 million and $5.1 million in research and development expense and selling, general and administrative expense, respectively, is stock-based compensation expense.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,
	2006	2005
	(In thousands)

Cost of revenue	$10,056	$11,081
Operating expense	2,347	4,033

	$12,403	$15,114

At December 31, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expense was $26.0 million and $3.0 million, respectively. These amounts will be amortized ratably through 2011. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

In-Process Research and Development

IPR&D totaled $5.2 million and $43.5 million for acquisitions completed in 2006 and 2005, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation, or FIN, No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of purchase price.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles and market penetration and growth rates.

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

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our acquisitions completed in 2006 and 2005:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2006 Acquisition
Sandburst	20Gbps programmable packet processor	15%	2.0	$11.2	30%	$5.2
2005 Acquisitions
Zeevo	Bluetooth wireless audio chipset	85	1.0	5.5	22	6.7
Siliquent	10 GbE server controller	40	1.0	17.3	27	35.0
Athena	Tuners and low-power Wi-Fi	85	0.5	0.9	27	1.8

We completed the development projects related to the Zeevo acquisition in 2005 and the Siliquent and Athena acquisitions in 2006. At December 31, 2006 the Sandburst development projects were still in process.

Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

As of the respective acquisition dates of the 2006 and 2005 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition.

Settlement Costs

We recorded $110.0 million in settlement costs in 2005 primarily related to the settlement of securities class action litigation against us and certain of our current and former officers and directors. For a more detailed discussion of our settled and outstanding litigation, see Note 11 of Notes to Consolidated Financial Statements.

Restructuring Costs

For a discussion of activity and liability balances related to our past restructuring plans, see Note 2 of Notes to Consolidated Financial Statements.

Impairment of Intangible Assets

We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2006 and 2005. Upon completion of the 2006 and 2005 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of our four reporting units, determined and identified in accordance with SFAS 142, exceeded its respective carrying value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 19%, and terminal value growth rates ranging from 5% to 10%. Publicly available information regarding the market capitalization of our company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2006 and 2005:

	Years Ended December 31,
	2006		2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Interest income, net	$118,997	3.3%	$51,207	1.9%	$67,790	132.4%
Other income, net	3,964	0.1	3,465	0.1	499	14.4

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $1.876 billion at December 31, 2005 to $2.802 billion at December 31, 2006. The average interest rates earned for 2006 and 2005 were 4.91% and 3.48%, respectively.

Income Tax Benefit

The following table presents the income tax benefit for 2006 and 2005:

	Years Ended December 31,
	2006		2005
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Income tax benefit	$(12,400)	(0.3)%	$(20,220)	(0.8)%	$(7,820)	(38.7)%

The federal statutory rate was 35% for 2006 and 2005. We had income tax benefits which resulted in negative effective tax rates of 3.4% and 5.8% for 2006 and 2005, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at rates differing from the federal tax rate and domestic tax losses recorded without tax benefits. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $29.8 million and $28.3 million in 2006 and 2005, respectively, primarily due to the expiration of the statutes of limitations for the assessment of taxes related to prior periods.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $1.8 million and $1.4 million in 2006 and 2005, respectively. See Note 5 of Notes to Consolidated Financial Statements.

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

Cost of Revenue and Gross Profit.  The 2005 increase in gross profit resulted primarily from the 11.3% increase in net revenue. Gross margin increased from 50.1% in 2004 to 52.5% in 2005. The primary factors that contributed to this 2.4 percentage point improvement were improvements in product margin due to (i) changes in product mix, (ii) benefits from the favorable foundry pricing we were able to negotiate at the beginning of 2005 and (iii) other product cost savings, particularly in the area of yield improvements. In addition, gross margin increased due to a decrease in provisions for excess and obsolete inventory and warranty costs as compared to 2004.

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

Research and Development Expense

The 2005 increase in research and development expense resulted primarily from an increase of $81.2 million in personnel-related expenses offset in part by a decrease in stock-based compensation expense. The increase in personnel-related expenses is attributable to an increase in the number of employees engaged in research and development activities in 2005, resulting from both direct hiring and acquisitions, as well as increased cash compensation levels. For a further discussion of the decrease in stock-based compensation expense, see “Stock-Based Compensation Expense,” below.

Selling, General and Administrative Expense

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

Stock-Based Compensation Expense

The following table presents details of the total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Years Ended
	December 31,
	2005(1)	2004(1)
	(In thousands)

Cost of revenue	$4,177	$4,776
Research and development	68,606	102,253
Selling, general and administrative	29,232	30,897

	$102,015	$137,926

(1)	In accordance with the modified prospective transition method, our consolidated statements of income for 2005 and 2004 have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

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

Settlement Costs

We recorded $110.0 million in settlement costs in 2005 primarily related to the settlement of securities class action litigation against us and certain of our current and former officers and directors. We recorded $68.7 million in settlement costs in 2004. Of that amount $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of our settled and outstanding litigation, see Note 11 of Notes to Consolidated Financial Statements.

In-Process Research and Development

IPR&D totaled $43.5 million and $63.8 million for acquisitions completed in 2005 and 2004, respectively. For a description of the 2005 IPR&D projects, including the valuation techniques used and significant assumptions at the acquisition dates underlying the valuations, as well as an update on the status of such projects as of December 31, 2006, see the discussion included under “Years Ended December 31, 2006 and 2005,” above.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our acquisitions completed in 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2004 Acquisitions
RAIDCore	RAID software stack	60%	1.0	$1.8	23%	$2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1.0	1.3	26	3.7
Zyray	UMTS baseband co-processor	80	1.0	5.6	24	25.9
Alphamosaic	Multimedia co-processor	50	1.0	11.5	21	11.3

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

We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2005 and 2004. Upon completion of the 2005 and 2004 annual impairment assessments, we determined no impairment was indicated as the estimated fair values of our four reporting units, determined and identified in accordance with SFAS 142, exceeded their respective carrying values.

In November 2005 we acquired an issued U.S. patent, with various foreign counterparts, related to integrated circuit package testing for $0.5 million. In January 2004 we acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market for $18.0 million. The immediate purpose for acquiring these patent portfolios was to assist us in the defense and settlement of then ongoing and future intellectual property litigation. As a result, we were unable to estimate any future cash flows from the patents. We also did not have any plans to resell the patents to a third party. Due to our intended use for these assets, we concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if our strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio had not been acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charge for the patent portfolio was classified as an impairment of goodwill and other intangible assets in the consolidated statements of income in 2004.

See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill and other intangible assets.

Restructuring Costs

For a discussion of activity and liability balances related to our past restructuring plans, see Note 2 of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2005 and 2004:

	Years Ended December 31,
	2005		2004
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$51,207	1.9%	$15,010	0.6%	$36,197	241.2%
Other income, net	3,465	0.1	7,317	0.3	(3,852)	(52.6)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. The increase in interest income, net, was the result of an overall increase in our cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased to $1.876 billion at December 31, 2005 from $1.276 billion at December 31, 2004. The average interest rates earned for 2005 and 2004 were 3.48% and 1.73%, respectively.

Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. We recognized gains from sales of strategic investments in the amounts of $1.2 million and $5.2 million in 2005 and 2004, respectively.

Provision (Benefit) for Income Taxes

The following table presents the provision (benefit) for income taxes for 2005 and 2004:

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

Quarterly Financial Data

The following table presents our quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Diluted Net
			Net		Income
	Net	Gross	Income		(Loss) Per
	Revenue	Profit	(Loss)		Share
	(In thousands, except per share data)

Year Ended December 31, 2006
Fourth Quarter	$923,454	$469,636	$45,076	(1)	$.08
Third Quarter	902,586	452,422	110,181	(2)	.19
Second Quarter	941,131	483,757	106,086		.18
First Quarter	900,647	466,438	117,698	(3)	.20
Year Ended December 31, 2005
Fourth Quarter	$820,605	$431,459	$186,744	(4)	$.32
Third Quarter	694,977	367,235	121,210	(5)	.21
Second Quarter	604,861	320,769	(5,234	)(6)	(.01)
First Quarter	550,345	283,526	64,369	(7)	.12

(1)	Includes charges related to the equity award review in the amount of $50.6 million.

(2)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $27.9 million and charges related to the equity award review in the amount of $10.9 million.

(3)	Includes IPR&D of $5.2 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $1.7 million, and gain on strategic investments of $0.7 million.

(4)	Includes IPR&D of $1.8 million, impairment of acquired patent portfolio of $0.5 million, and income tax benefits from adjustments to tax reserves of foreign subsidiaries of $3.4 million.

(5)	Includes IPR&D of $35.0 million, reversal of restructuring costs of $2.5 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $25.9 million, and gain on strategic investments of $1.2 million.

(6)	Includes litigation settlement costs of $110.0 million.

(7)	Includes IPR&D of $6.7 million.

Subsequent Events

Share Repurchase Program

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act.

Acquisition

In January 2007 we completed the acquisition of LVL7 Systems, Inc., a privately-held provider of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines. In connection with the acquisition, Broadcom paid total consideration of approximately $62 million in cash to acquire outstanding shares of capital stock and vested stock options of LVL7 and to liquidate outstanding LVL7 debt. A portion of the cash consideration payable to the stockholders was placed into escrow pursuant to the terms of the acquisition agreement. We may record a one-time charge for purchased IPR&D expenses related to this acquisition in the first quarter of 2007. The amount of that charge, if any, has not yet been determined.

Recent Accounting Pronouncements

In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the application of FIN 48 to our financial statements and have not yet determined its impact.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Working capital	$2,673,087	$1,736,382	$936,705

Cash and cash equivalents(1)	$2,158,110	$1,437,276	$720,834
Short-term marketable securities(1)	522,340	295,402	226,938
Long-term marketable securities	121,148	142,843	(21,695)

	$2,801,598	$1,875,521	$926,077

(1)	Included in working capital.

Our working capital increased in 2006 primarily due to cash provided by operations and cash proceeds received from issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by the purchase of long-term marketable securities and property and equipment, acquisitions, and repurchases of shares of our Class A common stock.

Cash Provided and Used in 2006 and 2005.  Cash and cash equivalents increased to $2.158 billion at December 31, 2006 from $1.437 billion at December 31, 2005 as a result of cash provided by operating and financing activities, offset in part by cash used in investing activities.

In 2006 our operating activities provided $891.7 million in cash. This was primarily the result of $379.0 million in net income and $532.9 million in net non-cash operating expenses, offset in part by net cash used of $20.2 million in changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D and gains on strategic investments. In 2005 our operating activities provided $446.7 million in cash. This was primarily the result of $367.1 million in net income and $213.3 million in net non-cash operating expenses, offset in part by net cash used of $133.7 million in changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and gains on strategic investments.

Accounts receivable increased $75.4 million from $307.4 million in 2005 to $382.8 million in 2006. The increase in accounts receivable was primarily the result of the $102.9 million increase in net revenue in the fourth quarter of 2006 to $923.5 million, as compared with $820.6 million in the fourth quarter of 2005. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue continues to increase as it has in the most recent past, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $8.2 million, from $194.6 million in 2005 to $202.8 million in 2006. In the future, our inventory levels will continue to be determined based on the level of purchase orders received as well as the stage at which our products are in their respective product life cycles and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $369.8 million in 2006, which was primarily the result of $70.1 million net cash paid in acquisitions, the purchase of $92.5 million of capital equipment to support our operations and the build out and relocation of our corporate headquarters from its present location to new facilities in Irvine, California, $205.2 million used in the net purchase of marketable securities and the purchase of $2.7 million of strategic investments, offset by $0.7 million in net proceeds received from the sale of strategic investments. Investing activities used cash of $173.1 million in 2005, which was primarily the result of $111.5 million net cash paid in acquisitions, the purchase of $41.8 million of capital equipment to support our operations, $21.3 million used in the net purchase of marketable securities and the purchase of $0.5 million of strategic investments, offset by $1.9 million in net proceeds received from the sale of strategic investments.

Our financing activities provided $198.9 million in cash in 2006, which was primarily the result of $475.9 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan, offset in part by $275.7 million in repurchases of our Class A common stock pursuant to our share repurchase programs implemented in February 2005 and amended in January 2006 and $4.6 million of repayment of debt assumed in connection with an acquisition. Our financing activities provided $305.1 million in cash in 2005, which was primarily the result of $458.1 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan, offset in part by $153.8 million in repurchases of our Class A common stock pursuant to our share repurchase program implemented in February 2005 and $2.5 million of repayment of debt assumed in connection with an acquisition.

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act.

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

Obligations and Commitments.  The following table summarizes our contractual payment obligations and commitments as of December 31, 2006:

	Payment Obligations by Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Operating leases	$106,135	$85,304	$59,522	$36,775	$31,188	$135,708	$454,632
Inventory and related purchase obligations	203,530	—	—	—	—	—	203,530
Other purchase obligations	97,599	586	412	—	—	—	98,597
Restructuring liabilities	6,324	1,759	1,759	881	—	—	10,723
Accrued settlement payments	2,036	2,000	—	—	—	—	4,036

Total	$415,624	$89,649	$61,693	$37,656	$31,188	$135,708	$771,518

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters will move from its present location to new facilities in Irvine, California with an aggregate of approximately 0.7 million square feet. The lease term is for a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first half of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table above.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006 the carrying value of our cash and cash equivalents approximated fair value.

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

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of December 31, 2006 the carrying value and fair value of these securities were $643.5 million and $642.5 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of December 31, 2006 and 2005, respectively, were as follows:

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2006	2007	2008	2009	2006
		(In thousands, except interest rates)

Investments
Cash equivalents	$908,777	$908,777	$—	$—	$908,781
Weighted average yield	5.31%	5.31%	—	—
Marketable securities	$643,488	$522,340	$81,863	$39,285	$642,528
Weighted average yield	5.04%	5.03%	4.97%	5.32%

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2005	2006	2007	2008	2005
		(In thousands, except interest rates)

Investments
Cash equivalents	$835,598	$835,598	$—	$—	$835,202
Weighted average yield	4.38%	4.38%	—	—
Marketable securities	$438,245	$295,402	$103,985	$38,858	$435,702
Weighted average yield	3.77%	3.62%	3.94%	4.45%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of December 31, 2006, the carrying and fair value of our strategic investments was $6.7 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Broadcom Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Broadcom Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Broadcom Corporation and our report dated February 19, 2007 expressed an unqualified opinion thereon.

Orange County, California
February 19, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors.  The information under the caption “Election of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees.  The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.  The information under the caption “Corporate Governance — Board Committees and Meetings — Audit Committee,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Matters — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

The following consolidated financial statements, and related notes thereto, of Broadcom and the related Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadcom Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

Orange County, California
February 19, 2007

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,158,110	$1,437,276
Short-term marketable securities	522,340	295,402
Accounts receivable (net of allowance for doubtful accounts of $6,894 in 2006 and $6,242 in 2005)	382,823	307,356
Inventory	202,794	194,571
Prepaid expenses and other current assets	85,721	101,271

Total current assets	3,351,788	2,335,876
Property and equipment, net	164,699	96,438
Long-term marketable securities	121,148	142,843
Goodwill	1,185,145	1,149,602
Purchased intangible assets, net	29,029	7,332
Other assets	24,957	20,108

Total assets	$4,876,766	$3,752,199

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$307,972	$289,069
Wages and related benefits	104,940	74,709
Deferred revenue	1,873	2,053
Accrued liabilities	263,916	233,663

Total current liabilities	678,701	599,494
Commitments and contingencies
Long-term liabilities	6,399	12,138
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 800,000
Issued and outstanding shares — 473,533 in 2006 and 446,812 in 2005	48	44
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 74,781 in 2006 and 77,509 in 2005	7	8
Additional paid-in capital	11,948,908	11,474,724
Notes receivable from employees	—	(4,743)
Deferred compensation	—	(194,331)
Accumulated deficit	(7,757,202)	(8,136,243)
Accumulated other comprehensive income (loss)	(95)	1,108

Total shareholders’ equity	4,191,666	3,140,567

Total liabilities and shareholders’ equity	$4,876,766	$3,752,199

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Net revenue	$3,667,818	$2,670,788	$2,400,610
Cost of revenue	1,795,565	1,267,799	1,196,767

Gross profit	1,872,253	1,402,989	1,203,843
Operating expense:
Research and development	1,117,014	681,047	598,697
Selling, general and administrative	504,012	274,260	244,037
Amortization of purchased intangible assets	2,347	4,033	3,703
In-process research and development	5,200	43,452	63,766
Settlement costs	—	110,000	68,700
Impairment of intangible assets	—	500	18,000
Restructuring reversal	—	(2,500)	—

Income from operations	243,680	292,197	206,940
Interest income, net	118,997	51,207	15,010
Other income, net	3,964	3,465	7,317

Income before income taxes	366,641	346,869	229,267
Provision (benefit) for income taxes	(12,400)	(20,220)	56,082

Net income	$379,041	$367,089	$173,185

Net income per share (basic)	$.69	$.72	$.36

Net income per share (diluted)	$.64	$.66	$.33

Weighted average shares (basic)	545,724	508,467	479,163

Weighted average shares (diluted)	588,318	557,838	523,345

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of income above (see Note 8):

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cost of revenue	$24,589	$4,177	$4,776
Research and development	307,096	68,606	102,253
Selling, general and administrative	136,679	29,232	30,897

	$468,364	$102,015	$137,926

The amounts included in 2006 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Had the Company applied the fair value recognition provisions of SFAS 123, Stock-Based Compensation (“SFAS 123”), in prior periods, it would have reported net losses of $94.8 million and $608.6 million in 2005 and 2004, respectively, and net losses per share (basic and diluted) of $0.19 and $1.27 in 2005 and 2004, respectively. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
				Notes			Other
			Additional	Receivable			Comprehensive	Total
	Common Stock		Paid-In	From	Deferred	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	(Loss)	Equity

Balance at December 31, 2003	459,033	$46	$10,383,432	$(10,906)	$(207,282)	$(8,676,517)	$635	$1,489,408
Acquisitions, net	11,056	1	244,212	(34)	—	—	—	244,179
Shares issued pursuant to stock awards, net	21,855	2	222,313	—	—	—	—	222,315
Employee stock purchase plan	3,819	1	31,007	—	—	—	—	31,008
Tax benefit realized from stock plans	—	—	62,273	—	—	—	—	62,273
Repayment of notes receivable	—	—	—	2,985	—	—	—	2,985
Deferred compensation, net	—	—	31,048	—	(31,048)	—	—	—
Stock-based compensation expense	—	—	719	—	137,207	—	—	137,926
Components of comprehensive income:
Change in net unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Translation adjustments	—	—	—	—	—	—	467	467
Net income	—	—	—	—	—	173,185	—	173,185

Comprehensive income	—	—	—	—	—	—	—	173,649

Balance at December 31, 2004	495,763	50	10,975,004	(7,955)	(101,123)	(8,503,332)	1,099	2,363,743
Acquisitions, net	42	—	172	—	—	—	—	172
Shares issued pursuant to stock awards, net	31,386	3	417,632	—	—	—	—	417,635
Employee stock purchase plan	2,614	—	40,444	—	—	—	—	40,444
Repurchases of Class A common stock	(5,484)	(1)	(153,751)	—	—	—	—	(153,752)
Repayment of notes receivable	—	—	—	3,212	—	—	—	3,212
Deferred compensation, net	—	—	193,536	—	(193,536)	—	—	—
Stock-based compensation expense	—	—	1,687	—	100,328	—	—	102,015
Components of comprehensive income:
Reclassification adjustment for net realized gain included in net gain	—	—	—	—	—	—	1	1
Translation adjustments	—	—	—	—	—	—	8	8
Net income	—	—	—	—	—	367,089	—	367,089

Comprehensive income	—	—	—	—	—	—	—	367,098

Balance at December 31, 2005	524,321	52	11,474,724	(4,743)	(194,331)	(8,136,243)	1,108	3,140,567
Elimination of deferred compensation in relation to the adoption of SFAS 123R	—	—	(194,331)	—	194,331	—	—	—
Shares issued pursuant to stock awards, net	29,738	3	449,590	—	—	—	—	449,593
Employee stock purchase plan	1,603	—	26,294	—	—	—	—	26,294
Repurchases of Class A common stock	(7,348)	—	(275,733)	—	—	—	—	(275,733)
Repayment of notes receivable, net	—	—	—	4,743	—	—	—	4,743
Stock-based compensation expense	—	—	468,364	—	—	—	—	468,364
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	(1,203)	(1,203)
Net income	—	—	—	—	—	379,041	—	379,041

Comprehensive income	—	—	—	—	—	—	—	377,838

Balance at December 31, 2006	548,314	$55	$11,948,908	$—	$—	$(7,757,202)	$(95)	$4,191,666

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating activities
Net income	$379,041	$367,089	$173,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,602	53,413	75,166
Stock-based compensation expense:
Stock options and employee stock purchase plan	340,665	66,820	135,136
Restricted stock units and other awards	127,699	35,195	2,790
Acquisition-related items:
Amortization of purchased intangible assets	12,403	15,114	16,524
In-process research and development	5,200	43,452	63,766
Impairment of goodwill and intangible assets	—	500	18,000
Gain on strategic investments, net	(700)	(1,163)	(5,231)
Tax benefit realized from stock plans	—	—	62,273
Changes in operating assets and liabilities:
Accounts receivable	(75,423)	(101,412)	23,631
Inventory	(7,598)	(65,234)	(22,310)
Prepaid expenses and other assets	20,166	(27,456)	(22,080)
Accounts payable	(8,336)	109,125	(57,186)
Accrued settlement liabilities	(2,011)	(10,653)	1,933
Other accrued liabilities	52,951	(38,082)	36,241

Net cash provided by operating activities	891,659	446,708	501,838

Investing activities
Purchases of property and equipment, net	(92,477)	(41,767)	(49,931)
Net cash paid for acquisitions	(70,050)	(111,454)	(74,846)
Purchases of strategic investments	(2,684)	(467)	(3,216)
Proceeds from sales of strategic investments	700	1,893	5,231
Purchases of marketable securities	(926,956)	(596,086)	(525,949)
Proceeds from maturities of marketable securities	721,713	574,800	144,546
Proceeds from sale of available for sale marketable securities	—	—	48,145

Net cash used in investing activities	(369,754)	(173,081)	(456,020)

Financing activities
Payments on assumed debt and other obligations	(4,625)	(2,482)	(2,203)
Net proceeds from issuance of common stock	475,887	458,079	253,323
Repurchases of Class A common stock	(275,733)	(153,752)	—
Repayment of notes receivable by employees	3,400	3,212	2,985

Net cash provided by financing activities	198,929	305,057	254,105

Increase in cash and cash equivalents	720,834	578,684	299,923
Cash and cash equivalents at beginning of year	1,437,276	858,592	558,669

Cash and cash equivalents at end of year	$2,158,110	$1,437,276	$858,592

Supplemental disclosure of cash flow information
Income taxes paid	$3,929	$3,807	$5,234

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Summary of Significant Accounting Policies

The Company

Broadcom Corporation (the “Company”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

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

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented 99.4%, 99.1% and 99.0% of its total net revenue in 2006, 2005 and 2004, respectively. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of the Company’s sales occur through the efforts of its direct sales force. The Company derived 14.9%, 15.6% and 9.6% of its total net revenue from sales made through distributors in 2006, 2005 and 2004, respectively.

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

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, accounts for the entire arrangement as a sale of software and software-related items, and follows the revenue recognition criteria in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), and related interpretations.

Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The costs associated with development agreements are included in cost of revenue. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from cancellation fees is recognized when cash is received from the customer.

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

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position (“FSP”) SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

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

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s consolidated statements of income for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 8 for a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2004 and 2005, computed as if the

Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

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

On November 10, 2005 the FASB issued FSP SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS 109 and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The Company evaluates the assumptions used to value stock awards under SFAS 123R on a quarterly basis. Based on guidance provided in SFAS 123R and SAB 107, in the year ended December 31, 2005 the Company refined its expected life assumption based on historical information and changed its volatility assumption based on implied volatility. The Company believes that its current assumptions generate a more representative estimate of fair value.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25 and related interpretations, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. The Company recorded deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. In accordance with the provisions of SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded pursuant to APB 25 and related interpretations has been eliminated with a corresponding reduction in additional paid-in capital.

In addition to APB 25 and the disclosure-only alternative of SFAS 123, the Company complied with the provisions of FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”) prior to the adoption of SFAS 123R. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules required that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future service period. In the event that a holder did not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation was eliminated.

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

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at December 31, 2006, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of December 31, 2006 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the application of FIN 48 to its financial statements and has not yet determined its impact.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the current year presentation.

2.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	December 31,
	2006	2005
	(In thousands)

Work in process	$71,506	$86,445
Finished goods	131,288	108,126

	$202,794	$194,571

Property and Equipment

The following table presents details of the Company’s property and equipment:

		December 31,
	Useful Life	2006	2005
	(In years)	(In thousands)

Leasehold improvements	1 to 7	$65,538	$54,005
Office furniture and equipment	3 to 7	23,976	22,387
Machinery and equipment	3 to 5	166,892	142,218
Computer software and equipment	2 to 4	107,112	85,970
Construction in progress	N/A	47,564	4,552

		411,082	309,132
Less accumulated depreciation and amortization		(246,383)	(212,694)

		$164,699	$96,438

Goodwill

The following table presents the changes in the carrying value of the Company’s goodwill:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$1,149,602	$1,062,188	$827,652
Goodwill recorded in connection with acquisitions (Note 3)	42,530	90,311	239,351
Escrow related and other	(6,987)	(2,897)	(4,815)

Ending balance	$1,185,145	$1,149,602	$1,062,188

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	December 31,			December 31,
	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
			(In thousands)

Completed technology	$186,799	$(160,732)	$26,067	$156,099	$(150,676)	$5,423
Customer relationships	49,266	(46,766)	2,500	46,266	(45,228)	1,038
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(7,152)	462	7,214	(6,343)	871

	$246,995	$(217,966)	$29,029	$212,895	$(205,563)	$7,332

The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,
	2006	2005
	(In thousands)

Cost of revenue	$10,056	$11,081
Operating expense	2,347	4,033

	$12,403	$15,114

At December 31, 2006 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expense was $26.0 million and $3.0 million, respectively. This expense will be amortized ratably through 2011. Should the Company acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will increase by the amortization of those assets.

Other Assets

The following table presents details of the Company’s other assets:

	December 31,
	2006	2005
	(In thousands)

Strategic investments (Note 4)	$6,651	$4,968
Employee notes and interest receivable	153	272
Other	18,153	14,868

	$24,957	$20,108

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	December 31,
	2006	2005
	(In thousands)

Accrued rebates	$131,028	$99,645
Accrued taxes	45,885	68,318
Warranty reserve	19,222	14,131
Restructuring liabilities	6,324	8,083
Accrued settlement liabilities	2,036	2,047
Other	59,421	41,439

	$263,916	$233,663

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	December 31,
	2006	2005
	(In thousands)

Restructuring liabilities	$4,399	$8,138
Accrued settlement liabilities	2,000	4,000

	$6,399	$12,138

Accrued Rebate Activity

The following table summarizes the 2006 and 2005 activity related to accrued rebates:

	Years Ended December 31,
	2006	2005
	(In thousands)

Beginning balance	$99,645	$93,222
Charged as a reduction to revenue	244,132	220,757
Payments	(212,749)	(214,334)

Ending balance	$131,028	$99,645

Warranty Reserve Activity

The following table summarizes the 2006 and 2005 activity related to the warranty reserve:

	Years Ended
	December 31,
	2006	2005
	(In thousands)

Beginning balance	$14,131	$19,185
Charged to costs and expenses	10,268	5,621
Acquired through acquisition	877	55
Payments	(6,054)	(10,730)

Ending balance	$19,222	$14,131

Restructuring Reserve Activity

From the second quarter of 2001 through the third quarter of 2002, the Company implemented a plan to restructure its operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, the Company announced an additional restructuring plan that it implemented from the fourth quarter of 2002 through the second quarter of 2003. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 670 employees were terminated across all of the Company’s business functions and geographic regions in connection with these restructuring plans.

Activity and liability balances related to restructuring plans were as follows:

Total

Restructuring liabilities at December 31, 2003	$37,174
Liabilities assumed in acquisitions(1)	3,411
Cash payments(2)	(13,468)

Restructuring liabilities at December 31, 2004	27,117
Liabilities assumed in acquisitions(1)	1,457
Cash payments(2)	(9,853)
Reversal of restructuring liabilities(3)	(2,500)

Restructuring liabilities at December 31, 2005	16,221
Cash payments(2)	(5,498)

Restructuring liabilities at December 31, 2006	$10,723

(1)	Although not related to its restructuring plans, the Company assumed additional restructuring liabilities of $3.4 million in connection with its acquisition of Sand Video, WIDCOMM, Zyray and Alphamosaic in 2004 and $1.5 million in connection with its acquisition of Zeevo, Inc. in 2005, primarily for the consolidation of excess facilities relating to lease terminations, non-cancelable lease costs and write-offs of leasehold improvements.

(2)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(3)	The Company recorded a reversal of restructuring liabilities of $2.5 million, primarily reflecting a revised estimate of sublease assumptions.

Advertising Expense

Advertising expense in 2006, 2005 and 2004 was $0.7 million, $0.5 million and $5.3 million, respectively.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Numerator: Net income	$379,041	$367,089	$173,185

Denominator: Weighted average shares outstanding	545,889	509,055	479,668
Less: Unvested common shares outstanding	(165)	(588)	(505)

Denominator for net income per share (basic)	545,724	508,467	479,163
Effect of dilutive securities:
Unvested common shares outstanding	90	570	477
Stock options, restricted stock units and certain other equity compensation instruments	42,504	48,801	43,705

Denominator for net income per share (diluted)	588,318	557,838	523,345

Net income per share (basic)	$.69	$.72	$.36

Net income per share (diluted)	$.64	$.66	$.33

Supplemental Cash Flow Information

In 2004 the Company entered into a non-cash transaction for the trade-in of equipment, as partial consideration for equipment acquired through an operating lease, in the amount of $10.7 million, which was excluded from the statements of cash flows.

3.	Business Combinations

From January 1, 2004 through December 31, 2006 the Company completed 12 acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock
				Purchase	Total Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid
			(In thousands)

2006 Acquisitions
Sandburst Corporation	Mar. 2006	Packet switching and routing systems- on-a-chip	—	107	107	$71,952
Encentrus Systems, Inc.	Aug. 2006	Media center technology	—	—	—	2,129

			—	107	107	$74,081

2005 Acquisitions
Alliant Networks, Inc.	Feb. 2005	WLAN embedded software	—	—	—	$2,313
Zeevo, Inc.	Mar. 2005	Bluetooth® headset chipsets	—	—	—	24,147
Siliquent Technologies, Inc.	Aug. 2005	10 Gigabit Ethernet server controllers	55	242	297	75,533
Athena Semiconductors, Inc.	Nov. 2005	Tuners and low-power Wi-Fi®	—	—	—	21,340

			55	242	297	$123,333

				Shares
				Reserved
				for Stock
				Purchase	Total Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid
			(In thousands)

2004 Acquisitions
RAIDCore, Inc	Jan. 2004	Redundant array of inexpensive disks (“RAID”) and virtualization software	—	—	—	$9,886
Sand Video, Inc.	Apr. 2004	Advanced video compression semiconductor technology	2,109	392	2,501	7,365
M-Stream, Inc.	Apr. 2004	Technology for signal-to-noise ratio performance improvements in cellular handsets	—	40	40	7,898
WIDCOMM, Inc.	May 2004	Software solutions for Bluetooth wireless products	—	—	—	48,427
Zyray Wireless Inc.	July 2004	Baseband co-processors addressing UMTS mobile devices	2,841	517	3,358	3,850
Alphamosaic Limited	Sep. 2004	Advanced mobile imaging, multimedia and 3D graphics technology optimized for use in cellular phones and other mobile devices	6,259	212	6,471	2,695

			11,209	1,161	12,370	$80,121

Total Acquisitions			11,264	1,510	12,774	$277,535

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

In 2006, $2.3 million of the cash consideration for the Siliquent and Athena acquisitions was paid to certain former stockholders or employees of these companies upon obtaining appropriate documentation from each such stockholder or employee. Certain of the shares issued or cash paid is held in escrow pursuant to the terms of the respective acquisition agreements. Additionally, certain issued shares are subject to the Company’s right of repurchase should the shareholder cease employment with the Company prior to the scheduled vesting of those shares.

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

Allocation of Initial Purchase Consideration

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets
	Acquired	Goodwill and		In-Process
	(Liabilities	Purchased	Unearned	Research &	Total
	Assumed)	Intangibles	Compensation	Development	Consideration
	(In thousands)

2006 Acquisitions
Sandburst	$(7,553)	$74,305	$4,427	$5,200	$76,379
Encentrus	(196)	2,325	—	—	2,129

	$(7,749)	$76,630	$4,427	$5,200	$78,508

2005 Acquisitions
Alliant	$(474)	$2,787	$—	$—	$2,313
Zeevo	(6,720)	24,215	—	6,652	24,147
Siliquent	(7,714)	48,419	7,718	35,000	83,423
Athena	(721)	20,261	—	1,800	21,340

	$(15,629)	$95,682	$7,718	$43,452	$131,223

2004 Acquisitions
RAIDCore	$(267)	$7,893	$—	$2,260	$9,886
Sand Video	(2,067)	43,841	14,760	20,518	77,052
M-Stream	452	4,080	630	3,726	8,888
WIDCOMM	(689)	49,116	—	—	48,427
Zyray	(1,781)	59,516	13,707	25,929	97,371
Alphamosaic	913	101,836	8,705	11,333	122,787

	$(3,439)	$266,282	$37,802	$63,766	$364,411

Total Acquisitions	$(26,817)	$438,594	$49,947	$112,418	$574,142

The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon the Company’s stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced, and (ii) restricted common stock and employee stock options were valued in accordance with SFAS 123R for acquisitions in 2006 and FIN 44 for acquisitions in 2005 and 2004.

Condensed Balance Sheets

The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

	2006	2005	2004
	Acquisitions	Acquisitions	Acquisitions
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$4,031	$9,606	$5,275
Accounts receivable, net	44	809	8,642
Inventory	625	1,043	1,937
Prepaid expenses and other current assets	964	1,329	1,698

Total current assets	5,664	12,787	17,552
Property and equipment, net	374	924	944
Other assets	9	456	159

Total assets	$6,047	$14,167	$18,655

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,636	$8,696	$10,220
Wages and related benefits	541	921	1,140
Accrued liabilities	3,257	15,891	5,191
Short-term debt	4,625	2,482	2,203

Total current liabilities	13,059	27,990	18,754
Total shareholders’ equity (deficit)	(7,012)	(13,823)	(99)

Total liabilities and shareholders’ equity (deficit)	$6,047	$14,167	$18,655

In connection with acquisitions, the Company incurred acquisition costs of $0.7 million, $1.8 million and $3.3 million in 2006, 2005 and 2004, respectively.

Goodwill and Purchased Intangible Assets

The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2006	2005	2004
	Useful Life	Acquisitions	Acquisitions	Acquisition
	(In years)	(In thousands)

Goodwill	N/A	$42,530	$90,311	$239,351
Purchased intangible assets (finite lives):
Completed technology	2 to 5	30,700	3,869	18,318
Customer relationships	2 to 5	3,000	—	6,345
Customer contracts	1 to 2	—	—	725
Other	1 to 3	400	1,502	1,543

		$76,630	$95,682	$266,282

In-Process Research and Development

In-process research and development (“IPR&D”) totaled $5.2 million, $43.5 million and $63.8 million for acquisitions completed in 2006, 2005 and 2004, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

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

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the Company’s acquisitions completed in 2006, 2005 and 2004:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2006 Acquisition
Sandburst	20 Gbps programmable packet processor	15%	2.0	$11.2	30%	$5.2
2005 Acquisitions
Zeevo	Bluetooth wireless audio chipset	85	1.0	5.5	22	6.7
Siliquent	10 GbE server controller	40	1.0	17.3	27	35.0
Athena	Tuners and low-power Wi-Fi chips	85	0.5	0.9	27	1.8
2004 Acquisitions
RAIDCore	RAID software stack	60	1.0	1.8	23	2.3
Sand Video	Decoder/codec chips	45	1.5	6.4	28	20.5
M-Stream	Algorithm implemented in DSP chip	30	1.0	1.3	26	3.7
Zyray	UMTS baseband co-processor	80	1.0	5.6	24	25.9
Alphamosaic	Multimedia co-processor	50	1.0	11.5	21	11.3

WIDCOMM, Alliant and Encentrus had no development projects in process at their respective acquisition dates.

The Company completed the development projects related to all of the Company’s 2004 and 2005 acquisitions, except for Sand Video. In the case of Sand Video, the Company reallocated the resources to focus on semiconductor products that the Company believes are a higher priority. At December 31, 2006 the Sandburst development projects were still in process.

Except for the Sand Video project, actual results to date have been consistent, in all material respects, with the Company’s assumptions at the time of the acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

As of the respective acquisition dates of these companies, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on the Company’s results of operations or financial condition.

2007 Acquisition

In January 2007 the Company completed the acquisition of LVL7 Systems, Inc, a privately-held provider of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines. In connection with the acquisition, the Company paid total consideration of approximately $62 million in cash to acquire outstanding shares of capital stock and vested stock options of LVL7 and to liquidate outstanding LVL7 debt. A portion of the cash consideration payable to the stockholders was placed into escrow pursuant to the terms of the acquisition agreement. The Company may record a one-time charge for purchased IPR&D expenses related to the acquisition in the first quarter of 2007. The amount of that charge, if any, has not yet been determined.

4.	Investments

Held-to-Maturity Investments

At December 31, 2006 the Company’s held-to-maturity investments consisted of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity.

A summary of the Company’s held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006
Cash equivalents	$908,777	$8	$(4)	$908,781
Short-term marketable securities	522,340	1	(652)	521,689
Long-term marketable securities	121,148	28	(337)	120,839

	$1,552,265	$37	$(993)	$1,551,309

December 31, 2005
Cash equivalents	$835,598	$66	$(462)	$835,202
Short-term marketable securities	295,402	—	(1,052)	294,350
Long-term marketable securities	142,843	—	(1,491)	141,352

	$1,273,843	$66	$(3,005)	$1,270,904

A summary of the Company’s held-to-maturity investments by major security type is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006
Commercial paper	$878,323	$8	$(3)	$878,328
U.S. Treasury and agency obligations	429,103	29	(904)	428,228
Time deposits	221,311	—	—	221,311
Corporate notes and bonds	23,528	—	(86)	23,442

	$1,552,265	$37	$(993)	$1,551,309

December 31, 2005
Commercial paper	$792,808	$66	$(477)	$792,397
U.S. Treasury and agency obligations	339,962	—	(2,097)	337,865
Time deposits	77,505	—	—	77,505
Corporate notes and bonds	63,568	—	(431)	63,137

	$1,273,843	$66	$(3,005)	$1,270,904

Scheduled maturities of held-to-maturity securities were as follows:

	December 31,
	2006		2005
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Less than one year	$1,431,117	$1,430,470	$1,131,000	$1,129,552
One to two years	81,863	81,606	103,985	102,746
Two to three years	39,285	39,233	38,858	38,606

	$1,552,265	$1,551,309	$1,273,843	$1,270,904

As of December 31, 2006 the Company had 72 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The Company has determined that the gross unrealized losses on these investments at December 31, 2006 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not use derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Strategic Investments

At December 31, 2006 and 2005 the carrying values of the Company’s investments in equity securities of privately held companies accounted for using the cost method were $6.7 million and $5.0 million, respectively. In addition, in 2006, 2005 and 2004 the Company recorded net gains on the sale of its investments in publicly traded companies in the amounts of $0.7 million, $1.2 million and $5.2 million, respectively. These gains were included in other income, net, in the consolidated statements of income.

5.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

United States	$(336,441)	$(169,986)	$(32,111)
Foreign	703,082	516,855	261,378

	$366,641	$346,869	$229,267

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Statutory federal provision for income taxes	$128,324	$121,404	$80,244
Increase (decrease) in taxes resulting from:
In-process research and development	1,820	15,208	17,499
State taxes, net of federal benefit	1,086	826	11,293
Benefit of federal tax credits	(52,432)	(15,584)	(11,836)
Valuation allowance changes affecting income tax expense	56,140	54,601	40,588
Reversal of taxes previously accrued	(29,800)	(28,300)	(21,300)
Tax rate differential on foreign earnings	(145,639)	(173,499)	(63,685)
Stock-based compensation expense	24,432	—	—
Other	3,669	5,124	3,279

Provision (benefit) for income taxes	$(12,400)	$(20,220)	$56,082

The income tax provision (benefit) consists of the following components:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$(27,100)	$(24,999)	$29,309
State	1,670	1,271	17,374
Foreign	6,948	1,478	9,399

	(18,482)	(22,250)	56,082
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	6,082	2,030	—

	6,082	2,030	—

	$(12,400)	$(20,220)	$56,082

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Research and development tax credit carryforwards	$368,458	$276,473
Capitalized research and development costs	116,054	54,166
Net operating loss carryforwards	952,636	977,676
Reserves and accruals not currently deductible for tax purposes	43,682	26,523
Stock-based compensation and purchased intangible assets	118,298	135,633
Other	32,153	32,123

Gross deferred tax assets	1,631,281	1,502,594
Valuation allowance	(1,629,435)	(1,501,244)

Deferred tax assets, net	1,846	1,350
Deferred tax liabilities	—	—

Net deferred tax assets	$1,846	$1,350

The Company operates under tax holidays in Singapore, which are effective through March 2009 and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $256.0 million, $185.3 million and $147.1 million for 2006, 2005 and 2004, respectively. The benefit of the tax holidays on net income per share (diluted) was $.44, $.33 and $.28 for 2006, 2005 and 2004, respectively.

In accordance with SFAS 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company had net deferred tax assets of $1.8 million and $1.4 million in 2006 and 2005, respectively.

As a result of SFAS 123R, the Company’s deferred tax assets at December 31, 2006 and 2005 do not include $558.2 million and $379.5 million of excess tax benefits from employee stock option exercises that are a component of the Company’s research and development credits, capitalized research and development, and net operating loss carryovers. While SFAS 123R applies for periods after December 31, 2005, the Company’s deferred taxes and the valuation allowance as of December 31, 2005 have been adjusted to conform to the 2006 presentation. Equity will be increased by $558.2 million if and when such excess tax benefits are ultimately realized.

If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2006 will be accounted for as follows: approximately $1.458 billion will be recognized as a reduction of income tax expense, and $171.9 million will be recognized as a reduction of goodwill. In 2006 the Company recorded a $6.6 million increase in foreign deferred tax expense as a result of allocating certain tax benefits directly to goodwill for the utilization of certain foreign net operating losses from acquisitions, which were previously offset with a valuation allowance.

At December 31, 2006 the Company had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $3.625 billion, $1.393 billion, $37.1 million and $10.2 million, respectively. If unutilized, the federal and state net operating loss carryforwards expire at various dates through 2026. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2006 the Company had Canadian scientific research and experimental development expenditures of $5.3 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely.

At December 31, 2006 the Company had federal, state and Canadian research and development credit carryforwards of approximately $254.5 million, $280.2 million and $9.3 million, respectively. These research and development credit carryforwards expire at various dates through 2026, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of the Company’s domestic net operating loss and tax credit carryforwards may be limited in future periods. A portion of the carryforwards may expire before becoming available to reduce future income tax liabilities.

Deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $1.135 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of these foreign subsidiaries that the Company intends to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. The Company believes that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the current existence of domestic net operating loss and credit carryforwards and possible foreign tax credits.

The Company’s tax returns for the 2004 tax year are currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations.

6.	Commitments

The Company leases facilities in Irvine (its corporate headquarters) and Santa Clara County, California. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. In addition to the Company’s principal design facilities in Irvine and Santa Clara County, the Company leases additional design facilities throughout the United States. Internationally, the Company leases a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in several other countries. In addition, the Company leases various sales and marketing facilities in the United States and several other countries.

The Company leases its facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 the Company entered into a lease agreement under which its corporate headquarters will move from its present location to new, larger facilities in Irvine, California, which will consist of eight buildings with an aggregate of approximately 0.7 million square feet. The lease term is for a period of ten years and two months beginning after the completion of the first two buildings and related tenant improvements, which is anticipated to occur in the first half of 2007. The aggregate rent for the term of the lease, approximately $183.0 million, is included in the table below.

Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Operating leases	$106,135	$85,304	$59,522	$36,775	$31,188	$135,708	$454,632
Inventory and related purchase obligations	203,530	—	—	—	—	—	203,530
Other purchase obligations	97,599	586	412	—	—	—	98,597
Restructuring liabilities	6,324	1,759	1,759	881	—	—	10,723
Accrued settlement payments	2,036	2,000	—	—	—	—	4,036

Total	$415,624	$89,649	$61,693	$37,656	$31,188	$135,708	$771,518

Facilities rent expense in 2006, 2005 and 2004 was $56.7 million, $44.2 million and $38.4 million, respectively.

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

Share Repurchase Program

In February 2005 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors. In January 2006 the Board of Directors approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of the Company’s Class A common stock having a total market value of up to $500 million. On July 24, 2006 the Company’s Board of Directors decided to suspend purchasing shares of the Company’s Class A common stock under the share repurchase program as a result of its recently completed voluntary review of its equity award practices. From the time the program was first implemented through December 31, 2006, the Company repurchased a total of 12.8 million shares of our Class A common stock at a weighted average price of $33.47 per share.

In February 2007 the Company’s Board of Directors authorized a new program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007.

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

Registration Statements

The Company has filed a universal shelf registration statement on SEC Form S-3 and an acquisition shelf registration statement on SEC Form S-4. The universal shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. However, because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all reports required to be filed during the preceding twelve calendar months, the Company will not be able to issue shares under the Form S-3 until December 1, 2007, as it did not timely file its Quarterly Reports on Form 10-Q for the three months ended June 30, 2006 or September 30, 2006 because of the voluntary review of its equity award practices. The acquisition shelf registration statement on Form S-4 enables the Company to issue up to 30 million shares of its Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, by any form of business combination. To date no securities have been issued pursuant to either registration statement.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$379,041	$367,089	$173,185
Other comprehensive income (loss):
Change in unrealized gain on investments, net of taxes	—	—	(3)
Reclassification adjustment for net realized loss included in net gain	—	1	—
Translation adjustments	(1,203)	8	467

Total comprehensive income	$377,838	$367,098	$173,649

Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2006 and December 31, 2005 represents accumulated translation adjustments.

8.	Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to a 4.5 million annual share limit. In 2006, 2005 and 2004, 1.6 million, 2.6 million and 3.8 million shares, respectively, were issued under this plan at average per share prices of $16.40, $15.47 and $8.12, respectively. At December 31, 2006, 7.4 million shares were available for future issuance under this plan.

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

In March 2005 and 2004, the Board of Directors approved amendments to the 1998 Plan, as previously amended, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 15 million and 18 million shares, respectively. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2005 and April 2004, respectively. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to a 37.5 million annual share limit. As of December 31, 2006, 60.1 million shares of common stock were reserved for future grant under the 1998 Plan.

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

In addition, the Company grants restricted stock units as part of its regular annual employee equity compensation review program as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s Class A common stock upon vesting. Generally, restricted stock units granted to employees vest ratably on a quarterly basis over 16 quarters from the date of grant.

In 1999 the Board of Directors approved the 1999 Special Stock Option Plan (the “1999 Plan”) and reserved an aggregate of one million shares of Class A common stock for issuance under the 1999 Plan. In February 2005 the Board reduced the share reserve under the 1999 Plan to the number of shares needed to cover outstanding options under the plan. Accordingly, no additional stock option grants are to be made under the 1999 Plan and to the extent any outstanding options under the 1999 Plan terminate or expire unexercised, the shares of Class A common stock subject to those options will not be available for reissuance under the 1999 Plan. As of December 31, 2006, 0.3 million shares of common stock were reserved for issuance upon exercise of existing outstanding options under the 1999 Plan. The 1998 Plan, 1999 Plan and Predecessor Plans are collectively referred to herein as the “Broadcom Plans.”

In connection with the Company’s acquisitions, the Company has assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2006, 2.5 million and 0.1 million shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2006, 2005 and 2004 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
			Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2003	154,369	$.01 - $103.67	$15.67	$21.59
Options granted under the 1998 Plan	19,938	17.32 - 30.27	23.55	12.68
Options assumed in acquisitions	1,283	.01 - 6.87	3.24	25.87
Options cancelled	(7,113)	.01 - 103.67	18.33	19.94
Options exercised	(22,017)	.01 - 27.06	10.14	18.52

Balance at December 31, 2004	146,460	.01 - 81.50	17.34	20.95
Options granted under the 1998 Plan	31,566	18.32 - 32.68	22.48	7.31
Options assumed in acquisition	242	1.97 - 1.97	1.97	26.55
Options cancelled	(5,692)	.01 - 37.75	20.96	15.90
Options exercised	(30,468)	.01 - 30.27	14.06	18.95

Balance at December 31, 2005	142,108	.01 - 81.50	19.00	18.55
Options granted under the 1998 Plan	17,939	23.11 - 48.63	40.22	12.33
Options assumed in acquisition	107	5.26 - 40.49	7.66	41.31
Options cancelled	(6,294)	.01 - 48.63	20.92	15.02
Options exercised	(27,975)	.01 - 38.17	17.14	19.39

Balance at December 31, 2006	125,885	$.01 - $81.50	$22.35	$17.65

At December 31, 2006 outstanding options to purchase 80.7 million shares were exercisable with an average per share exercise price of $19.03. The weighted average remaining contractual life of options outstanding and of options exercisable as of December 31, 2006 were 6.8 years and 6.0 years, respectively.

The total pretax intrinsic value of options exercised in 2006 was $684.3 million. This intrinsic value represents the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s Class A common stock of $32.31 on December 31, 2006, the total pretax intrinsic value of all outstanding options was $1.398 billion. The total pretax intrinsic value of exercisable options at December 31, 2006 was $1.091 billion.

Restricted stock unit activity in 2006, 2005 and 2004 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2003	—	$—
Restricted stock units granted under the 1998 Plan	230	18.80
Restricted stock units assumed	108	19.24
Restricted stock units vested	(8)	18.16

Balance at December 31, 2004	330	22.98
Restricted stock units granted under the 1998 Plan	8,432	23.08
Restricted stock units cancelled	(297)	22.07
Restricted stock units vested	(1,375)	21.19

Balance at December 31, 2005	7,090	23.48
Restricted stock units granted under the 1998 Plan	8,921	40.22
Restricted stock units cancelled	(681)	31.83
Restricted stock units vested	(2,630)	30.24

Balance at December 31, 2006	12,700	$33.39

The total pretax intrinsic value of restricted stock units vested in 2006 was $91.9 million. Based on the closing price of the Company’s Class A common stock of $32.31 on December 31, 2006, the total pretax intrinsic value of all outstanding restricted stock units was $410.3 million.

Stock-Based Compensation Expense

The following table presents details of the total stock-based compensation expense that is included in each functional line item on the Company’s statements of income:

	Years Ended December 31,
	2006(1)	2005	2004
	(In thousands)

Cost of revenue	$24,589	$4,177	$4,776
Research and development	307,096	68,606	102,253
Selling, general and administrative	136,679	29,232	30,897

	$468,364	$102,015	$137,926

(1)	The amounts included in 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated statements of income for 2005 and 2004 have not been restated to reflect, and do not include, the impact of SFAS 123R.

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it should not have a material impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed in the period 2007 through 2011 related to unvested share-based payment awards at December 31, 2006 is $829.9 million. Of this amount, $383.4 million, $255.1 million, $160.3 million and $31.1 million are currently estimated to be recorded in 2007, 2008, 2009 and thereafter, respectively. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 96% of the total unearned stock-based compensation at December 31, 2006 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2006	2005	2004	2006	2005	2004

Expected life (in years)	3.17	3.20	4.73	0.51	0.87	1.15
Volatility	0.36	0.40	0.64	0.35	0.38	0.51
Risk-free interest rate	4.93%	4.00%	3.40%	4.78%	3.52%	2.35%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$12.33	$7.41	$13.12	$10.81	$6.97	$6.60

The weighted average fair values per share of the restricted stock units awarded in 2006, 2005 and 2004 were $40.22, $23.08 and $18.80, respectively, calculated based on the fair market value of the Company’s Class A common stock on the respective grant dates.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income and net income per share information for 2005 and 2004, respectively, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Years Ended December 31,
	2005	2004
	(In thousands,
	except per share data)

Net income — as reported	$367,089	$173,185
Add: Stock-based compensation expense included in net income — as reported	102,015	118,401
Deduct: Stock-based compensation expense determined under the fair value method	(563,916)	(900,149)

Net loss — pro forma	$(94,812)	$(608,563)

Net income per share (basic) — as reported	$0.72	$0.36

Net income per share (diluted) — as reported	$0.66	$0.33

Net loss per share (basic and diluted) — pro forma	$(0.19)	$(1.27)

For purposes of the foregoing pro forma illustration, the fair value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. The Black-Scholes model meets the requirements of SFAS 123 but the fair values generated by the model may not be indicative of the actual fair values of the Company’s stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over the optionees’ respective service periods.

Charges Related to the Voluntary Review of the Company’s Equity Award Practices

The Company completed a voluntary review of its equity award practices in 2006. The Company recorded total charges of $61.5 million in 2006 in connection with estimated payments it has decided to make to or on behalf of certain current and former employees related to consequences of the review, as well as non-cash stock-

based compensation expense the Company incurred related to the extension of the post-service stock option exercise period for certain former employees. The payments are to remunerate participants in the Company’s employee stock purchase plan who were unable to purchase shares thereunder during the period in which the Company was not current in its SEC reporting obligations, to remediate adverse tax consequences, if any, to individuals that may result from the equity award review, and to compensate individuals for the value of stock options that expired or would have expired during the period in which the Company was not current in its SEC reporting obligations. A total of $2.5 million, $30.1 million and $28.9 million is included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, of which $6.5 million and $5.1 million in research and development expense and selling, general and administrative expense, respectively, is stock-based compensation expense.

Shares Reserved For Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2006:

Number of Shares
(In thousands)

Stock options outstanding	125,885
Authorized for future grants under stock incentive plans	60,142
Authorized for future issuance under stock purchase plan	7,417
Restricted stock units outstanding	12,700

206,144

401(k) Savings and Investment Plan

The Company sponsors a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of the Company’s employees, subject to certain eligibility requirements. At its discretion, the Company may make contributions to this plan. In 2006 the Company adopted a limited matching contribution policy and made $2.5 million in contributions to participants in this plan. The Company made no contributions to this plan in 2005 and 2004.

9.	Goodwill and Acquired Patents

Goodwill Impairment Assessment

The Company performed annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2006, 2005 and 2004. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair value. At October 1, 2006, 2005 and 2004, the Company had four reporting units as determined and identified in accordance with SFAS 142.

The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company’s Board of Directors. Cash flows beyond the four year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 19%, and terminal value growth rates ranging from 0% to 10%. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology.

Upon completion of the October 2006, 2005 and 2004 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each of the four reporting units exceeded its respective carrying value.

Acquired Patents Impairment Assessment

In November 2005 the Company acquired an issued U.S. patent, with various foreign counterparts, related to integrated circuit package testing for $0.5 million. In January 2004 the Company acquired approximately 80 patents and patent applications related to the read channel and hard disk controller market for $18.0 million. The immediate purpose for acquiring these patent portfolios was to assist the Company in the defense and settlement of then ongoing and future intellectual property litigation. As a result, the Company was unable to estimate any future cash flows from the patents. The Company also does not have any plans to resell the patents to a third party. Due to the intended use for these assets, the Company concluded that indicators of impairment existed upon acquisition of the patents because the carrying value of the patents might not be recoverable. Upon determining that indicators of impairment existed, the Company performed a recoverability test in accordance with SFAS 144. Estimates of future cash flows used to test the recoverability of long-lived assets should include only the future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset. The only cash flows expected to arise as a direct result of the use of the patents are the cash savings expected to result from reduced but undeterminable litigation expenses over the next several years. Due to the unpredictable nature of legal disputes, it is not possible to reasonably: (i) determine if the Company’s strategy with respect to the patents will be successful, (ii) forecast litigation expenses that would have been incurred if the patent portfolio was not acquired, or (iii) forecast cash flows generated as a result of acquiring the patents. As a result, no reasonable analysis could be prepared to support future cash flows associated with the patents. Accordingly, pursuant to SFAS 144 the patents were determined to be fully impaired at their respective dates of acquisition. The impairment charges for the patent portfolios were classified as impairment of goodwill and other intangible assets in the consolidated statements of income in 2005 and 2004.

10.	Settlement Costs

In June 2005 the Company recorded $110.0 million in settlement costs primarily related to the settlement of securities class action litigation against the Company and certain of its current and former officers and directors. The Company recorded $68.7 million in settlement costs in 2004. Of that amount, $60.0 million was related to the settlement of various litigation matters, and the remaining $8.7 million reflected settlement costs related to a claim arising from an acquisition and certain indemnification costs. For a more detailed discussion of the Company’s settled and outstanding litigation, see Note 11.

11.	Litigation

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. At Qualcomm’s request, the U.S. Patent and Trademark Office (“USPTO”) is reexamining one of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 Initial Determination finding all three patents valid and one infringed. The Commission is currently considering the appropriate remedies for Qualcomm’s infringement. A hearing has been set for March 2007 and a decision is expected in May 2007.

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

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. In January 2007 a jury returned a verdict that the Company did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the U.S. Patent and Trademark Office and waived its patent rights in connection with its conduct before an industry standards body. The court is currently considering whether to adopt the jury’s advisory verdicts.

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

Securities Litigation.  From March 2006 through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions (the “Options Derivative Actions”) against Broadcom, each of the members of our Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

In November 2006 the defendants moved to dismiss the federal derivative action on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. That motion is scheduled to be heard in March 2007. If the court does not grant the motion to dismiss, the individual defendants’ responses to the complaint will be due three weeks after resolution of the motion to dismiss. In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. The Company intends to vigorously defend each of the Options Derivative Actions.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of its current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)) (the “Options Class Actions”). The essence of the plaintiffs’ allegations is that Broadcom improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Broadcom’s business and financial condition. Plaintiffs also allege that Broadcom failed to account for and pay taxes on stock options properly, that the individual defendants sold Broadcom stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in Broadcom’s stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In November 2006, the Court consolidated the Options Class Actions, appointed the New Mexico State Investment Council as lead class plaintiff, ordered the lead class plaintiff to file a consolidated complaint within 60 days after a restatement of the Company’s financial statements, and extended the deadline for the defendants to respond to the complaint to 60 days after the filing of the consolidated complaint. The Company intends to defend the consolidated action vigorously.

The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with the Options Derivative Actions and Options Class Actions (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

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

12.  Significant Customer, Supplier and Geographical Information

Sales to the Company’s significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended December 31,
	2006	2005	2004

Motorola	15.4%	15.5%	12.4%
Cisco(1)	11.2	12.4	11.0
Hewlett-Packard	*	*	12.9
Five largest customers as a group	46.5	48.5	53.0

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

No other customer represented more than 10% of the Company’s annual net revenue in these years.

Net revenue derived from all independent customers located outside of the United States as a percent of total net revenue was as follows:

	Years Ended December 31,
	2006	2005	2004

Asia (primarily in Japan, Taiwan, Korea and China)	19.5%	17.8%	15.0%
Europe (primarily in France and the United Kingdom)	8.4	7.6	6.4
Other	0.3	0.4	0.2

	28.2%	25.8%	21.6%

Such net revenue does not include revenue from products shipped to subsidiaries or manufacturing subcontractors of customers that have headquarters in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States. Net revenue derived from shipments to international destinations, primarily to Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 86.5%, 84.5% and 79.0% of our net revenue in 2006, 2005 and 2004, respectively. All of the Company’s revenue to date has been denominated in U.S. dollars.

The Company does not own or operate a fabrication facility. Five independent third-party foundries located in Asia manufacture substantially all of the Company’s semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of the Company’s products. In addition, substantially all of the Company’s products are assembled and tested by one of eight independent third-party subcontractors in Asia. The Company does not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2006, $27.0 million of the Company’s long-lived assets (excluding goodwill and purchased intangible assets) were located outside the United States.

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

			Net		Diluted Net
	Net	Gross	Income		Income (Loss)
	Revenue	Profit	(Loss)		Per Share
	(In thousands, except per share data)

Year Ended December 31, 2006
Fourth Quarter	$923,454	$469,636	$45,076	(1)	$.08
Third Quarter	902,586	452,422	110,181	(2)	.19
Second Quarter	941,131	483,757	106,086		.18
First Quarter	900,647	466,438	117,698	(3)	.20
Year Ended December 31, 2005
Fourth Quarter	$820,605	$431,459	$186,744	(4)	$.32
Third Quarter	694,977	367,235	121,210	(5)	.21
Second Quarter	604,861	320,769	(5,234	)(6)	(.01)
First Quarter	550,345	283,526	64,369	(7)	.12

(1)	Includes charges related to the equity award review in the amount of $50.6 million.

(2)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $27.9 million and charges related to the equity award review in the amount of $10.9 million.

(3)	Includes IPR&D of $5.2 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $1.7 million, and gain on strategic investments of $0.7 million.

(4)	Includes IPR&D of $1.8 million, impairment of acquired patent portfolio of $0.5 million, and income tax benefits from adjustments to tax reserves of foreign subsidiaries of $3.4 million.

(5)	Includes IPR&D of $35.0 million, reversal of restructuring costs of $2.5 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $25.9 million, and gain on strategic investments of $1.2 million.

(6)	Includes litigation settlement costs of $110.0 million.

(7)	Includes IPR&D of $6.7 million.

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through April 27, 2006	8-K	000- 23993	3.2	08/10/2006
10	.1*	2006 Base Salaries for Certain Executive Officers	8-K	000- 23993	10.1	04/12/2006
10	.2*	2006 Performance Bonus Plan	10-Q (Q’2-2006)	000- 23993	10.1	01/23/2007
10	.3*	2006 Supplemental Bonus Program	8-K	000- 23993		12/27/2006
10	.4*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.11	11/09/2004
10	.5*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.6*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000- 23993	10.5	02/14/2006
10	.7*	Agreement between the registrant and William J. Ruehle dated December 17, 2006					X
10	.8*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006					X
10	.9*	Stock Option Amendment Agreement between the registrant and Bruce E. Kiddoo dated December 29, 2006					X
10	.10*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006					X
10	.11*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.12*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement	S-1/A	333- 45619	10.12	03/23/1998
10	.13*	1998 Stock Incentive Plan (as amended and restated February 24, 2006)	S-8	333- 132533	99.1	03/17/2006
10	.14*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.3	11/09/2004

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.16*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000- 23993	10.9	03/01/2005
10	.17*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option (Annual Award)	10-Q	000- 23993	10.1	05/02/2006
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option (Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.19*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.20*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.5	11/09/2004
10	.22*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors	10-Q	000- 23993	10.3	05/02/2006
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-Q	000- 23993	10.8	11/09/2004
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.4	05/02/2006
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Pro-rated Awards)	10-Q	000- 23993	10.5	05/02/2006
10	.26*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000- 23993	10.10	11/09/2004
10	.27*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000- 23993	10.16	03/01/2005
10	.28*	1998 Employee Stock Purchase Plan (as amended and restated December 20, 2006)					X
10.29		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.30		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.31		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.32*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333- 45619	10.1	02/27/1998
10	.33*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333- 45619	10.2	02/27/1998
10	.34††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.1	05/15/2002
10	.35††	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.2	07/29/2005
10	.36††	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company	S-1	333- 65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company	10-K	000- 23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company	10-Q	000- 23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company	10-K	000- 23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC	10-K	000- 23993	10.21	03/31/2003
10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests	10-K	000- 23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company	10-K	000- 23993	10.37	03/01/2005

Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.45†††	Lease Agreement dated December 17, 2004 between the registrant and Irvine Commercial Property Company	10-K	000- 23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000- 23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation)	10-K	000- 23993	10.47	02/14/2006
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	The Company originally sought confidential treatment with respect to certain portions of this agreement but subsequently filed the agreement in its entirety on January 23, 2007 as Exhibit 10.4 to the registrant’s 2005 Form 10-K/A.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

†††	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

Financial Statement Schedules

(1) Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
(2) Schedule II — Consolidated Valuation and Qualifying Accounts	S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 20, 2007.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2007

/s/ Henry Samueli Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	February 20, 2007

/s/ Bruce E. Kiddoo Bruce E. Kiddoo	Vice President and Corporate Controller; Acting Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2007

/s/ George L. Farinsky George L. Farinsky	Director	February 20, 2007

/s/ Maureen E. Grzelakowski Maureen E. Grzelakowski	Director	February 20, 2007

/s/ Nancy H. Handel Nancy H. Handel	Director	February 20, 2007

/s/ John Major John Major	Director	February 20, 2007

/s/ Alan E. Ross Alan E. Ross	Director	February 20, 2007

/s/ Robert E. Switz Robert E. Switz	Director	February 20, 2007

/s/ Werner F. Wolfen Werner F. Wolfen	Director	February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 19, 2007. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Orange County, California
February 19, 2007

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,242	$816	$61	$(225)	$6,894
Sales returns	4,952	23,343	—	(24,884)	3,411
Pricing allowances	989	1,457	—	(1,461)	985
Reserve for excess and obsolete inventory	37,017	6,256	138	(11,476)	31,935
Reserve for warranty	14,131	10,268	877	(6,054)	19,222
Restructuring liabilities	16,221	—	—	(5,498)	10,723

Total	$79,552	$42,140	$1,076	$(49,598)	$73,170

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,900	$149	$10	$(817)	$6,242
Sales returns	3,692	19,239	—	(17,979)	4,952
Pricing allowances	995	3,394	—	(3,400)	989
Reserve for excess and obsolete inventory	44,751	(2,349)	1,237	(6,622)	37,017
Reserve for warranty	19,185	5,621	55	(10,730)	14,131
Restructuring liabilities	27,117	(2,500)	1,457	(9,853)	16,221

Total	$102,640	$23,554	$2,759	$(49,401)	$79,552

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,493	$1,793	$300	$(1,686)	$6,900
Sales returns	655	16,236	—	(13,199)	3,692
Pricing allowances	444	2,507	—	(1,956)	995
Reserve for excess and obsolete inventory	25,111	26,224	2,217	(8,801)	44,751
Reserve for warranty	5,996	14,812	157	(1,780)	19,185
Restructuring liabilities	37,174	—	3,411	(13,468)	27,117

Total	$75,873	$61,572	$6,085	$(40,890)	$102,640

(a)	Amounts represent balances acquired through acquisitions.

S-2

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through April 27, 2006	8-K	000- 23993	3.2	08/10/2006
10	.1*	2006 Base Salaries for Certain Executive Officers	8-K	000- 23993	10.1	04/12/2006
10	.2*	2006 Performance Bonus Plan	10-Q (Q’2-2006)	000- 23993	10.1	01/23/2007
10	.3*	2006 Supplemental Bonus Program	8-K	000- 23993		12/27/2006
10	.4*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.11	11/09/2004
10	.5*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.6*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000- 23993	10.5	02/14/2006
10	.7*	Agreement between the registrant and William J. Ruehle dated December 17, 2006					X
10	.8*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006					X
10	.9*	Stock Option Amendment Agreement between the registrant and Bruce E. Kiddoo dated December 29, 2006					X
10	.10*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006					X
10	.11*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement, form of Stock Purchase Agreement, form of Note Secured by Stock Pledge Agreement and form of Stock Pledge Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.12*	Special Stock Option Plan, together with form of Stock Option Agreement and form of Stock Purchase Agreement	S-1/A	333- 45619	10.12	03/23/1998
10	.13*	1998 Stock Incentive Plan (as amended and restated February 24, 2006)	S-8	333- 132533	99.1	03/17/2006
10	.14*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.3	11/09/2004

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.16*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000- 23993	10.9	03/01/2005
10	.17*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option (Annual Award)	10-Q	000- 23993	10.1	05/02/2006
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option (Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.19*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.20*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.21*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Thomas F. Lagatta, Vahid Manian and William J. Ruehle	10-Q	000- 23993	10.5	11/09/2004
10	.22*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors	10-Q	000- 23993	10.3	05/02/2006
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-Q	000- 23993	10.8	11/09/2004
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.4	05/02/2006
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Pro-rated Awards)	10-Q	000- 23993	10.5	05/02/2006
10	.26*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Bruce E. Kiddoo, Vahid Manian, Andrew J. Pease and William J. Ruehle	10-Q	000- 23993	10.10	11/09/2004
10	.27*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000- 23993	10.16	03/01/2005
10	.28*	1998 Employee Stock Purchase Plan (as amended and restated December 20, 2006)					X
10.29		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.30		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.31		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.32*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333- 45619	10.1	02/27/1998
10	.33*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333- 45619	10.2	02/27/1998
10	.34††	Product Purchase Agreement dated November 22, 2000, together with Amendment dated January 1, 2002, to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.1	05/15/2002
10	.35††	Fifth Amendment dated as of March 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.2	07/29/2005
10	.36††	Sixth Amendment dated as of June 30, 2005 to Product Purchase Agreement between the registrant and General Instrument Corporation	10-Q	000- 23993	10.3	07/29/2005
10.37		Industrial Lease (Single Tenant; Net) dated August 7, 1998 between the registrant and The Irvine Company	S-1	333- 65117	10.15	09/30/1998
10.38		First Amendment dated August 27, 1999 and Second Amendment dated December 10, 1999 to Industrial Lease (Single Tenant, Net), between the registrant and The Irvine Company	10-K	000- 23993	10.20	03/31/2003
10.39		Third Amendment (Single Tenant, Net) dated December 19, 2003 between the registrant and the Irvine Company	10-Q	000- 23993	10.12	11/09/2004
10.40		Industrial Lease (Multi-Tenant; Net) dated August 1, 2000 between the registrant and the Irvine Company; First Amendment dated October 18, 2000 and Second Amendment dated September 18, 2003 to Industrial Lease (Multi-Tenant; Net), between the registrant and The Irvine Company	10-K	000- 23993	10.33	03/01/2005
10.41		Lease Agreement dated February 1, 2000 between the registrant and Conejo Valley Development Corporation	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between the registrant and M-D Downtown Sunnyvale, LLC	10-K	000- 23993	10.21	03/31/2003
10.43		Lease dated November 20, 2000 together with Second Amendment dated March 30, 2001 to Lease between the registrant and Sobrato Interests	10-K	000- 23993	10.18	03/19/2002
10.44		Lease (Multi-Tenant; Net) dated August 12, 2001 between the registrant and The Irvine Company; Fourth Amendment dated April 30, 2004 to Lease (Multi-Tenant; Net) between the registrant and The Irvine Company	10-K	000- 23993	10.37	03/01/2005

Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.45†††	Lease Agreement dated December 17, 2004 between the registrant and Irvine Commercial Property Company	10-K	000- 23993	10.38	03/01/2005
10.46		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000- 23993	10.39	03/01/2005
10.47		Stipulation of Settlement (securities class action litigation)	10-K	000- 23993	10.47	02/14/2006
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	The Company originally sought confidential treatment with respect to certain portions of this agreement but subsequently filed the agreement in its entirety on January 23, 2007 as Exhibit 10.4 to the registrant’s 2005 Form 10-K/A.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

†††	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.