Form 10-Q
period 2007-03-31
BROADCOM CORP
filed 2007-05-01
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-23993

Broadcom Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	33-0480482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5300 California Avenue
Irvine, California 92617-3038
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

As of March 31, 2007 the registrant had 468.2 million shares of Class A common stock, $0.0001 par value, and 72.8 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2007 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,028,619	$2,158,110
Short-term marketable securities	460,677	522,340
Accounts receivable, net	363,001	382,823
Inventory	200,411	202,794
Prepaid expenses and other current assets	101,605	85,721

Total current assets	3,154,313	3,351,788
Property and equipment, net	221,833	164,699
Long-term marketable securities	73,589	121,148
Goodwill	1,215,070	1,185,145
Purchased intangible assets, net	42,150	29,029
Other assets	26,672	24,957

Total assets	$4,733,627	$4,876,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,868	$307,972
Wages and related benefits	129,346	104,940
Deferred revenue	2,493	1,873
Accrued liabilities	290,502	263,916

Total current liabilities	757,209	678,701
Commitments and contingencies
Long-term liabilities	35,324	6,399
Shareholders’ equity:
Common stock	54	55
Additional paid-in capital	11,632,804	11,948,908
Accumulated deficit	(7,691,475)	(7,757,202)
Accumulated other comprehensive loss	(289)	(95)

Total shareholders’ equity	3,941,094	4,191,666

Total liabilities and shareholders’ equity	$4,733,627	$4,876,766

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share data)

Net revenue	$901,481	$900,647
Cost of revenue	440,949	434,209

Gross profit	460,532	466,438
Operating expense:
Research and development	300,810	251,694
Selling, general and administrative	128,647	112,899
Amortization of purchased intangible assets	329	1,083
In-process research and development	300	5,200
Impairment of other intangible assets	1,500	—

Income from operations	28,946	95,562
Interest income, net	37,008	23,738
Other income (expense), net	(1,409)	1,771

Income before income taxes	64,545	121,071
Provision for income taxes	3,554	3,373

Net income	$60,991	$117,698

Net income per share (basic)	$.11	$.22

Net income per share (diluted)	$.10	$.20

Weighted average shares (basic)	547,860	538,968

Weighted average shares (diluted)	585,740	601,204

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Cost of revenue	$5,814	$6,286
Research and development	78,431	70,005
Selling, general and administrative	32,626	31,695

	$116,871	$107,986

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Operating activities
Net income	$60,991	$117,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,299	11,188
Stock-based compensation expense:
Stock options and other awards	78,535	93,825
Restricted stock units issued by the Company	38,336	14,161
Acquisition-related items:
Amortization of purchased intangible assets	3,379	4,064
In-process research and development	300	5,200
Impairment of intangible assets	1,500	—
Loss (gain) on strategic investments, net	2,637	(700)
Changes in operating assets and liabilities:
Accounts receivable	22,459	(44,199)
Inventory	2,383	(31,105)
Prepaid expenses and other assets	(16,290)	16,395
Accounts payable	(1,537)	30,225
Accrued settlement liabilities	(2,000)	(2,000)
Other accrued liabilities	17,652	16,647

Net cash provided by operating activities	221,644	231,399

Investing activities
Net purchases of property and equipment	(40,952)	(14,957)
Net cash paid for acquisitions	(47,677)	(67,921)
Net proceeds from sales (purchases) of strategic investments	(3,500)	137
Purchases of marketable securities	(268,932)	(174,927)
Proceeds from maturities of marketable securities	378,154	167,881

Net cash provided by (used in) investing activities	17,093	(89,787)

Financing activities
Net proceeds from issuance of common stock	56,834	385,161
Repurchases of Class A common stock	(425,062)	(93,799)
Repayment of notes receivable by employees	—	2,199
Excess tax benefits from stock-based compensation	—	338
Payments on assumed debt and other obligations	—	(4,625)

Net cash provided by (used in) financing activities	(368,228)	289,274

Increase (decrease) in cash and cash equivalents	(129,491)	430,886
Cash and cash equivalents at beginning of period	2,158,110	1,437,276

Cash and cash equivalents at end of period	$2,028,619	$1,868,162

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed February 20, 2007 with the SEC.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and December 31, 2006, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. Such sales represented 99.1% and 99.6% of its total net revenue in the three months ended March 31, 2007 and 2006, respectively. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of the Company’s sales occur through the efforts of its direct sales force. The Company derived 14.4% and 17.8% of its total net revenue from sales made through distributors in the three months ended March 31, 2007 and 2006, respectively.

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. The Company also maintains inventory (hubbing) arrangements with certain of its customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer reports that it has removed the Company’s product from the warehouse to incorporate into its end products.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

In July 2006 the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at March 31, 2007, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of March 31, 2007 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

2.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	March 31,	December 31,
	2007	2006
	(In thousands)

Work in process	$68,120	$71,506
Finished goods	132,291	131,288

	$200,411	$202,794

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	March 31,			December 31,
	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$203,299	$(163,782)	$39,517	$186,799	$(160,732)	$26,067
Customer relationships	49,266	(46,916)	2,350	49,266	(46,766)	2,500
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(7,331)	283	7,614	(7,152)	462

	$263,495	$(221,345)	$42,150	$246,995	$(217,966)	$29,029

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Cost of revenue	$3,050	$2,981
Operating expense	329	1,083

	$3,379	$4,064

At March 31, 2007 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expense was $39.5 million and $2.6 million, respectively. This expense will be amortized ratably through 2011. Should the Company acquire additional purchased intangible assets in the future, its cost of revenue or other operating expenses will increase by the amortization of those assets.

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	March 31,	December 31,
	2007	2006
	(In thousands)

Accrued rebates	$145,590	$131,028
Accrued payments on repurchases of Class A common stock	39,365	—
Warranty reserve	20,817	19,222
Accrued taxes	13,185	45,885
Other	71,545	67,781

	$290,502	$263,916

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	March 31,	December 31,
	2007	2006
	(In thousands)

Accrued taxes	$31,379	$—
Restructuring liabilities	3,945	4,399
Accrued settlement liabilities	—	2,000

	$35,324	$6,399

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Beginning balance	$131,028	$99,645
Charged as a reduction to revenue	64,140	54,330
Payments and reversals	(49,578)	(56,309)

Ending balance	$145,590	$97,666

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Beginning balance	$19,222	$14,131
Charged to costs and expenses	2,394	2,267
Acquired through acquisition	—	877
Payments	(799)	(1,645)

Ending balance	$20,817	$15,630

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the three months ended March 31, 2007:

Three Months Ended
March 31, 2007
(In thousands)

Beginning balance	$10,723
Cash payments(1)	(1,177)

Ending balance	$9,546

(1)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

Numerator: Net income	$60,991	$117,698

Denominator: Weighted average shares outstanding	547,934	539,207
Less: Unvested common shares outstanding	(74)	(239)

Denominator for net income per share (basic)	547,860	538,968
Effect of dilutive securities:
Unvested common shares outstanding	18	235
Stock awards	37,862	62,001

Denominator for net income per share (diluted)	585,740	601,204

Net income per share (basic)	$.11	$.22

Net income per share (diluted)	$.10	$.20

At March 31, 2007 common share equivalents were calculated based on (i) stock options to purchase 122.5 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $22.77 per share and (ii) 12.2 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Supplemental Cash Flow Information

The Company repurchased $39.3 million of its Class A common stock in one or more transactions that had not settled by March 31, 2007. In addition, billings of $27.8 million of capital equipment were not paid as of March 31, 2007. These amounts have been excluded from the unaudited condensed statements of cash flows.

3.	Business Combinations

In January 2007 the Company completed the acquisition of LVL7 Systems, Inc, a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

design manufacturers to reduce development expenses and compress development timelines, for $62.5 million. The Company recorded a one-time charge of $0.3 million for purchased in-process research and development (“IPR&D”) expense. The amount allocated to IPR&D in the three months ended March 31, 2007 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The Company also assumed $1.1 million in net assets and recorded $44.5 million in goodwill and $16.5 million of completed technology in connection with this acquisition.

The Company’s primary reasons for the LVL7 acquisition were to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing network switch product offerings, augment its engineering workforce, and enhance its technological capabilities. Certain of the cash consideration in the above acquisition is currently held in escrow pursuant to the terms of the acquisition agreement.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2007 include the results of operations of LVL7 commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

In addition, the Company received $14.0 million in connection with an escrow settlement from its 2005 acquisition of Siliquent Technologies, Inc.

4.	Income Taxes

The Company recorded a tax provision of $3.6 million for the three months ended March 31, 2007 as compared to $3.4 million for the three months ended March 31, 2006, representing effective tax rates of 5.5% and 2.8%, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2007 and March 31, 2006.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company had net deferred tax assets of $2.9 million and $1.8 million, at March 31, 2007 and December 31, 2006, respectively, in accordance with SFAS 109.

As a result of applying the provisions of FIN 48, the Company recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase to retained earnings, as of January 1, 2007. The Company’s unrecognized tax benefits totaled $36.5 million at January 1, 2007 and relate to various foreign jurisdictions. This amount included $14.5 million of penalties and $1.1 million of interest. Included in the balance at January 1, 2007 are $34.3 million of tax benefits that if recognized would reduce the annual effective income tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities.

5.	Shareholders’ Equity

Share Repurchase Program

In February 2007 the Company’s Board of Directors authorized a new program to repurchase shares of the Company’s Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. From the time the new program was implemented through March 31, 2007, the Company repurchased a total of 13.7 million shares at a weighted average price of $33.79 per share, of which $425.1 million was settled in cash during the three months ended March 31, 2007 and the remaining $39.3 million was included in accrued liabilities. At March 31, 2007, $535.6 million remained available to repurchase shares under the authorized program.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Net income	$60,991	$117,698
Other comprehensive income (loss):
Translation adjustments	(194)	255

Total comprehensive income	$60,797	$117,953

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheets at March 31, 2007 and December 31, 2006 represents accumulated translation adjustments.

6.	Employee Benefit Plans

Stock-Based Compensation Expense

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at March 31, 2007 is $846.7 million. Of this amount, $326.6 million, $292.1 million, $180.0 million and $48.0 million are currently estimated to be recorded in the remainder of 2007, in 2008, 2009, 2010 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.3 years. Approximately 94% of the total unearned stock-based compensation at March 31, 2007 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of the Company’s Equity Award Practices

In connection with the Company’s equity award review completed in January 2007, the Company determined the accounting measurement dates for most of its options granted between June 1998 and May 2003 to purchase shares of its Class A common stock differed from the measurement dates previously used for such awards. As a

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, there are potential adverse tax consequences that may apply to holders of affected options. By amending or replacing these options, those potential adverse tax consequences may be eliminated.

In March 2007 the Company offered to amend or replace affected options by adjusting the exercise price for each such option to the lower of (i) the fair market value per share of its Class A common stock on the revised measurement date applied to that option as a result of its equity award review and (ii) the closing selling price per share of its Class A common stock on the date on which the option is amended. If the adjusted exercise price for an affected option would be lower than the original exercise price, that option would not be amended but instead would be replaced with a new option that would have the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offering closed April 20, 2007. Participants whose affected options were amended pursuant to the offer will be entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which option were amended. The Company will also make payments of approximately $29.8 million in January 2008 to reimburse affected employees for the increases in their exercise prices. A liability has been recorded for these payments and is included in wages and related benefits as of March 31, 2007.

In accordance with SFAS 123R, the Company recorded total estimated charges of $3.5 million in the three months ended March 31, 2007 and a reduction of additional paid-in capital in the amount of $26.3 million in connection with the offer. A total of $0.1 million, $1.6 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the three months ended March 31, 2007. This represented the estimated incremental fair value created due to modification of the equity awards.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In November 2006 Broadcom withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. Discovery has been completed with respect to the remaining three patents, and trial commences May 1, 2007

In July 2005 Qualcomm filed a complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringed, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception and processing of communication signals, including radio signals and/or signals for wireless telephony. The Company filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims sought a declaratory judgment that the seven Qualcomm patents were invalid and not infringed, and asserted that Qualcomm had infringed, both directly and indirectly, six Broadcom patents relating generally to wired and wireless communications. In March 2007 the court granted the parties’ joint motion to dismiss this case.

In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California alleging that Broadcom breached a contract relating to Bluetooth development and seeking a declaration that two of the Company’s patents relating to Bluetooth technology were invalid and not infringed. The Company filed an answer in April 2006 denying the allegations in the complaint and asserting counterclaims. The counterclaims asserted that Qualcomm had infringed, both directly and indirectly, the same two Broadcom patents, and also alleged breach of the Bluetooth contract by Qualcomm. In February 2007 the court granted the parties’ joint motion to dismiss this case.

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. In January 2007 a jury returned a verdict that the Company did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the U.S. Patent and Trademark Office and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. The court is currently considering the appropriate remedy for Qualcomm’s conduct.

In March 2006 Qualcomm filed a fourth complaint against the Company in the United States District Court for the Southern District of California alleging that the Company had misappropriated certain Qualcomm trade secrets and that certain Broadcom products infringed, both directly and indirectly, a patent related generally to orthogonal frequency division multiplexing technology. The Company filed an answer in May 2006 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims sought a declaratory judgment that the Qualcomm patent was invalid and not infringed, and asserted that Qualcomm had infringed, both directly and indirectly, two Broadcom patents relating generally to video technology. The Company amended its answer to add a counterclaim asserting that Qualcomm had misappropriated certain Broadcom trade secrets, and Qualcomm amended its complaint to add three individual Broadcom employees as defendants and include additional allegations of trade secret misappropriation. In March 2007 the court granted the parties’ joint motion to dismiss this case.

Antitrust and Unfair Competition Proceedings.  In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the court granted Qualcomm’s motion to dismiss the complaint. In September 2006 Broadcom filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been briefed, and a hearing is scheduled for June 2007.

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

In June 2006 the Company and another leading mobile wireless technology company filed complaints with the Korean Fair Trade Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. The Commission has instituted a formal investigation of Qualcomm.

In April 2007 the Company filed a complaint in the Superior Court for Orange County, California alleging that Qualcomm’s conduct before various industry standards organizations constitutes unfair competition, fraud and breach of contract. The complaint seeks an injunction against Qualcomm as well as the recovery of monetary damages. Qualcomm has not yet answered the complaint.

Securities Litigation.  From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, each of the members of its Board of Directors, certain current or former officers, and Henry T. Nicholas III, its co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

In March 2007 the court in the federal derivative action denied the Company’s motion to dismiss on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. The individual defendants have now filed motions to dismiss the case, which are currently scheduled for hearing in May 2007. In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. The Company intends to vigorously defend each of the Options Derivative Actions.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against the Company and certain of its current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)) (the “Options Class Actions”). The essence of the plaintiffs’

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations is that Broadcom improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Broadcom’s business and financial condition. Plaintiffs also allege that Broadcom failed to account for and pay taxes on stock options properly, that the individual defendants sold Broadcom stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in Broadcom’s stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In November 2006, the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. There is currently a dispute regarding the appointment of lead class counsel, which the lead class plaintiff has appealed to the federal appeals court. The consolidated class action complaint will not be due until the appeal and the dispute regarding the appointment of class counsel is resolved. The Company intends to defend the consolidated action vigorously.

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

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require it to take as part of that resolution. In August 2006 the Company was informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2006, the Company voluntarily provided documents and data to the U.S Attorney’s Office. In 2007 the Company has continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis. In addition, the Company has produced documents pursuant to grand jury subpoenas. The U.S. Attorney’s Office has begun to interview present and former Company employees as part of its investigation. The Company is continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees.

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

General.  The foregoing discussion includes material developments that occurred during the three months ended March 31, 2007 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Form 8-K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Net Revenue.  We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Our net revenue is generated principally by sales of our semiconductor products. Such sales represented 99.1% and 99.6% of our total net revenue in the three months ended March 31, 2007 and 2006, respectively. We derive the remainder of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements and cancellation fees.

The majority of our sales occur through the efforts of our direct sales force. Sales made through distributors represented 14.4% and 17.8% of our total net revenue in the three months ended March 31, 2007 and 2006, respectively.

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

For these and other reasons, our net revenue and results of operations for three months ended March 31, 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of Broadcom solutions that are incorporated into consumer products, sales of which are typically subject to greater seasonality and greater volume fluctuations than non-consumer OEM products. We also maintain inventory (hubbing) arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of March 31, 2007, we anticipate that such amount will increase over time. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

Sales to our five largest customers, including sales to their manufacturing subcontractors, represented 46.0% and 46.5% of our net revenue in the three months ended March 31, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, represented

31.1% and 29.7% of our net revenue in the three months ended March 31, 2007 and 2006, respectively. Net revenue derived from shipments to international destinations, primarily to Asia, represented 87.8% and 87.5% of our net revenue in the three months ended March 31, 2007 and 2006, respectively.

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

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	in-process research and development, or IPR&D;

•	litigation costs;

•	settlement costs;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	the loss of interest income resulting from the amount we expend on repurchases of our Class A common stock; gain (loss) on strategic investments;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended March 31, 2007 our net income was $61.0 million as compared to $117.7 million in the three months ended March 31, 2006, a difference of $56.7 million. This decrease in profitability was the direct result of (i) relatively flat net revenue and (ii) a $60.7 million increase in operating expenses due principally to an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the three months ended March 31, 2007.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at March 31, 2007, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of March 31, 2007 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory (hubbing) arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of March 31, 2007, we anticipate that such amount will increase over time. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets,

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

•	Deferred Taxes and Uncertain Tax Positions. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table sets forth certain consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Net revenue	100.0%	100.0%
Cost of revenue	48.9	48.2

Gross profit	51.1	51.8
Operating expense:
Research and development	33.4	28.0
Selling, general and administrative	14.3	12.5
Amortization of purchased intangible assets	0.0	0.1
In-process research and development	0.0	0.6
Impairment of intangible assets	0.2	—

Income from operations	3.2	10.6
Interest income, net	4.1	2.6
Other income (expense), net	(0.1)	0.2

Income before income taxes	7.2	13.4
Provision for income taxes	0.4	0.3

Net income	6.8%	13.1%

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the condensed consolidated statements of income data above:

	Three Months Ended
	March 31,
	2007	2006

Cost of revenue	0.6%	0.7%
Research and development	8.7	7.8
Selling, general and administrative	3.6	3.5

	12.9%	12.0%

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Net revenue	$901,481	100.0%	$900,647	100.0%	$834	0.1%
Cost of revenue	440,949	48.9	434,209	48.2	6,740	1.6

Gross profit	$460,532	51.1%	$466,438	51.8%	$(5,906)	(1.3)

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$349,295	38.7%	$331,152	36.8%	$18,143	5.5%
Enterprise networking	277,948	30.9	305,590	33.9	(27,642)	(9.0)
Mobile and wireless	274,238	30.4	263,905	29.3	10,333	3.9

Net revenue	$901,481	100.0%	$900,647	100.0%	$834	0.1

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

The increase in net revenue from our broadband communications target market resulted from an increase in net revenue for our solutions for cable modems and digital TVs. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue attributable to our Ethernet switch and controller products. The increase in net revenue from our mobile and wireless target market resulted primarily from strength in our Bluetooth and wireless LAN product offerings for games, handsets and PC applications, offset by a decrease in demand for our mobile multimedia and cellular products.

The following table presents net revenue from each of our major target markets and their respective contributions to net revenue in the three months ended March 31, 2007 as compared to the three months ended December 31, 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		December 31, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$349,295	38.7%	$337,849	36.6%	$11,446	3.4%
Enterprise networking	277,948	30.9	283,381	30.7	(5,433)	(1.9)
Mobile and wireless	274,238	30.4	302,224	32.7	(27,986)	(9.3)

Net revenue	$901,481	100.0%	$923,454	100.0%	$(21,973)	(2.4)

The increase in net revenue in our broadband communications target market resulted from an increase in net revenue for our solutions for direct broadcast satellite set-top boxes, digital TV and DSL applications, offset by a decrease in net revenue from our digital cable set-top boxes. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue from our controller products, offset in part by an increase in net revenue attributable to our Ethernet switch products. We experienced a broad-based seasonal decline in our mobile and wireless businesses.

We currently anticipate that total net revenue in the three months ending June 30, 2007 will be approximately $890.0 million to $905.0 million, as compared to the $901.5 million achieved in the three months ended March 31, 2007.

We recorded rebates to certain customers in the amounts of $64.1 million and $54.3 million in the three months ended March 31, 2007 and 2006, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our prices to these customers and corresponding revenue and margins are already net of such rebates.

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

Gross profit in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 decreased slightly due to relatively flat net revenue and a slight decrease in gross margin. Gross margin decreased from 51.8% in the three months ended March 31, 2006 to 51.1% in the three months ended March 31, 2007. The primary factors that contributed to this 0.7 percentage point decrease in gross margin were (i) increased overhead costs and (ii) a slight decrease in product margin due to lower average selling prices, which was partially offset by improvements in standard cost. For a discussion of stock-based compensation, included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Gross margin has been and will likely continue to be impacted by competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, possible future changes in product mix, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the three months ending June 30, 2007 will increase slightly as compared to the three months ended March 31, 2007. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development	$300,810	33.4%	$251,694	28.0%	$49,116	19.5%
Selling, general and administrative	128,647	14.3	112,899	12.5	15,748	13.9

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 resulted primarily from an increase of $8.4 million in stock-based compensation expense and an increase of $27.7 million in personnel-related expenses. These increases are primarily attributable to (i) an increase in the number of employees engaged in research and development activities since March 31, 2006, resulting from both direct hiring and acquisitions, and (ii) an increase in cash compensation levels since March 31, 2006. For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of the growth and diversification of the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending June 30, 2007 will increase from the $300.8 million incurred in the three months ended March 31, 2007 due to our continued investment in new products and 65 nanometer process technology as well as annual employee compensation increases effective in the three months ending June 30, 2007.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 2,000 U.S. and 800 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The increase in selling, general and administrative expense in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 resulted primarily from an increase of $7.5 million in legal fees and $4.8 million in personnel-related expenses. These increases are primarily attributable to (i) the costs of ongoing litigation, (ii) an increase in the number of employees engaged in selling, general and administrative activities since March 31, 2006, and (iii) an increase in cash compensation levels since March 31, 2006. For a discussion of stock-based compensation included in selling, general and administrative expense, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term resulting from any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending June 30, 2007 will be relatively flat to slightly higher as compared to the $128.6 million incurred in the three months ended March 31, 2007.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Cost of revenue	$5,814	$6,286
Research and development	78,431	70,005
Selling, general and administrative	32,626	31,695

	$116,871	$107,986

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at March 31, 2007 is $846.7 million. Of this amount, $326.6 million, $292.1 million, $180.0 million and $48.0 million are currently estimated to be recorded in the remainder of 2007, in 2008, 2009, 2010 and thereafter, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.3 years. Approximately 94% of the total unearned stock-based compensation at March 31, 2007 will be expensed by the end of 2009. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We expect to grant employee stock options to purchase approximately 14.6 million shares of our common stock and to award approximately 7.4 million restricted stock units in the three months ending June 30, 2007 as part of our regular annual equity compensation review program. We currently expect to recognize approximately $400 million of stock-based compensation expense related to those awards over their respective service periods. This unearned stock-based compensation will be amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively.

Charges Related to the Voluntary Review of our Equity Award Practices

In connection with our equity award review completed in January 2007, we determined the accounting measurement dates for most of our options granted between June 1998 and May 2003 to purchase shares of our Class A common stock differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of certain of our outstanding options. By amending or replacing these options, those potential adverse tax consequences may be eliminated.

In March 2007 we offered to amend or replace affected options by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review and (ii) the closing selling price per share of our Class A common stock on the date on which the option is amended. If the adjusted exercise price for an affected option would be lower than the original exercise price, that option would not be amended but instead would be replaced with a new option that would have the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offering closed April 20, 2007. Participants whose options were amended pursuant to the offer will be entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We will make payments of approximately $29.8 million in January 2008 to reimburse the affected employees for the increases in their exercise prices. A liability has been recorded for these payments and is included in wages and related benefits as of March 31, 2007.

In accordance with SFAS 123R, we recorded total estimated charges of $3.5 million in the three months ended March 31, 2007 and a reduction of additional paid-in capital in the amount of $26.3 million in connection with this offer. A total of $0.1 million, $1.6 million and $1.8 million is included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the three months ended March 31, 2007. This represented the estimated incremental fair value created due to modification of the equity awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category above:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Cost of revenue	$3,050	$2,981
Operating expense	329	1,083

	$3,379	$4,064

At March 31, 2007 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenue and other operating expenses was $39.5 million and $2.6 million, respectively. This expense will be amortized ratably through 2011. If we acquire additional purchased intangible assets in the future, our cost of revenue or other operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the three months ended March 31, 2007 and 2006, we recorded IPR&D of $0.3 million and $5.2 million, respectively. The amounts allocated to IPR&D in the three months ended March 31, 2007 and 2006 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net, for the three months ended March 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$37,008	4.1%	$23,738	2.6%	$13,270	55.9%
Other income (expense), net	(1,409)	(0.1)	1,771	0.2	(3,180)	(179.6)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The increase in interest income, net, was the result of overall increase in our average cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $2.313 billion at March 31, 2006 to $2.563 billion at March 31, 2007. The weighted average interest rates earned for the three months ended March 31, 2007 and 2006 were 5.22% and 4.59%, respectively. In addition, other expense, net, increased due to the write-down of a strategic investment in the amount of $2.6 million in the three months ended March 31, 2007.

Provision for Income Taxes

We recorded a tax provision of $3.6 million for the three months ended March 31, 2007 as compared to $3.4 million for the three months ended March 31, 2006, representing effective tax rates of 5.5% and 2.8%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three months ended March 31, 2007 and March 31, 2006.

As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase to retained earnings, as of January 1, 2007. Our unrecognized tax benefits totaled $36.5 million at January 1, 2007 and relate to various foreign jurisdictions. This amount included $14.5 million of penalties and $1.1 million of interest. Included in the balance at January 1, 2007 are $34.3 million of tax benefits that if recognized would reduce our annual effective income tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	March 31,	December 31,
	2007	2006	Decrease
	(In thousands)

Working capital	$2,397,104	$2,673,087	$(275,983)

Cash and cash equivalents(1)	$2,028,619	$2,158,110	$(129,491)
Short-term marketable securities(1)	460,677	522,340	(61,663)
Long-term marketable securities	73,589	121,148	(47,559)

	$2,562,885	$2,801,598	$(238,713)

(1)	Included in working capital.

Our working capital and cash and marketable securities decreased in the three months ended March 31, 2007 due primarily to repurchases of shares of our Class A common stock.

Cash Provided and Used in the Three Months Ended March 31, 2007 and 2006.  Cash and cash equivalents decreased to $2.029 billion at March 31, 2007 from $2.158 billion at December 31, 2006 as a result of cash used in financing activities, offset in part by cash provided by operating and investing activities.

In the three months ended March 31, 2007 our operating activities provided $221.6 million in cash. This was primarily the result of $61.0 million in net income, $138.0 million in net non-cash operating expenses and $22.7 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2007 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments. In the three months ended March 31, 2006 our operating activities provided $231.4 million in cash. This was primarily the result of $117.7 million in net income and $127.7 million in net non-cash operating expenses offset in part by $14.0 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable decreased $19.8 million from $382.8 million at December 31, 2006 to $363.0 million at March 31, 2007. The decrease in accounts receivable was primarily the result of the $22.0 million decrease in net revenue in the three months ended March 31, 2007 to $901.5 million as compared with $923.5 million in the three months ended December 31, 2006 as well as improved shipment linearity and collections. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories decreased $2.4 million from $202.8 million at December 31, 2006 to $200.4 million at March 31, 2007. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities provided cash of $17.1 million in three months ended March 31, 2007, which was primarily the result of $109.2 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our 2005 acquisition of Siliquent Technologies, Inc., offset in part by the purchase of $41.0 million of capital equipment to support our operations and the build out and relocation of our facilities in Irvine, California, $61.7 million net cash paid for the acquisition of LVL7, and the purchase of $3.5 million of strategic investments. Investing activities used $89.8 million in cash in the three months ended March 31, 2006, which was primarily the result of $67.9 million of net cash paid for the acquisition of Sandburst, the purchase of $15.0 million of capital equipment to support operations, and $7.0 million used in the net purchase of marketable securities.

Our financing activities used $368.2 million in cash in the three months ended March 31, 2007, which was primarily the result of $425.1 million in repurchases of shares of our Class A common stock pursuant to our new share repurchase program implemented in February 2007, offset in part by $56.8 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $39.3 million of repurchases of our Class A common stock was not settled in cash as of March 31, 2007. Our financing activities provided $289.3 million in cash in the three months ended March 31, 2006, which was primarily the result of $385.2 million in net proceeds received from issuances of common stock upon exercise of stock options, offset in part by $93.8 million in repurchases of shares of our Class A common stock pursuant to our previous share repurchase program.

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act.

Due to the decrease in the price of our Class A common stock as compared to the previous year, fewer stock options were exercised by employees, and we received fewer proceeds from the exercise of stock options, in the three months ended March 31, 2007 than during the three months ended March 31, 2006. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we have determined to allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2007 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by curtailing repurchases of our Class A common stock, selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We have filed a universal shelf registration statement on SEC Form S-3 that allows us to sell in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. We have not issued any securities under the universal shelf registration statement. Because one of the eligibility requirements for use of a Form S-3 is that an issuer must have timely filed all reports required to be filed during the preceding twelve calendar months, we will not be able to issue shares under the Form S-3 until December 1, 2007. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	issuance of restricted stock units and the related cash payments for withholding taxes due from employees during 2007 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	the availability of sufficient foundry, assembly and test capacity and packaging materials;

•	expenses related to our restructuring plans;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2007 the carrying value of our cash and cash equivalents approximated fair value.

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

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of March 31, 2007 the carrying value and fair value of these securities were $534.3 million and $533.8 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of March 31, 2007 and December 31, 2006 were as follows:

	Carrying
	Value				Fair Value
	March 31,	Maturity			March 31,
	2007	2007	2008	2009	2007
	(In thousands, except interest rates)

Investments
Cash equivalents	$991,945	$991,945	$—	$—	$991,944
Weighted average yield	5.30%	5.30%	—	—
Marketable securities	$534,266	$406,214	$86,797	$41,255	$533,758
Weighted average yield	5.06%	5.05%	4.94%	5.38%

	Carrying
	Value				Fair Value
	December 31,	Maturity			December 31,
	2006	2007	2008	2009	2006
	(In thousands, except interest rates)

Investments
Cash equivalents	$908,777	$908,777	$—	$—	$908,781
Weighted average yield	5.31%	5.31%	—	—
Marketable securities	$643,488	$522,340	$81,863	$39,285	$642,528
Weighted average yield	5.04%	5.03%	4.97%	5.32%

Our strategic equity investments are generally classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) for our publicly traded investments. We have also invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of March 31, 2007, the carrying and fair value of our strategic investments was $6.9 million.

Item 4.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic, political and market conditions affecting the semiconductor industry and wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	our dependence on a few significant customers for a substantial portion of our revenue;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	changes in our product or customer mix;

•	the volume of our product sales and pricing concessions on volume sales; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets.

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

Additionally, in the last four years, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the second half of 2006 and in the fourth quarter of 2004 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

We are subject to order and shipment uncertainties, and our ability to accurately forecast customer demand may be impaired by our lengthy sales cycle. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

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

We maintain inventory (hubbing) arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of March 31, 2007, we anticipate that such amount will increase over time. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 5,573 full-time, contract and temporary employees as of March 31, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning, or ERP, system to help us improve our planning and management processes, and more recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management, or HRM, systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in March 2007 we relocated our headquarters and Irvine operations to new, larger facilities that have enabled us to centralize all of our Irvine employees and operations on one campus. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

Sales to our five largest customers represented 46.0% and 46.5% of our net revenue in the three months ended March 31, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

Companies in and related to the semiconductor industry often aggressively protect and pursue their intellectual property rights. There are various intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue, and expose us to significant liability. Any of these claims may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain a license under a third party’s intellectual property rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we may not be able to obtain a license under a third party’s intellectual property rights on commercially reasonable terms, if at all.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 2,000 U.S. and 800 foreign patents and have filed more than 6,000 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine Broadcom proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.

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

In addition, some of our customers have entered into agreements with us that grant them the right to use our proprietary technology if we fail to fulfill our obligations, including product supply obligations, under those agreements, and if we do not correct the failure within a specified time period. Also, some customers may require that we make certain intellectual property available to our competitors so that the customer has a choice among semiconductor vendors for solutions to be incorporated into the customer’s products. Moreover, we often incorporate the intellectual property of strategic customers into our own designs, and have certain obligations not to use or disclose their intellectual property without their authorization.

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

The complexity of our products could result in unforeseen delays or expenses and in undetected defects, or bugs, which could damage our reputation with current or prospective customers, result in significant costs and claims, and adversely affect the market acceptance of new products.

Highly complex products such as the products that we offer frequently contain hardware or software defects or bugs when they are first introduced or as new versions are released. Our products have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us, our subcontractors, suppliers and customers, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

To remain competitive, we must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and wired and wireless communications markets.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these wired and wireless communications markets could materially and adversely affect our business, financial condition and results of operations. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and wired and wireless communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as and when we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron,

.22 micron, .18 micron, .13 micron and 90 nanometer geometry processes. We are now designing most new products in 65 nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have an adverse impact on our operating results, as a result of increasing costs and expenditures as described above as well as the risk that we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our Chief Executive Officer, Scott A. McGregor, and other senior executives. We have employment agreements with Mr. McGregor and Eric K. Brandt, our Senior Vice President and Chief Financial Officer; however the agreements do not govern the length of their service. We do not have employment agreements with any other executives, or any other key employees, although we do have limited retention arrangements in place with certain executives. The loss of the services of Dr. Samueli, Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. In 2003 we conducted a stock option exchange offer to address the substantial decline in the price of our Class A common stock over the preceding two years and to improve our ability to retain key employees. During the time that our periodic filings with the SEC were not current, as a result of the recent voluntary review of our equity award practices, we were not able to issue shares of our common stock pursuant to equity awards. We cannot be certain that we will be able to continue to attract, retain and motivate employees if we are unable to issue shares of our common stock pursuant to equity awards for a sustained period or if our Class A common stock experiences another substantial price decline.

We have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of equity awards to employees have increased our operating expenses. We cannot be certain that the changes in our compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2007, we acquired 35 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 31.1% of our net revenue for the three months ended March 31, 2007 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 87.8% of our net revenue in the three months ended March 31, 2007. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

In addition, a significant portion of our cash and marketable securities are held in non-U.S. domiciled countries.

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

In connection with our recent equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and for the three months ended March 31, 2006. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding our option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. We are cooperating with the SEC investigation, but do not know when or how the inquiry and resolution will be resolved or what, if any, actions the SEC may require us to take as part of that resolution.

Broadcom has also been informally contacted by the U.S. Attorney’s Office for the Central District of California and has been asked to produce on a voluntary basis documents, many of which we previously provided to the SEC. In addition, we have produced documents pursuant to grand jury subpoenas. We are cooperating with the U.S. Attorney’s Office in its investigation. The U.S. Attorney’s Office has begun to interview present and former Broadcom employees as part of the investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees.

Additionally, as discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item I of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements could result in significant costs and diversion of the attention of management and other key employees.

We had a material weakness in internal control over financial reporting prior to 2007 and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Because we rely on outside foundries with limited capacity, we face several significant risks in addition to those discussed above, including:

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

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use five independent foundries to manufacture substantially all of our semiconductor products, each component is typically manufactured at only one or two foundries at any given time, and if any of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

Although we may utilize new foundries for other products in the future, in using any new foundries we will be subject to all of the risks described in the foregoing paragraphs with respect to our current foundries.

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

We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, or is unable to obtain sufficient packaging materials for our products, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	changes in accounting rules, particularly those related to the expensing of stock options;

•	newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of March 31, 2007 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.0% of our outstanding common stock and held 59.8% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2007 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.2% of our outstanding common stock and held 59.3% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

One of the independent foundries upon which we rely to manufacture substantially all of our current products, as well as our own California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.

One of the five third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices is located in Taiwan. Taiwan has experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

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

Changes in current or future laws or regulations or accounting rules or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

Changes in current laws or regulations or accounting rules applicable to us or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business, financial condition and results of operations.

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

Due to environmental concerns, the use of lead and other hazardous substances in electronic components and systems is receiving increased attention. In response, the European Union passed the Restriction on Hazardous Substances, or RoHS, Directive, legislation that limits the use of lead and other hazardous substances in electrical equipment. The RoHS Directive became effective July 1, 2006. We believe that our current product designs and material supply chains are in compliance with the RoHS Directive. However, it is possible that unanticipated supply shortages or delays may occur as a result of these recent regulations.

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

In the three months ended March 31, 2007, we issued an aggregate of 2.6 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. The following table presents details of our repurchases during the three months ended March 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

February 1, 2007 — February 28, 2007	4,576	$35.23	4,576
March 1, 2007 — March 31, 2007	9,168	33.07	9,168

Total	13,744	33.79	13,744	$535,573

From the time the new program was implemented through March 31, 2007, we repurchased a total of 13.7 million shares at a weighted average price of $33.79 per share, of which $425.1 million was settled in cash during the three months ended March 31, 2007 and the remaining $39.3 million was included in accrued liabilities. At March 31, 2007, $535.6 million remained available to repurchase shares under the authorized program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Where Located
Exhibit			File	Exhibit	Filing	Filed
Number	Description	Form	No.	No.	Date	Herewith

10.1	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007					X
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 1, 2007

EXHIBIT INDEX

Where Located
Exhibit			File	Exhibit	Filing	Filed
Number	Description	Form	No.	No.	Date	Herewith

10.1	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007					X
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.					X