Form 10-Q
period 2007-06-30
BROADCOM CORP
filed 2007-07-20
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of June 30, 2007 the registrant had 468.1 million shares of Class A common stock, $0.0001 par value, and 71.1 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2007 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,044,337	$2,158,110
Short-term marketable securities	370,336	522,340
Accounts receivable, net	382,285	382,823
Inventory	191,324	202,794
Prepaid expenses and other current assets	103,969	85,721

Total current assets	3,092,251	3,351,788
Property and equipment, net	228,271	164,699
Long-term marketable securities	66,116	121,148
Goodwill	1,236,488	1,185,145
Purchased intangible assets, net	39,384	29,029
Other assets	25,860	24,957

Total assets	$4,688,370	$4,876,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303,067	$307,972
Wages and related benefits	121,304	104,940
Deferred revenue	2,874	1,873
Accrued liabilities	258,764	263,916

Total current liabilities	686,009	678,701
Commitments and contingencies
Long-term liabilities	31,669	6,399
Shareholders’ equity:
Common stock	54	55
Additional paid-in capital	11,627,407	11,948,908
Accumulated deficit	(7,657,219)	(7,757,202)
Accumulated other comprehensive income (loss)	450	(95)

Total shareholders’ equity	3,970,692	4,191,666

Total liabilities and shareholders’ equity	$4,688,370	$4,876,766

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net revenue	$897,920	$941,131	$1,799,401	$1,841,778
Cost of revenue	437,037	457,374	877,986	891,583

Gross profit	460,883	483,757	921,415	950,195
Operating expense:
Research and development	332,130	280,024	632,940	531,718
Selling, general and administrative	119,859	121,982	248,506	234,881
Amortization of purchased intangible assets	200	605	529	1,688
In-process research and development	10,200	—	10,500	5,200
Impairment of other intangible assets	—	—	1,500	—

Income (loss) from operations	(1,506)	81,146	27,440	176,708
Interest income, net	32,904	28,194	69,912	51,932
Other income (expense), net	642	1,448	(767)	3,219

Income before income taxes	32,040	110,788	96,585	231,859
Provision (benefit) for income taxes	(2,216)	4,702	1,338	8,075

Net income	$34,256	$106,086	$95,247	$223,784

Net income per share (basic)	$.06	$.19	$.17	$.41

Net income per share (diluted)	$.06	$.18	$.16	$.37

Weighted average shares (basic)	540,851	547,790	544,356	543,379

Weighted average shares (diluted)	575,115	594,546	580,427	597,875

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Cost of revenue	$6,861	$7,105	$12,675	$13,391
Research and development	90,832	86,420	169,263	156,425
Selling, general and administrative	36,607	38,940	69,233	70,635

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Operating activities
Net income	$95,247	$223,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,024	23,325
Stock-based compensation expense:
Stock options and other awards	165,198	181,248
Restricted stock units issued by the Company	85,973	59,203
Acquisition-related items:
Amortization of purchased intangible assets	6,145	7,413
In-process research and development	10,500	5,200
Impairment of other intangible assets	1,500	—
Loss (gain) on strategic investments, net	2,648	(700)
Changes in operating assets and liabilities:
Accounts receivable	3,179	(100,901)
Inventory	11,470	(82,840)
Prepaid expenses and other assets	(16,646)	17,747
Accounts payable	10,602	27,715
Accrued settlement liabilities	(2,000)	(2,000)
Other accrued liabilities	293	17,798

Net cash provided by operating activities	403,133	376,992

Investing activities
Net purchases of property and equipment	(107,379)	(37,229)
Net cash paid for acquisitions	(77,952)	(67,921)
Net proceeds from sales (purchases) of strategic investments	(3,194)	137
Purchases of marketable securities	(457,096)	(372,033)
Proceeds from maturities of marketable securities	664,132	271,423

Net cash provided by (used in) investing activities	18,511	(205,623)

Financing activities
Repurchases of Class A common stock	(641,288)	(246,102)
Net proceeds from issuance of common stock	105,871	477,690
Repayment of notes receivable by employees	—	2,426
Excess tax benefits from stock-based compensation	—	338
Payments on assumed debt and other obligations	—	(4,625)

Net cash provided by (used in) financing activities	(535,417)	229,727

Increase (decrease) in cash and cash equivalents	(113,773)	401,096
Cash and cash equivalents at beginning of period	2,158,110	1,437,276

Cash and cash equivalents at end of period	$2,044,337	$1,838,372

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1.	Summary of Significant Accounting Policies

The Company

Broadcom Corporation (the “Company”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides one of the industry’s broadest portfolio of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and December 31, 2006, and the consolidated results of its operations for the three and six months ended June 30, 2007 and 2006, and its consolidated cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The following table presents details of the Company’s revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales of semiconductor products	99.0%	98.5%	99.0%	99.0%
Other	1.0	1.5	1.0	1.0

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales made through direct sales force	85.1%	83.0%	85.3%	82.6%
Sales made through distributors	14.9	17.0	14.7	17.4

	100.0%	100.0%	100.0%	100.0%

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. The Company also maintains inventory (hubbing) arrangements with certain of its customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer reports that it has removed the Company’s product from the warehouse to incorporate into its end products.

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

Guarantees and Indemnifications

In some agreements to which the Company is a party, it has agreed to indemnify the other party for certain matters such as product liability. The Company also includes intellectual property indemnification provisions in its standard terms and conditions of sale for its products and has also included such provisions in certain agreements with third parties. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying condensed financial statements.

The Company also has obligations to indemnify certain of its present and former employees, officers and directors to the maximum extent permitted by law. The maximum potential amount of the future payments the Company could be required to make under these indemnification obligations could be significant; however, the Company maintains directors’ and officers’ insurance policies that should limit the Company’s exposure and enable the Company to recover a portion of amounts paid with respect to such obligations.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at June 30, 2007, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of June 30, 2007 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	June 30,	December 31,
	2007	2006
	(In thousands)

Work in process	$62,250	$71,506
Finished goods	129,074	131,288

	$191,324	$202,794

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	June 30,			December 31,
	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$203,299	$(166,348)	$36,951	$186,799	$(160,732)	$26,067
Customer relationships	49,266	(47,066)	2,200	49,266	(46,766)	2,500
Customer backlog	3,316	(3,316)	—	3,316	(3,316)	—
Other	7,614	(7,381)	233	7,614	(7,152)	462

	$263,495	$(224,111)	$39,384	$246,995	$(217,966)	$29,029

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Cost of revenue	$2,566	$2,744	$5,616	$5,725
Operating expense	200	605	529	1,688

	$2,766	$3,349	$6,145	$7,413

The following table presents details of the Company’s future amortization of purchased intangible assets. Should the Company acquire additional purchased intangible assets in the future, its cost of revenue or operating expenses will increase by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$5,133	$10,265	$10,265	$10,265	$1,023	$—	$36,951
Operating expense	378	733	622	600	100	—	2,433

	$5,511	$10,998	$10,887	$10,865	$1,123	$—	$39,384

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	June 30,	December 31,
	2007	2006
	(In thousands)

Accrued rebates	$137,362	$131,028
Warranty reserve	21,969	19,222
Accrued taxes	12,493	45,885
Accrued payments on repurchases of Class A common stock	13,188	—
Other	73,752	67,781

	$258,764	$263,916

Long-Term Liabilities

The following table presents details of the Company’s long-term liabilities:

	June 30,	December 31,
	2007	2006
	(In thousands)

Accrued taxes	$28,192	$—
Restructuring liabilities	3,477	4,399
Accrued settlement liabilities	—	2,000

	$31,669	$6,399

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Beginning balance	$131,028	$99,645
Charged as a reduction to revenue	115,762	111,123
Payments and reversals	(109,428)	(99,830)

Ending balance	$137,362	$110,938

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Beginning balance	$19,222	$14,131
Charged to costs and expenses	4,675	4,592
Acquired through acquisition	—	878
Payments	(1,928)	(1,329)

Ending balance	$21,969	$18,272

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the six months ended June 30, 2007:

Six Months Ended
June 30, 2007
(In thousands)

Beginning balance	$10,723
Cash payments(1)	(2,294)

Ending balance	$8,429

(1)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator: Net income	$34,256	$106,086	$95,247	$223,784

Denominator: Weighted average shares outstanding	540,895	547,969	544,414	543,588
Less: Unvested common shares outstanding	(44)	(179)	(58)	(209)

Denominator for net income per share (basic)	540,851	547,790	544,356	543,379
Effect of dilutive securities:
Unvested common shares outstanding	5	73	11	154
Stock awards	34,259	46,683	36,060	54,342

Denominator for net income per share (diluted)	575,115	594,546	580,427	597,875

Net income per share (basic)	$.06	$.19	$.17	$.41

Net income per share (diluted)	$.06	$.18	$.16	$.37

At June 30, 2007 common share equivalents were calculated based on (i) stock options to purchase 135.2 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $24.28 per share and (ii) 19.0 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Supplemental Cash Flow Information

The Company repurchased $13.2 million of its Class A common stock in one or more transactions that had not settled by June 30, 2007. In addition, billings of $6.6 million for capital equipment were accrued but not yet paid as of June 30, 2007. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.

3.	Business Combinations

In January 2007 the Company completed the acquisition of LVL7 Systems, Inc, a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

design manufacturers to reduce development expenses and compress development timelines, for $62.5 million. In May 2007 the Company completed the acquisition of Octalica, Inc., a privately-held fabless semiconductor company that specializes in the design and development of networking technologies based on the MoCAtm (Multimedia over Coax Alliance) standard, which enables distribution of high quality digital multimedia content throughout the home over existing coaxial cable, for $30.8 million.

The Company recorded charges of $0.3 million in the three months ended March 31, 2007 for LVL7 and $10.2 million in the three months ended June 30, 2007 for Octalica for purchased in-process research and development (“IPR&D”) expense. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The Company acquired $1.3 million in net assets and recorded $44.4 million in goodwill and $16.5 million of completed technology in connection with the acquisition of LVL7. The Company also assumed $1.2 million in net liabilities and recorded $21.8 million in goodwill in connection with the acquisition of Octalica.

The Company’s primary reasons for the LVL7 and Octalica acquisitions were to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and enhance its technological capabilities. Certain of the cash consideration paid in each of the above acquisitions is currently held in escrow pursuant to the terms of the applicable acquisition agreement.

The unaudited condensed consolidated financial statements for the six months ended June 30, 2007 include the results of operations of LVL7 and Octalica commencing as of their respective acquisition dates. No supplemental pro forma information is presented for these acquisitions due to the immaterial effect of the acquisitions on the Company’s results of operations.

In addition, during the three months ended March 31, 2007 the Company received $14.0 million in connection with an escrow settlement from its acquisition of Siliquent Technologies, Inc., which resulted in a reduction of goodwill.

4.	Income Taxes

The Company recorded a tax benefit of $2.2 million and a tax provision of $1.3 million for the three and six months ended June 30, 2007, respectively, and tax provisions of $4.7 million and $8.1 million for the three and six months ended June 30, 2006, respectively. The effective tax rates for the Company were (6.9)% and 1.4% for the three and six months ended June 30, 2007, respectively, and 4.2% and 3.5% for the three and six months ended June 30, 2006, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2007 and June 30, 2006. In addition, the Company recorded $4.6 million of tax benefits for the three and six months ended June 30, 2007, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company had net

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets of $2.9 million and $1.8 million, at June 30, 2007 and December 31, 2006, respectively, in accordance with SFAS 109.

As a result of applying the provisions of FIN 48, the Company recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase in retained earnings, as of January 1, 2007. The Company’s unrecognized tax benefits totaled $36.5 million at January 1, 2007 and relate to various foreign jurisdictions. This amount included $14.5 million of potential penalties and $1.1 million of interest. Included in the balance at January 1, 2007 are $34.3 million of tax benefits that, if recognized, would reduce the Company’s annual effective income tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

5.	Shareholders’ Equity

Share Repurchase Program

In February 2007 the Company’s Board of Directors authorized a new program to repurchase shares of the Company’s Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. From the time the new program was implemented through June 30, 2007, the Company repurchased a total of 19.8 million shares at a weighted average price of $33.03 per share, of which $641.3 million was settled in cash during the six months ended June 30, 2007 and the remaining $13.2 million was included in accrued liabilities. At June 30, 2007, $345.5 million remained available to repurchase shares under the authorized program.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Net income	$95,247	$223,784
Other comprehensive income (loss):
Translation adjustments	545	(399)

Total comprehensive income	$95,792	$223,385

Accumulated other comprehensive income (loss) reflected on the unaudited condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 represents accumulated translation adjustments.

6.	Employee Benefit Plans

Equity Awards

The Company granted employee stock options to purchase 14.6 million shares of its Class A common stock and awarded 7.4 million restricted stock units in the three months ending June 30, 2007 as part of the Company’s regular annual equity compensation review program. In total, the Company granted employee stock options to

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 18.4 million shares of its Class A common stock and awarded 10.0 million restricted stock units in the six months ended June 30, 2007.

Stock-Based Compensation Expense

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at June 30, 2007 is $1.144 billion. Of this amount, $265.1 million, $399.5 million, $285.9 million, $155.4 million and $38.4 million are currently estimated to be recorded in the remainder of 2007, in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 97% of the total unearned stock-based compensation at June 30, 2007 will be expensed by the end of 2010. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of the Company’s Equity Award Practices

In connection with the Company’s equity award review completed in January 2007, the Company determined that the accounting measurement dates for most of its options granted between June 1998 and May 2003, covering options to purchase 232.9 million shares of its Class A or Class B common stock differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of affected options. By amending or replacing these options, the potential adverse tax consequences could be eliminated.

In March 2007 the Company offered to amend or replace affected options by adjusting the exercise price for each such option to the lower of (i) the fair market value per share of its Class A common stock on the revised measurement date applied to that option as a result of its equity award review and (ii) the closing selling price per share of its Class A common stock on the date on which the option is amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose affected options were amended pursuant to the offer are entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which a participant’s options were amended. As a result, the Company will make payments of $29.6 million in January 2008 to reimburse affected employees for the increases in their exercise prices. A liability has been recorded for these payments and is included in wages and related benefits as of June 30, 2007.

In accordance with SFAS 123R, the Company recorded total estimated charges of $3.4 million in the six months ended June 30, 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with the offer. Charges of $0.1 million, $1.5 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the six months ended June 30, 2007.

7.	Litigation

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint in the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint seeks an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. At Qualcomm’s request, the U.S. Patent and Trademark Office (“USPTO”) is reexamining one of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 Initial Determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. The orders are subject to a 60-day Presidential review period.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In November 2006 Broadcom withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm willfully infringed the three remaining patents and awarded the Company $19.6 million in past damages. These amounts have not been recognized in the Company’s unaudited condensed consolidated income statement. The Company is petitioning the court to have (i) the damages award trebled, (ii) Qualcomm pay the Company’s attorneys’ fees, and (iii) Qualcomm enjoined from future infringement.

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

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks preliminary

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. In January 2007 a jury returned a verdict that the Company did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the U.S. Patent and Trademark Office and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. The court is currently considering the appropriate remedy for Qualcomm’s conduct, including whether Qualcomm should pay the Company’s attorneys’ fees.

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

In December 2006 SiRF Technology, Inc. (“SiRF”) filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a wholly-owned subsidiary of the Company acquired in July 2007 (see Note 8), alleging that certain Global Locate products infringe four SiRF patents relating generally to global positioning system (“GPS”) technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the ITC actions between Global Locate and SiRF, discussed below, become final.

In February 2007 SiRF filed a complaint in the ITC asserting that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four of SiRF’s patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. The ITC has set a target date for completion of the investigation in May 2008.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited (collectively, the “SiRF Defendants”), asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, and products containing such products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six of Global Locate’s patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate’s complaint. The ITC has set a target date for completion of the investigation in August 2008.

Antitrust and Unfair Competition Proceedings.  In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the court granted Qualcomm’s motion to dismiss the complaint. In September 2006 Broadcom filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held in June 2007.

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

In April 2007 the Company filed a complaint in the Superior Court for Orange County, California alleging that Qualcomm’s conduct before various industry standards organizations constitutes unfair competition, fraud and breach of contract. The complaint seeks an injunction against Qualcomm as well as the recovery of monetary damages. Qualcomm has filed a motion to dismiss the complaint.

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

In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied the Company’s motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee to decide what course of action the Company should pursue in respect of the claims asserted in the Options Derivative Actions. The Company intends to vigorously defend each of the Options Derivative Actions.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against the Company and certain of its current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)) (the “Options Class Actions”). The essence of the plaintiffs’

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations is that Broadcom improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Broadcom’s business and financial condition. Plaintiffs also allege that Broadcom failed to account for and pay taxes on stock options properly, that the individual defendants sold Broadcom stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in Broadcom’s stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In November 2006, the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. There is currently a dispute regarding the appointment of lead class counsel, which the lead class plaintiff has appealed to the federal appeals court. The Company’s response to the consolidated class action complaint will not be due until the appeal and the dispute regarding the appointment of class counsel is resolved. The Company intends to defend the consolidated action vigorously.

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

SEC Formal Order of Investigation and United States Attorney’s Office Investigation. In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. The SEC continues to depose present and former Company employees, officers and directors as part of its investigation. On July 19, 2007 the Company received a “Wells Notice” from the SEC in connection with this investigation. The Chairman of the Board of Directors and Chief Technical Officer of the Company, Dr. Henry Samueli, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, the Company believes that the issues the staff intends to pursue relate to the Company’s historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. The Company and Dr. Samueli intend to provide written submissions to the SEC in response to the Wells Notices and may seek meetings with the SEC staff. The Company is continuing to cooperate with the SEC, but does not know when the investigation will be resolved or what, if any, actions the SEC may require it or Dr. Samueli to take as part of that resolution. In August 2006 the Company was informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2006, the Company voluntarily provided documents and data to the U.S Attorney’s Office. In 2007 the Company has continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis. In addition, the Company has produced documents pursuant to grand jury subpoenas. The U.S. Attorney’s Office continues to interview present and former Company employees, officers and directors as part of its investigation. The Company is continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions and/or fines against the Company and/or certain of its current or former officers, directors and/or employees.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two months prior to the indictment. The indictment does not allege any wrongdoing by Broadcom, which is cooperating fully with the ongoing investigation and the prosecution.

General.  The foregoing discussion includes material developments that occurred during the three and six months ended June 30, 2007 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

8.	Subsequent Events

Acquisition

In July 2007 the Company completed the acquisition of Global Locate, Inc., a privately-held, fabless provider of industry-leading global positioning system (GPS) and assisted GPS (A-GPS) semiconductor products and software. In connection with the acquisition, the Company paid approximately $142.7 million in cash in exchange for all outstanding shares of capital stock and other rights of Global Locate. A portion of the cash consideration payable to the stockholders of Global Locate was placed into escrow pursuant to the terms of the acquisition agreement. Additional consideration of up to $80.0 million in cash will be reserved for future payment to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. In connection with the transaction, certain former stockholders of Global Locate purchased 93,750 restricted shares of Broadcom’s Class A common stock for $3.0 million. The Company may record a charge for purchased IPR&D expenses related to the acquisition in the three months ending September 30, 2007. The amount of that charge, if any, has not yet been determined.

Patent License Agreement

In July 2007 the Company entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to the Company at a rate of $6.00 per unit for each applicable unit sold by the operator after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40 million per calendar quarter and a lifetime maximum of $200 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

The following table presents details of our net revenue:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales of semiconductor products	99.0%	98.5%	99.0%	99.0%
Other	1.0	1.5	1.0	1.0

	100.0%	100.0%	100.0%	100.0%

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales made through direct sales force	85.1%	83.0%	85.3%	82.6%
Sales made through distributors	14.9	17.0	14.7	17.4

	100.0%	100.0%	100.0%	100.0%

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the semiconductor industry and wired and wireless communications markets;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	seasonality in the demand for consumer products into which our products are incorporated;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of Broadcom solutions that are incorporated into consumer products, sales of which are typically subject to greater seasonality and greater volume fluctuations than non-consumer OEM products. We also maintain inventory, or hubbing, arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of June 30, 2007, we anticipate that such amount will increase in the near future. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Five largest customers as a group	41.2%	45.4%	43.5%	45.9%

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asia (primarily in Japan, China, Korea, and Taiwan)	25.6%	18.9%	24.4%	19.4%
Europe (primarily in France and the United Kingdom)	7.8	10.2	7.5	9.8
Other	0.6	0.3	0.6	0.4

	34.0%	29.4%	32.5%	29.6%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asia (primarily in China, Hong Kong, Taiwan and Japan)	82.0%	79.1%	81.5%	78.5%
Europe (primarily in Hungary and Sweden)	3.0	4.2	2.9	3.6
Other	3.2	4.0	3.6	5.3

	88.2%	87.3%	88.0%	87.4%

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs;

•	product warranty costs;

•	provisions for excess or obsolete inventories;

•	amortization of purchased intangible assets;

•	licensing and royalty arrangements; and

•	stock-based compensation expense.

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

In the three months ended June 30, 2007 our net income was $34.3 million as compared to $106.1 million in the three months ended June 30, 2006, a difference of $71.8 million. This decrease in profitability was the direct result of (i) a 4.6% decrease in net revenue (ii) a $59.8 million increase in operating expenses due principally to an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions, and an increase in cash compensation levels since June 30, 2006, as well as a charge for IPR&D in the amount of $10.2 million.

In the six months ended June 30, 2007 our net income was $95.2 million as compared to $223.8 million in the six months ended June 30, 2006, a difference of $128.6 million. This decrease in profitability was the direct result of (i) a 2.3% decrease in net revenue (ii) a $120.5 million increase in operating expenses due principally to an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions, and an increase in cash compensation levels since June 30, 2006, as well as charges for IPR&D in the amount of $10.5 million.

Product Cycles.  The cycle for test, evaluation and adoption of our products by customers can range from three to more than nine months, with an additional three to more than twelve months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed

Consolidated Financial Statements for information related to the acquisitions made during the six months ended June 30, 2007.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2007, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of June 30, 2007 share similar economic characteristics, we aggregate our results of operations into one reportable operating segment.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of June 30, 2007, we anticipate that such amount will increase over time. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.

•	Sales Returns and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive

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

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

The following table sets forth certain consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.7	48.6	48.8	48.4

Gross profit	51.3	51.4	51.2	51.6
Operating expense:
Research and development	37.0	29.7	35.2	28.9
Selling, general and administrative	13.4	13.0	13.8	12.7
Amortization of purchased intangible assets	0.0	0.1	0.0	0.1
In-process research and development	1.1	—	0.6	0.3
Impairment of other intangible assets	—	—	0.1	—

Income (loss) from operations	(0.2)	8.6	1.5	9.6
Interest income, net	3.7	3.0	3.9	2.8
Other income (expense), net	0.1	0.2	(0.0)	0.2

Income before income taxes	3.6	11.8	5.4	12.6
Provision (benefit) for income taxes	(0.2)	0.5	0.1	0.4

Net income	3.8%	11.3%	5.3%	12.2%

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the condensed consolidated statements of income data above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of revenue	0.8%	0.8%	0.7%	0.7%
Research and development	10.1	9.2	9.4	8.5
Selling, general and administrative	4.1	4.1	3.8	3.8

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Net revenue	$897,920	100.0%	$941,131	100.0%	$(43,211)	(4.6)%
Cost of revenue	437,037	48.7	457,374	48.6	(20,337)	(4.4)

Gross profit	$460,883	51.3%	$483,757	51.4%	$(22,874)	(4.7)

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Net revenue	$1,799,401	100.0%	$1,841,778	100.0%	$(42,377)	(2.3)%
Cost of revenue	877,986	48.8	891,583	48.4	(13,597)	(1.5)

Gross profit	$921,415	51.2%	$950,195	51.6%	$(28,780)	(3.0)

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Net revenue is revenue less reductions for rebates and provisions for returns and allowances. The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Broadband communications	$347,995	38.8%	$357,103	37.9%	$(9,108)	(2.6)%
Enterprise networking	283,733	31.6	305,213	32.5	(21,480)	(7.0)
Mobile and wireless	266,192	29.6	278,815	29.6	(12,623)	(4.5)

Net revenue	$897,920	100.0%	$941,131	100.0%	$(43,211)	(4.6)

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

The decrease in net revenue from our broadband communications target market resulted from a decrease in net revenue for our solutions for DSL applications, offset in part by an increase in net revenue for our solutions for direct broadcast satellite set-top boxes. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue attributable to our controller products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our cellular and wireless LAN product offerings, offset in part by an increase in demand for our Bluetooth product offerings.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$697,290	38.8%	$688,255	37.4%	$9,035	1.3%
Enterprise networking	561,681	31.2	610,803	33.1	(49,122)	(8.0)
Mobile and wireless	540,430	30.0	542,720	29.5	(2,290)	(0.4)

Net revenue	$1,799,401	100.0%	$1,841,778	100.0%	$(42,377)	(2.3)

The increase in net revenue in our broadband communications target market resulted from an increase in net revenue for our solutions for digital TVs, direct broadcast satellite set-top boxes and cable modems, offset by a decrease in net revenue from our solutions for DSL applications and digital cable set-top boxes. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue from our controller and Ethernet switch products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our cellular and mobile multimedia product offerings, offset in part by an increase in demand for our Bluetooth product offerings in the first three months of the year.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2007 as compared to the three months ended March 31, 2007:

	Three Months Ended		Three Months Ended
	June 30, 2007		March 31, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$347,995	38.8%	$349,295	38.7%	$(1,300)	(0.4)%
Enterprise networking	283,733	31.6	277,948	30.9	5,785	2.1
Mobile and wireless	266,192	29.6	274,238	30.4	(8,046)	(2.9)

Net revenue	$897,920	100.0%	$901,481	100.0%	$(3,561)	(0.4)

The decrease in net revenue in our broadband communications target market resulted from a decrease in net revenue for our solutions for cable modems, offset in part by an increase in net revenue from our solutions for digital cable set-top boxes. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue from our Ethernet switch products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our Bluetooth product offerings from one of our major customers, offset in part by an increase in wireless LAN and mobile multimedia product offerings.

We currently anticipate that total net revenue in the three months ending September 30, 2007 will be approximately $915.0 million to $940.0 million, as compared to the $897.9 million achieved in the three months ended June 30, 2007.

We recorded rebates to certain customers in the amounts of $51.6 million and $56.8 million in the three months ended June 30, 2007 and 2006, respectively, and $115.8 million and $111.1 million in the six months ended June 30, 2007 and 2006, respectively. We account for rebates in accordance with FASB Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. Historically, reversals of rebate accruals have not been material. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment. However, we do not expect rebates to impact our gross margin as our revenue from sales to these customers is reported net of such rebates.

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

Gross profit in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 decreased slightly due to relatively flat net revenue and a slight decrease in gross margin. Gross margin decreased from 51.4% in the three months ended June 30, 2006 to 51.3% in the three months ended June 30, 2007. Gross margin decreased from 51.6% in the six months ended June 30, 2006 to 51.2% in the six months ended June 30, 2007. The primary factors that contributed to the decreases in gross margin were an increase in provisions for excess or obsolete inventory, offset in part by an increase in product margin due to a reduction in manufacturing costs. For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Gross margin has been and will likely continue to be impacted by our product mix and volume of product sales, including sales to high volume customers, competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, the position of our products in their respective life cycles, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the three months ending September 30, 2007 will decrease slightly as compared to the three months ended June 30, 2007 as a result of the introduction of new products to new and existing customers. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following tables present research and development and selling, general and administrative expenses for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Research and development	$332,130	37.0%	$280,024	29.7%	$52,106	18.6%
Selling, general and administrative	119,859	13.4	121,982	13.0	(2,123)	(1.7)

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development	$632,940	35.2%	$531,718	28.9%	$101,222	19.0%
Selling, general and administrative	248,506	13.8	234,881	12.7	13,625	5.8

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense, costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 resulted primarily from an increase of $29.0 million and $56.8 million, respectively, in personnel-related expenses and an increase of $4.4 million and $12.8 million, respectively, in stock-based compensation expense. These increases are primarily attributable to (i) an increase in the number of employees engaged in research and development activities since June 30, 2006, resulting from both direct hiring and acquisitions, and (ii) an increase in cash compensation levels since June 30, 2006 due to our annual merit increase cycle. For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

Based upon past experience, we anticipate that research and development expense will continue to increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending September 30, 2007 will increase from the $332.1 million incurred in the three months ended June 30, 2007 due to our continued investment in new products and 65 nanometer process technology, as well as additional expenses related to additional hiring of personnel and our recent acquisitions of Octalica, Inc. and Global Locate, Inc.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 2,200 U.S. and

900 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The decrease in selling, general and administrative expense in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted primarily from a decrease of $7.3 million in legal fees, offset in part by a $4.8 million increase in personnel-related expenses. The increase in selling, general and administrative expense in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulted primarily from an increase of $9.6 million in personnel-related expenses. These changes are primarily attributable to (i) the timing and costs of ongoing litigation, (ii) an increase in the number of employees engaged in selling, general and administrative activities since June 30, 2006, and (iii) an increase in cash compensation levels since June 30, 2006 due to our annual merit increase cycle. For a discussion of stock-based compensation included in selling, general and administrative expense, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term resulting from any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending September 30, 2007 will be slightly higher as compared to the $119.9 million incurred in the three months ended June 30, 2007.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Cost of revenue	$6,861	$7,105	$12,675	$13,391
Research and development	90,832	86,420	169,263	156,425
Selling, general and administrative	36,607	38,940	69,233	70,635

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at June 30, 2007 is $1.144 billion. Of this amount, $265.1 million, $399.5 million, $285.9 million, $155.4 million and $38.4 million are currently estimated to be recorded in the remainder of 2007, in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 97% of the total unearned stock-based compensation at June 30, 2007 will be expensed by the end of 2010. The increase in unearned stock-based compensation of $314.4 million at June 30, 2007 from the $829.9 million balance at December 31, 2006 was primarily the result of Broadcom granting employee stock options to purchase 14.6 million shares of our common stock and awarding 7.4 million restricted stock units in the three months ended June 30, 2007 as part of our regular annual equity compensation review program, offset in part by stock-based compensation of $251.2 million expensed during the six months ended June 30, 2007. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of our Equity Award Practices

In connection with our equity award review completed in January 2007, we determined the accounting measurement dates for most of our options granted between June 1998 and May 2003 covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of affected options. By amending or replacing those options, the potential adverse tax consequences could be eliminated.

In March 2007 we offered to amend or replace affected options by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review and (ii) the closing selling price per share of our Class A common stock on the date on which the option is amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer are entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We will make payments of approximately $29.6 million in January 2008 to reimburse the affected employees for the increases in their exercise prices. A liability has been recorded for these payments and is included in wages and related benefits as of June 30, 2007.

In accordance with SFAS 123R, we recorded total estimated charges of $3.4 million in the six months ended June 30, 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with this offer. A total of $0.1 million, $1.5 million and $1.8 million is included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the six months ended June 30, 2007.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Cost of revenue	$2,566	$2,744	$5,616	$5,725
Operating expense	200	605	529	1,688

	$2,766	$3,349	$6,145	$7,413

The following table presents details of the Company’s future amortization of purchase intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$5,133	$10,265	$10,265	$10,265	$1,023	$—	$36,951
Operating expense	378	733	622	600	100	—	2,433

	$5,511	$10,998	$10,887	$10,865	$1,123	$—	$39,384

In-Process Research and Development

In the six months ended June 30, 2007 and 2006, we recorded IPR&D of $10.5 million and $5.2 million, respectively. The amounts allocated to IPR&D in the six months ended June 30, 2007 and 2006 were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest and Other Income (Expense), Net

The following tables present interest and other income, net, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$32,904	3.7%	$28,194	3.0%	$4,710	16.7%
Other income (expense), net	642	0.1	1,448	0.2	(806)	(55.7)

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$69,912	3.9%	$51,932	2.8%	$17,980	34.6%
Other income (expense), net	(767)	(0.0)	3,219	0.2	(3,986)	(123.8)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The increase in interest income, net, was the result of the overall increase in our average cash and marketable securities balances and an increase in market interest rates. Our cash and marketable securities balances increased from $2.377 billion at June 30, 2006 to $2.481 billion at June 30, 2007. The weighted average interest rates earned for the three months ended June 30, 2007 and 2006 were 5.22% and 4.76%, respectively. The weighted average interest rates earned for the six months ended June 30, 2007 and 2006 were 5.22% and 4.58%, respectively.

Provision for Income Taxes

We recorded a tax benefit of $2.2 million and a tax provision of $1.3 million for the three and six months ended June 30, 2007, respectively, and tax provisions of $4.7 million and $8.1 million for the three and six months ended June 30, 2006, respectively. Our effective tax rates were (6.9)% and 1.4% for the three and six months ended June 30, 2007, respectively, and 4.2% and 3.5% for the three and six months ended June 30, 2006, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2007 and June 30, 2006. In addition, the Company recorded $4.6 million of tax benefits for the three and six months ended June 30, 2007, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions.

As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase in retained earnings, as of January 1, 2007. Our unrecognized tax benefits totaled $36.5 million at January 1, 2007 and relate to various foreign jurisdictions. This amount included $14.5 million of potential penalties and $1.1 million of interest. Included in the balance at January 1, 2007 are $34.3 million of tax benefits that, if recognized, would reduce our annual effective income tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities:

	June 30,	December 31,
	2007	2006	Decrease
	(In thousands)

Working capital	$2,406,242	$2,673,087	$(266,845)

Cash and cash equivalents(1)	$2,044,337	$2,158,110	$(113,773)
Short-term marketable securities(1)	370,336	522,340	(152,004)
Long-term marketable securities	66,116	121,148	(55,032)

	$2,480,789	$2,801,598	$(320,809)

(1)	Included in working capital.

Our working capital and cash and marketable securities decreased in the six months ended June 30, 2007 due primarily to repurchases of shares of our Class A common stock, partially offset by cash generated from operating and investing activities.

Cash Provided and Used in the Six Months Ended June 31, 2007 and 2006.  Cash and cash equivalents decreased to $2.044 billion at June 30, 2007 from $2.158 billion at December 31, 2006 as a result of cash used in financing activities (primarily stock repurchases), offset in part by cash provided by operating and investing activities.

In the six months ended June 30, 2007 our operating activities provided $403.1 million in cash. This was primarily the result of $95.2 million in net income, $301.0 million in net non-cash operating expenses and $6.9 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2007 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments. In the six months ended June 30, 2006 our operating activities provided $377.0 million in cash. This was primarily the result of $223.8 million in net income and $275.7 million in net non-cash operating expenses offset in part by $122.5 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable decreased $0.5 million from $382.8 million at December 31, 2006 to $382.3 million at June 30, 2007. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories decreased $11.5 million from $202.8 million at December 31, 2006 to $191.3 million at June 30, 2007. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, as well as the ability of our customers, to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities provided cash of $18.5 million in the six months ended June 30, 2007, which was primarily the result of $207.0 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent

Technologies, Inc., offset in part by the purchase of $107.4 million of capital equipment to support our operations and the build out and relocation of our facilities in Irvine, California, $92.0 million net cash paid for the acquisitions of LVL7 and Octalica, and the net purchase of $3.2 million of strategic investments. Investing activities used $205.6 million in cash in the six months ended June 30, 2006, which was primarily the result of $67.9 million of net cash paid for the acquisition of Sandburst, the purchase of $37.2 million of capital equipment to support operations, and $100.6 million used in the net purchase of marketable securities.

Our financing activities used $535.4 million in cash in the six months ended June 30, 2007, which was primarily the result of $641.3 million in repurchases of shares of our Class A common stock pursuant to our new share repurchase program implemented in February 2007, offset in part by $105.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $13.2 million of repurchases of our Class A common stock was not settled in cash as of June 30, 2007. Our financing activities provided $229.7 million in cash in the six months ended June 30, 2006, which was primarily the result of $477.7 million in net proceeds received from issuances of common stock upon exercise of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $246.1 million in repurchases of shares of our Class A common stock pursuant to our previous share repurchase program.

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. Repurchases under the program have been and will continue to be made in open market or privately negotiated transactions.

Due to the decrease in the price of our Class A common stock as compared to the previous year, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options in the six months ended June 30, 2007 than during the six months ended June 30, 2006. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash as we allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2007 withheld to satisfy withholding taxes and to make corresponding cash payments to the appropriate tax authorities on each employee’s behalf.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2007 the carrying value of our cash and cash equivalents approximated fair value.

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

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of June 30, 2007 the carrying value and fair value of these securities were $436.5 million and $435.9 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of June 30, 2007 and December 31, 2006 were as follows:

	Carrying
	Value				Fair Value
	June 30,	Maturity			June 30,
	2007	2007	2008	2009	2007
	(In thousands, except interest rates)

Investments
Cash equivalents	$1,172,715	$1,172,715	$—	$—	$1,172,714
Weighted average yield	5.29%	5.29%	—	—
Marketable securities	$436,452	$274,551	$120,683	$41,218	$435,879
Weighted average yield	5.11%	5.10%	5.05%	5.37%

	Carrying
	Value				Fair Value
	December 31,	Maturity			December 31,
	2006	2007	2008	2009	2006
	(In thousands, except interest rates)

Investments
Cash equivalents	$908,777	$908,777	$—	$—	$908,781
Weighted average yield	5.31%	5.31%	—	—
Marketable securities	$643,488	$522,340	$81,863	$39,285	$642,528
Weighted average yield	5.04%	5.03%	4.97%	5.32%

We have invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of June 30, 2007, the carrying and fair value of our strategic investments was $6.6 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2007, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4T.	Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic, political and market conditions affecting the semiconductor industry and wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	our dependence on a few significant customers for a substantial portion of our revenue;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	changes in our product or customer mix;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the volume of our product sales and pricing concessions on volume sales; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused more on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

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

We maintain inventory, or hubbing, arrangements with certain of our customers. While we have not shipped a significant amount of product under those arrangements as of June 30, 2007, we anticipate that such amount will increase in the near future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

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

Additionally, in the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the second half of 2006 and in the fourth quarter of 2004 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 5,827 full-time, contract and temporary employees as of June 30, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. If we experience another slowdown in the broadband communications markets in which we operate, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In that event, our business, financial condition and results of operations would be materially and adversely affected.

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

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	accurately define new products;

•	timely and effectively identify and capitalize upon opportunities in new markets;

•	timely complete and introduce new product designs;

•	scale our operations in response to changes in demand for our products and services or the demand for new products requested by our customers;

•	license any desired third party technology or intellectual property rights;

•	effectively develop and integrate technologies from companies that we have acquired;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields; and

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration.

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

Sales to our five largest customers represented 43.5% and 45.9% of our net revenue in the six months ended June 30, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 2,200 U.S. and 900 foreign patents and have filed more than 6,600 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past been and currently are engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. It is possible that such litigation may adversely affect our relationships with certain customers who are either involved in such litigation or also have business relationships with the party with whom we are engaged in litigation. Such litigation (and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

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

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our Chief Executive Officer, Scott A. McGregor, and other senior executives. We have employment agreements with Mr. McGregor and Eric K. Brandt, our Senior Vice President and Chief Financial Officer; however the agreements do not govern the length of their service. We do not have employment agreements with any other executives, or any other key employees, although we do have limited retention arrangements in place with certain executives. The loss of the services of Dr. Samueli, Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2007, we acquired 36 companies and certain assets of one other business. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 34.0% and 32.5% of our net revenue for the three and six months ended June 30, 2007, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 88.2% and 88.0% of our net revenue in the three and six months ended June 30, 2007, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce our taxes in that country on certain non-

investment income. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. However, we cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

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

Our operating results for 2006 and prior periods have been materially and adversely impacted by the results of the voluntary review of our past equity award practices concluded in January 2007. Any related action by a governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees. Such matters, and the civil litigation relating to our past equity award practices or the January 2007 restatement of our financial statements for periods ended on or before March 31, 2006, could result in significant costs and the diversion of attention of our management and other key employees.

In connection with the equity award review, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and for the three months ended March 31, 2006. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, or earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding our option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. On July 19, 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, we believe that the issues the staff intends to pursue relate to our historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. We and Dr. Samueli intend to provide written submissions to the SEC in response to the Wells Notices and may seek meetings with the SEC staff. We are cooperating with the SEC investigation, but do not know when or how the investigation will be resolved or what, if any, actions the SEC may require us or Dr. Samueli to take as part of that resolution. Any resolution of this investigation could result in civil sanctions and/or fines against Broadcom and/or certain of our current or former officers, directors and/or employees, as well as potential director or officer bars against certain of our current or former officers, directors and/or employees.

Broadcom has also been informally contacted by the U.S. Attorney’s Office for the Central District of California and has been asked to produce on a voluntary basis documents, many of which we previously provided to the SEC. In addition, we have produced documents pursuant to grand jury subpoenas. We are cooperating with the U.S. Attorney’s Office in its investigation. The U.S. Attorney’s Office continues to interview present and former Broadcom employees, officers and directors as part of the investigation. Any action by the U.S. Attorney’s Office or other governmental agency could result in criminal sanctions and/or fines against Broadcom and/or certain of our current or former officers, directors and/or employees.

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

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements could result in significant costs and diversion of the attention of management and other key employees. Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient or that our insurance policies will provide coverage for all of the matters and circumstances described above. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse all of the expenses and any judgments, fines or settlement costs that we may incur in connection with these matters.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, we may reassess the implementation or testing of certain of our current controls as a result of the recent release of Public Company Accounting Oversight Board Auditing Standard No. 5, which may lead to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In September 1999 two of our third-party foundries’ principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, they suffered power outages and equipment damage that impaired their wafer deliveries, which, together with strong demand, resulted in wafer shortages and higher wafer pricing industrywide. If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may encounter supply delays or disruptions, and we may need to qualify an alternative foundry. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	changes in accounting rules, particularly those related to the expensing of stock options;

•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

As of June 30, 2007 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.8% of our outstanding common stock and held 59.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2007 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 13.0% of our outstanding common stock and held 58.7% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

Changes in current laws or regulations or accounting rules (including the possible adoption at some undetermined future date of International Financial Reporting Standards in lieu of U.S. GAAP) applicable to us or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business, financial condition and results of operations.

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

In the three months ended June 30, 2007, we issued an aggregate of 2.0 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2007 our Board of Directors authorized a new program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to

$1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. The following table presents details of our repurchases during the three months ended June 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

April 1, 2007 — April 30, 2007	1,087	$32.72	1,087
May 1, 2007 — May 31, 2007	2,184	31.73	2,184
June 1, 2007 — June 30, 2007	2,800	30.42	2,800

Total	6,071	31.30	6,071	$345,524

From the time the new program was implemented through June 30, 2007, we repurchased a total of 19.8 million shares at a weighted average price of $33.03 per share, of which $641.3 million was settled in cash during the six months ended June 30, 2007 and the remaining $13.2 million was included in accrued liabilities. At June 30, 2007, $345.5 million remained available to repurchase shares under the authorized program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) was held May 2, 2007.

(b) At the 2007 Annual Meeting, the shareholders elected each of the following nominees as directors, to serve on our Board of Directors until the next annual meeting of shareholders and/or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

George L. Farinsky	397,608,515	72,117,962	721,179,620	1,118,788,135
Maureen E. Grzelakowski	274,452,600	72,471,682	724,716,820	999,169,420
Nancy H. Handel	417,691,810	72,117,962	721,179,620	1,138,871,430
John Major	265,553,527	72,117,910	721,179,100	986,732,627
Scott A. McGregor	412,472,882	72,471,734	724,717,340	1,137,190,222
Alan E. Ross	273,276,360	72,471,682	724,716,820	997,993,180
Henry Samueli, Ph.D.	281,917,501	72,471,682	724,716,820	1,006,634,321
Robert E. Switz	386,604,357	72,117,962	721,179,620	1,107,783,977
Werner F. Wolfen	251,070,137	72,471,682	724,716,820	975,786,957

(c) At the 2007 Annual Meeting, the Shareholders also voted on the following four proposals and cast their votes as follows:

(1) To approve the amendment and restatement to Broadcom’s 1998 Employee Stock Purchase Plan to (i) extend the term of the 1998 ESPP by approximately nine years, through April 30, 2017, (ii) increase the limitation on the amount by which the share reserve is to automatically increase each year to not more than 10,000,000 shares of Class A common stock, and (iii) create a common share pool to fund stock purchases under both the 1998 ESPP and the new 2007 International Employee Stock Purchase Plan, referred to as the IESPP, that became effective on February 1, 2007.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	136,686,157	72,450,561	724,505,610	861,191,767
Against	219,325,952	2,106	21,060	219,347,012
Abstain	2,518,622	13,664	136,640	2,655,262
Broker Non-Votes	73,427,004	9,565	95,650	73,522,654

(2) To approve the executive officer performance bonus plan to allow bonuses paid under the plan to qualify as performance-based compensation, which is not subject to the $1 million per person limitation imposed under Section 162(m) of the Internal Revenue Code, referred to as Section 162(m), on the income tax deductibility of compensation paid to certain executive officers.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	341,692,332	72,426,325	724,263,250	1,065,955,582
Against	7,791,818	26,342	263,420	8,055,238
Abstain	9,046,910	13,664	136,640	9,183,550
Broker Non-Votes	73,426,675	9,565	95,650	73,522,325

(3) To approve an amendment and restatement of Broadcom’s 1998 Stock Incentive Plan, as previously amended and restated, that will (i) extend the term of the 1998 Incentive Plan through March 9, 2017, (ii) eliminate our ability to reduce the exercise price of outstanding options, except in connection with certain changes to our capital structure, as explained below, (iii) eliminate our ability to grant options with exercise prices less than 100% of the fair market value of our Class A common stock on the date of grant, (iv) increase the limitation on the amount by which the share reserve is to automatically increase each year to not more than 45,000,000 shares of Class A common stock, and (v) effect various technical revisions to facilitate plan administration.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	89,059,218	72,448,311	724,483,110	813,542,328
Against	260,326,549	4,356	43,560	260,370,109
Abstain	9,144,963	13,664	136,640	9,281,603
Broker Non-Votes	73,427,005	9,565	95,650	73,522,655

(4) To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	397,128,074	72,120,212	721,202,120	1,118,330,194
Against	30,972,742	1,912	19,120	30,991,862
Abstain	3,856,589	353,772	3,537,720	7,394,309
Broker Non-Votes	N/A	N/A	N/A	N/A

(5) To consider a shareholder proposal to (i) use the average of the opening and closing prices of our stock to determine the exercise price for an option granted to a senior executive and (ii) establish and disclose in advance the date on which prospective option grants are to be made to our senior executives.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	160,835,367	350,607	3,506,070	164,341,437
Against	147,112,034	72,080,022	720,800,220	867,912,254
Abstain	50,583,300	35,702	357,020	50,940,320
Broker Non-Votes	73,427,034	9,565	95,650	73,522,684

Item 5.	Other Information

In May 2007 our Board of Directors reconstituted its committees. The current members of each committee and the respective committee chairs are identified in the following table:

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

Item 6.	Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit		Where Located
Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1	Broadcom Corporation 1998 Stock Incentive Plan (as amended and restated through March 9, 2007)	S-8	333-142526	99.1	05/1/2007
10.2	Broadcom Corporation 1998 Employee Stock Purchase Plan (as amended and restated through March 9, 2007)	S-8	333-142526	99.2	05/1/2007
10.3	Broadcom Corporation 2007 International Employee Stock Purchase Plan (as amended through January 19, 2007)	S-8	333-142526	99.3	05/1/2007
10.4	Broadcom Corporation Executive Officer Performance Bonus Plan	8-K	000-23993	10.1	05/8/2007

Exhibit		Where Located
Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/  Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 20, 2007

EXHIBIT INDEX

Exhibit		Where Located
Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1	Broadcom Corporation 1998 Stock Incentive Plan (as amended and restated through March 9, 2007)	S-8	333-142526	99.1	05/1/2007
10.2	Broadcom Corporation 1998 Employee Stock Purchase Plan (as amended and restated through March 9, 2007)	S-8	333-142526	99.2	05/1/2007
10.3	Broadcom Corporation 2007 International Employee Stock Purchase Plan (as amended through January 19, 2007)	S-8	333-142526	99.3	05/1/2007
10.4	Broadcom Corporation Executive Officer Performance Bonus Plan	8-K	000-23993	10.1	05/8/2007
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238					X