Form 10-Q
period 2007-09-30
BROADCOM CORP
filed 2007-10-24
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of September 30, 2007 the registrant had 470.6 million shares of Class A common stock, $0.0001 par value, and 70.2 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2007 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,037,214	$2,158,110
Short-term marketable securities	308,932	522,340
Accounts receivable, net	395,732	382,823
Inventory	213,160	202,794
Prepaid expenses and other current assets	127,940	85,721

Total current assets	3,082,978	3,351,788
Property and equipment, net	226,079	164,699
Long-term marketable securities	84,107	121,148
Goodwill	1,365,764	1,185,145
Purchased intangible assets, net	50,725	29,029
Other assets	31,387	24,957

Total assets	$4,841,040	$4,876,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349,759	$307,972
Wages and related benefits	159,132	104,940
Deferred revenue	6,371	1,873
Accrued liabilities	241,894	263,916

Total current liabilities	757,156	678,701
Commitments and contingencies
Long-term deferred revenue	5,990	—
Other long-term liabilities	33,094	6,399
Shareholders’ equity:
Common stock	54	55
Additional paid-in capital	11,673,858	11,948,908
Accumulated deficit	(7,629,459)	(7,757,202)
Accumulated other comprehensive income (loss)	347	(95)

Total shareholders’ equity	4,044,800	4,191,666

Total liabilities and shareholders’ equity	$4,841,040	$4,876,766

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net revenue	$949,959	$902,586	$2,749,360	$2,744,364
Cost of revenue	465,970	450,164	1,343,956	1,341,747

Gross profit	483,989	452,422	1,405,404	1,402,617
Operating expense:
Research and development	352,283	272,565	985,223	804,283
Selling, general and administrative	124,907	125,281	373,413	360,162
Amortization of purchased intangible assets	314	329	843	2,017
In-process research and development	4,970	—	15,470	5,200
Impairment of other intangible assets	—	—	1,500	—

Income from operations	1,515	54,247	28,955	230,955
Interest income, net	31,443	31,826	101,355	83,758
Other income (expense), net	(1,670)	299	(2,437)	3,518

Income before income taxes	31,288	86,372	127,873	318,231
Provision (benefit) for income taxes	3,528	(23,809)	4,866	(15,734)

Net income	$27,760	$110,181	$123,007	$333,965

Net income per share (basic)	$.05	$.20	$.23	$.61

Net income per share (diluted)	$.05	$.19	$.21	$.57

Weighted average shares (basic)	539,931	547,927	542,881	544,895

Weighted average shares (diluted)	577,583	572,597	579,479	589,449

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Cost of revenue	$7,214	$5,742	$19,889	$19,133
Research and development	94,619	78,191	263,882	234,616
Selling, general and administrative	37,023	37,595	106,256	108,230

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Operating activities
Net income	$123,007	$333,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,736	35,205
Stock-based compensation expense:
Stock options and other awards	249,326	268,388
Restricted stock units issued by the Company	140,701	93,591
Acquisition-related items:
Amortization of purchased intangible assets	10,394	10,056
In-process research and development	15,470	5,200
Impairment of other intangible assets	1,500	—
Loss (gain) on strategic investments, net	4,769	(700)
Changes in operating assets and liabilities:
Accounts receivable	(8,330)	(116,899)
Inventory	(8,929)	(28,332)
Prepaid expenses and other assets	(41,610)	13,938
Accounts payable	55,149	(52,875)
Accrued settlement liabilities	(2,000)	(2,000)
Other accrued and long-term liabilities	30,800	47,320

Net cash provided by operating activities	614,983	606,857

Investing activities
Net purchases of property and equipment	(123,318)	(57,155)
Net cash paid for acquisitions and other purchased intangible assets	(219,324)	(70,125)
Net proceeds from sales (cash paid for purchases) of strategic investments	(3,194)	137
Purchases of marketable securities	(570,643)	(674,195)
Proceeds from maturities of marketable securities	821,092	485,814

Net cash used in investing activities	(95,387)	(315,524)

Financing activities
Repurchases of Class A common stock	(811,822)	(275,733)
Net proceeds from issuance of common stock	171,330	475,770
Repayment of notes receivable by employees	—	3,439
Excess tax benefits from stock-based compensation	—	338
Payments on assumed debt and other obligations	—	(4,625)

Net cash provided by (used in) financing activities	(640,492)	199,189

Increase (decrease) in cash and cash equivalents	(120,896)	490,522
Cash and cash equivalents at beginning of period	2,158,110	1,437,276

Cash and cash equivalents at end of period	$2,037,214	$1,927,798

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

1.	Summary of Significant Accounting Policies

The Company

Broadcom Corporation (the “Company”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. The Company’s products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. The Company provides one of the industry’s broadest portfolios of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Its diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and December 31, 2006, and the consolidated results of its operations for the three and nine months ended September 30, 2007 and 2006, and its consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s net revenue is generated principally by sales of its semiconductor products. The Company derives the remaining balance of its net revenue predominantly from software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of the Company’s sales occur through the efforts of its direct sales force. The remaining balance of its sales occurs through distributors.

The following table presents details of the Company’s revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales of semiconductor products	99.2%	99.7%	99.1%	99.2%
Other	0.8	0.3	0.9	0.8

	100.0%	100.0%	100.0%	100.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales made through direct sales force	83.9%	87.5%	84.8%	84.2%
Sales made through distributors	16.1	12.5	15.2	15.8

	100.0%	100.0%	100.0%	100.0%

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. The Company also maintains inventory (hubbing) arrangements with certain of its customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer reports that it has removed the Company’s product from the warehouse to incorporate into its end products.

For a limited number of arrangements that include multiple deliverables, such as sales of semiconductor products and related services, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is a service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, and accounts for the entire arrangement as a sale of software and software-related items, and follows the revenue recognition criteria in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), and related interpretations.

Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The costs associated with development agreements are included in cost of revenue. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2 and related interpretations. Royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

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

Guarantees and Indemnifications

In some agreements to which the Company is a party, it has agreed to indemnify the other party for certain matters such as product liability. The Company includes intellectual property indemnification provisions in its standard terms and conditions of sale for its products and has also included such provisions in certain agreements with third parties. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying condensed financial statements. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification obligations could be significant.

The Company also has obligations to indemnify certain of its present and former employees, officers and directors to the maximum extent permitted by law. The maximum potential amount of the future payments the Company could be required to make under these indemnification obligations could be significant; however, the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company maintains directors’ and officers’ insurance policies that should limit the Company’s exposure and enable it to recover a portion of amounts paid with respect to such obligations.

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values, and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

In November 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Income Taxes

In July 2006 the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options, employee stock purchase rights and restricted stock units calculated using the treasury stock method. Under the treasury stock method, the exercise of employee stock options, employee stock purchases and the vesting of restricted stock units result in a greater dilutive effect on net income per share. Additionally, an increase in the fair market value of the Company’s Class A common stock results in a greater dilutive effect from outstanding options, employee stock purchase rights and unvested restricted stock units.

Business Enterprise Segments

The Company operates in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had four operating segments at September 30, 2007, under the aggregation criteria set forth in SFAS 131 the Company operates in only one reportable operating segment, wired and wireless broadband communications.

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

All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, operate at gross margins similar to the Company’s consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variation among each of the operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though the Company periodically reorganizes its operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because the Company meets each of the criteria set forth in SFAS 131 and its four operating segments as of September 30, 2007 share similar economic characteristics, the Company has aggregated its results of operations into one reportable operating segment.

2.	Supplemental Financial Information

Inventory

The following table presents details of the Company’s inventory:

	September 30,	December 31,
	2007	2006
	(In thousands)

Work in process	$79,539	$71,506
Finished goods	133,621	131,288

	$213,160	$202,794

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

	September 30,			December 31,
	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
			(In thousands)

Completed technology	$218,769	$(170,283)	$48,486	$186,799	$(160,732)	$26,067
Customer relationships	49,266	(47,216)	2,050	49,266	(46,766)	2,500
Customer backlog	3,436	(3,436)	—	3,316	(3,316)	—
Other	7,614	(7,425)	189	7,614	(7,152)	462

	$279,085	$(228,360)	$50,725	$246,995	$(217,966)	$29,029

In addition to the business combinations discussed in Note 3, the Company acquired purchased intangible assets that did not meet the definition of a business as defined in SFAS No. 141, Business Combinations (“SFAS 141”), for $3.9 million during the three months ended September 30, 2007.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the amortization of purchased intangible assets by expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Cost of revenue	$3,935	$2,314	$9,551	$8,039
Operating expense	314	329	843	2,017

	$4,249	$2,643	$10,394	$10,056

The following table presents details of the Company’s future amortization of purchased intangible assets. Should the Company acquire additional purchased intangible assets in the future, its cost of revenue or operating expenses will increase by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
				(In thousands)

Cost of revenue	$3,936	$15,738	$15,263	$12,527	$1,023	$—	$48,487
Operating expense	183	733	622	600	100	—	2,238

	$4,119	$16,471	$15,885	$13,127	$1,123	$—	$50,725

Accrued Liabilities

The following table presents details of the Company’s accrued liabilities:

	September 30,	December 31,
	2007	2006
	(In thousands)

Accrued rebates	$121,596	$131,028
Warranty reserve	22,256	19,222
Accrued taxes	12,026	45,885
Accrued payments on repurchases of Class A common stock	6,535	—
Restructuring liabilities	4,715	6,324
Other	74,766	61,457

	$241,894	$263,916

Other Long-Term Liabilities

The following table presents details of the Company’s other long-term liabilities:

	September 30,	December 31,
	2007	2006
	(In thousands)

Accrued taxes	$29,564	$—
Restructuring liabilities	3,530	4,399
Accrued settlement liabilities	—	2,000

	$33,094	$6,399

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Beginning balance	$131,028	$99,645
Charged as a reduction to revenue	157,816	180,513
Payments	(156,708)	(131,711)
Reversal of unclaimed rebates	(10,540)	(5,544)

Ending balance	$121,596	$142,903

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserves during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Beginning balance	$19,222	$14,131
Charged to costs and expenses	7,237	6,939
Acquired through acquisition	—	878
Payments	(4,203)	(3,957)

Ending balance	$22,256	$17,991

Restructuring Activity

The following table summarizes the activity related to the Company’s current and long-term restructuring liabilities during the nine months ended September 30, 2007:

Nine Months Ended
September 30, 2007

Beginning balance	$10,723
Liabilities assumed in acquisitions(1)	749
Cash payments(2)	(3,227)

Ending balance	$8,245

(1)	The Company recorded additional restructuring costs of $0.7 million in connection with its acquisition of Global Locate, Inc. for the consolidation of excess facilities, relating to non-cancelable lease costs. These costs were accounted for under EITF 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, recognized as a liability assumed in the purchase business combination, and offset by a corresponding increase in goodwill. The liabilities related to this acquisition have been classified as restructuring liabilities for presentation in the unaudited consolidated balance sheet.

(2)	These cash payments relate to net lease payments on excess facilities and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator: Net income	$27,760	$110,181	$123,007	$333,965

Denominator: Weighted average shares outstanding	540,013	548,065	542,947	545,081
Less: Unvested common shares outstanding	(82)	(138)	(66)	(186)

Denominator for net income per share (basic)	539,931	547,927	542,881	544,895
Effect of dilutive securities:
Unvested common shares outstanding	—	26	7	111
Stock awards	37,652	24,644	36,591	44,443

Denominator for net income per share (diluted)	577,583	572,597	579,479	589,449

Net income per share (basic)	$.05	$.20	$.23	$.61

Net income per share (diluted)	$.05	$.19	$.21	$.57

At September 30, 2007 common share equivalents were calculated based on (i) stock options to purchase 130.5 million shares of Class A or Class B common stock outstanding with a weighted average exercise price of $24.64 per share and (ii) 18.0 million restricted stock units that entitle the holder to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Patent License Agreement

In July 2007 the Company entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to the Company at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40 million per calendar quarter and a lifetime maximum of $200 million. No royalty revenue under this agreement has been recognized for the periods ended September 30, 2007, as no report on the manufacture and/or sale of licensed products was due or received from the licensee during that time.

Supplemental Cash Flow Information

The Company repurchased $6.5 million of its Class A common stock in one or more transactions that had not been settled by September 30, 2007. In addition, billings of $3.8 million for capital equipment were accrued but not yet paid as of September 30, 2007. There were no comparable amounts in 2006. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.

3.	Business Combinations

From January 1, 2007 through September 30, 2007 the Company completed three business acquisitions. The unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 include the results of operations of these acquired companies commencing as of their respective acquisition dates.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the transactions as of their respective acquisition dates is outlined below:

			Cash
	Date		Consideration
Company Acquired	Acquired	Business	Paid
			(In thousands)

LVL7 Systems, Inc.	Jan. 2007	Networking software.	$62,459
Octalica, Inc.	May 2007	Networking technologies based on the MoCAtm standard	30,753
Global Locate, Inc.	Jul. 2007	GPS and assisted GPS semiconductor products, software and services	139,731

Total Acquisitions			$232,943

In addition, the Company issued 93,750 restricted shares of Class A common stock in connection with the acquisition of Global Locate. Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements.

Additional cash consideration of up to $80.0 million will be paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. In accordance with SFAS 141, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to any employment requirement with the Company. If additional consideration is recorded, such amount will be allocated to goodwill.

The Company’s primary reasons for the above acquisitions were to enter into or expand its market share in the relevant wired and wireless communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement the Company’s existing product offerings, augment its engineering workforce, and enhance its technological capabilities. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow projections assuming integration with the Company’s products; and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.

Allocation of Initial Purchase Consideration

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions in 2007 was allocated as follows:

	Net Assets
	Acquired	Goodwill and	In-Process
	(Liabilities	Purchased	Research &	Total Cash
	Assumed)	Intangibles	Development	Consideration
		(In thousands)

LVL7	$1,290	$60,869	$300	$62,459
Octalica	(1,235)	21,788	10,200	30,753
Global Locate	(6,617)	141,378	4,970	139,731

Total Acquisitions	$(6,562)	$224,035	$15,470	$232,943

In addition, the Company recorded $3.0 million of unearned stock-based compensation relating to restricted shares issued in connection with the acquisition of Global Locate. This amount will be recognized as expense ratably over the service period of three years.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

2007
Acquisitions
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$3,519
Accounts receivable, net	4,579
Inventory	1,437
Prepaid expenses and other current assets	900

Total current assets	10,435
Property and equipment, net	2,051
Other assets	11

Total assets	$12,497

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,891
Wages and related benefits	1,746
Accrued liabilities	8,430

Total current liabilities	16,067
Long-term liabilities	389
Total shareholders’ deficit	(3,959)

Total liabilities and shareholders’ equity	$12,497

In connection with these acquisitions, the Company incurred acquisition costs of $2.6 million in 2007.

Goodwill and Purchased Intangible Assets

The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisition:

	Useful	2007
	Life	Acquisitions
	(In years)	(In thousands)

Goodwill	N/A	$195,845
Purchased intangible assets (finite lives):
Completed technology	3 to 4	28,070
Other	0.25	120

		$224,035

During the three months ended March 31, 2007 the Company received $14.0 million in connection with an escrow settlement from its prior acquisition of Siliquent Technologies Inc., which resulted in a corresponding reduction of goodwill.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-Process Research and Development

In-process research and development (“IPR&D”) totaled $5.0 million and $15.5 million in the three and nine months ended September 30, 2007, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2007:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

LVL7	Enhancements to FASTPATH application platform	31%	1.0	$7.8	21%	$0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Data (Unaudited)

The pro forma data of the Company set forth below gives effect to acquisitions completed in 2006 and 2007 as if they had occurred at the beginning of 2006 and includes amortization of purchased intangible assets, but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisitions taken place at the beginning of 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Pro forma net revenue	$950,107	$905,604	$2,751,771	$2,756,812

Pro forma net income	$32,050	$100,742	$121,799	$306,743

Pro forma net income per share (basic)	$.06	$.18	$.22	$.56

Pro forma net income per share (diluted)	$.06	$.18	$.21	$.52

4.	Income Taxes

The Company recorded tax provisions of $3.5 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, and tax benefits of $23.8 million and $15.7 million for the three and nine months ended September 30, 2006, respectively. The effective tax rates for the Company were 11.3% and 3.8% for the three and nine months ended September 30, 2007, respectively, and (27.6)% and (4.9)% for the three and nine months ended September 30, 2006, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended September 30, 2007 and September 30, 2006. Included in the foregoing amounts and percentages, the Company recorded $4.6 million of tax benefits for the nine months ended September 30, 2007 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. For the three and nine months ended September 30, 2006, the Company recorded income tax benefits of $27.9 million and $29.6 million, respectively, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes for certain foreign subsidiaries.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of its loss carryback opportunities, the Company has concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where the Company does not have cumulative losses, the Company had net deferred tax assets of $2.9 million and $1.8 million, at September 30, 2007 and December 31, 2006, respectively, in accordance with SFAS 109.

As a result of applying the provisions of FIN 48, the Company recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase in retained earnings, as of January 1, 2007. The Company’s unrecognized tax benefits totaled $36.5 million at January 1, 2007 and related to various foreign jurisdictions. This amount included $14.5 million of potential penalties and $1.1 million of interest. Included in the balance at January 1, 2007 was $34.3 million of tax benefits that, if recognized, would reduce the Company’s

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual effective income tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

5.	Shareholders’ Equity

Share Repurchase Program

In February 2007 the Company’s Board of Directors authorized a program to repurchase shares of the Company’s Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. From the time the new program was implemented through September 30, 2007, the Company repurchased a total of 24.7 million shares at a weighted average price of $33.12 per share, of which $811.8 million was settled in cash during the nine months ended September 30, 2007 and the remaining $6.5 million was included in accrued liabilities. At September 30, 2007, $181.6 million remained available to repurchase shares under the authorized program.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net income	$123,007	$333,965
Other comprehensive income (loss):
Translation adjustments	442	(897)

Total comprehensive income	$123,449	$333,068

Accumulated other comprehensive income (loss) reflected on the unaudited condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 represents accumulated translation adjustments.

6.	Employee Benefit Plans

Equity Awards

The Company granted options to purchase 20.3 million shares of its Class A common stock and awarded 11.3 million restricted stock units during the nine months ended September 30, 2007. As a result of employee terminations, the Company cancelled options to purchase 2.8 million shares of its Class A common stock and 0.9 million restricted stock units during the nine months ended September 30, 2007.

Stock-Based Compensation Expense

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at September 30, 2007 is $1.037 billion. Of this amount, $128.1 million, $405.2 million, $293.5 million, $165.5 million and $45.1 million are currently estimated to be recorded in the remainder of 2007, and in 2008, 2009, 2010 and 2011, respectively. The weighted-average period

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 96% of the total unearned stock-based compensation at September 30, 2007 will be expensed by the end of 2010. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of the Company’s Equity Award Practices

In connection with the Company’s equity award review, the results of which were reported in January 2007, the Company determined that the accounting measurement dates for most of its options granted between June 1998 and May 2003, covering options to purchase 232.9 million shares of its Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of affected options. By amending or replacing these options, the potential adverse tax consequences could be eliminated.

In March 2007 the Company offered to amend or replace affected options by adjusting the exercise price for each such option to the lower of (i) the fair market value per share of its Class A common stock on the revised measurement date applied to that option as a result of its equity award review or (ii) the closing selling price per share of its Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose affected options were amended pursuant to the offer are entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which a participant’s options were amended. As a result, the Company will make payments of $29.6 million in January 2008 to reimburse affected employees for the increases in their exercise prices. A liability has been recorded for these payments and is included in the liability for wages and related benefits as of September 30, 2007.

In accordance with SFAS 123R, the Company recorded total estimated charges of $3.4 million in the nine months ended September 30, 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with the offer. Charges of $0.1 million, $1.5 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the nine months ended September 30, 2007.

7.	Litigation

Intellectual Property Proceedings.  In May 2005 the Company filed a complaint with the U.S. International Trade Commission (“ITC”) asserting that Qualcomm Incorporated (“Qualcomm”) engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of the Company’s patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in the Company’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. At Qualcomm’s request, the U.S. Patent and Trademark Office (“USPTO”) is reexamining one of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 Initial Determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chips. The ITC’s orders were subject to a 60-day Presidential review period, which involved extensive review by the United States Trade Representative, who the President designated to decide whether to let the ITC orders stand or to overturn them through a statutory disapproval. In August 2007 the United States Trade Representative declined to disapprove the orders. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. A hearing date on the appeal has not been set.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that the Company’s patents are invalid and not infringed. In November 2006 Broadcom withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm willfully infringed the three remaining patents and awarded the Company $19.6 million in compensatory damages. In August 2007 the court also awarded Broadcom enhanced damages and its attorneys’ fees in the case. Qualcomm has filed a motion challenging that ruling and the jury’s verdict in light of subsequent changes in law by the United States Court of Appeals for the Federal Circuit in an unrelated case. The foregoing amounts have not been recognized in the Company’s unaudited condensed consolidated income statement. The Company has petitioned the court to have Qualcomm enjoined from future infringement.

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

In August 2005 Qualcomm filed a second complaint against the Company in the United States District Court for the Southern District of California alleging that Broadcom breached a contract relating to Bluetooth development and seeking a declaration that two of the Company’s patents relating to Bluetooth® technology were invalid and not infringed. The Company filed an answer in April 2006 denying the allegations in the complaint and asserting counterclaims. The counterclaims asserted that Qualcomm had infringed, both directly and indirectly, the same two Broadcom patents, and also alleged breach of the Bluetooth contract by Qualcomm. In February 2007 the court granted the parties’ joint motion to dismiss this case.

In October 2005 Qualcomm filed a third complaint against the Company in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint seeks

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary and permanent injunctions against the Company as well as the recovery of monetary damages and attorneys’ fees. The Company filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents are invalid and not infringed. In January 2007 a jury returned a verdict that the Company did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the U.S. Patent and Trademark Office and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded the Company its attorneys’ fees and costs. The Company has also moved for sanctions against Qualcomm for litigation misconduct. Qualcomm has appealed the case.

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

In December 2006 SiRF Technology, Inc. (“SiRF”) filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a wholly-owned subsidiary of the Company acquired in July 2007 (see Note 3), alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the ITC actions between Global Locate and SiRF, discussed below, become final.

In February 2007 SiRF filed a complaint in the ITC asserting that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four of SiRF’s patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. The ITC has set a target date for completion of the investigation in October 2008.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited (collectively, the “SiRF Defendants”), asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, and products containing such products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six of Global Locate’s patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate’s complaint. The ITC has set a target date for completion of the investigation in December 2008.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Antitrust and Unfair Competition Proceedings.  In July 2005 the Company filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 the Company filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the district for further proceedings. A trial date in district court has not yet been set.

In October 2005 the Company and five other leading mobile wireless technology companies filed complaints with the European Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. In October 2007 the Commission announced that it has instituted a formal investigation, of Qualcomm.

In June 2006 the Company and another leading mobile wireless technology company filed complaints with the Korean Fair Trade Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. The Commission has instituted a formal investigation of Qualcomm.

In April 2007 the Company filed a complaint in the Superior Court for Orange County, California alleging that Qualcomm’s conduct before various industry standards organizations constitutes unfair competition, fraud and breach of contract. The complaint seeks an injunction against Qualcomm as well as the recovery of monetary damages. In October 2007 the court stayed the case pending final resolution of the Company’s case against Qualcomm in the United States District Court for the District of New Jersey.

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

In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied the Company’s motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee (the “SLC”) to decide what course of action the Company should pursue in respect of the claims asserted in the Options Derivative Actions. The SLC is currently engaged in its review. Awaiting the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of the SLC’s review, the Company intends to continue to vigorously oppose each of the Options Derivative Actions.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against the Company and certain of its current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)) (the “Options Class Actions”). The essence of the plaintiffs’ allegations is that Broadcom improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Broadcom’s business and financial condition. Plaintiffs also allege that Broadcom failed to account for and pay taxes on stock options properly, that the individual defendants sold Broadcom common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in Broadcom’s stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. The lead plaintiff’s consolidated class action complaint will be due 45 days after the district judge enters a revised order appointing lead class counsel. The Company intends to defend the consolidated action vigorously.

The Company has entered into indemnification agreements with each of its present and former directors and officers. Under these agreements, Broadcom is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding its historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. The SEC continues to depose present and former Company employees, officers and directors as part of its investigation. In July 2007 the Company received a “Wells Notice” from the SEC in connection with this investigation. The Chairman of the Board of Directors and Chief Technical Officer of the Company, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 the Senior Vice President, Business Affairs and General Counsel of the Company, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, the Company believes that the issues the staff intends to pursue relate to the Company’s historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In response to its Wells Notice, the Company has communicated with the SEC staff in an effort to explore possible resolution, and is awaiting further communication. The Company is continuing to cooperate with the SEC, but does not know when the investigation will be resolved or what, if any, actions the SEC may require it, Dr. Samueli and/or Mr. Dull to take as part of that resolution.

In August 2006 the Company was informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2006 the Company voluntarily provided documents and data to the U.S Attorney’s Office. In 2007 the Company has continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis. In addition, the Company has produced documents pursuant to grand jury subpoenas. The U.S. Attorney’s Office continues to interview present and former Company

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees, officers and directors as part of its investigation. The Company is continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions and/or fines against the Company and/or certain of its current or former officers, directors and/or employees.

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

General.  The foregoing discussion includes material developments that occurred during the three and nine months ended September 30, 2007 or thereafter in material legal proceedings in which the Company and/or its subsidiaries are involved. For additional information regarding certain of these legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require the Company to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent Broadcom from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require Broadcom to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to grant a license to certain of the Company’s intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, Broadcom’s business, financial condition and results of operations could be materially and adversely affected.

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

As a reminder, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, or earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

The section entitled “Risk Factors” contained in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/O server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

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

Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.

The following table presents details of our net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales of semiconductor products	99.2%	99.7%	99.1%	99.2%
Other	0.8	0.3	0.9	0.8

	100.0%	100.0%	100.0%	100.0%

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales made through direct sales force	83.9%	87.5%	84.8%	84.2%
Sales made through distributors	16.1	12.5	15.2	15.8

	100.0%	100.0%	100.0%	100.0%

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

For these and other reasons, our net revenue and results of operations for the three months ended September 30, 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of our products that are incorporated into consumer products, sales of which are typically subject to greater seasonality and greater volume fluctuations than non-consumer OEM products. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Five largest customers as a group	37.6%	47.6%	41.5%	46.5%

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asia (primarily in Japan, Korea, China and Taiwan)	30.0%	20.2%	26.4%	19.7%
Europe (primarily in France, Finland and the United Kingdom)	8.4	5.7	7.8	8.5
Other	0.4	0.4	0.5	0.3

	38.8%	26.3%	34.7%	28.5%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asia (primarily in China, Hong Kong, Japan, Singapore and Taiwan)	81.9%	79.7%	81.7%	78.9%
Europe (primarily in Hungary, Sweden and Germany)	2.5	3.2	2.7	3.4
Other	3.8	2.6	3.7	4.4

	88.2%	85.5%	88.1%	86.7%

We have recently entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue on a ratable basis over the expected life of the service being provided. As we enter into future multiple element arrangements, where we do not have fair value of each deliverable, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	required levels of research and development and other operating costs;

•	in-process research and development, or IPR&D;

•	litigation costs;

•	settlement costs;

•	the loss of interest income resulting from expenditures on repurchases of our Class A common stock;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended September 30, 2007 our net income was $27.8 million as compared to $110.2 million in the three months ended September 30, 2006, a difference of $82.4 million. This decrease in profitability was the direct result of an $84.3 million increase in operating expenses due principally to an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions since September 30, 2006, as well as a charge for IPR&D in the amount of $5.0 million. This was partially offset by additional gross profit as a result of the $47.4 million increase in net revenue in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

In the nine months ended September 30, 2007 our net income was $123.0 million as compared to $334.0 million in the nine months ended September 30, 2006, a difference of $211.0 million. This decrease in profitability was the direct result of a $204.8 million increase in operating expenses due principally to an increase in the number of employees engaged in research and development activities, resulting from both direct hiring and acquisitions since September 30, 2006, as well as an increase in charges for IPR&D in the amount of $10.3 million.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisitions made during the three and nine months ended September 30, 2007.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2007, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

All of our operating segments share similar economic characteristics as they have a similar long term business model, operate at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among each of our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations,

(ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long- term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of September 30, 2007 share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances and uncertain tax positions, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following either are (i) critical accounting policies that require us to make significant judgments and estimates in the preparation of our consolidated financial statements or (ii) other key accounting policies, such as revenue recognition, that generally do not require us to make estimates or judgments that are difficult or subjective:

•	Net Revenue. We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

For a limited number of arrangements that include multiple deliverables, such as sales of semiconductor products and services, we allocate revenue based on the relative fair values of the individual components. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is a service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.

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

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies, to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

The following table sets forth certain condensed consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.1	49.9	48.9	48.9

Gross profit	50.9	50.1	51.1	51.1
Operating expense:
Research and development	37.1	30.2	35.8	29.3
Selling, general and administrative	13.1	13.9	13.6	13.1
Amortization of purchased intangible assets	—	—	—	0.1
In-process research and development	0.5	—	0.6	0.2
Impairment of other intangible assets	—	—	—	—

Income from operations	0.2	6.0	1.1	8.4
Interest income, net	3.3	3.6	3.7	3.1
Other income (expense), net	(0.2)	—	(0.1)	0.1

Income before income taxes	3.3	9.6	4.7	11.6
Provision (benefit) for income taxes	0.4	(2.6)	0.2	(0.6)

Net income	2.9%	12.2%	4.5%	12.2%

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the condensed consolidated statements of income data above:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenue	0.8%	0.6%	0.7%	0.7%
Research and development	10.0	8.7	9.6	8.5
Selling, general and administrative	3.9	4.2	3.9	3.9

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$949,959	100.0%	$902,586	100.0%	$47,373	5.2%
Cost of revenue	465,970	49.1	450,164	49.9	15,806	3.5

Gross profit	$483,989	50.9%	$452,422	50.1%	$31,567	7.0

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$2,749,360	100.0%	$2,744,364	100.0%	$4,996	0.2%
Cost of revenue	1,343,956	48.9	1,341,747	48.9	2,209	0.2

Gross profit	$1,405,404	51.1%	$1,402,617	51.1%	$2,787	0.2

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Our broadband communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our enterprise networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets. Our mobile and wireless products include wireless LAN, cellular, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions.

Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$361,171	38.0%	$358,865	39.8%	$2,306	0.6%
Enterprise networking	285,896	30.1	287,754	31.8	(1,858)	(0.6)
Mobile and wireless	302,892	31.9	255,967	28.4	46,925	18.3

Net revenue	$949,959	100.0%	$902,586	100.0%	$47,373	5.2

The increase in net revenue from our broadband communications target market resulted primarily from an increase in net revenue for our products for direct broadcast satellite set-top boxes and digital TVs, offset in part by a decrease in net revenue for our products for digital cable set-top boxes. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue attributable to our controller and broadband processor products, offset in part by an increase in net revenue attributable to our Ethernet switch products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our Bluetooth and wireless LAN product offerings, offset in part by a decrease in demand for our mobile multimedia product offerings.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006:

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$1,058,461	38.5%	$1,047,120	38.2%	$11,341	1.1%
Enterprise networking	847,577	30.8	898,557	32.7	(50,980)	(5.7)
Mobile and wireless	843,322	30.7	798,687	29.1	44,635	5.6

Net revenue	$2,749,360	100.0%	$2,744,364	100.0%	$4,996	0.2

The increase in net revenue in our broadband communications target market resulted from an increase in net revenue for our products for digital TVs and direct broadcast satellite set-top boxes, offset by a decrease in net revenue from our products for digital cable set-top boxes and DSL applications. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue from our controller products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our Bluetooth and wireless LAN product offerings, offset in part by a decrease in demand for our mobile multimedia and cellular product offerings.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2007 as compared to the three months ended June 30, 2007:

	Three Months Ended		Three Months Ended
	September 30, 2007		June 30, 2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$361,171	38.0%	$347,995	38.8%	$13,176	3.8%
Enterprise networking	285,896	30.1	283,733	31.6	2,163	0.8
Mobile and wireless	302,892	31.9	266,192	29.6	36,700	13.8

Net revenue	$949,959	100.0%	$897,920	100.0%	$52,039	5.8

The increase in net revenue in our broadband communications target market resulted primarily from an increase in net revenue for our products for digital TVs and broadband modems, offset in part by a decrease in net revenue from our products for digital set-top boxes. The slight increase in net revenue from our enterprise networking target market resulted primarily from an increase in net revenue from our controller products as a result of increased customer orders due to delays at a particular competitor, offset in part by a decrease in net revenue attributable to our Ethernet switch products as a result of the normalization of a large purchase in the prior quarter. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth solutions and strength in wireless LAN product offerings, offset in part by a decrease in demand for our mobile multimedia product offerings.

We currently anticipate that total net revenue in the three months ending December 31, 2007 will be approximately $960.0 million to $990.0 million, as compared to the $950.0 million achieved in the three months ended September 30, 2007. This projection does not include any revenue that we may record as a result of the patent license agreement with a wireless network operator that we entered into in July 2007. We believe growth will come primarily from our broadband communications and mobile and wireless target markets.

We recorded rebates to certain customers in the amounts of $42.1 million and $69.4 million in the three months ended September 30, 2007 and 2006, respectively, and $157.8 million and $180.5 million in the nine months ended September 30, 2007 and 2006, respectively. We account for rebates in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs and as specific rebate programs contractually end and unclaimed rebates are no longer subject to payment.

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

The increase in absolute dollars of gross profit in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted primarily from the 5.2% increase in net revenue and an increase in gross margin. Gross margin increased from 50.1% in the three months ended September 30, 2006 to 50.9% in the three months ended September 30, 2007. The primary factors that contributed to the increase in gross margin in the three months ended September 30, 2007 were: (i) an increase in product margin due to a reduction in product costs, (ii) a shift in product mix and (iii) the reversal of rebates in the amount of $6.5 million related to unclaimed rebates. Gross profit and gross margin were relatively flat in the nine months ended September 30, 2007 and 2006. For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Gross margin has been and will likely continue to be impacted by our product mix and volume of product sales, including sales to high volume customers, competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, the position of our products in their respective life cycles, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the three months ending December 31, 2007 will decrease slightly as compared to the three months ended September 30, 2007 as we continue to ramp a number of new products to new and existing customers. This gross margin does not include any revenue that we may record as a result of the patent license agreement that we entered into in July 2007. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following tables present research and development and selling, general and administrative expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Research and development	$352,283	37.1%	$272,565	30.2%	$79,718	29.2%
Selling, general and administrative	124,907	13.1	125,281	13.9	(374)	(0.3)

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development	$985,223	35.8%	$804,283	29.3%	$180,940	22.5%
Selling, general and administrative	373,413	13.6	360,162	13.1	13,251	3.7

Research and Development Expense.  Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense. Research and development expense also includes costs related to engineering design tools and computer hardware, mask and prototyping costs, subcontracting costs and facilities expenses.

The increase in research and development expense in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 resulted primarily from an increase of $32.9 million and $89.7 million, respectively, in personnel-related expenses and an increase of $16.4 million and $29.3 million, respectively, in stock-based compensation expense. These increases are primarily attributable to an increase in the number of employees engaged in research and development activities since September 30, 2006, resulting from both direct hiring and acquisitions. Employees engaged in research and development activities at September 30, 2007 increased to 4,512, or by 24.2% over the previous twelve months. We also had increases in facilities expense and costs related to engineering design tools and computer hardware that were both attributable to the increase in headcount. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. There were also additional mask and prototyping costs during the three and nine months ended September 30, 2007 due to the transition to 65 nm products. These costs usually vary from period to period depending on the timing of development and tape-out of various products. For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

Based upon past experience, we anticipate that research and development expense will continue to increase in 2008 as we ready a number of design wins to become production ready and over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending December 31, 2007 will increase from the $352.3 million incurred in the three months ended September 30, 2007 due to our continued investment in new products and 65 nanometer process technology, as well as additional expenses related to the hiring of additional personnel.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 2,300 U.S. and 1,000 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The slight decrease in selling, general and administrative expense in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted primarily from a decrease of $9.4 million in legal fees, offset in part by a $7.1 million increase in personnel-related expenses. The increase in selling, general and administrative expense in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 resulted primarily from an increase of $16.7 million in personnel-related expenses, offset in part by a $9.2 million decrease in legal fees. This increase in personnel-related expenses is primarily attributable to an increase in the number of employees engaged in selling, general and administrative activities since September 30, 2006, resulting from both direct hiring and acquisitions. Employees engaged in selling, general and administrative activities increased to 1,184, or by 12.9% over the previous twelve months. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. For a discussion of stock-based compensation included in selling, general and administrative expense, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Based upon past experience, we anticipate that selling, general and administrative expense will continue to increase over the long term resulting from any expansion of our operations through periodic changes in our infrastructure, changes in our compensation policies, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending December 31, 2007 will be slightly higher as compared to the $124.9 million incurred in the three months ended September 30, 2007.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Cost of revenue	$7,214	$5,742	$19,889	$19,133
Research and development	94,619	78,191	263,882	234,616
Selling, general and administrative	37,023	37,595	106,256	108,230

The amount of unearned stock-based compensation currently estimated to be expensed from 2007 through 2011 related to unvested share-based payment awards at September 30, 2007 is $1.037 billion. Of this amount, $128.1 million, $405.2 million, $293.5 million, $165.5 million and $45.1 million are currently estimated to be recorded in the remainder of 2007, and in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 96% of the total unearned stock-based compensation at September 30, 2007 will be expensed by the end of 2010. The increase in unearned stock-based compensation of $207.1 million at September 30, 2007 from the $829.9 million balance at December 31, 2006 was primarily the result of the grant of employee stock options to purchase 20.3 million shares of our common stock, the award of 11.3 million restricted stock units, and the accumulation of rights to purchase 6.3 million shares of our common stock by employees participating in our employee stock purchase program, offset in part by stock-based compensation of $390.0 million expensed during the nine months ended September 30, 2007. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Charges Related to the Voluntary Review of our Equity Award Practices

In connection with our equity award review, the results of which were reported in January 2007, we determined the accounting measurement dates for most of our options granted between June 1998 and May 2003 covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of affected options. By amending or replacing those options, the potential adverse tax consequences could be eliminated.

In March 2007 we offered to amend or replace affected options by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review or (ii) the closing selling price per share of our Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer are entitled to a special cash payment with respect to those options. The amount payable will be determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We will make payments of approximately $29.6 million in January 2008 to reimburse the affected optionholders for the increases in their exercise prices. A liability has been recorded for these payments and is included in wages and related benefits as of September 30, 2007.

In accordance with SFAS 123R, we recorded total estimated charges of $3.4 million in the nine months ended September 30, 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with the offer. Charges of $0.1 million, $1.5 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, as wages and related benefits for the nine months ended September 30, 2007.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Cost of revenue	$3,935	$2,314	$9,551	$8,039
Operating expense	314	329	843	2,017

	$4,249	$2,643	$10,394	$10,056

The following table presents details of the Company’s future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$3,936	$15,738	$15,263	$12,527	$1,023	$—	$48,487
Operating expense	183	733	622	600	100	—	2,238

	$4,119	$16,471	$15,885	$13,127	$1,123	$—	$50,725

In-Process Research and Development

In the nine months ended September 30, 2007 and 2006, we recorded IPR&D of $15.5 million and $5.2 million, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement

No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price. For further discussion of amounts allocated to IPR&D, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following tables present interest and other income (expense), net, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
		(In thousands, except percentages)

Interest income, net	$31,443	3.3%	$31,826	3.6%	$(383)	(1.2)%
Other income (expense), net	(1,670)	(0.2)	299	—	(1,969)	(658.5)

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
		(In thousands, except percentages)

Interest income, net	$101,355	3.7%	$83,758	3.1%	$17,597	21.0%
Other income (expense), net	(2,437)	(0.1)	3,518	0.1	(5,955)	(169.3)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The decrease in interest income, net, for the three months ended September 30, 2007 was the result of the overall decrease in our average cash and marketable securities balances, as well as a slight decrease in market interest rates. The increase in interest income, net, for the nine months ended September 30, 2007 was the result of the overall increase in our average cash and marketable securities balances, as well as an increase in market interest rates. Our cash and marketable securities balances decreased from $2.554 billion at September 30, 2006 to $2.430 billion at September 30, 2007, resulting principally from repurchases of our Class A common stock and cash used for acquisitions. The weighted average interest rates earned for the three months ended September 30, 2007 and 2006 were 5.20% and 5.21%, respectively. The weighted average interest rates earned for the nine months ended September 30, 2007 and 2006 were 5.21% and 4.80%, respectively.

Provision for Income Taxes

We recorded tax provisions of $3.5 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, and tax benefits of $23.8 million and $15.7 million for the three and nine months ended September 30, 2006, respectively. Our effective tax rates were 11.3% and 3.8% for the three and nine months ended September 30, 2007, respectively, and (27.6)% and (4.9)% for the three and nine months ended September 30, 2006, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from domestic losses recorded without income tax benefit and foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended September 30, 2007 and September 30, 2006. Included in the foregoing amounts and percentages, we recorded $4.6 million of tax benefits for the nine months ended September 30, 2007 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. For the three and nine months ended September 30, 2006, we recorded income tax benefits of $27.9 million and $29.6 million, respectively, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes for certain foreign subsidiaries.

As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million increase in retained earnings, as of January 1, 2007. Our unrecognized tax benefits totaled $36.5 million at January 1, 2007 and related to various foreign jurisdictions. This amount included $14.5 million of potential penalties and $1.1 million of interest. Included in the balance at January 1, 2007 was $34.3 million of tax benefits that, if recognized, would reduce our annual effective income tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents, and marketable securities:

	September 30,	December 31,
	2007	2006	Decrease
		(In thousands)

Working capital	$2,325,822	$2,673,087	$(347,265)

Cash and cash equivalents(1)	$2,037,214	$2,158,110	$(120,896)
Short-term marketable securities(1)	308,932	522,340	(213,408)
Long-term marketable securities	84,107	121,148	(37,041)

	$2,430,253	$2,801,598	$(371,345)

(1)	Included in working capital.

Our working capital, cash and cash equivalents, and marketable securities balances decreased in the nine months ended September 30, 2007 due primarily to repurchases of shares of our Class A common stock and cash used for acquisitions, partially offset by cash generated from operating activities.

Cash Provided and Used in the Nine Months Ended September 30, 2007 and 2006.  Cash and cash equivalents decreased to $2.037 billion at September 30, 2007 from $2.158 billion at December 31, 2006 as a result of cash used in financing activities (primarily stock repurchases) and investing activities, offset in part by cash provided by operating activities.

In the nine months ended September 30, 2007 our operating activities provided $615.0 million in cash. This was primarily the result of $123.0 million in net income, $466.9 million in net non-cash operating expenses and $25.1 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2007 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments. In the nine months ended September 30, 2006 our operating activities provided $606.9 million in cash. This was primarily the result of $334.0 million in net income and $411.7 million in net non-cash operating expenses offset in part by $138.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2006 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.

Accounts receivable increased $12.9 million from $382.8 million at December 31, 2006 to $395.7 million at September 30, 2007. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $10.4 million from $202.8 million at December 31, 2006 to $213.2 million at September 30, 2007. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, as well as the ability of our customers, to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $95.4 million in the nine months ended September 30, 2007, which was primarily the result of the purchase of $123.3 million of capital equipment to support our operations and the build-out and relocation of our facilities in Irvine, California, $233.3 million net cash paid for the acquisitions of LVL7 Systems, Inc., Octalica, Inc. and Global Locate Inc. and other purchased intangible assets, and the net purchase of $3.2 million of strategic investments, offset in part by $250.4 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent Technologies Inc. Investing activities used $315.5 million in cash in the nine months ended September 30, 2006, which was primarily the result of $188.4 million used in the net purchase of marketable securities, $70.1 million of net cash paid for acquisitions, and the purchase of $57.2 million of capital equipment to support operations.

Our financing activities used $640.5 million in cash in the nine months ended September 30, 2007, which was primarily the result of $811.8 million in repurchases of shares of our Class A common stock pursuant to our share repurchase program implemented in February 2007, offset in part by $171.3 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $6.5 million of repurchases of our Class A common stock was not settled in cash as of September 30, 2007. Our financing activities provided $199.2 million in cash in the nine months ended September 30, 2006, which was primarily the result of $475.8 million in net proceeds received from issuances of common stock upon exercise of stock options and common stock purchases through our employee stock purchase plan, which was offset in part by $275.7 million in repurchases of shares of our Class A common stock pursuant to our previous share repurchase program.

In February 2007 our Board of Directors authorized a program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. Repurchases under the program have been and will continue to be made in open market or privately negotiated transactions.

Due to the decrease in the average price of our Class A common stock as compared to the previous year, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options, in the nine months ended September 30, 2007 than during the nine months ended September 30, 2006. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2007 withheld to satisfy minimum statutory withholding taxes which we then pay in cash to the appropriate tax authorities on each employee’s behalf.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2007 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007 the carrying value of our cash and cash equivalents approximated fair value.

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

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of September 30, 2007 the carrying value and fair value of these securities were $393.0 million and $393.1 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of September 30, 2007 and December 31, 2006 were as follows:

	Carrying
	Value					Fair Value
	September 30,	Maturity				September 30,
	2007	2007	2008	2009	2010	2007
		(In thousands, except interest rates)

Investments
Cash equivalents	$264,152	$264,152	$—	$—	$—	$264,158
Weighted average yield	4.88%	4.88%	—	—	—
Marketable securities	$393,039	$202,315	$126,516	$38,180	$26,028	$393,058
Weighted average yield	5.09%	5.04%	5.06%	5.35%	5.19%

	Carrying
	Value				Fair Value
	December 31,	Maturity			December 31,
	2006	2007	2008	2009	2006
		(In thousands, except interest rates)

Investments
Cash equivalents	$908,777	$908,777	$—	$—	$908,781
Weighted average yield	5.31%	5.31%	—	—
Marketable securities	$643,488	$522,340	$81,863	$39,285	$642,528
Weighted average yield	5.04%	5.03%	4.97%	5.32%

We also have invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of September 30, 2007, the carrying and fair value of our strategic investments was $4.5 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2007, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

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

We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs.

We have recently entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue on a ratable basis over the expected life of the service being provided. As we enter into future multiple element arrangements, where we do not have fair value of each deliverable, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 6,114 full-time, contract and temporary employees as of September 30, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to continue to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. Also, if we experience a slowdown in the broadband wired and wireless communications markets in which we operate, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In that event, our business, financial condition and results of operations would be materially and adversely affected.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and more recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in March 2007 we relocated our headquarters and Irvine operations to new, larger facilities that have enabled us to centralize all of our Irvine employees and operations on one campus. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading equipment manufacturers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer.

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

In addition, the development and introduction of new products often requires substantial research and development resources. As a result, we may choose to discontinue one or more products or product development programs to dedicate more resources to new products. The discontinuation of an existing or planned product may materially and adversely affect our relationship with our customers, including customers who may purchase more than one product from us.

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

Sales to our five largest customers represented 41.5% and 46.5% of our net revenue in the nine months ended September 30, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 2,300 U.S. and 1,000 foreign patents and have filed more than 7,100 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. We have in the past been and currently are engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. It is possible that the advent of or developments in such litigation may adversely affect our relationships and agreements with certain customers that are either involved in such litigation or also have business relationships with the party with whom we are engaged in litigation. Such litigation (and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .22 micron, .18 micron, .13 micron, 90 nanometer or 65 nanometer geometry processes. We are now designing most new products in 65 nanometer process technology and planning for the transition to smaller process geometrics. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have an adverse impact on our operating results, as a result of increasing costs and expenditures as described above as well as the risk that we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

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

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. On July 19, 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice on that date. On August 8, 2007 our Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, we believe that the issues the staff intends to pursue relate to our historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. We, Dr. Samueli and Mr. Dull have provided written submissions to the SEC in response to the Wells Notices and may seek meetings with the SEC staff. We are cooperating with the SEC investigation, but do not know when or how the investigation will be resolved or what, if any, actions the SEC may require us, Dr. Samueli and/or Mr. Dull to take as part of that resolution. Any resolution of this investigation could result in civil sanctions and/or fines against Broadcom and/or certain of our current or former officers, directors and/or employees, as well as potential director or officer bars against certain of our current or former officers, directors and/or employees.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2007, we acquired 37 companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 38.8% and 34.7% of our net revenue for the three and nine months ended September 30, 2007, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 88.2% and 88.1% of our net revenue in the three and nine months ended September 30, 2007, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	changes in accounting rules, particularly those related to the expensing of stock options;

•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in the methods, metrics or measures used by analysts to evaluate our stock;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

Due to the nature of our compensation packages, most of our executive officers regularly sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 of the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their opinion of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of September 30, 2007 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.6% of our outstanding common stock and held 58.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2007 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 12.8% of our outstanding common stock and held 58.3% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Some of the independent foundries upon which we rely to manufacture our products, as well as our own California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.

One of the third-party foundries upon which we rely to manufacture substantially all of our semiconductor devices is located in Taiwan. Taiwan has experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

Our California facilities, including our principal executive offices and major design centers, are located near major earthquake fault lines. Our international distribution center and some of our third-party foundries are located in Singapore, which could also be subject to an earthquake, tsunami or other natural disaster. If there is a major earthquake or any other natural disaster in a region where one or more of our facilities are located, our operations could be significantly disrupted. Although we have established business interruption plans to prepare for any such event, we cannot guarantee that we will be able to effectively address all interruptions that such an event could cause.

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

In the three months ended September 30, 2007, we issued an aggregate of 1.5 million shares of our Class A common stock upon conversion of a like number of shares of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of Class A common stock, and in most instances will automatically convert into one share of Class A common stock upon sale or other transfer. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In February 2007 our Board of Directors authorized a program to repurchase shares of our Class A common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program may be made at any time and from time to time during the 18 month period that commenced February 12, 2007. The following table presents details of our repurchases during the three months ended September 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

July 2007	1,840	$31.67	1,840
August 2007	1,787	33.75	1,787
September 2007	1,267	35.76	1,267

Total	4,894	33.49	4,894	$181,643

From the time this program was implemented through September 30, 2007, we repurchased a total of 24.7 million shares of Class A common stock at a weighted average price of $33.12 per share, of which $811.8 million was settled in cash during the nine months ended September 30, 2007 and the remaining $6.5 million was included in accrued liabilities at September 30, 2007.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

10.1*	Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant.
10.2*	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant.
10.3†*	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.
31*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/  Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Bret W. Johnsen
Bret W. Johnsen
Vice President and
Corporate Controller
(Principal Accounting Officer)

October 24, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant.
10.2*	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant.
10.3†*	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.
31*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

*	Filed herewith

**	Furnished herewith