Form 10-K
period 2007-12-31
BROADCOM CORP
filed 2008-01-28
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.7 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2007 there were 468.9 million shares of Class A common stock and 68.4 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Shareholders to be filed on or before March 31, 2008.

Broadcom®, the pulse logo, 54g®, Air Force®, Blutonium®, BroadVoice®, CryptoNetX®, FASTPATH®, InConcert®, NetLink®, NetXtreme®, QAMLink®, QuadSquad®, SecureEasySetup®, SiByte®, StrataSwitch®, StrataXGS®, V-thernet®, Videocore®, 125 High Speed Modetm, BladeRunnertm, BroadRangetm, BroadR-Reachtm, CableCheckertm, CellAiritytm, FirePathtm, Intensi-fitm, LoopDTechtm, NetXtreme IItm, PhyRtm, ROBOSwitchtm, ROBOswitch-plustm, ROBO-HStm, SmartPATHtm, StrataSwitch IItm, StrataXGS IIItm, SystemI/Otm and WebSuperSmarttm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2008 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom”, “we”, “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip (SoC) and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Please note that financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and have been superseded in their entirety by the information in our amended

Annual Report on Form 10-K/A for the year ended December 31, 2005, or the 2005 Form 10-K/A, and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007. All references in this Report to financial information for the year 2005 or prior years are to the information contained in the 2005 Form 10-K/A.

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

Target Markets and Broadcom® Products

We design, develop and supply a diverse portfolio of products targeted to a variety of wired and wireless communications markets. Our semiconductor and software solutions are ubiquitous, embedded in cable and DSL modems and digital set-top boxes, digital televisions, high definition DVD players, networking equipment, wireless-enabled laptop and desktop computers, and advanced PDAs and cellular phones, among other wired and wireless equipment. As described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we operate in one reportable operating segment, wired and wireless broadband communications.

In 2007 we introduced a number of products designed in the 65 nanometer complementary metal oxide semiconductor, or CMOS, process, which is currently the most advanced lithographic node for manufacturing semiconductors in large volumes. It provides significant benefits over the 90 nanometer and 130 nanometer processes by enabling lower power consumption, smaller size, higher yields and higher levels of integration. With the depth and breadth of our advanced portfolio of market proven IP, we are able to drive innovative new products to market and differentiate our solutions from the competition using the advanced 65 nanometer process.

The following is a brief description of each of our target markets and the SoC and software solutions that we provide for each market.

  Broadband Communications

Broadcom offers manufacturers a range of broadband communications and consumer electronics SoCs that enable voice, video and data services over residential wired and wireless networks. These highly integrated silicon solutions continue to enable advanced system solutions, which include broadband modems and residential gateways, digital cable, satellite and IP set-top boxes and media servers, high definition and digital television, universal, HD DVD and Blu-ray Disc® players and personal video recorders, and media PC technology. Net revenue from our broadband communications target market represented 37.4%, 37.8% and 34.4% of our total net revenue in 2007, 2006 and 2005, respectively.

Cable Modems

Unlike traditional dial-up modems that provide online access through the telephone system, cable modems provide users high-speed Internet access through a cable television network. Although cable networks were originally established to deliver television programming to subscribers’ homes, cable television operators have generally upgraded their systems to support two-way communications, high-speed Internet access and telecommuting through the use of cable modems. These modems are designed to achieve downstream transmission speeds of up to 43 megabits per second, or Mbps (North American standard), or 56 Mbps (international standard), and upstream transmission to the network at speeds of up to 30 Mbps. The speeds achieved by cable modems are nearly 1,000 times faster than the fastest analog telephone modems, which transmit downstream at up to 56 kilobits per second, or Kbps, and upstream at up to 28.8 Kbps. Cable modems typically connect to a user’s PC through a standard 10/100BASE-T Ethernet card or universal serial bus, also known as a USB, connection. A device called a cable modem termination system, or CMTS, located at a local cable provider’s network hub, communicates through television channels to cable modems in subscribers’ homes and controls access to cable modems on the network.

The cable industry’s adoption of an open standard, the Data Over Cable Service Interface Specification, commonly known as DOCSIS®, has made possible interoperability among various manufacturers’ cable modems and CMTS equipment used by different cable networks. The first specification, DOCSIS 1.0, was adopted in 1997 and enabled the cost-effective deployment of cable modems. In 1998 the DOCSIS 1.1 specification, which enhanced DOCSIS 1.0 to include support for cable telephony using VoIP technology, streaming video and managed data services, was announced. In 2002 DOCSIS 2.0 was announced and adds support for higher upstream transmission speeds of up to 30 Mbps and more symmetric IP services, and provides extra capacity for cable telephony. In 2007 the DOCSIS 3.0 specification was announced and provides enhanced data rates and security and is backwards compatible with prior standards.

The high speeds of today’s cable modems can enable an entirely new generation of multimedia-rich content over the Internet and allow cable operators to expand their traditional video product offerings to include data and telephone services. The adoption of cable modem services and the continued proliferation of homes with multiple PCs have also generated the need for residential networking. Cable television operators have recognized the opportunity to include this feature in the equipment they utilize for cable modem services through either home telephone line or wireless solutions, and the cable industry has created a specification called CableHometm that defines how a home intranet interoperates with a cable provider’s Internet service.

We offer integrated semiconductor solutions for cable modems and cable modem termination systems. We currently have a leading market position in both equipment areas, with an extensive product offering for the high-speed, two-way transmission of voice, video and data services to residential customers. Our complete system-level solutions include integrated circuits, reference design hardware and a full software suite to support our customers’ needs and accelerate their time to market.

Cable Modem Solutions.  All of our cable modem SoCs are built around our QAMLink® DOCSIS-compliant transceiver and media access controller, or MAC, technologies. These technologies enable downstream data rates up to 56 Mbps and upstream data rates up to 30 Mbps and are compliant with DOCSIS versions 1.0, 1.1 and 2.0. These devices provide a complete DOCSIS system solution in silicon, enabling quality of service, or QoS, to support constant bit rate services such as VoIP and video streaming.

Residential Broadband Gateway Solutions.  The levels of integration and performance that we continue to achieve in our cable modem SoCs are reducing the cost and size of the cable modems themselves, while providing consumers with easy to use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. Broadcom offers residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity. These products allow cable operators worldwide to provide residential broadband gateways capable of delivering digital telephone service via the PacketCabletm specification, IP video, and cable modem Internet services, as well as data over in-home Ethernet or wireless networks.

CMTS Solutions.  We have a complete end-to-end DOCSIS 1.0, 1.1, 2.0 and 3.0 compliant cable modem SoC for both head-end and subscriber locations. Our CMTS solution consists of downstream and upstream physical layer, or PHY, devices and a DOCSIS media access controller. This cable modem termination system enables the exchange of information to and from the subscriber location, making it a key element in the delivery of broadband access over cable.

DSL

Digital subscriber line technologies, commonly known as DSL, represent a family of broadband solutions that use a greater range of frequencies over existing telephone lines than traditional telephone services. This provides greater bandwidth to send and receive information. DSL speeds range from 128 Kbps to 52 Mbps depending upon the particular DSL standard and the distance between the central office and the subscriber. These data rates allow local exchange carriers to provide, and end users to receive, a wide range of new broadband services.

DSL technology has a number of standards or line codes used worldwide and we support all of them, such as asymmetric DSL, or ADSL, ADSL2, ADSL2+ and very-high-speed DSL, or VDSL, including the standard Annexes used in North America, Europe, Japan and China. In addition, we provide end-to-end technology, with solutions designed for both customer premises equipment, or CPE, and central office applications. Our DSL technologies enable local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, VoIP, video teleconferencing and IP data business services, over existing telephone lines.

In 2007 we introduced a communications upgrade technology called PhyRtm, which provides innovative impulse noise protection. This firmware is included in our industry leading ADSL2+/VDSL firmware and enables service providers to deliver a ten-fold improvement in noise resilience resulting in more advanced triple-play services for ADSL and VDSL networks. From a user’s perspective, the improved performance provides better service coverage, fewer errors and a better viewing experience when watching IPTV systems equipped with PhyR.

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

DSL Central Office Solutions.  We also provide highly integrated SoC solutions for DSL central office applications. Our BladeRunnertm high-density central office DSL chipset supports all worldwide DSL standards using our proprietary Firepathtm 64-bit digital signal processor. We believe these solutions will enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL connections that can be supported within telecommunication companies’ tight heat, power and space constraints. We also provide the inter-networking software that is enabling DSLAM technology to transition from Asynchronous Transfer Mode to Internet Protocol.

Digital Cable, Direct Broadcast Satellite and IP Set-Top Boxes and Digital Television

The last decade has seen rapid growth in the quantity and diversity of television programming. Despite ongoing efforts to upgrade the existing cable infrastructure, an inadequate number of channels exists to provide the content demanded by consumers. In an effort to increase the number of channels and provide higher picture quality, cable service providers began offering digital programming in 1996 through the use of new digital cable set-top boxes, or STBs. These digital cable STBs facilitate high-speed digital communications between a subscriber’s television and the cable network. Digital cable set-top boxes are currently able to support downstream transmission speeds to the subscriber up to 43 Mbps (North American standard) or 56 Mbps (international standard), as well as several hundred MPEG-2 or MPEG-4 advanced video coding compressed digital television channels.

Direct broadcast satellite, or DBS, is the primary alternative to cable for providing digital television programming. DBS broadcasts video and audio data from satellites directly to digital STBs in the home via dish antennas. Due to the ability of DBS to provide television programming where no cable infrastructure is in place, we believe that the global market for DBS set-top boxes will outpace the market for cable set-top boxes.

The Federal Communications Commission has stated that traditional terrestrial broadcast stations will be required to broadcast in digital format. Currently, the FCC is targeting 2009 for this mandated digital conversion that will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will create demand for new digital cable and satellite set-top boxes and digital television receivers. In addition, manufacturers can continue to develop and introduce new generations of digital cable and satellite set-top boxes that incorporate enhanced functionalities, such as Internet access, personal video recording, or PVR, video on demand, interactive television, HDTV, 3-D gaming, audio players and various forms of home networking.

TV manufacturers also plan to incorporate digital cable-ready capabilities into television sets for the North American market by integrating today’s cable set-top box functionality directly into TV sets. The manufacturers of TVs, through their trade association, the Consumer Electronics Association, and in cooperation with North American cable operators, have created an industry specification called the “plug-n-play” agreement. This agreement and its associated specification define how to design digital cable-ready TVs for connection into the North American cable infrastructure.

Cable-TV Set-Top Box Solutions.  We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated SoCs give manufacturers a broad range of features and capabilities for building standard digital cable-TV STBs for digital video broadcasting, as well as high-end interactive set-top boxes. These high-end set-top boxes merge high-speed cable modem functionality with studio-quality graphics, text and video for both standard definition television, or SDTV, and HDTV formats.

Our cable-TV set-top box silicon consists of front-end transceivers with downstream, upstream and MAC functions, single-chip cable modems, advanced 2D/3D video-graphics encoders and decoders, radio frequency television tuners based on CMOS process technology, and digital visual interface chipsets. These cable-TV set-top box chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Peripheral modules incorporated into front-end devices also provide support for common set-top box peripheral devices, such as infrared remotes and keyboards, LED displays and keypads.

Our chips provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability in either HDTV or SDTV format. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home, over either Ethernet or wireless networks. In addition, our set-top box SoCs incorporate PVR functionality that allows viewers to watch and record multiple programs and enables additional features such as selective viewing, fast forward, fast reverse, skip forward, skip back, and slow motion and frame-by-frame viewing.

In 2007 we announced several 65 nanometer products including a new dual-channel AVC/VC-1/MPEG-2 video decoder SoC that enables cable, satellite and IP-network STB manufacturers to develop extremely high performance media centers that integrate the most advanced features and functionality to securely access, store and share multiple types of media including HDTV programs, video-on-demand, or VoD, Internet content and digital music. In addition, we announced two fully integrated single- and dual-channel, multi-format satellite receivers that support DVB-S, DVB-S2 and 8PSK advanced modulation satellite applications; a new set-top box SoC that provides advanced high definition video compression for next generation cable, satellite and IP STBs; and a single-channel, multi-format high definition satellite receiver SoC that enables manufacturers to develop low cost satellite STBs that also support the DVB-S, DVB-S2 and 8PSK standards.

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

To meet the needs of the expanding broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services, enabling Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, a digital satellite tuner/receiver and a high performance broadband gateway modem, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.

IP Set-Top Box Solutions.  Broadcom also provides a family of next generation advanced video compression, high definition SoC solutions for IP set-top boxes. These solutions include high definition video decoder/audio processor chips and a dual channel high definition and personal video recorder chip.

Digital TV Solutions.  We were an early developer of advanced television systems committee, or ATSC, demodulators used for the reception of terrestrial HDTV signals broadcast in North America. Capitalizing on the FCC HDTV mandate and the “plug-n-play” agreement, as well as on our extensive cable-TV set-top box technology portfolio, we have developed a highly integrated digital TV SoC that, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete semiconductor solution for HDTV delivery platforms, including satellite, cable or terrestrial set-top boxes and integrated high definition televisions. Our integrated HDTV solution will allow television manufacturers to develop digital cable-ready televisions that connect directly to the North American cable infrastructure without the need for an external set-top box.

In late 2006 Broadcom announced a high definition DTV solution that supports full 1080p display resolution. This “television-on-a-chip” enables TV and other consumer equipment manufacturers to cost effectively build TVs and displays with the industry’s highest quality HD resolution that features superior picture, sound and graphics support, whether the content is analog or digital. In addition, our 65 nanometer process allows for the integration of substantially more features, improved performance and reduced overall power consumption, resulting in a lower total system cost for equipment manufacturers.

In 2007 we introduced a complete digital television receiver system targeted at the National Telecommunications and Information Administration’s digital-to-analog converter box program. The program, which is part of the FCC initiative, includes a budget that will be used to assist U.S. households in making an affordable transition from existing analog television sets to digital by providing coupons to households to defray the cost of digital TV converter boxes. As a result, we have introduced a turnkey digital television-on-a-chip and associated software to enable these digital-to-analog converter boxes, extending the lives of analog-only TVs.

High Definition DVD Players

The DVD player market is currently undergoing a transition as a result of the increased adoption of HDTV sets by consumers and the advent of advanced video compression technologies, such as H.264 (also known as MPEG-4 Part 10/advanced video coding, or AVC) and VC-1 (SMPTE 421M), the SMPTE standard based on Microsoft® Windows Media® Video 9. These trends have led television broadcasters and movie studios to begin offering more high definition video content. In turn, consumer electronics manufacturers have begun offering high definition DVD players and recorders, with substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with high resolution HDTV content. However, similar to the battle between VHS versus Betamax in the 1970’s and 1980’s, two competing optical disc formats have emerged: the Blu-ray Disc and HD DVD formats. Both Blu-ray Disc and HD DVD disc formats offer significantly greater storage capacity than the current DVD standard, but they differ in the depth of the recording layer inside the disc; like a standard DVD, the recoding layer in an HD DVD is midway through the disc, while in a Blu-ray Disc it can be found much closer to the surface. This difference makes the two formats incompatible.

Broadcom entered the high definition DVD player market through our acquisition of Sand Video, a developer of advanced video compression technology, in April 2004. Our initial product for this market is a high definition video decoder/audio processor chip that is fully compliant with both the Blu-ray Disc and HD DVD disc formats. This single-chip solution also provides backwards compatibility for current DVD video titles as well as new HD DVD titles that may be authored in an MPEG-2 format. In addition, we offer a reference design for the development of Blu-ray Disc and HD DVD media players that includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that afford our customers a wide range of integration options. In 2007 we introduced a universal optical disc platform that has an advanced feature set and a flexible optical disc software stack that is compliant with both Blu-ray Disc and HD DVD specifications, providing customers with a complete platform for next generation media players that support both disc formats, as well as other home entertainment and network applications. The new platform incorporates the decoding, processing and memory functions for both Blu-ray Disc and HD DVD media players, eliminating the need for manufacturers to build two hardware platforms. The platform supports a wide variety of mandatory audio and video compression standards required for Blu-ray Disc and HD DVD optical disc formats, and also provides full backwards compatibility for current DVD video titles as well as DVD-R, DVD-VR and audio CDs.

Media PC Technology

In 2007 we introduced new media PC solutions that enable flawless playback of high definition video content across a wide range of PCs. By lowering CPU utilization, and integrating seamlessly into Microsoft Windows Vista® and Windows® XP environments, our media PC solutions enable mainstream PCs featuring integrated graphics to play high definition content from either a Blu-ray Disc or HD DVD, as well as from HD downloaded or broadcast content. Our new media PC solutions are available in three add-in card formats, including desktop PCI Express®, PCI Express mini-card or ExpressCardtm 34, and as a chipset solution for PC motherboard applications.

  Enterprise Networking

Broadcom designs and develops complete SoC and software solutions that enable a robust, scalable, secure and easy-to-manage network infrastructure for the carrier/service provider, data center, enterprise and small-to-medium-sized business, or SMB, markets. Our solutions enable these networks to offer higher capacities and faster, more cost-efficient transport and management of voice, data and video traffic across wired and wireless networks. Broadcom’s technology can be found in a wide range of applications including switches and routers, gateways, security appliances, DSLAMs, 3G/4G wireless infrastructures, passive optical networks, cable and VoIP hardware, desktop and notebook computers, servers and network-attached printers. Net revenue from our enterprise networking target market represented 30.2%, 32.2 and 39.8% of our total net revenue in 2007, 2006 and 2005, respectively.

Local Area Networking

Local area networks, or LANs, consist of various types of equipment, such as servers, workstations and desktop and notebook computers, interconnected by copper, fiber or coaxial cables utilizing a common networking protocol, generally the Ethernet protocol. Ethernet scales in speed from 10 Mbps to 10 Gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment. As the volume and complexity of network traffic continues to increase, communications bottlenecks have developed in corporate LANs. As a result, technologies such as Gigabit Ethernet, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps, and 10BASE-T Ethernet, which supports data transfer rates of 10 Mbps.

Gigabit Ethernet has emerged as the predominant networking technology for desktop and notebook computers, and we expect server and backbone connections to continue to migrate to the newer 10 Gigabit Ethernet standard. We further expect the continued use of switch connections in place of legacy repeater connections. Switches not only have the ability to provide dedicated bandwidth to each connection, but also provide routing functionality and possess the capability to deal with differentiated traffic such as voice, video and data. As a result, we anticipate that a significant portion of the installed base of 10/100BASE-T Ethernet switches as well as network interface cards, or NICs, will be upgraded to faster technologies.

We have a complete line of Fast Ethernet, Gigabit Ethernet and 10 Gigabit Ethernet transceivers, controllers and switches that are highly integrated, low power SoC solutions for servers, workstations, desktop and notebook computers, VoIP phones and wireless access points that enable the high-speed transmission of voice, video and data services over the Category 5 unshielded twisted-pair copper wiring widely deployed in enterprise and small office networks. In 2007 we completed our 10 Gigabit Ethernet end-to-end networking portfolio with high speed network infrastructure products that enable users to share Internet access, exchange graphics and video presentations, receive VoIP and video conferencing services, and share peripheral equipment, such as printers and scanners. In addition, we incorporate intelligent networking functionality into our devices, enabling system vendors to deploy QoS features and applications, typically found only in the core of the network, to every corporate desktop.

Digital Signal Processing Communication Architecture.  Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions, and delivers performance of greater than 250 billion operations per second. This proprietary DSP architecture facilitates use in Fast Ethernet, Gigabit Ethernet and 10 Gigabit Ethernet, as well as the migration path to smaller process geometries and minimizes the development schedule and cost of our transceivers.

Fast Ethernet and Gigabit Ethernet Transceivers.  Our 10/100 Fast Ethernet transceiver product line ranges from single-chip 10/100 Ethernet transceivers to single-chip octal 10/100 Ethernet transceivers. These devices allow information to travel over standard Category 5 copper cable at rates of 10 Mbps and 100 Mbps. Our Gigabit Ethernet transceivers are enabling manufacturers to make equipment that delivers data at Gigabit speeds over existing Category 5 cabling. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. Additionally, we have developed a family of semiconductor solutions incorporating four transceivers in a single chip, which is optimized for high-port-density Gigabit Ethernet switches and routers.

With an emphasis on eight-port Gigabit Ethernet transceivers, we offer one of the industry’s lowest power and smallest sized eight-port physical layer transceiver chips. This octal Gigabit Ethernet PHY device is manufactured in a 90 nanometer process technology, dissipating less than 500 milliWatts of power per port while reducing printed circuit board space by up to 40 percent in high density metro and enterprise switch designs. The octal PHY features a high level of peripheral component integration that enables significant bill-of-materials cost savings for low-end and high-end switches, servers and data center applications. The move to the more advanced 90 nanometer process technology (versus .13 micron) provides for a higher level of integration that results in further reductions in power, package size and overall system cost for higher density enterprise and metro networking designs.

Our Gigabit transceivers are driving the market toward lower power and smaller footprints, making it easier and less expensive to build 10/100/1000 Ethernet NICs, switches, hubs and routers and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations. We plan to continue to incorporate additional functionality into all of our transceivers, providing customers with advanced networking features, higher performance, and on-chip and cable diagnostic capabilities.

In 2007 we introduced a new eight-port octal transceiver that extends the reach of Ethernet over twisted pair cables. The new 65 nanometer CMOS octal PHY features our BroadR-Reachtm technology that enables 10/100 Fast Ethernet to operate over extended distances, up to 500 meters, on one, two or four pairs of Category 5 or even telephone grade cables.

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

Gigabit Ethernet Controllers.  Built upon multiple generations of Gigabit Ethernet MAC technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnect, or PCI®, PCI-X® and PCI Express local bus interfaces for use in NICs and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and notebook computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables advanced management software to run in firmware so it can be remotely upgraded through simple downloads. The entire NetXtreme controller family incorporates security features, including integrated Trusted Platform Module 1.2 functionality, to enable PC manufacturers to offer hardware-based security as a standard feature on enterprise client personal computers. In 2007 we introduced new controllers, including our first 65 nanometer product, that support desktop and mobile architecture for system hardware, or DASH, client manageability initiatives developed by the Distributed Management Task Force. DASH is a web services-based client management technology that enables IT professionals to efficiently and securely manage their desktop and mobile systems while being in an in-band, out-of-band and/or out of service state.

Our NetXtreme IItm family of Ethernet controllers consists of converged network interface controllers, or C-NICs, that are designed to improve server performance by integrating a TCP/IP offload engine, remote direct memory access, iSCSI storage and remote management. NetXtreme II controllers simultaneously perform storage networking, high-performance clustering, accelerated data networking and remote system management pass-through functions. The entire NetXtreme II product family incorporates security features, including integrated Trusted Platform Module 1.2 functionality, and is fabricated in a .13 micron or .18 micron CMOS process. In 2007 we expanded our NetXtreme II controller portfolio from 1 Gigabit Ethernet solutions to 10 Gigabit Ethernet, with a true single-chip, dual-port 10 Gigabit Ethernet C-NIC specifically developed for high volume server designs. Leveraging two field proven generations of NetXtreme II C-NIC technology, we successfully delivered a fully functional, single-chip C-NIC at 10Gbps rates, with no external memory required. This new device completes our portfolio of 10 Gigabit Ethernet end-to-end solutions featuring market leading C-NICs, switches and PHYs, enabling OEM partners to enhance next generation servers with a complete portfolio of our 10 Gigabit Ethernet network infrastructure solutions.

Our NetLink® family of Gigabit Ethernet controllers is based on the PCI Express bus architecture and optimized for small-to-medium-sized businesses. Designed for use in personal computers, NetLink controllers enable applications such as video editing and file transfer, LAN gaming, video conferencing, multimedia data sharing and desktop management, while at the same time offering very low power consumption.

Ethernet Switches.  We now offer a broad switch-on-a-chip product line ranging from low cost, unmanaged and managed, OSI Layer 2 eight-port switch chips to high-end managed, Layer 3 through Layer 7 enterprise class switch chips. With our acquisition of Sandburst Corporation in 2006, we added high growth metro Ethernet scalable switch solutions to our portfolio. The applications supported by metro Ethernet solutions include carrier Ethernet switches and routers, next generation transport equipment, SONET/SDH telecommunications equipment and Ethernet access equipment. Our carrier Ethernet switch portfolio offers a broad feature set that enables carrier/service provider networks to support a large number of high value services such as VoIP, IPTV, video-on-demand, HDTV and internet gaming.

With the completion of our acquisition of LVL7 Systems, Inc. in early 2007, we added networking software to our portfolio of Ethernet switch solutions. This software enables communications system manufacturers to reduce development costs and deliver IP/Ethernet products to market faster. Our latest version of FASTPATH® software, version 5.0, was introduced in October 2007 and features two new products: FASTPATH SMB and SmartPATHtm. These new software solutions enable high quality, next generation networking solutions for the SMB market with significantly improved time-to-market, reduced development costs and minimized risk.

For SMB applications, our ROBOswitch-plustm product family consists of Layer 2+ switch chips supporting five, eight, 16 and 24 port 10/100 Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations of four, five, eight, 16 and 24 ports. We believe our switch chips make it economical for the remote office/business office and small office/home office network markets to have the same high-speed local connectivity as the large corporate office market. Our highly integrated family of switch products combines the switching fabric, MACs, Fast Ethernet and Gigabit Ethernet transceivers, media independent interface and packet buffer memory in single-chip solutions. These chips enable manufacturers to develop multiple switch design options that combine plug-and-play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the remote office and branch office user. Our ROBOSwitchtm products include CableCheckertm technology, which finds the location of wiring faults without disrupting live network traffic, and LoopDTechtm technology, which provides an immediate warning when a loop is introduced in the network, allowing the problem to be identified and remedied quickly. In 2006 we introduced a new family of ROBOswitch Gigabit Ethernet products, ranging from 16 to 48 Gigabit Ethernet ports, that features an integrated MIPS® processor, which reduces overall system cost. The ROBOswitch family includes products for unmanaged, smart and managed solutions.

For enterprise applications, our StrataXGS® product family provides the multi-layer switching capabilities of our earlier StrataSwitch® II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. These devices, in combination with our quad and octal Gigabit Ethernet transceivers, enable system vendors to build 12, 24 and 48 port multi-layer Gigabit Ethernet stackable switches, supporting systems with up to 1,536 Gigabit Ethernet ports. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video and data at high speeds over existing corporate networks. The StrataXGS family also enables advanced network management capabilities in the switching infrastructure to track data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP. The most recent generation of our StrataXGS product family incorporates advanced features such as IPv6 routing, unified wired and wireless switch management, advanced security and intrusion detection features, sophisticated traffic management, and scalable buffer and routing tables for high-end applications.

In 2007 Broadcom introduced a new 10 Gigabit Ethernet switch that provides 240 Gigabits of multi-layer switching capacity on a single chip. The new chip uses 65 nanometer process technology to achieve extremely low power consumption, ultimately enabling “greener” data centers. The new 10 Gigabit Ethernet switch provides data centers with greater density at a lower power, enabling cooler operations that better support a fluctuating volume of users due to the rich multimedia content associated with Web 2.0, online video-on-demand, social networking and interactive gaming.

Our StrataXGS family is based on previous StrataSwitch II technology. The family of high-end StrataSwitch products consists of wire-speed, multi-layer chips that combine multiservice provisioning capabilities with switching, routing and traffic classification functionality in single-chip solutions. Replacing as many as 10 chips with one, our StrataSwitch II family of chips incorporates 24 Fast Ethernet and two Gigabit Ethernet ports with advanced Layer 3 switching and multi-layer packet classification.

In 2007 we expanded our applications for Ethernet switches by enhancing the wattage available for such high power applications as 802.11n wireless access points, video and security technologies, and introduced our first power over Ethernet products. Featuring two highly integrated power sourcing equipment controllers, the new four-port controllers provide power to networked devices in enterprise, SMB or residential environments using the Ethernet cable infrastructure that is already in place for transferring voice, video and data.

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

We provide core logic technology that manages the flow of data to and from a system’s processors, memory and peripheral I/O devices. Our SystemI/O products are used to design low-end and mid-range servers with two to four CPUs, as well as storage, workstation, blades and networking platforms. These products also provide reliability, availability and serviceability features. Our HyperTransporttm-based server I/O controller incorporates PCI Express, PCI-X, HyperTransport tunnel and Gigabit Ethernet interfaces, while our current generation of SystemI/O products supports the AMD Opteron® product line and IBM PowerPC processors.

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

We offer a portfolio of CMOS OC-48 and OC-192 transceiver and forward error correction solutions, chips for Synchronous Optical Networks and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10 Gigabit Ethernet applications. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive gallium arsenide, bipolar or silicon germanium solutions. Our DWDM transport processor combines an OC-192 transceiver, forward error correction, performance monitoring logic and G.709 digital wrapper into a single-chip CMOS solution, occupying less than one half the space and consuming one-third the power of non-integrated solutions.

In addition, our latest generation of switch devices is designed for the Metro access and edge markets. These devices feature support for IPv4 and IPv6, MPLS, Ethernet over MPLS, advanced quality of service, and sophisticated packet classification and traffic management. They are also scalable to large systems with external memory.

Security Processors and Adapters

Most corporations use the Internet for the transmission of data among corporate offices and remote sites and for a variety of ecommerce and business-to-business applications. To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, an increasing amount of networking equipment will include technology to establish virtual private networks, or VPNs, which use the Internet Protocol security, or IPSec, protocol. In addition to VPNs, secure socket layer, commonly referred to as SSL, is used to secure sensitive information among users and service providers for ecommerce applications. Personal authentication has also become a part of daily life — people present “credentials” to prove their identity and gain access to a place or thing, such as a corporate network, or to engage in financial transactions. Our identities have increasingly become a collection of electronic bits. While enabling unprecedented levels of convenience, digital transactions inherently expose individuals and companies to a greater risk of identity theft and invasion of privacy.

Our SSL family of CryptoNetX® high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. Our PCI 2.2-compliant adapters provide a range of performance from 800 to 10,000 SSL transactions per second. Our current generation of CryptoNetX processors combine IP security, SSL protocol processing, cryptographic acceleration and hardware-based identity management and authentication into a single chip. These processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps full duplex. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications and to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

In 2006 Broadcom introduced a secure applications processor with integrated radio frequency identification technology that is designed to facilitate secure personal authentication transactions associated with physical access, logical access (into a PC or network) and contactless payment applications.

Broadband Processors

Broadband processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the broadband network. The continued growth of IP traffic, coupled with the increasing demand for new and improved services and applications such as security, high-speed access and quality of service, is placing additional processing demands on next generation networking and communications infrastructures. From the enterprise to access network to the service provider edge, networking equipment must be able to deliver wire-speed performance from the OC-3 standard, which transmits data at 155 Mbps, through the OC-192 standard, which transmits data at 10 Gbps, as well as the scalability and flexibility required to support next generation services and features. In the enterprise and data center markets, server and storage applications require high computational performance to support complex protocol conversions and services such as virtualization. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, networks and mobile infrastructure equipment must be able to support higher bandwidth rates utilizing low power resource levels.

Leveraging our expertise in large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next generation networks. Our SiByte® family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power dissipation, high integration of network-centric functions, and programmability based on an industry-standard instruction set architecture. At the heart of the SiByte family of processors is the SB-1 core, a MIPS 64-bit superscalar CPU capable of operating at frequencies of 400 MHz to 1.2 GHz. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Our devices are also being designed for utilization in the fast growing network storage market, including network attached storage, storage area networking and RAID applications. Our general purpose processors are ideal for the complex protocol conversions, virtualization and proxy computations that storage applications require.

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

  Mobile & Wireless Networking

Broadcom’s mobile and wireless products allow manufacturers to develop leading edge mobile devices, enabling end-to-end wireless opportunities for the home, business and mobile markets. Products in this area include solutions in major wireless market segments, including wireless local area networking, cellular and wide area networking, and personal area networking, as well as a comprehensive range of emerging next generation mobile technologies. Our portfolio of mobile and wireless products is enabling a new generation of portable devices including cellular handsets, gaming platforms and other wireless-enabled consumer electronics and peripherals, such as home gateways, printers, VoIP phones, PC cards and notebook computers. Net revenue from our mobile and wireless target market represented 32.4%, 30.0% and 25.8% of our total net revenue in 2007, 2006 and 2005, respectively.

Wireless Local Area Networking

Wireless local area networking, also known as wireless LAN, WLAN or Wi-Fi® networking, allows equipment on a local area network to connect without the use of any cables or wires. It adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home and office.

The first widely adopted standard for Wi-Fi technology was the IEEE 802.11b specification (the wireless equivalent of 10 Mbps Ethernet), which allowed transfer speeds up to 11 Mbps and spanning distances of up to 100 meters. However, the 802.11g specification (which provides almost five times the data rate of 802.11b networks), has replaced 802.11b as the mainstream wireless technology for both business and consumer applications. A third standard, 802.11a, applies to wireless LANs that operate in the 5 GHz frequency range with a maximum data rate of 54 Mbps. In 2007 a fourth Wi-Fi standard was ratified called 802.11n, which promises to deliver up to eight times the throughput and up to four times the range of 802.11g. Broadcom is already shipping WLAN solutions to conform to the 802.11n standard and has solutions covering all four of the Wi-Fi standards.

Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as printers, digital cameras, gaming devices, PDAs, cellular phones and broadband modems. Our 54g® chipsets represent our implementation of the IEEE 802.11g wireless LAN standard that preserves full interoperability with 802.11b but provides connectivity at speeds of up to 54 Mbps. We offer a family of low power Wi-Fi chipsets that are specifically designed to allow PDAs, portable music players, cellular phones, and handheld games to connect to wireless home or enterprise networks using 802.11b, 802.11g or 802.11a/g dual-band technology. Our Intensi-fitm chipsets, introduced in 2006, are built to support the 802.11n standard, and are backwards compatible to all previous WLAN standards: 802.11a, 802.11b, and 802.11g. These chipsets enable us to serve a new demand for video distribution in the home.

Continuous software and hardware performance enhancements have refined our wireless LAN product family, which includes 125 High Speed Modetm technology (which increases the speed of wireless transmissions), BroadRangetm technology (which extends Wi-Fi coverage range), and SecureEasySetup® (an advanced software that enables simple setup of a secure wireless network). All of these AirForce® products also offer advanced security features, including certified support for Wi-Fi Protected Accesstm, or WPA versions 1 and 2, the Cisco Compatible Extensions, and hardware accelerated Advanced Encryption Standard, or AES, encryption. Our entire family of wireless LAN chips consists of all-CMOS solutions that are capable of self-calibration based on usage temperatures and other environmental conditions.

Cellular Technology

The cellular handset market is transitioning from pure voice to broadband multimedia and data, transforming the traditional cellular phone from a voice-only device into a multimedia gateway. Products emerging from this transition will allow end-users to wirelessly download email, view web pages, stream audio and video, play games and conduct videoconferences with cellular phones, smartphones, notebook computers and other mobile devices.

The international Global System for Mobile Communication, or GSM, is currently the dominant standard for cellular mobile communications. Enhanced data communications standards derived from GSM include General Packet Radio Services, or GPRS, Enhanced Data Rates for GSM Evolution, or EDGE, and Universal Mobile Telecommunications System, or UMTS. UMTS technologies, including Wideband Code Division Multiple Access, or WCDMA, High Speed Downlink Packet Access, or HSDPA, and High Speed Uplink Packet Access, or HSUPA, are typically referred to as 3G technologies. These standards have extended GSM to enable packet-based “always on” Internet applications and more efficient data transport with higher transmission rates and better network utilization for a new generation of data services such as Internet browsing, 3D gaming and multimedia messaging with rich graphics and audio content.

We develop and market GSM, GPRS, EDGE and UMTS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and smartphones. Our CellAiritytm cellular products include baseband processor solutions, which integrate both mixed signal and digital functions on a single chip, a cellular software suite that includes enhanced communications and multimedia functionality, and pre-integrated cellular phone reference designs that assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases.

Wireless Personal Area Networking

The Bluetooth® short-range wireless networking standard is a low cost wire replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, smartphones, headsets and automotive electronics. Bluetooth short-range wireless connectivity enables personal area networking, or PAN, at speeds up to 3 Mbps, and can cover distances up to 30 feet. Bluetooth technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless headset connections to cellular phones and wireless mouse and keyboard applications.

Our Blutonium® family of single-chip Bluetooth devices and software profiles and stacks provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our Bluetooth solutions have been qualified by the Bluetooth Qualification Board to meet version 1.2, 2.0 and 2.1 of the Bluetooth specification, and are incorporated in PCs, PDAs, wireless mice and keyboards, GSM/GPRS/UMTS and CDMA mobile phones, and other end products.

Our Bluetooth solutions are designed in standard CMOS process technology and offer the industry’s highest levels of performance and integration, allowing them to be highly reliable while reducing manufacturing costs. In addition, we have developed InConcert® coexistence technology to allow products enabled with our AirForce Wi-Fi and Blutonium Bluetooth chips to collaboratively coexist within the same radio frequency.

Broadcom added several new and enhanced products to its Bluetooth product line in 2007, including two new devices optimized for high-end and basic headsets. These new solutions for Bluetooth wireless headsets integrate our new SmartAudiotm voice clarity technology and a special version of our BTE software that improves the audio performance of wireless mono and stereo headsets. Targeting the greater than 80 million unit Bluetooth headset market, these two chips enable the development of complete lines of high- and low-end headsets with sleek form factors, longer battery life and an improved audio experience.

Global Positioning Systems Applications

In 2007 Broadcom acquired Global Locate, Inc., an industry leading provider of global positioning system and assisted GPS, or A-GPS, semiconductor products and software. With the demand for GPS devices increasing dramatically as the deployment of GPS in mobile phones and personal navigation devices increases, combining Global Locate’s GPS technology with our leading Bluetooth, Wi-Fi, cellular and other mobile technologies will provide leading handset makers with wireless connectivity solutions that add significant value to mobile devices and smartphone products.

Global Locate focused on GPS chip and navigation technology since it was founded in 1999 and has developed a worldwide GPS reference network that provides assistance data to its A-GPS-equipped chips via cellular data channels (GPRS or 3G), boosting performance and reducing the time required to determine a location by up to 100 times. As a result of this acquisition, we believe that we currently are the only supplier with top-tier customers in Bluetooth, Wi-Fi, FM radio and GPS, which represent four of the key wireless technologies currently being added to next generation mobile phones.

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

Unlike hard-wired processor cores, Videocore devices are built to provide customers the benefit of software flexibility and programmability. Videocore supports a wide variety of standard and non-standard software and codecs including, but not limited to, extremely low power implementations of MPEG-4 and H.264 for video, MP3 and AAC for audio, and MIDI. Providing the base codecs to our key customers allows them to rapidly develop next generation products while maintaining backwards compatibility with applications software. Because the programmable architecture of our mobile multimedia processors enables a complete range of multimedia functions to be executed in software, the system designer can quickly move to production without the costly overhead and time-to-market uncertainty of hardware accelerators. The scalability of the architecture allows features or new industry standard codecs to be added shortly before product release or through firmware upgrades in the field.

Our Videocore products can be used either as standalone multimedia processors or as co-processors in conjunction with a host processor such as a cellular baseband. Videocore-enabled video and multimedia processors for advanced handheld multimedia products are designed and optimized for video record/playback, still image capture and processing, mobile TV and 3-D mobile gaming. Videocore technology is designed to create power efficient, high performance processors focused on multimedia for cellular handsets, but we are also deploying Videocore processors into a number of other portable applications, such as portable media players where battery life and performance are important.

Mobile Application Processors

The increasing popularity of multimedia features in cellular phones and other portable devices, such as mobile televisions and portable audio, video and gaming devices, is generating a demand for high-end applications processors optimized to work with video and camera capabilities at prices affordable to consumers. Our family of mobile application processors, which integrate our Videocore multimedia processor and an ARM11® applications processor, software, and reference designs, enable an array of multimedia features, including support for an 8 megapixel digital camera, MPEG-4/H.264 VGA video decoding at 30 frames per second, video encoding at 30 frames per second, and NTSC/PAL TV signal output via composite, component and S-video connections, and to support advanced mobile device applications such as email, web browsing, file management and graphical user interfaces.

Mobile Power Management

As cellular networks evolve to so-called 2.5G and 3G technologies, increasingly sophisticated functionality and applications are becoming available in new cellular handsets and other portable devices. The convergence of complex multimedia functionality, including high-resolution digital still camera capabilities, mobile gaming, MP3 and video playback, Internet access, GPS receivers and mobile television, is becoming standard on many portable devices. However, each of these applications adds to the power management complexity of the overall system, creating a need for more sophisticated battery charging, monitoring, and system power supply and management. Portable device makers are seeking advanced power management solutions that reduce total system cost, occupy very little board space and are flexible and scalable enough to manage even the most demanding power requirements. Broadcom provides a family of power management devices that intelligently manage power consumption in mobile devices to optimize system operation and maximize battery life in cellular phones, MP3 players, portable navigation products, portable media and game players and security applications.

Voice over IP

Voice over Internet Protocol refers to the transmission of voice over any IP packet-based network. VoIP is stimulating dramatic changes in the traditional public switched and enterprise telephone networks since packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build-out of the Internet and deregulation of long distance and local phone services.

The enterprise equipment market is being radically affected by the convergence of corporate data networks and voice communications. A host of new enterprise services can be enabled when a LAN-based Ethernet switching infrastructure is used to carry both data and voice. We provide both silicon and software to enable our enterprise equipment customers to provide cost-effective IP phones.

Within residential markets, VoIP is gaining momentum as a viable alternative to traditional public telephone networks. In addition to enabling cost savings for long distance calls, VoIP creates a number of consumer product opportunities and applications for equipment vendors and service providers.

IP Phone Processors.  Our IP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our processors have enabled the development of new XML-based IP phones that can perform a wide variety of functions that traditional phones cannot support. Originally focused on Fast Ethernet, these processors now include support for Gigabit Ethernet as well to address the growing deployment of Gigabit Ethernet throughout enterprises.

Residential Terminal Adapter Processors.  Our terminal adapter VoIP solutions enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers.

Wi-Fi Phone Processors.  Our Wi-Fi phone processor enables the development of next generation, cordless phone replacement devices. These Wi-Fi phones are beginning to be deployed in both enterprises and homes as the use of broadband and Wi-Fi applications increases in these markets.

All of our VoIP processors support our BroadVoice® technology, which features a wideband high fidelity mode that significantly improves the clarity and quality of telephony voice service.

Mobile Digital TV

Mobile digital TV refers to a series of new broadcast technology standards targeted specifically at mobile platforms. As incorporation of video into mobile devices becomes more prevalent, broadcast technologies offer improved viewing quality and lower network loading as compared to video over 3G IP transfers. Of these standards, the digital video broadcasting-handheld, or DVB-H, standard currently offers broad geographic coverage worldwide. DVB-H is based on the DVB-T standard with lower power features.

Our tuner, which supports both the DVB-T and DVB-H standards, can be combined with off-the-shelf demodulators from third parties to provide a complete mobile digital TV solution for DVB-H and DVB-T.

Reference Platforms

We develop reference platforms designed around our integrated circuit products that represent prototypical system-level applications for incorporation into our customers’ equipment. These reference platforms generally include an extensive suite of software drivers as well as protocol and application layer software to assist our customers in developing their own end products. By providing these reference platforms, we assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms also enhance the customer’s confidence that our products will meet its market requirements and product introduction schedules.

Customers and Strategic Relationships

We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets.

Customers currently shipping wired and wireless communications equipment incorporating our products include Alcatel, Apple, Cisco, Dell, EchoStar, Hewlett-Packard, IBM, LG, Motorola, Netgear, Nintendo, Nokia, Nortel Networks, Pace, Samsung, and Thomson CE, among others. To meet the current and future technical needs in our target markets, we have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses.

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 39.7%, 46.5% and 48.5%% of our net revenue in 2007, 2006 and 2005, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

We expect that our key customers will continue to account for a substantial portion of our net revenue in 2008 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Core Technologies

Using proprietary technologies and advanced design methodologies, we design, develop and supply complete SoC solutions and system-level software, together with related hardware and software applications for our target markets. Our proven SoC design methodology has enabled us to be first to market with advanced chips that are highly integrated and cost-effective, and that facilitate the easy integration of our customers’ intellectual property. Our design methodology leverages industry-standard, state-of-the-art electronic design automation tools, and generally migrates easily to new silicon processes and technology platforms. It also allows for the easy integration of acquired or licensed technology, providing customers with a broad range of silicon options with differentiated networking and performance features.

We believe our key competitive advantages include superior engineering execution and our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

•	proprietary communications systems algorithms and protocols;
•	advanced DSP hardware architectures;
•	SoC design methodologies and advanced library development for both standard cell and full-custom integrated circuit design;

•	high performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes;
•	high performance custom microprocessor architectures and circuit designs; and
•	extensive software reference platforms and board-level hardware reference platforms to enable complete system-level solutions.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2007 we had 4,676 research and development employees, the majority of whom hold advanced degrees, including 501 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the SoC solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of wired and wireless communications markets with a relatively focused investment in research and development.

We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. Our current plans are to maintain our significant research and development staffing levels in 2008 and for the foreseeable future. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have design centers in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Bloomington, Minnesota; Matawan and Glen Rock, New Jersey; Morrisville, North Carolina; Lancaster, Pennsylvania; Austin, Texas and Seattle, Washington, among other locations. Internationally, we have design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Singapore, Taiwan and the United Kingdom, among other locations. We anticipate establishing additional design centers in the United States and in other countries.

Our research and development expense was $1.349 billion, $1.117 billion and $681.0 million in 2007, 2006 and 2005, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $353.6 million, $307.1 million and $68.6 million in 2007, 2006 and 2005, respectively.

Manufacturing

Wafer Fabrication

Most of our products are manufactured using standard CMOS process techniques. The standard nature of these processes permits us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

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

We depend on five independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Singapore and Taiwan, several of which maintain multiple fabrication facilities in various locations. Limitation of any of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our products are currently fabricated with .35 micron, quad layer metal; .22 micron, five layer metal; .18 micron, five and six layer metal; .13 micron, six and seven layer metal; 90 nanometer, six and seven layer metal structures; and 65 nanometer, six and seven layer metal structures. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies, and are designing most new products in 65 nanometer process technology, seven to eight layer metal, feature sizes. Although our experience to date with the migration of products to smaller processes geometries has been predominantly favorable, the transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar expenses and difficulties or delays as we continue to transition our products to smaller geometry processes. Other companies in our industry have experienced difficulty transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented.

Assembly and Test

Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our eight key subcontractors: Advanced Semiconductor Engineering in China and Taiwan; Amkor in Korea, Philippines and China; ASAT in Hong Kong; EEMS Test Singapore in Singapore; Signetics in Korea; Siliconware Precision in Taiwan; STATS ChipPAC in Singapore, Korea, Malaysia and China; and United Test and Assembly Center in Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

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

We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed price basis, any improvement in yields can reduce our cost per chip.

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

Environmental Management

We monitor the environmental impact of our products. Our manufacturing flow is registered to ISO 14000, the international standard related to environmental management, by our subcontractors. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS Directive. However, it is possible that unanticipated supply shortages or delays may occur as a result of the application of ISO 14000, the RoHS Directive or other standards or regulations.

Product Distribution

Initially we distributed products to our customers through an operations and distribution center located in Irvine, California. In 1999 we established an international distribution center in Singapore. This facility put us closer to our suppliers and many key customers and improved our ability to meet customers’ needs. Our Irvine facility continues to ship products to U.S. destinations, while our Singapore facility distributes products to international destinations. Net revenue derived from actual shipments to international destinations, primarily in Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 87.4%, 86.5% and 84.5% of our net revenue in 2007, 2006 and 2005, respectively.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted wired and wireless communications markets by providing quality, state-of-the-art products, superior engineering execution, and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our sales occur through our direct sales force, which is based in offices located in California, Colorado, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Ohio, Texas and Virginia. We have also engaged independent distributors, Arrow Electronics and Avnet, Inc., to service the North American and South American markets.

We market and sell our products internationally through regional offices located in Canada, China, Finland, France, Germany, Japan, Korea, the Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom, among other locations, as well as through a network of independent distributors and representatives in Australia, Canada, Germany, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.

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

We currently hold over 2,500 U.S. and 1,000 foreign patents and have filed more than 7,400 additional U.S. and foreign patent applications. We may not receive any additional patents as a result of these applications or future applications. Even if additional patents are issued, any claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors, that develop products based upon the adopted industry standards.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, we have in the past and continue to be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. We may also be sued by parties who may seek to invalidate one or more of our patents. Intellectual property claims and litigation may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or to redesign certain products offered for sale or under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology. We may also have to indemnify certain customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, the defense of these claims could result in significant costs and a diversion of management and personnel resources. In any of these events, our business, financial condition and results of operations may be materially and adversely affected. Additionally, we have sought and may in the future seek to obtain licenses under other parties’ intellectual property rights and have granted and may in the future grant licenses to certain of our intellectual property rights to others in connection with cross-license agreements or settlements of claims or actions asserted against us. However, we may not be able to obtain licenses under another’s intellectual property rights on commercially reasonable terms, if at all.

Employees

As of December 31, 2007 we had 6,347 full-time, contract and temporary employees, including 4,676 individuals engaged in research and development, 654 engaged in sales and marketing, 437 engaged in manufacturing operations, and 580 engaged in finance, legal and general administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic, political and market conditions affecting the semiconductor industry and wired and wireless communications markets, including without limitation seasonality in sales of consumer products into which our products are incorporated;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	the gain or loss of a key customer, design win or order;
•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;
•	our dependence on a few significant customers for a substantial portion of our revenue;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;
•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;
•	changes in our product or customer mix;
•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;
•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the volume of our product sales and pricing concessions on volume sales; and
•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products, enabling us to benefit from economies of scale and more efficient designs.

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

We have recently entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue on a ratable basis over the expected life of the service being provided. There are also other scenarios under EITF 00-21 whereby revenue may be deferred for even longer periods or ratable recognition over the service period may not be permitted and all of the revenue may be required to be recognized in later periods or at the end of the arrangement. As we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

Additionally, in the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the second half of 2006 and in the fourth quarter of 2004 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than nine months to test, evaluate and adopt our product and an additional three to more than twelve months to begin volume production of equipment that incorporates our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, our revenue and financial results could be materially and adversely impacted.

We maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding the product, price, quantity, and when products are shipped to their customer as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 6,347 full-time, contract and temporary employees as of December 31, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to continue to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the longer term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. Also, if we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In any such event, our business, financial condition and results of operations would be materially and adversely affected.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and more recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in March 2007 we relocated our headquarters and Irvine operations to new, larger facilities that have enabled us to centralize all of our Irvine employees and operations on one campus. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

Our historical results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new silicon devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products or lower than anticipated manufacturing yields in the early production of such products. If we were to experience any similar delays in the successful completion of a new product or similar reductions in our manufacturing yields for a new product in the future, our customer relationships, reputation and business could be seriously harmed.

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

Sales to our five largest customers represented 39.7%, 46.5% and 48.5% of our net revenue in 2007, 2006, and 2005, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies. Delays in development could impair our relationships with strategic customers and negatively impact sales of the products under development.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 2,500 U.S. and 1,000 foreign patents and have filed more than 7,400 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. There are various intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue, and expose us to significant liability. Any of these claims or litigation may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain licenses under other parties’ intellectual property rights and have granted and may in the future grant licenses to certain of our intellectual property rights to others in connection with cross-license agreements or settlements of claims or actions asserted against us. However, we may not be able to obtain licenses under another’s intellectual property rights on commercially reasonable terms, if at all.

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

Our operating results for 2006 and prior periods have been materially and adversely impacted as a result of the voluntary review of our past equity award practices reported in January 2007. Any related action by a governmental agency could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or certain of our current officers, directors and/or employees. Such matters, and the civil litigation relating to our past equity award practices or the January 2007 restatement of our financial statements for periods ended on or before March 31, 2006, could result in significant costs and the diversion of attention of our management and other key employees.

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

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. On July 19, 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice on that date. On August 8, 2007 our Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, we believe that the issues the staff intends to pursue relate to our historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. Dr. Samueli and Mr. Dull have provided written submissions to the SEC in response to the Wells Notices and may seek meetings with the SEC staff. In response to our Wells Notice, we have communicated with the SEC staff in an effort to explore possible resolution and are awaiting further communication. We are continuing to cooperate with the SEC investigation, but do not know when or how the investigation will be resolved or what, if any, actions the SEC may require us, Dr. Samueli and/or Mr. Dull to take as part of that resolution. Any resolution of this investigation could result in civil sanctions and/or fines against Broadcom and/or certain of our current or former officers, directors and/or employees, as well as potential bars against certain of our current or former officers, directors and/or employees serving as officers or directors of public companies.

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

Additionally, as discussed in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements could result in significant costs and diversion of the attention of management and other key employees. Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as the results of these matters reach conclusion. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse all of the expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously made by our insurance companies.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our co-founder, Chairman of the Board and Chief Technical Officer, Henry Samueli, Ph.D., our Chief Executive Officer, Scott A. McGregor, and other senior executives. We have employment agreements with Mr. McGregor and Eric K. Brandt, our Senior Vice President and Chief Financial Officer; however the agreements do not govern the length of their service. We do not have employment agreements with any other executives, or any other key employees, although we do have limited retention arrangements in place with certain executives. The loss of the services of Dr. Samueli, Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, or if they were to be barred from serving as an officer or director as part of any resolution of the SEC proceedings, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. During the time that our periodic filings with the SEC were not current, as a result of the voluntary review of our equity award practices, we were not able to issue shares of our common stock pursuant to equity awards. We cannot be certain that we will be able to continue to attract, retain and motivate employees if we are unable to issue shares of our common stock pursuant to equity awards for a sustained period or in the event of substantial declines in the price of our Class A common stock, such as the decline that commenced in the second half of 2007.

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

Because we rely on outside foundries with limited capacity, we face several significant risks in addition to those discussed above, including:

•	a lack of guaranteed wafer supply and potential wafer shortages and higher wafer prices;
•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs and other terms; and
•	the unavailability of, or potential delays in obtaining access to, key process technologies.

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

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use five independent foundries to manufacture substantially all of our semiconductor products, each component is typically manufactured at only one or two foundries at any given time, and if any of our foundries is unable to provide us with components as needed and under acceptable terms, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or on reasonable terms or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our business, financial condition and results of operations.

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

Highly complex products such as the products that we offer frequently contain hardware or software defects or bugs when they are first introduced or as new versions are released. Our products have previously experienced, and may in the future experience, these defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by us, our subcontractors, suppliers and customers, it is possible that new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or field replacement costs. These problems may divert our technical and other resources from other development efforts and could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. Moreover, we may lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. In addition, system and handset providers that purchase components may require that we assume liability for defects associated with products produced by their manufacturing subcontractors and require that we provide a warranty for defects or other problems which may arise at the system level.

To remain competitive, we must keep pace with rapid technological change and evolving industry standards in the semiconductor industry and the wired and wireless communications markets.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these wired and wireless communications markets could materially and adversely affect our business, financial condition and results of operations. These rapid technological changes and evolving industry standards make it difficult to formulate a long-term growth strategy because the semiconductor industry and the wired and wireless communications markets may not continue to develop to the extent or in the time periods that we anticipate. We have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as and when we anticipate, or if our products do not gain widespread acceptance in those markets, our business, financial condition and results of operations could be materially and adversely affected.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .22 micron, .18 micron, .13 micron, 90 nanometer or 65 nanometer geometry processes. We are now designing most new products in 65 nanometer process technology and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2007, we acquired 37 companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline. Beginning January 1, 2009, the accounting for future business combinations will change. We expect that the new requirements will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 35.5%, 28.2% and 25.8% of our net revenue in 2007, 2006 and 2005, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 87.4%, 86.5% and 84.5% of our net revenue in 2007, 2006 and 2005, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

Due to the nature of our compensation packages, most of our executive officers regularly sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their opinion of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of December 31, 2007 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.5% of our outstanding common stock and held 58.5% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2007 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 12.6% of our outstanding common stock and held 57.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

None.

Item 2.	Properties

We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, we lease additional design facilities in Tempe, Arizona; San Diego County, California; Colorado Springs, Fort Collins and Longmont, Colorado; Duluth, Georgia; Germantown, Maryland; Andover, Massachusetts; Bloomington, Minnesota; Matawan and Glen Rock, New Jersey; Morrisville, North Carolina; Lancaster, Pennsylvania; Austin, Texas and Seattle, Washington, among other locations.

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

The leased facilities comprise an aggregate of approximately 2.3 million square feet. Our principal facilities have lease terms that expire at various dates through 2017. In March 2007 we relocated our corporate headquarters to a new, larger facility in Irvine, which consists of eight buildings with an aggregate of approximately 0.69 million square feet. The lease agreement provides a term of ten years and two months, through May 2017. In April 2008 we will occupy a ninth building under this lease, bringing the total leased space to approximately 0.75 million square feet.

We believe that the facilities under lease will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings

The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, in the three months ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2007
Fourth Quarter	$43.07	$25.70
Third Quarter	37.51	29.36
Second Quarter	35.25	29.01
First Quarter	37.05	29.27
Year Ended December 31, 2006
Fourth Quarter	$37.50	$26.80
Third Quarter	31.27	21.98
Second Quarter	46.97	28.71
First Quarter	50.00	30.96

As of December 31, 2007 and 2006 there were 1,280 and 1,448 record holders of our Class A common stock and 202 and 213 record holders of our Class B common stock, respectively. On January 25, 2008 the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $23.04 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, the NASDAQ Composite Index and the Philadelphia Semiconductor Index over the five year period ended December 31, 2007. The graph assumes $100 invested at the indicated starting date in our Class A common stock and in each of the market indices, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our Class A common stock and do not anticipate paying any cash dividends in the foreseeable future. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR
THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2007

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies, and for purchases of our common stock from time to time. We do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In 2007 we issued an aggregate of 8.2 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

Issuer Purchases of Equity Securities

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million. On July 24, 2006 the Board decided to suspend purchasing shares of our Class A common stock under the share repurchase program as a result of the then-pending voluntary review of our equity award practices. From the time the program was first implemented through July 24, 2006, we repurchased a total of 12.8 million shares of Class A common stock at a weighted average price of $33.47 per share. The program expired, without further repurchases, in January 2007.

In February 2007 the Board authorized a new program to repurchase shares of our Class A common stock, or the February 2007 Repurchase Program. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program were to be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007. The February 2007 Repurchase Program was completed November 1, 2007, at which time we had repurchased 30.1 million shares of Class A common stock at a weighted average price of $33.25 per share.

In November 2007 the Board authorized a new program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors, or the November 2007 Repurchase Program. Repurchases under this program may be made at any time and from time to time during the period commencing November 19, 2007 and continuing through and including December 31, 2008.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our various repurchases under the February and November 2007 Repurchase Programs during the three months ended December 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

February 2007 Repurchase Program
October 2007	5,109	$33.92	5,109
November 2007	253	32.80	253
December 2007	—	—	—

Total	5,362	33.87	5,362	$—

November 2007 Repurchase Program
November 2007	1,728	$27.59	1,728
December 2007	3,990	27.22	3,990

Total	5,718	27.34	5,718	$843,711

From the time the November 2007 program was implemented through December 31, 2007, we repurchased a total of 5.7 million shares of Class A common stock at a weighted average price of $27.34 per share, of which $140.2 million was settled in cash during the three months ended December 31, 2007 and the remaining $16.1 million was included in accrued liabilities at December 31, 2007.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,
	2007		2006	2005(2)	2004(2)	2003(2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Net revenue	$3,776,395	(4)	$3,667,818	$2,670,788	$2,400,610	$1,610,095
Cost of revenue(1)	1,832,178		1,795,565	1,267,799	1,196,767	866,359

Gross profit	1,944,217	(4)	1,872,253	1,402,989	1,203,843	743,736
Operating expense:
Research and development(1)	1,348,508		1,117,014	681,047	598,697	732,386
Selling, general and administrative(1)	492,737		504,012	274,260	244,037	259,258
Amortization of purchased intangible assets	1,027		2,347	4,033	3,703	3,504
In-process research and development	15,470		5,200	43,452	63,766	—
Impairment of goodwill and other intangible assets	1,500		—	500	18,000	439,611
Settlement costs	—		—	110,000	68,700	194,509
Restructuring costs (reversal)	—		—	(2,500)	—	2,932
Stock option exchange(1)	—		—	—	—	413,161

Income (loss) from operations	84,975	(4)	243,680	292,197	206,940	(1,301,625)
Interest income, net	131,069		118,997	51,207	15,010	6,828
Other income, net	3,412		3,964	3,465	7,317	26,053

Income (loss) before income taxes	219,456	(4)	366,641	346,869	229,267	(1,268,744)
Provision (benefit) for income taxes	6,114		(12,400)	(20,220)	56,082	25,127

Net income (loss)	$213,342	(4)	$379,041	$367,089	$173,185	$(1,293,871)

Net income (loss) per share (basic)(3)	$0.39		$0.69	$0.72	$0.36	$(2.95)

Net income (loss) per share (diluted)(3)	$0.37		$0.64	$0.66	$0.33	$(2.95)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$2,186,572	$2,158,110	$1,437,276	$858,592	$558,669
Working capital	2,296,671	2,673,087	1,736,382	1,085,099	491,830
Goodwill and purchased intangible assets, net	1,423,328	1,214,174	1,156,934	1,079,262	834,319
Total assets	4,838,193	4,876,766	3,752,199	2,885,839	2,017,622
Total shareholders’ equity	4,036,148	4,191,666	3,140,567	2,363,743	1,489,408

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(2)	The amounts included in 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006. Had Broadcom applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, in prior periods, we would have reported net losses of $94.8 million, $608.6 million and $2.062 billion in 2005, 2004 and 2003, respectively. We would have reported net losses per share (basic and diluted) of $0.19, $1.27 and $4.71 in 2005, 2004 and 2003, respectively. See Notes 1 and 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(3)	See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.

(4)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007. See Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations data above:

	Years Ended December 31,
	2007(1)	2006(1)	2005	2004	2003
	(In thousands)
Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$26,470	$24,589	$4,177	$4,776	$44,522
Research and development	353,649	307,096	68,606	102,253	298,081
Selling, general and administrative	139,533	136,679	29,232	30,897	69,053
Stock option exchange	—	—	—	—	410,381

(1)	The amounts included in 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006.

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2007. Certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2007 presentation. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

As a reminder, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, or earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007. For a discussion of the restated financial information contained in the amended Reports, see “Equity Award Review,” below.

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

Net Revenue.  Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from royalty revenue from a patent license agreement, software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.

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

The following table presents details of our net revenue:

	Years Ended December 31,
	2007	2006	2005

Sales of semiconductor products	98.2%	99.4%	99.1%
Royalties and other	1.8	0.6	0.9

	100.0%	100.0%	100.0%

	Years Ended December 31,
	2007	2006	2005

Sales made through direct sales force	85.0%	85.1%	84.4%
Sales made through distributors	15.0	14.9	15.6

	100.0%	100.0%	100.0%

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the semiconductor industry and wired and wireless communications markets;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;
•	seasonality in the demand for consumer-oriented products into which certain of our products are incorporated;
•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

For these and other reasons, our net revenue and results of operations in 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,
	2007	2006	2005

Motorola	11.2%	15.4%	15.5%
Cisco(1)	*	11.2	12.4
Five largest customers as a group	39.7	46.5	48.5

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2007	2006	2005

Asia (primarily in Japan, Korea, China and Taiwan)	26.5%	19.5%	17.8%
Europe (primarily in France, the United Kingdom and Finland)	8.5	8.4	7.6
Other	0.5	0.3	0.4

	35.5%	28.2%	25.8%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2007	2006	2005

Asia (primarily in China, Hong Kong, Taiwan, Japan and Singapore)	81.2%	79.2%	75.2%
Europe (primarily in Hungary, Germany and Sweden)	2.9	3.3	3.6
Other	3.3	4.0	5.7

	87.4%	86.5%	84.5%

We have recently entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue on a ratable basis over the expected life of the service being provided. As we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);
•	the positions of our products in their respective life cycles;
•	licensing and royalty revenue;
•	the effects of competition;
•	the effects of competitive pricing programs and rebates;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs;
•	our ability to create cost advantages through successful integration and convergence;
•	product warranty costs;
•	provisions for excess and obsolete inventories;
•	amortization of purchased intangible assets; and
•	stock-based compensation expense.

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	required levels of research and development and other operating costs;

•	licensing and royalty revenue;
•	in-process research and development, or IPR&D;
•	litigation costs;
•	settlement costs;
•	the loss of interest income resulting from expenditures on repurchases of our Class A common stock;
•	amortization of purchased intangible assets;
•	impairment of goodwill and other intangible assets;
•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;
•	gain (loss) on strategic investments; and
•	restructuring costs or reversals thereof.

In 2007 our net income was $213.3 million (including royalty revenue in the amount of $31.8 million in the fourth quarter) as compared to $379.0 million in 2006, a difference of $165.7 million. Although our net revenue increased by $108.6 million or 3.0% to $3.776 billion with gross margin of 51.5%, our profitability decreased as a direct result of an increase in operating expenses of $230.7 million, primarily research and development costs. Research and development costs have and will continue to increase in 2008 as we increase the number of employees engaged in research and development activities and ready a number of design wins to go into production. Research and development costs will also increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies.

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

In 2007, 2006 and 2005 we completed nine acquisitions for original total equity consideration of $15.3 million and cash consideration of $430.4 million.

•	In 2007 we acquired LVL7 Systems, Inc., a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines; Octalica, Inc., a privately-held fabless semiconductor company that specializes in the design and development of networking technologies based on the MoCA standard, which enables distribution of high quality multimedia content throughout the home over existing coaxial cable; and Global Locate, Inc., a privately-held, fabless provider of industry-leading global positioning system and assisted GPS semiconductor products and software.
•	In 2006 we acquired Sandburst Corporation, a fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip that are deployed in enterprise core and metropolitan Ethernet networks, and Encentrus Systems, Inc., a developer of media center technology.
•	In 2005 we acquired Alliant Networks, Inc., a developer of WLAN embedded software; Zeevo, Inc., a developer of Bluetooth headset chipsets; Siliquent Technologies Inc., a developer of 10 Gigabit Ethernet server controllers; and Athena Semiconductors, Inc., a developer of mobile digital television tuner and low power Wi-Fi technology.

Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for information related to these acquisitions.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at December 31, 2007, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in the fourth quarter of 2007;
•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;
•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and
•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of our operating segments share similar economic characteristics as they have a similar long term business model, operate at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long- term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2007 share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Equity Award Review

In January 2007 we reported the results of a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount was net of forfeitures related to employee terminations. The additional stock-based compensation expense was amortized over the service period relating to each option, typically four years, with approximately 95% of the total expense recorded in years prior to 2004. In addition, $17.2 million of net adjustments was recorded in connection with our equity award review in the three months ended March 31, 2006.

None of the grants requiring measurement date adjustment was made to our co-founders or to any current or former member of our Board of Directors.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 were restated. We also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005. The restated information was contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed on January 23, 2007.

The adjustments did not affect Broadcom’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances and uncertain tax positions, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant judgments and estimates in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or judgments but may be difficult or subjective:

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

For a limited number of arrangements that include multiple deliverables, such as sales of semiconductor products and services, we allocate revenue based on the relative fair values of the individual components. If there is no established fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is a service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us periodic data regarding the product, price, quantity, and the end customer when products are shipped to their customer as well as the quantities of our products they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income.

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our revenue, gross profit and net income in subsequent periods. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123R in 2005, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 8 of Notes to Consolidated Financial Statements.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.

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

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005(1)

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	48.5	49.0	47.5

Gross profit	51.5	51.0	52.5
Operating expense:
Research and development	35.7	30.5	25.5
Selling, general and administrative	13.0	13.7	10.3
Amortization of purchased intangible assets	0.0	0.1	0.2
In-process research and development	0.4	0.1	1.6
Impairment of other intangible assets	0.1	—	—
Settlement costs	—	—	4.1
Restructuring reversal	—	—	(0.1)

Income from operations	2.3	6.6	10.9
Interest income, net	3.4	3.3	1.9
Other income, net	0.1	0.1	0.1

Income before income taxes	5.8	10.0	12.9
Provision (benefit) for income taxes	0.2	(0.3)	(0.8)

Net income	5.6%	10.3%	13.7%

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Years Ended December 31,
	2007	2006	2005(1)

Cost of revenue	0.7%	0.7%	0.2%
Research and development	9.4	8.4	2.6
Selling, general and administrative	3.7	3.7	1.1

(1)	The amounts included in 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006. For a discussion of impact of SFAS 123 on 2005, see Notes 1 and 8 of Notes to Consolidated Financial Statements.

Years Ended December 31, 2007 and 2006

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2007 and 2006:

	Years Ended December 31,
	2007			2006
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$3,776,395	(2)	100.0%	$3,667,818	100.0%	$108,577	3.0%
Cost of revenue(1)	1,832,178		48.5	1,795,565	49.0	36,613	2.0

Gross profit	$1,944,217	(2)	51.5%	$1,872,253	51.0%	$71,964	3.8

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007.

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

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in 2007 as compared to 2006:

	Years Ended December 31,
	2007			2006
			% of Net		% of Net	Increase		%
	Amount		Revenue	Amount	Revenue	(Decrease)		Change
	(In thousands, except percentages)

Broadband communications	$1,412,293		37.4%	$1,384,969	37.8%	$27,324		2.0%
Mobile and wireless	1,224,434	(1)	32.4	1,100,911	30.0	123,523	(1)	11.2
Enterprise networking	1,139,668		30.2	1,181,938	32.2	(42,270)		(3.6)

Net revenue	$3,776,395	(1)	100.0%	$3,667,818	100.0%	$108,577		3.0

(1)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007.

The 2007 increase in net revenue in our broadband communications target market resulted from an increase in net revenue for our products for digital TVs, offset by a decrease in net revenue from our products for digital cable set-top boxes. The 2007 increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our Bluetooth and wireless LAN product offerings, offset in part by a decrease in demand for our mobile multimedia and cellular product offerings. In addition, fourth quarter 2007 net revenue in our mobile and wireless target market included royalty revenue in the amount of $31.8 million from a patent license agreement entered into in July 2007. The 2007 decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in net revenue from our controller products, offset in part by an increase in net revenue attributable to our Ethernet switch products.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the fourth quarter of 2007 as compared to the third quarter of 2007:

	Three Months Ended
	December 31,			September 30,
	2007			2007
			% of Net		% of Net	Increase		%
	Amount		Revenue	Amount	Revenue	(Decrease)		Change
	(In thousands, except percentages)

Broadband communications	$353,832		34.5%	$361,171	38.0%	$(7,339)		(2.0)%
Mobile and wireless	381,112	(1)	37.1	302,892	31.9	78,220	(1)	25.8
Enterprise networking	292,091		28.4	285,896	30.1	6,195		2.2

Net revenue	$1,027,035	(1)	100.0%	$949,959	100.0%	$77,076		8.1

(1)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007.

The decrease in net revenue in our broadband communications target market resulted primarily from a decrease in net revenue for our products for direct broadcast satellite set-top boxes, offset in part by an increase in net revenue from our products for digital cable set-top boxes and broadband modems. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth solutions, as well as royalty revenue in the amount of $31.8 million from a patent license agreement entered into in July 2007.

We recorded rebates to certain customers of $222.3 million and $251.2 million in 2007 and 2006, respectively. We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates in the amount of $22.4 million and $7.1 million in 2007 and 2006, respectively.

We currently anticipate that total net revenue in the first quarter of 2008 will be approximately $975.0 million to $1.005 billion, as compared to $1.027 billion achieved in the fourth quarter of 2007, in each case including royalty revenue at similar levels as reported in the fourth quarter of 2007 from a patent licensing agreement entered into in July 2007. This decrease is primarily the result of the seasonal decline in revenue in our consumer-oriented businesses.

Cost of Revenue and Gross Profit.  Cost of revenue includes the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.

The 2007 increase in absolute dollars of gross profit resulted primarily from the 3.0% increase in net revenue. Gross margin increased from 51.0% in 2006 to 51.5% in 2007. The primary factors that contributed to the increase in gross margin were: (i) an increase in product margin due to a decrease in product costs, (ii) a shift in product mix, (iii) royalty revenue in the amount of $31.8 million, and (iv) an increase in the reversal of rebates in the amount of $15.3 million related to unclaimed rebates. For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Gross margin has been and will likely continue to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalty revenue, competitive pricing programs, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, the position of our products in their respective life cycles, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the first quarter of 2008 will slightly decrease as compared to the fourth quarter of 2007 as we continue to ramp a number of new products to new and existing customers. Typically our newly introduced products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for 2007 and 2006:

	Years Ended December 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Research and development(1)	$1,348,508	35.7%	$1,117,014	30.5%	$231,494	20.7%
Selling, general and administrative(1)	492,737	13.0	504,012	13.7	(11,275)	(2.2)

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

The 2007 increase in research and development expense resulted primarily from an increase of $131.0 million in personnel-related expenses and an increase of $46.6 million in stock-based compensation expense. These increases are primarily attributable to an increase in the number of employees engaged in research and development activities since the end of 2006, resulting from both direct hiring and acquisitions. Employees engaged in research and development activities at December 31, 2007 increased to 4,676, or by 22.8% over the previous year. We also had increases in costs related to engineering design tools and computer hardware that were attributable to the increase in headcount. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. There were increased mask and prototyping costs during 2007 due to the transition of certain products to 65 nanometer process technology. These costs vary from period to period depending on the timing of development and tape-out of various products.

For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

We anticipate that research and development expense will continue to increase in 2008 as we ready a number of design wins to go into production and over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, and any expansion into new markets and technologies. We anticipate that research and development expense in the first quarter of 2008 will increase from the $363.3 million incurred in the fourth quarter of 2007, but at a slower rate than we experienced in 2007, due to our continued investment in new products and the migration to 65 nanometer process technology, as well as additional expenses related to the hiring of additional personnel.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 2,500 U.S. and 1,000 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The 2007 decrease in selling, general and administrative expense resulted primarily from a decrease of $25.6 million in legal fees, offset by an increase of $26.4 million in personnel-related expenses. The increase in personnel-related expenses is primarily attributable to an increase in the number of employees engaged in selling, general and administrative activities since the end of 2006, resulting from both direct hiring and acquisitions. Employees engaged in selling, general and administrative activities increased to 1,234, or by 16.3% over the previous year. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. Legal fees fluctuate from period to period due to the timing and costs of our ongoing litigation matters. We maintain insurance polices that limit our exposure and enable us to recover a portion of our legal fees paid related to our equity award review. In 2007 we received or recorded receivables for reimbursements in the amount of $17.2 million related to costs recoverable under these insurance policies, which are reflected as an offset to legal expense. In certain limited circumstances, portions of these amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS 5, and as of December 31, 2007 we have not recorded a liability in connection with these potential insurance recovery provisions. For a discussion of stock-based compensation included in selling, general and administrative expense, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

We anticipate that selling, general and administrative expense will increase over the long term resulting from any expansion of our operations through periodic changes in our infrastructure, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the first quarter of 2008 will be higher as compared to the $119.3 million incurred in the fourth quarter of 2007, due primarily to expected increased legal fees.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Cost of revenue	$26,470	$24,589
Research and development	353,649	307,096
Selling, general and administrative	139,533	136,679

	$519,652	$468,364

The amount of unearned stock-based compensation currently estimated to be expensed from 2008 through 2011 related to unvested share-based payment awards at December 31, 2007 is $948.3 million. Of this amount, $415.5 million, $302.7 million, $175.6 million and $54.5 million are currently estimated to be recorded in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 94.2% of the total unearned stock-based compensation at December 31, 2007 will be expensed by the end of 2010.

The increase in unearned stock-based compensation of $118.4 million at December 31, 2007 from the $829.9 million balance at December 31, 2006 was primarily the result of share-based awards granted during 2007 including the grant of employee stock options to purchase 21.9 million shares of our common stock, the award of 12.2 million restricted stock units, and the accumulation of rights to purchase 6.7 million shares of our common stock by employees participating in our employee stock purchase program, offset in part by stock-based compensation of $519.7 million expensed during 2007. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-

based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

In March 2007 we offered to amend or replace options affected by the choice of measurement dates by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review or (ii) the closing selling price per share of our Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer were paid a special cash payment with respect to those options. The amount paid was determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We made payments of $29.6 million in January 2008 to reimburse the affected optionholders for the increases in their exercise prices. A liability was recorded for these payments and included in wages and related benefits as of December 31, 2007.

In accordance with SFAS 123R, we recorded total estimated charges of $3.4 million in 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with the offer. Charges of $0.1 million, $1.5 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively.

We also recorded total charges of $61.5 million in 2006 in connection with payments we made to or on behalf of certain current and former employees related to consequences of the voluntary review of our equity award practices, as well as non-cash stock-based compensation expense we incurred related to the extension of the post-service stock option exercise period for certain former employees. The payments were (i) to remunerate participants in our employee stock purchase plan who were unable to purchase shares thereunder during the period in which we were not current in our SEC reporting obligations, (ii) to remediate adverse tax consequences, if any, to individuals that resulted from the review, and (iii) to compensate individuals for the value of stock options that expired or would have expired during the period in which we were not current in our SEC reporting obligations. A total of $2.5 million, $30.1 million and $28.9 million was included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, for such charges in 2006, of which $6.5 million and $5.1 million included in research and development expense and selling, general and administrative expense, respectively, was stock-based compensation expense.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Cost of revenue	$13,485	$10,056
Operating expense	1,027	2,347

	$14,512	$12,403

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$15,738	$15,264	$12,527	$1,023	$—	$44,552
Operating expense	733	622	600	100	—	2,055

	$16,471	$15,886	$13,127	$1,123	$—	$46,607

In-Process Research and Development

In-process research and development, or IPR&D, totaled $15.5 million and $5.2 million for acquisitions completed in 2007 and 2006, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for acquisitions completed in 2007 and 2006:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31%	1.0	$7.8	21%	$0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0
2006 Acquisition
Sandburst	20Gbps programmable packet processor	15	2.0	11.2	30	5.2

As of the respective acquisition dates of the 2007 and 2006 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2007 all of the above development projects were still in process.

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

Impairment of Intangible Assets

We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2007 and 2006. Upon completion of the 2007 and 2006 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of our four reporting units, determined and identified in accordance with SFAS 142, exceeded its respective carrying value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 19%, and terminal value growth rates ranging from 5% to 10%. Publicly available information regarding the market capitalization of our company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2007 and 2006:

	Years Ended December 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$131,069	3.4%	$118,997	3.3%	$12,072	10.1%
Other income, net	3,412	0.1	3,964	0.1	(552)	(13.9)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. Our cash and marketable securities balances decreased from $2.802 billion at December 31, 2006 to $2.404 billion at December 31, 2007, resulting principally from repurchases of our Class A common stock and cash used for acquisitions, offset by cash generated from operations. Although the 2007 year-end balance was slightly less than the 2006 year-end balance, our average cash, cash equivalents and marketable securities balances during the year increased. The increase in interest income, net, for 2007 was the result of the overall increase in our average cash and marketable securities balances, as well as an increase in market interest rates. The weighted average interest rates earned for 2007 and 2006 were 5.12% and 4.91%, respectively.

Income Tax Provision (Benefit)

The following table presents the income tax provision (benefit) for 2007 and 2006:

	Years Ended December 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Income tax provision (benefit)	$6,114	0.2%	$(12,400)	(0.3)%	$18,514	(149.3)%

The federal statutory rate was 35% for 2007 and 2006. We had income tax benefits which resulted in effective tax rates of 2.8% and negative 3.4% for 2007 and 2006, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at rates differing from the federal tax rate and domestic tax losses recorded without tax benefits. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $6.0 million and $29.8 million in 2007 and 2006, respectively. These reversals resulted primarily from the expiration of the statutes of limitations for the assessment of taxes related to certain foreign subsidiaries.

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $3.3 million and $1.8 million in 2007 and 2006, respectively. See Note 5 of Notes to Consolidated Financial Statements.

In July 2006 the FASB issued FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million reduction in accumulated deficit as of January 1, 2007. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. Our unrecognized tax benefits at December 31, 2007 relate to various foreign jurisdictions.

At December 31, 2007 we had unrecognized tax benefits in the amount of $21.6 million which included $17.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.1 million and $0.7 million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we have a recorded liability for potential penalties and interest of $13.9 million and $1.5 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

Net Revenue.  The following table presents net revenue from each of our major target markets and its respective contributions to the increase in net revenue in 2006 as compared to 2005:

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

We recorded rebates to certain customers of $251.2 million and $220.8 million in 2006 and 2005, respectively.

Cost of Revenue and Gross Profit.  The 2006 increase in gross profit resulted primarily from the 37.3% increase in net revenue. Gross margin decreased from 52.5% in 2005 to 51.0% in 2006. The primary factors that contributed to this 1.5 percentage point decrease were (i) increases in product costs and (ii) increases in stock-based compensation expense resulting from the adoption of SFAS 123R, partially offset by (iii) improvements as a percentage of revenue of manufacturing overhead due to our significant growth.

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

Research and Development Expense.

The 2006 increase in research and development expense resulted primarily from an increase of $238.5 million in stock-based compensation expense, an increase of $116.1 million in personnel-related expenses, and $23.6 million in estimated payments we decided to make to or on behalf of certain current and former employees related to consequences of the equity award review. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) an increase in the number of employees engaged in research and development activities in 2006, resulting from both direct hiring and acquisitions and (iii) an increase in cash compensation levels. For a further discussion of the increase in stock-based compensation, see “Stock-Based Compensation Expense,” below.

Selling, General and Administrative Expense.

The 2006 increase in selling, general and administrative expense resulted primarily from an increase of $107.4 million in stock-based compensation expense, an increase of $54.5 million in legal fees, an increase of $21.5 million in personnel-related expenses and $23.8 million in estimated payments we decided to make to or on behalf of certain current and former employees related to consequences of the voluntary review of our equity award practices. These increases are primarily attributable to (i) our adoption of SFAS 123R, (ii) the cost of ongoing litigation, (iii) an increase in the number of employees engaged in selling, general and administrative activities in 2006 and (iv) an increase in cash compensation levels. In addition, we incurred legal and accounting fees associated with the equity award review of $11.6 million primarily in the second half of 2006. For a further discussion of the increase in stock-based compensation, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

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

In-Process Research and Development

IPR&D totaled $5.2 million and $43.5 million for acquisitions completed in 2006 and 2005, respectively. For a description of the 2006 IPR&D projects, including the valuation techniques used and significant assumptions at the acquisitions dates underlying the valuations, as well as an update on the status of such projects as of December 31, 2007, see the discussion included under “Years Ended December 31, 2007 and 2006,” above.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our acquisitions in 2005:

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

As of the respective acquisition dates of the 2005 acquisitions, certain ongoing development projects were in process. Research and development costs to bring the products of the acquired companies to technological feasibility did not have a material impact on our results of operations or financial condition. We completed the development projects related to the Zeevo acquisition in 2005 and the Siliquent and Athena acquisitions in 2006.

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

Impairment of Intangible Assets

We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS 142, in October 2006 and 2005. Upon completion of the 2006 and 2005 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of our four reporting units, determined and identified in accordance with SFAS 142, exceeded its respective carrying value.

See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill.

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

The federal statutory rate was 35% for 2006 and 2005. We had income tax benefits which resulted in negative effective tax rates of 3.4% and 5.8% for 2006 and 2005, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at rates differing from the federal tax rate and domestic tax losses recorded without tax benefits. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $29.8 million and $28.3 million in 2006 and 2005, respectively. These reversals resulted primarily from the expiration of the statutes of limitations for the assessment of taxes related to certain foreign subsidiaries.

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

					Diluted Net
					Income
	Net	Gross	Net		Per
	Revenue	Profit	Income		Share
	(In thousands, except per share data)

Year Ended December 31, 2007
Fourth Quarter(1)	$1,027,035	$538,813	$90,335	(2)	$.16
Third Quarter	949,959	483,989	27,760	(3)	.05
Second Quarter	897,920	460,883	34,256	(4)	.06
First Quarter	901,481	460,532	60,991	(5)	.10
Year Ended December 31, 2006
Fourth Quarter	$923,454	$469,636	$45,076	(6)	$.08
Third Quarter	902,586	452,422	110,181	(7)	.19
Second Quarter	941,131	483,757	106,086		.18
First Quarter	900,647	466,438	117,698	(8)	.20

(1)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007.

(2)	Includes gain on strategic investments of $3.0 million.

(3)	Includes IPR&D of $5.0 million and loss on strategic investments of $2.1 million.

(4)	Includes IPR&D of $10.2 million and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.6 million.

(5)	Includes IPR&D of $0.3 million, impairment of other intangible assets of $1.5 million, loss on strategic investments of $2.6 million and charges related to the equity award review in the amount of $3.4 million.

(6)	Includes charges related to the equity award review in the amount of $50.6 million.

(7)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $27.9 million and charges related to the equity award review in the amount of $10.9 million.

(8)	Includes IPR&D of $5.2 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $1.7 million, and gain on strategic investments of $0.7 million.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents and marketable securities:

	December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Working capital	$2,296,671	$2,673,087	$(376,416)

Cash and cash equivalents(1)	$2,186,572	$2,158,110	$28,462
Short-term marketable securities(1)	141,728	522,340	(380,612)
Long-term marketable securities	75,352	121,148	(45,796)

	$2,403,652	$2,801,598	$(397,946)

(1)	Included in working capital.

Our working capital, cash and cash equivalents and marketable securities decreased in 2007 primarily due to repurchases of shares of our Class A common stock, offset by cash provided by operations. For a more detailed description of cash provided or used in 2007 and 2006, see below.

Cash Provided and Used in 2007 and 2006.  Cash and cash equivalents increased to $2.187 billion at December 31, 2007 from $2.158 billion at December 31, 2006 as a result of the following:

	December 31,
	2007	2006
	(In thousands)

Cash provided by operating activities	$831,909	$891,659
Cash provided by (used in) investing activities	47,813	(369,754)
Cash provided by (used in) financing activities	(851,260)	198,929

Net increase in cash and cash equivalents	$28,462	$720,834
Cash and cash equivalents at beginning of period	$2,158,110	$1,437,276

Cash and cash equivalents at end of period	$2,186,572	$2,158,110

In 2007 our operating activities provided $831.9 million in cash. This was primarily the result of $213.3 million in net income, $614.5 million in net non-cash operating expenses and cash of $4.1 million provided by changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and losses on strategic investments. In 2006 our operating activities provided $891.7 million in cash. This was primarily the result of $379.0 million in net income and $532.9 million in net non-cash operating expenses, offset in part by net cash used of $20.2 million in changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D and gains on strategic investments.

Accounts receivable decreased $13.8 million from $382.8 million in 2006 to $369.0 million in 2007. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $28.5 million, from $202.8 million in 2006 to $231.3 million in 2007. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities provided cash of $47.8 million in 2007, which was primarily the result of $426.4 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent, offset in part by the purchase of $159.6 million of capital equipment to support our operations and the build-out and relocation of our facilities in Irvine, California and $233.3 million net cash paid for the acquisitions of LVL7, Octalica and Global Locate and other purchased intangible assets. Investing activities used cash of $369.8 million in 2006, which was primarily the result of $70.1 million net cash paid in acquisitions, the purchase of $92.5 million of capital equipment to support our operations and the build-out of our new facilities in Irvine, California, $205.2 million used in the net purchase of marketable securities, and the purchase of $2.7 million of strategic investments, offset by $0.7 million in net proceeds received from the sale of strategic investments.

Our financing activities used $851.3 million in cash in 2007, which was primarily the result of $1.140 billion in repurchases of our Class A common stock pursuant to our share repurchase programs, offset by $289.0 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan. Our financing activities provided $198.9 million in cash in 2006, which was primarily the result of $475.9 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan, offset in part by $275.7 million in repurchases of our Class A common stock pursuant to our share repurchase programs.

Due to the decrease in the average price of our Class A common stock as compared to the previous year, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options in 2007. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issuable upon vesting of restricted stock units during 2006 and 2007 withheld to satisfy minimum statutory withholding taxes which we then pay in cash to the appropriate tax authorities on each employee’s behalf.

Obligations and Commitments.  The following table summarizes our contractual payment obligations and commitments as of December 31, 2007:

	Payment Obligations by Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Operating leases	$118,766	$71,166	$47,040	$39,318	$31,497	$116,831	$424,618
Inventory and related purchase obligations	223,797	—	—	—	—	—	223,797
Other purchase obligations	65,816	1,424	760	24	—	—	68,024
Restructuring liabilities	4,460	2,134	863	—	—	—	7,457
Accrued settlement payments	2,036	—	—	—	—	—	2,036

Total	$414,875	$74,724	$48,663	$39,342	$31,497	$116,831	$725,932

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters moved in 2007 to our current facilities in Irvine, California with an aggregate of approximately 0.69 million square feet. The lease term is for a period of ten years and two months which began in March 2007. The aggregate rent for the term of the lease, approximately $162.7 million, is included in the table above.

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

Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, and information systems infrastructure, mask and prototyping costs, and other purchase commitments made in the ordinary course of business.

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

In addition to the amounts shown in the table above, $18.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $13.9 million and $1.5 million, respectively, at December 31, 2007.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our Class A common stock;
•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	volume price discounts and customer rebates;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	royalties payable by or to us;
•	changes in our compensation policies;
•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2008 and possibly during future years;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers;
•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials;
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and
•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements.  At December 31, 2007 we had no material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007 the carrying value of our cash and cash equivalents approximated fair value.

Marketable securities, consisting of U.S. government obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. If in the future we hold marketable securities classified as available-for-sale, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss).

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months. As of December 31, 2007 the carrying value and fair value of these securities were $217.1 million and $217.2 million, respectively. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates.

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of December 31, 2007 and 2006, respectively, were as follows:

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2007	2008	2009	2010	2007
	(In thousands, except interest rates)

Investments
Cash equivalents	$780,805	$780,805	$—	$—	$780,803
Weighted average yield	4.20%	4.20%	—	—
Marketable securities	$217,080	$141,728	$37,268	$38,084	$217,181
Weighted average yield	4.86%	4.90%	4.74%	4.85%

	Carrying				Fair
	Value				Value
	December 31,	Maturity			December 31,
	2006	2007	2008	2009	2006
	(In thousands, except interest rates)

Investments
Cash equivalents	$908,777	$908,777	$—	$—	$908,781
Weighted average yield	5.31%	5.31%	—	—
Marketable securities	$643,488	$522,340	$81,863	$39,285	$642,528
Weighted average yield	5.04%	5.03%	4.97%	5.32%

We also have invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of December 31, 2007, the carrying and fair value of our strategic investments was $3.9 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2007, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Broadcom Corporation

We have audited Broadcom Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Broadcom Corporation and our report dated January 25, 2008 expressed an unqualified opinion thereon.

Orange County, California
January 25, 2008

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors.  The information under the caption “Election of Directors — General,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers and Certain Significant Employees.  The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Election of Directors — Corporate Governance,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.  The information under the caption “Election of Directors — Board Committees and Meetings — Audit Committee,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Election of Directors — Compensation of Non-Employees Directors,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors — Director Independence,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Matters — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

The following Broadcom consolidated financial statements, and related notes thereto, and the related Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the accompanying consolidated balance sheets of Broadcom Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2008 expressed an unqualified opinion thereon.

Orange County, California
January 25, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$2,186,572	$2,158,110
Short-term marketable securities	141,728	522,340
Accounts receivable (net of allowance for doubtful accounts of $5,472 in 2007 and $6,894 in 2006)	369,004	382,823
Inventory	231,313	202,794
Prepaid expenses and other current assets	125,663	85,721

Total current assets	3,054,280	3,351,788
Property and equipment, net	241,803	164,699
Long-term marketable securities	75,352	121,148
Goodwill	1,376,721	1,185,145
Purchased intangible assets, net	46,607	29,029
Other assets	43,430	24,957

Total assets	$4,838,193	$4,876,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$313,621	$307,972
Wages and related benefits	147,853	104,940
Deferred revenue	15,864	1,873
Accrued liabilities	280,271	263,916

Total current liabilities	757,609	678,701
Commitments and contingencies
Long-term deferred revenue	8,108	—
Other long-term liabilities	36,328	6,399
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 2,500,000
Issued and outstanding shares — 468,858 in 2007 and 473,533 in 2006	47	48
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 68,400 in 2007 and 74,781 in 2006	7	7
Additional paid-in capital	11,576,042	11,948,908
Accumulated deficit	(7,539,124)	(7,757,202)
Accumulated other comprehensive loss	(824)	(95)

Total shareholders’ equity	4,036,148	4,191,666

Total liabilities and shareholders’ equity	$4,838,193	$4,876,766

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net revenue	$3,776,395	$3,667,818	$2,670,788
Cost of revenue	1,832,178	1,795,565	1,267,799

Gross profit	1,944,217	1,872,253	1,402,989
Operating expense:
Research and development	1,348,508	1,117,014	681,047
Selling, general and administrative	492,737	504,012	274,260
Amortization of purchased intangible assets	1,027	2,347	4,033
In-process research and development	15,470	5,200	43,452
Impairment of other intangible assets	1,500	—	500
Settlement costs	—	—	110,000
Restructuring reversal	—	—	(2,500)

Income from operations	84,975	243,680	292,197
Interest income, net	131,069	118,997	51,207
Other income, net	3,412	3,964	3,465

Income before income taxes	219,456	366,641	346,869
Provision (benefit) for income taxes	6,114	(12,400)	(20,220)

Net income	$213,342	$379,041	$367,089

Net income per share (basic)	$.39	$.69	$.72

Net income per share (diluted)	$.37	$.64	$.66

Weighted average shares (basic)	542,412	545,724	508,467

Weighted average shares (diluted)	577,682	588,318	557,838

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above (see Note 8):

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of revenue	$26,470	$24,589	$4,177
Research and development	353,649	307,096	68,606
Selling, general and administrative	139,533	136,679	29,232

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
				Notes			Other
			Additional	Receivable			Comprehensive	Total
	Common Stock		Paid-In	From	Deferred	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	(Loss)	Equity

Balance at December 31, 2004	495,763	$50	$10,975,004	$(7,955)	$(101,123)	$(8,503,332)	$1,099	$2,363,743
Acquisitions, net	42	—	172	—	—	—	—	172
Shares issued pursuant to stock awards, net	31,386	3	417,632	—	—	—	—	417,635
Employee stock purchase plan	2,614	—	40,444	—	—	—	—	40,444
Repurchases of Class A common stock	(5,484)	(1)	(153,751)	—	—	—	—	(153,752)
Repayment of notes receivable	—	—	—	3,212	—	—	—	3,212
Deferred compensation, net	—	—	193,536	—	(193,536)	—	—	—
Stock-based compensation expense	—	—	1,687	—	100,328	—	—	102,015
Components of comprehensive income:
Reclassification adjustment for net realized gain included in net gain	—	—	—	—	—	—	1	1
Translation adjustments	—	—	—	—	—	—	8	8
Net income	—	—	—	—	—	367,089	—	367,089

Comprehensive income	—	—	—	—	—	—	—	367,098

Balance at December 31, 2005	524,321	52	11,474,724	(4,743)	(194,331)	(8,136,243)	1,108	3,140,567
Elimination of deferred compensation related to the adoption of SFAS 123R	—	—	(194,331)	—	194,331	—	—	—
Shares issued pursuant to stock awards, net	29,738	3	449,590	—	—	—	—	449,593
Employee stock purchase plan	1,603	—	26,294	—	—	—	—	26,294
Repurchases of Class A common stock	(7,348)	—	(275,733)	—	—	—	—	(275,733)
Repayment of notes receivable, net	—	—	—	4,743	—	—	—	4,743
Stock-based compensation expense	—	—	468,364	—	—	—	—	468,364
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	(1,203)	(1,203)
Net income	—	—	—	—	—	379,041	—	379,041

Comprehensive income	—	—	—	—	—	—	—	377,838

Balance at December 31, 2006	548,314	55	11,948,908	—	—	(7,757,202)	(95)	4,191,666
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	—	—	—	—	—	4,736	—	4,736
Shares issued pursuant to stock awards, net	22,689	—	234,616	—	—	—	—	234,616
Employee stock purchase plan	2,044	—	55,350	—	—	—	—	55,350
Repurchases of Class A common stock	(35,789)	(1)	(1,156,279)	—	—	—	—	(1,156,280)
Stock-based compensation expense	—	—	519,652	—	—	—	—	519,652
Stock option exchange	—	—	(26,205)	—	—	—	—	(26,205)
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	(729)	(729)
Net income	—	—	—	—	—	213,342	—	213,342

Comprehensive income	—	—	—	—	—	—	—	212,613

Balance at December 31, 2007	537,258	$54	$11,576,042	$—	$—	$(7,539,124)	$(824)	$4,036,148

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net income	$213,342	$379,041	$367,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,518	47,602	53,413
Stock-based compensation expense:
Stock options and other awards	324,261	340,665	66,820
Restricted stock units issued by Broadcom	195,391	127,699	35,195
Acquisition-related items:
Amortization of purchased intangible assets	14,512	12,403	15,114
In-process research and development	15,470	5,200	43,452
Impairment of other intangible assets	1,500	—	500
Loss (gain) on strategic investments, net	1,809	(700)	(1,163)
Changes in operating assets and liabilities:
Accounts receivable	18,400	(75,423)	(101,412)
Inventory	(27,082)	(7,598)	(65,234)
Prepaid expenses and other assets	(59,691)	20,166	(27,456)
Accounts payable	22,854	(8,336)	109,125
Accrued settlement liabilities	(2,000)	(2,011)	(10,653)
Other accrued and long-term liabilities	51,625	52,951	(38,082)

Net cash provided by operating activities	831,909	891,659	446,708

Investing activities
Net purchases of property and equipment	(159,583)	(92,477)	(41,767)
Net cash paid for acquisitions and other purchased intangible assets	(219,324)	(70,050)	(111,454)
Purchases of strategic investments	(3,500)	(2,684)	(467)
Proceeds from sales of strategic investments	3,812	700	1,893
Purchases of marketable securities	(664,820)	(926,956)	(596,086)
Proceeds from maturities of marketable securities	1,091,228	721,713	574,800

Net cash provided by (used in) investing activities	47,813	(369,754)	(173,081)

Financing activities
Net proceeds from issuance of common stock	288,953	475,887	458,079
Repurchases of Class A common stock	(1,140,213)	(275,733)	(153,752)
Payments on assumed debt and other obligations	—	(4,625)	(2,482)
Repayment of notes receivable by employees	—	3,400	3,212

Net cash provided by (used in) financing activities	(851,260)	198,929	305,057

Increase in cash and cash equivalents	28,462	720,834	578,684
Cash and cash equivalents at beginning of year	2,158,110	1,437,276	858,592

Cash and cash equivalents at end of year	$2,186,572	$2,158,110	$1,437,276

Supplemental disclosure of cash flow information
Income taxes paid	$6,463	$3,929	$3,807

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in these consolidated financial statements as “Broadcom”, “we”, “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides one of the industry’s broadest portfolios of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Basis of Presentation

Our consolidated financial statements include the accounts of Broadcom and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Revenue Recognition

Our net revenue is generated principally by sales of semiconductor products. We derive the remaining balance of net revenue predominantly from royalty revenue from a patent license agreement, software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of sales occurs through distributors.

The following table presents details of our net revenue:

	Years Ended December 31,
	2007	2006	2005

Sales of semiconductor products	98.2%	99.4%	99.1%
Royalty and other	1.8	0.6	0.9

	100.0%	100.0%	100.0%

	Years Ended December 31,
	2007	2006	2005

Sales made through direct sales force	85.0%	85.1%	84.4%
Sales made through distributors	15.0	14.9	15.6

	100.0%	100.0%	100.0%

In accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, or SAB 101, and SAB No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We also maintain inventory (hubbing) arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

For a limited number of arrangements that include multiple deliverables, such as sales of semiconductor products and related services, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is a service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

In arrangements that include a combination of hardware and software products, where software is more than incidental and essential to the functionality of the product being sold, we follow the guidance in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, and account for the entire arrangement as a sale of software and software-related items, and follow the revenue recognition criteria in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and related interpretations.

Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and

Certain Production-Type Contracts. The costs associated with development agreements are included in cost of revenue. Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2 and related interpretations. Royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

Concentration of Credit Risk

We sell the majority of our products throughout North America, Asia and Europe. Sales to our recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

We invest our cash in deposits and money market funds with major financial institutions, in U.S. government obligations, and in debt securities of corporations with strong credit ratings and in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and borrowings. We believe all of the financial instruments’ recorded values approximate current values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Marketable Securities

Broadcom defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. government obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit.

Investments

We account for our investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

We also have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Broadcom’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. Our investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the we hold less than a 20% voting interest and on which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are included in other assets on our balance sheet and are carried at fair value or cost, as appropriate. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair values when an other-than-temporary decline has occurred.

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income.

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

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Accounting for Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During 2007 we assessed the likelihood of an asset retirement obligation to return the leased properties to their original condition upon lease terminations at certain of our locations. At December 31, 2007 our net asset retirement obligation was $1.0 million.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006 the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our accumulated deficit as of January 1, 2007.

Prior to 2007 we determined our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Stock-Based Compensation

Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values, and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, Share-Based Payment, or SAB 107, which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. Our consolidated statements of income for the years ended December 31, 2006 and 2007 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, our consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 8 for a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the year 2005, computed as if we had valued and accounted for stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

In November 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or SFAS 123R-3. We have elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS 109, and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.

We evaluate the assumptions used to value stock options and stock purchase rights under SFAS 123R on a quarterly basis. Based on guidance provided in SFAS 123R and SAB 107, in the year ended December 31, 2005 we refined our expected life assumption based on historical information and changed our volatility assumption based on implied volatility. We believe that our current assumptions generate a more representative estimate of fair value.

Prior to the adoption of SFAS 123R, we accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25 and related interpretations, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of our Class A common stock on the date of grant, unless certain modifications were subsequently made. We recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the Class A common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. We recorded deferred compensation in connection with restricted stock units equal to the fair market value of the Class A common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. In accordance with the provisions of SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded pursuant to APB 25 and related interpretations has been eliminated with a corresponding reduction in additional paid-in capital.

In addition to APB 25 and the disclosure-only alternative of SFAS 123, we complied with the provisions of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, or FIN 44, prior to the adoption of SFAS 123R. FIN 44 clarified the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules required that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future service period. In the event that a holder did not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation was eliminated.

Contingent Consideration

In connection with certain of our acquisitions, additional cash consideration will be paid to the former holders of capital stock and other rights upon satisfaction of certain future performance goals. In accordance with SFAS No. 141, Business Combinations, or SFAS 141, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to any employment requirement with us. If additional consideration is recorded, such amount will be allocated to goodwill.

Litigation and Settlement Costs

From time to time, we are involved in disputes, litigation and other legal actions. In accordance with SFAS 5, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a greater dilutive effect on net income per share.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense in 2007, 2006 and 2005 was $0.2 million, $0.7 million and $0.5 million, respectively.

Rebates

We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We reverse the accrual for unclaimed rebates amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid.

Warranty

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues.

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

We also have obligations to indemnify certain of our present and former employees, officers and directors to the maximum extent permitted by law. The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant; however, we maintain directors’ and officers’ insurance policies that should limit our exposure and enable us to recover a portion of amounts paid with respect to such obligations. In 2007 we received or recorded receivables for reimbursement in the amount of $17.2 million related to costs recoverable under these insurance policies, which are reflected as an offset to legal expense. In certain limited circumstances, portions of amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for these potential repayments in accordance with SFAS 5 and as of December 31, 2007 we did not have a liability recorded in connection with these potential insurance recovery provisions.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Business Enterprise Segments

We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at December 31, 2007, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;
•	the nature of the production processes;
•	the type or class of customer for their products and services; and
•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in the fourth quarter of 2007;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;
•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and
•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

All of our operating segments share similar economic characteristics as they have a similar long term business model, operate at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2007 share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	December 31,
	2007	2006
	(In thousands)

Work in process	$60,479	$71,506
Finished goods	170,834	131,288

	$231,313	$202,794

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2007	2006
	(In years)	(In thousands)

Leasehold improvements	1 to 7	$140,089	$65,538
Office furniture and equipment	3 to 7	24,817	23,976
Machinery and equipment	3 to 5	208,453	166,892
Computer software and equipment	2 to 4	149,459	107,112
Construction in progress	N/A	6,558	47,564

		529,376	411,082
Less accumulated depreciation and amortization		(287,573)	(246,383)

		$241,803	$164,699

Goodwill

The following table presents the changes in the carrying value of our goodwill:

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Beginning balance	$1,185,145	$1,149,602	$1,062,188
Goodwill recorded in connection with acquisitions (Note 3)	196,019	42,530	90,311
Contingent consideration accrued (Note 3)	10,155	—	—
Escrow related and other	(14,598)	(6,987)	(2,897)

Ending balance	$1,376,721	$1,185,145	$1,149,602

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31,			December 31,
	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$218,769	$(174,217)	$44,552	$186,799	$(160,732)	$26,067
Customer relationships	49,266	(47,366)	1,900	49,266	(46,766)	2,500
Customer backlog	3,436	(3,436)	—	3,316	(3,316)	—
Other	7,614	(7,459)	155	7,614	(7,152)	462

	$279,085	$(232,478)	$46,607	$246,995	$(217,966)	$29,029

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Cost of revenue	$13,485	$10,056
Operating expense	1,027	2,347

	$14,512	$12,403

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$15,738	$15,264	$12,527	$1,023	$—	$44,552
Operating expense	733	622	600	100	—	2,055

	$16,471	$15,886	$13,127	$1,123	$—	$46,607

In addition to the business combinations discussed in Note 3, in 2007 we acquired purchased intangible assets that did not meet the definition of a business as defined in SFAS 141 for $3.9 million.

Other Assets

The following table presents details of our other assets:

	December 31,
	2007	2006
	(In thousands)

Strategic investments (Note 4)	$3,911	$6,651
Deferred cost of revenue	8,950	—
Other	30,569	18,306

	$43,430	$24,957

Accrued Liabilities

The following table presents details of our accrued liabilities:

	December 31,
	2007	2006
	(In thousands)

Accrued rebates	$132,603	$131,028
Accrued taxes	10,911	45,885
Warranty reserve	23,287	19,222
Accrued payments on repurchases of Class A common stock	16,067	—
Restructuring liabilities	4,460	6,324
Other	92,943	61,457

	$280,271	$263,916

Other Long-Term Liabilities

The following table presents details of our long-term liabilities:

	December 31,
	2007	2006
	(In thousands)

Accrued taxes	$32,331	$—
Restructuring liabilities	2,997	4,399
Other long-term liabilities	1,000	2,000

	$36,328	$6,399

Accrued Rebate Activity

The following table summarizes the 2007 and 2006 activity related to accrued rebates:

	Years Ended December 31,
	2007	2006
	(In thousands)

Beginning balance	$131,028	$99,645
Charged as a reduction to revenue	222,319	251,202
Reversal of unclaimed rebates	(22,387)	(7,070)
Payments	(198,357)	(212,749)

Ending balance	$132,603	$131,028

Warranty Reserve Activity

The following table summarizes the 2007 and 2006 activity related to the warranty reserve:

	Years Ended December 31,
	2007	2006
	(In thousands)

Beginning balance	$19,222	$14,131
Charged to costs and expenses	8,435	10,268
Acquired through acquisition	—	877
Payments	(4,370)	(6,054)

Ending balance	$23,287	$19,222

Restructuring Activity

From the second quarter of 2001 through the third quarter of 2002, we implemented a plan to restructure our operations in response to the challenging economic climate. As a result of the prolonged downturn in the semiconductor industry, we announced an additional restructuring plan that was implemented from the fourth quarter of 2002 through the second quarter of 2003. The plans focused on cost reductions and operating efficiencies, including workforce reductions and lease terminations. These restructuring plans resulted in certain business unit realignments, workforce reductions and consolidation of excess facilities. Approximately 670 employees were terminated across all of our business functions and geographic regions in connection with these restructuring plans.

The following table summarizes the activity related to our current and long-term restructuring liabilities during 2007:

Total

Restructuring liabilities at December 31, 2004	$27,117
Liabilities assumed in acquisitions(1)	1,457
Cash payments(2)	(9,853)
Reversal of restructuring liabilities(3)	(2,500)

Restructuring liabilities at December 31, 2005	16,221
Cash payments(2)	(5,498)

Restructuring liabilities at December 31, 2006	10,723
Liabilities assumed in acquisitions(1)	749
Cash payments(2)	(4,015)

Restructuring liabilities at December 31, 2007	$7,457

(1)	Although not related to our restructuring plans, we assumed additional restructuring liabilities of $1.5 million in connection with the acquisition of Zeevo, Inc. in 2005 and $0.7 million in connection with the acquisition of Global Locate, Inc. in 2007, primarily for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs.

(2)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(3)	We recorded a reversal of restructuring liabilities of $2.5 million, primarily reflecting a revised estimate of sublease assumptions.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Numerator: Net income	$213,342	$379,041	$367,089

Denominator: Weighted average shares outstanding	542,485	545,889	509,055
Less: Unvested common shares outstanding	(73)	(165)	(588)

Denominator for net income per share (basic)	542,412	545,724	508,467
Effect of dilutive securities:
Unvested common shares outstanding	8	90	570
Stock awards	35,262	42,504	48,801

Denominator for net income per share (diluted)	577,682	588,318	557,838

Net income per share (basic)	$.39	$.69	$.72

Net income per share (diluted)	$.37	$.64	$.66

Patent License Agreement

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue in the amount of $31.8 million under this agreement in the fourth quarter of 2007.

Supplemental Cash Flow Information

We repurchased $16.1 million of our Class A common stock in one or more transactions that had not been settled by December 31, 2007. In addition, billings of $23.0 million for capital equipment were accrued but not yet paid as of December 31, 2006. These amounts have been excluded from the consolidated statements of cash flows.

3.	Business Combinations

From January 1, 2005 through December 31, 2007 we completed nine acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock
				Purchase	Total Shares	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid
			(In thousands)

2007 Acquisitions
LVL7 Systems, Inc.	Jan. 2007	Network software	—	—	—	$62,459
Octalica, Inc.	May 2007	Networking technologies based on the MoCATM standard	—	—	—	30,753
Global Locate, Inc.	Jul. 2007	GPS and assisted GPS semiconductor products, software and services	94	—	—	139,731

			94	—	—	$232,943

2006 Acquisitions
Sandburst Corporation	Mar. 2006	Packet switching and routing systems- on-a-chip	—	107	107	$71,952
Encentrus Systems, Inc.	Aug. 2006	Media center technology	—	—	—	2,129

			—	107	107	$74,081

2005 Acquisitions
Alliant Networks, Inc.	Feb. 2005	WLAN embedded software	—	—	—	$2,313
Zeevo, Inc.	Mar. 2005	Bluetooth® headset chipsets	—	—	—	24,147
Siliquent Technologies, Inc.	Aug. 2005	10 Gigabit Ethernet server controllers	55	242	297	75,533
Athena Semiconductors, Inc.	Nov. 2005	Tuners and low-power Wi-Fi® chips	—	—	—	21,340

			55	242	297	$123,333

Total Acquisitions			149	349	404	$430,357

Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements.

At the time of acquisition, additional cash consideration of up to $80.0 million could be paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. In 2007 additional cash consideration in the amount of $10.2 million was accrued for payment to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals met during the year and $10.0 million was forfeited as a certain performance goal was not attained. The remaining amount of additional cash consideration related to the Global Locate acquisition that could be earned in 2008 is $59.8 million.

Our primary reasons for the above acquisitions were to enter into or expand our market share in the relevant wired and wireless communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow projections assuming integration with our products which is of considerably more value that utilizing the technology on a standalone basis; and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.

In 2006, $2.3 million of the cash consideration for the Siliquent and Athena acquisitions was paid to certain former stockholders or employees of these companies upon obtaining appropriate documentation from each such stockholder or employee. Additionally, certain issued shares are subject to our right of repurchase should the shareholder cease employment with us prior to the scheduled vesting of those shares.

Allocation of Initial Purchase Consideration

We calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets
	Acquired	Goodwill and		In-Process
	(Liabilities	Purchased	Unearned	Research &	Total
	Assumed)	Intangibles	Compensation	Development	Consideration
	(In thousands)

2007 Acquisitions
LVL7	$1,376	$60,783	$—	$300	$62,459
Octalica	(1,235)	21,788	—	10,200	30,753
Global Locate	(6,877)	141,638	3,000	4,970	142,731

	$(6,736)	$224,209	$3,000	$15,470	$235,943

2006 Acquisitions
Sandburst	$(7,553)	$74,305	$4,427	$5,200	$76,379
Encentrus	(196)	2,325	—	—	2,129

	$(7,749)	$76,630	$4,427	$5,200	$78,508

2005 Acquisitions
Alliant	$(474)	$2,787	$—	$—	$2,313
Zeevo	(6,720)	24,215	—	6,652	24,147
Siliquent	(7,714)	48,419	7,718	35,000	83,423
Athena	(721)	20,261	—	1,800	21,340

	$(15,629)	$95,682	$7,718	$43,452	$131,223

Total Acquisitions	$(30,114)	$396,521	$15,145	$64,122	$445,674

The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon our stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced, and (ii) restricted common stock and employee stock options were valued in accordance with SFAS 123R for acquisitions in 2007 and 2006 and FIN 44 for acquisitions in 2005.

Condensed Balance Sheets

The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition:

	2007	2006	2005
	Acquisitions	Acquisitions	Acquisitions
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$3,519	$4,031	$9,606
Accounts receivable, net	4,581	44	809
Inventory	1,437	625	1,043
Prepaid expenses and other current assets	900	964	1,329

Total current assets	10,437	5,664	12,787
Property and equipment, net	2,051	374	924
Other assets	11	9	456

Total assets	$12,499	$6,047	$14,167

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,807	$4,636	$8,696
Wages and related benefits	1,746	541	921
Accrued liabilities	8,430	3,257	15,891
Short-term debt	—	4,625	2,482

Total current liabilities	15,983	13,059	27,990
Long-term liabilities	389	—	—
Total shareholders’ equity (deficit)	(3,873)	(7,012)	(13,823)

Total liabilities and shareholders’ equity (deficit)	$12,499	$6,047	$14,167

In connection with acquisitions, we incurred acquisition costs of $2.9 million, $0.7 million and $1.8 million in 2007, 2006 and 2005, respectively.

Goodwill and Purchased Intangible Assets

The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2007	2006	2005
	Useful Life	Acquisitions	Acquisitions	Acquisition
	(In years)	(In thousands)

Goodwill	N/A	$196,019	$42,530	$90,311
Purchased intangible assets (finite lives):
Completed technology	2 to 5	28,070	30,700	3,869
Customer relationships	2 to 5	—	3,000	—
Other	1 to 3	120	400	1,502

		$224,209	$76,630	$95,682

We received $14.0 million in connection with an escrow settlement from our prior acquisition of Siliquent Technologies Inc., which resulted in a corresponding reduction of goodwill. In addition, goodwill was increased by $10.2 million upon satisfaction of certain performance goals met during the year by our Global Locate acquisition.

In-Process Research and Development

In-process research and development, or IPR&D totaled $15.5 million, $5.2 million and $43.5 million for acquisitions completed in 2007, 2006 and 2005, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2007, 2006 and 2005:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31%	1.0	$7.8	21%	$0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0
2006 Acquisition
Sandburst	20 Gbps programmable packet processor	15	2.0	11.2	30	5.2
2005 Acquisitions
Zeevo	Bluetooth wireless audio chipset	85	1.0	5.5	22	6.7
Siliquent	10 GbE server controller	40	1.0	17.3	27	35.0
Athena	Tuners and low-power Wi-Fi chips	85	0.5	0.9	27	1.8

At December 31, 2007 development projects for all of our acquisitions in 2007 and 2006 were still in process. We completed the development projects related to all of our 2005 acquisitions. Alliant and Encentrus had no development projects in process at their respective acquisition dates.

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

Supplemental Pro Forma Data (Unaudited)

The pro forma data of Broadcom set forth below gives effect to acquisitions completed in 2006 and 2007 as if they had occurred at the beginning of 2006 and includes amortization of purchased intangible assets, but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of our future operations or of the results that would have actually been attained had the acquisitions taken place at the beginning of 2006.

	Years Ended
	December 31,
	2007	2006
	(In thousands, except per share data)

Pro forma net revenue	$3,778,806	$3,683,877

Pro forma net income	$212,134	$341,173

Pro forma net income per share (basic)	$.39	$.63

Pro forma net income per share (diluted)	$.37	$.58

4.	Investments

Held-to-Maturity Investments

At December 31, 2007 our held-to-maturity investments consisted of U.S. government obligations, commercial paper, corporate notes and bonds and time deposits. Securities are classified as held-to-maturity when we have the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity.

A summary of held-to-maturity investments by balance sheet caption is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

December 31, 2007
Cash equivalents	$780,805	$2	$(4)	$780,803
Short-term marketable securities	141,728	58	(19)	141,767
Long-term marketable securities	75,352	94	(32)	75,414

	$997,885	$154	$(55)	$997,984

December 31, 2006
Cash equivalents	$908,777	$8	$(4)	$908,781
Short-term marketable securities	522,340	1	(652)	521,689
Long-term marketable securities	121,148	28	(337)	120,839

	$1,552,265	$37	$(993)	$1,551,309

A summary of held-to-maturity investments by major security type is as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

December 31, 2007
Commercial paper	$117,031	$8	$—	$117,039
U.S. government obligations	155,926	115	(11)	156,030
Time deposits	669,786	—	—	669,786
Corporate notes and bonds	55,142	31	(44)	55,129

	$997,885	$154	$(55)	$997,984

December 31, 2006
Commercial paper	$878,323	$8	$(3)	$878,328
U.S. government obligations	429,103	29	(904)	428,228
Time deposits	221,311	—	—	221,311
Corporate notes and bonds	23,528	—	(86)	23,442

	$1,552,265	$37	$(993)	$1,551,309

Held-to-maturity securities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007		2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Maturity
Less than one year	$922,533	$922,570	$1,431,117	$1,430,470
One to two years	37,268	37,258	81,863	81,606
Two to three years	38,084	38,156	39,285	39,233

	$997,885	$997,984	$1,552,265	$1,551,309

As of December 31, 2007 we had 12 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at December 31, 2007 are temporary in nature. We review our investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Strategic Investments

At December 31, 2007 and 2006 the carrying values of our investments in equity securities of privately held companies accounted for using the cost method were $3.9 million and $6.7 million, respectively. In 2007 we recorded net losses on these investments in the amount of $1.8 million. In 2006 and 2005 we recorded net gains on these investments in amounts of $0.7 million and $1.2 million, respectively. These gains and losses were included in other income, net, in the consolidated statements of income.

5.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$(146,945)	$(336,441)	$(169,986)
Foreign	366,401	703,082	516,855

	$219,456	$366,641	$346,869

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to our provision (benefit) for income taxes follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Statutory federal provision for income taxes	$76,809	$128,324	$121,404
Increase (decrease) in taxes resulting from:
In-process research and development	5,415	1,820	15,208
State taxes, net of federal benefit	(1,108)	1,086	826
Benefit of federal tax credits	(70,104)	(52,432)	(15,584)
Valuation allowance changes affecting federal income tax expense	60,778	56,140	54,601
Reversal of taxes previously accrued	(6,000)	(29,800)	(28,300)
Tax rate differential on foreign earnings	(112,633)	(145,639)	(173,499)
Stock-based compensation expense	52,251	24,432	—
Other	706	3,669	5,124

Provision (benefit) for income taxes	$6,114	$(12,400)	$(20,220)

The income tax provision (benefit) consists of the following components:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$(27,100)	$(24,999)
State	(1,704)	1,670	1,271
Foreign	7,935	6,948	1,478

	6,231	(18,482)	(22,250)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(117)	6,082	2,030

	(117)	6,082	2,030

	$6,114	$(12,400)	$(20,220)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Research and development tax credit carryforwards	$467,791	$368,458
Capitalized research and development costs	215,634	116,054
Net operating loss carryforwards	835,135	952,636
Reserves and accruals not currently deductible for tax purposes	52,432	43,682
Stock-based compensation and purchased intangible assets	156,723	118,298
Other	29,323	32,153

Gross deferred tax assets	1,757,038	1,631,281
Valuation allowance	(1,753,769)	(1,629,435)

Deferred tax assets, net	3,269	1,846
Deferred tax liabilities	—	—

Net deferred tax assets	$3,269	$1,846

Broadcom operates under tax holidays in Singapore, which are effective through March 2009 and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $239.3 million, $256.0 million and $185.3 million for 2007, 2006 and 2005, respectively. The benefit of the tax holidays on net income per share (diluted) was $.41, $.44 and $.33 for 2007, 2006 and 2005, respectively.

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $3.3 million and $1.8 million in 2007 and 2006, respectively.

As a result of SFAS 123R, our deferred tax assets at December 31, 2007 and 2006 do not include $627.0 million and $558.2 million, respectively, of excess tax benefits from employee stock option exercises that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. Equity will be increased by $627.0 million if and when such excess tax benefits are ultimately realized.

If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2007 will be accounted for as follows: approximately $1.582 billion will be recognized as a reduction of income tax expense, $161.2 million will be recognized as a reduction of goodwill and $10.6 million will be recorded as an increase in equity. In 2007 we recorded a $0.9 million increase in foreign deferred tax expense as a result of allocating certain tax benefits directly to goodwill for the utilization of certain foreign net operating losses from acquisitions, which were previously offset with a valuation allowance.

At December 31, 2007 we had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $3.436 billion, $1.567 billion, $50.5 million and $9.4 million, respectively. If unutilized, the federal net operating loss will expire between 2017 and 2027. If unutilized, the state net operating loss will expire in the following manner: approximately $13.4 million in 2008, $12.2 million in 2009, $14.3 million in 2010,

$57.5 million in 2011, $217.6 million in 2012, and approximately $1.252 billion thereafter through 2017. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2007 we had Canadian scientific research and experimental development expenditures of $12.0 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely.

At December 31, 2007 we had federal, state and Canadian research and development credit carryforwards of approximately $313.8 million, $335.2 million and $9.8 million, respectively. These research and development credit carryforwards expire between 2017 through 2027, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $1.484 billion in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. These basis differences arose primarily through the undistributed book earnings of these foreign subsidiaries that we intend to reinvest indefinitely. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the current existence of domestic net operating loss and credit carryforwards and possible foreign tax credits.

Our income tax returns for the 2004 and 2005 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

On January 1, 2007 we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million reduction in accumulated deficit as of January 1, 2007. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. Our unrecognized tax benefits at December 31, 2007 relate to various foreign jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2007	$20,873
Increases related to current year tax positions	3,193
Expiration of the statute of limitations for the assessment of taxes	(3,398)
Other	932

Balance at December 31, 2007	$21,600

Included in the unrecognized tax benefits of $21.6 million at December 31, 2007 was $17.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.1 million and $0.7 million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we have recorded a liability for potential penalties and interest of $13.9 million and $1.5 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

6.	Commitments

We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, we lease additional design facilities throughout the United States. Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in several other countries. In addition, we lease various sales and marketing facilities in the United States and several other countries.

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements that expire at various dates through 2017. In December 2004 we entered into a lease agreement under which our corporate headquarters moved in 2007 to our current facilities in Irvine, California, which consist of eight buildings with an aggregate of approximately 0.69 million square feet. The lease term is for a period of ten years and two months which began in March 2007. The aggregate rent for the term of the lease, approximately $162.7 million, is included in the table below.

Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Operating leases	$118,766	$71,166	$47,040	$39,318	$31,497	$116,831	$424,618
Inventory and related purchase obligations	223,797	—	—	—	—	—	223,797
Other purchase obligations	65,816	1,424	760	24	—	—	68,024
Restructuring liabilities	4,460	2,134	863	—	—	—	7,457
Accrued settlement payments	2,036	—	—	—	—	—	2,036

Total	$414,875	$74,724	$48,663	$39,342	$31,497	$116,831	$725,932

Facilities rent expense in 2007, 2006 and 2005 was $65.2 million, $56.7 million and $44.2 million, respectively.

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

Other purchase obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure, mask and prototyping costs, and other purchase commitments made in the ordinary course of business.

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

For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements.

In addition to the amounts shown in the table above, $18.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $13.9 million and $1.5 million, respectively, at December 31, 2007.

7.	Shareholders’ Equity

Common Stock

At December 31, 2007 we had 2,500,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2007, 2006 and 2005, 6.4 million shares, 2.7 million shares and 8.5 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation. In June 2006 we clarified that we are only authorized to issue 6,432,161 shares of preferred stock and eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of our initial public offering.

Share Repurchase Program

In February 2005 our Board of Directors authorized a program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate value of up to $250 million from time to time over a period of one year, depending on market conditions and other factors. In January 2006 the Board approved an amendment to the share repurchase program extending the program through January 26, 2007 and authorizing the repurchase of additional shares of our Class A common stock having a total market value of up to $500 million. On July 24, 2006 the Board decided to suspend purchasing shares of our Class A common stock under the share repurchase program as a result of the then-pending voluntary review of our equity award practices. From the time the program was first implemented through July 24, 2006, we repurchased a total of 12.8 million shares of Class A common stock at a weighted average price of $33.47 per share. The program expired, without further repurchases, in January 2007.

In February 2007 the Board authorized a new program to repurchase shares of our Class A common stock. The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors. Repurchases under the program were to be made at any time and from time to time during the 12 to 18 month period that commenced February 12, 2007. The program was completed on November 1, 2007, at which time we had repurchased 30.1 million shares of Class A common stock at a weighted average price of $33.25 per share under the program.

In November 2007 the Board authorized a new program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under the program may be made from time to time at any time during the period commencing November 19, 2007 and continuing through and including December 31, 2008. From the time the current program was implemented through December 31, 2007, we repurchased a total of 5.7 million shares of Class A common stock at a weighted average price of $27.34 per share, of which $140.2 million was settled in cash during the three months ended December 31, 2007 and the remaining $16.1 million was included in accrued liabilities at December 31, 2007.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Stock Split

On January 25, 2006 our Board of Directors approved a three-for-two split of our common stock, which was effected in the form of a stock dividend. Holders of record of our Class A and Class B common stock as of the close of business February 6, 2006, the Record Date, received one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the Record Date. The additional Class A and Class B shares were distributed on or about February 21, 2006. Cash was paid in lieu of fractional shares. Share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split.

Registration Statements

We have filed a universal shelf registration statement on SEC Form S-3 and an acquisition shelf registration statement on SEC Form S-4. The universal shelf registration statement on Form S-3 permits Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $750 million. The acquisition shelf registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to either registration statement.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$213,342	$379,041	$367,089
Other comprehensive income (loss):
Reclassification adjustment for net realized loss included in net gain	—	—	1
Translation adjustments	(729)	(1,203)	8

Total comprehensive income	$212,613	$377,838	$367,098

Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2007 and December 31, 2006 represents accumulated translation adjustments.

8.	Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, employees may purchase shares of our Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date, (ii) no employee may be granted rights to purchase more than

$25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of Class A common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 2.25 million shares. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit. In March 2007, the Board of Directors approved an amendment and restatement of the ESPP, as previously amended and restated, to increase the limitation on the amount by which the share reserve of the plan is to automatically increase each year to not more than 10 million shares of Class A common stock. This amendment was approved by the shareholders at the Annual Meetings of Shareholders held in May 2007. In 2007, 2006 and 2005, 2.0 million, 1.6 million and 2.6 million shares, respectively, were issued under this plan at average per share prices of $27.07, $16.40 and $15.47, respectively. At December 31, 2007, 9.9 million shares were available for future issuance under this plan.

Stock Incentive Plans

We have in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. Our 1998 Stock Incentive Plan, as amended and restated, or 1998 Plan, is the successor equity incentive program to our 1994 Stock Option Plan, or 1994 Plan and our 1998 Special Stock Option Plan, together, the Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

In April 2005, the Board of Directors approved an amendment and restatement of the 1998 Plan, as previously amended and restated, to increase the number of shares of Class A common stock reserved for issuance under this plan by an additional 15 million shares. In March 2007, the Board of Directors approved a further amendment and restatement of the 1998 Plan to increase the limitation on the amount by which the share reserve of the 1998 Plan is to automatically increase each year to not more than 45 million shares of Class A common stock. These amendments were approved by the shareholders at the Annual Meetings of Shareholders held in April 2005 and May 2007, respectively. As of December 31, 2007, 57.2 million shares of common stock were reserved for future grant under the 1998 Plan.

The Board of Directors or the Plan Administrator determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of 10 years, and in the case of new hires generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant. However, certain options that have been granted under our 1998 Plan or that were assumed by us in connection with certain of our acquisitions provide that the vesting of the options granted thereunder will accelerate in whole or in part upon the occurrence of certain specified events.

In addition, we grant restricted stock units as part of our regular annual employee equity compensation review program as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of our Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant.

In connection with our acquisitions, we have assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2007, 1.7 million and 0.1 million shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2007, 2006 and 2005 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2004	146,460	$.01 - $81.50	$17.34	$20.95
Options granted under the 1998 Plan	31,566	18.32 - 32.68	22.48	7.31
Options assumed in acquisition	242	1.97 - 1.97	1.97	26.55
Options cancelled	(5,692)	.01 - 37.75	20.96	15.90
Options exercised	(30,468)	.01 - 30.27	14.06	18.95

Balance at December 31, 2005	142,108	.01 - 81.50	19.00	18.55
Options granted under the 1998 Plan	17,939	23.11 - 48.63	40.22	12.33
Options assumed in acquisition	107	5.26 - 40.49	7.66	41.31
Options cancelled	(6,294)	.01 - 48.63	20.92	15.02
Options exercised	(27,975)	.01 - 38.17	17.14	19.39

Balance at December 31, 2006	125,885	.01 - 81.50	22.35	17.65
Options granted under the 1998 Plan	21,882	27.96 - 37.30	32.82	10.72
Options cancelled	(3,607)	1.47 - 48.63	30.20	10.91
Options exercised	(18,018)	.01 - 41.15	16.88	14.08

Balance at December 31, 2007	126,142	$.01 - $81.50	$24.96	$15.81

At December 31, 2007 outstanding options to purchase 87.6 million shares were exercisable with an average per share exercise price of $21.93. The weighted average remaining contractual life of options outstanding and of options exercisable as of December 31, 2007 were 6.6 years and 5.7 years, respectively.

The total pretax intrinsic value of options exercised in 2007 was $331.2 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $26.14 on December 31, 2007, the total pretax intrinsic value of all outstanding options was $539.3 million. The total pretax intrinsic value of exercisable options at December 31, 2007 was $495.5 million.

Restricted stock unit activity in 2007, 2006 and 2005 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2004	330	$22.98
Restricted stock units granted under the 1998 Plan	8,432	23.08
Restricted stock units cancelled	(297)	22.07
Restricted stock units vested	(1,375)	21.19

Balance at December 31, 2005	7,090	23.48
Restricted stock units granted under the 1998 Plan	8,921	40.22
Restricted stock units cancelled	(681)	31.83
Restricted stock units vested	(2,630)	30.24

Balance at December 31, 2006	12,700	33.39
Restricted stock units granted under the 1998 Plan	12,232	32.84
Restricted stock units cancelled	(1,172)	33.05
Restricted stock units vested	(6,707)	32.19

Balance at December 31, 2007	17,053	$33.50

The total pretax intrinsic value of restricted stock units vested in 2007 was $219.5 million. Based on the closing price of our Class A common stock of $26.14 on December 31, 2007, the total pretax intrinsic value of all outstanding restricted stock units was $445.8 million.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Years Ended December 31,
	2007(1)	2006(1)	2005
	(In thousands)

Cost of revenue	$26,470	$24,589	$4,177
Research and development	353,649	307,096	68,606
Selling, general and administrative	139,533	136,679	29,232

(1)	The amounts included in 2007 and 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our consolidated statement of income for 2005 has not been restated to reflect, and does not include, the impact of SFAS 123R.

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it should not have a material impact on our overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from 2008 through 2011 related to unvested share-based payment awards at December 31, 2007 is $948.3 million. Of this amount, $415.5 million, $302.7 million, $175.6 million and $54.5 million are currently estimated to be recorded in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. Approximately 94.2% of the total unearned stock-based compensation as of December 31, 2007 will be expensed by the end of 2010. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2007	2006	2005	2007	2006	2005

Expected life (in years)	3.20	3.17	3.20	1.33	0.51	0.87
Volatility	0.39	0.36	0.40	0.40	0.35	0.38
Risk-free interest rate	4.54%	4.93%	4.00%	4.98%	4.78%	3.52%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$10.72	$12.33	$7.41	$10.95	$10.81	$6.97

The weighted average fair values per share of the restricted stock units awarded in 2007, 2006 and 2005 were $32.84, $40.22 and $23.08, respectively, calculated based on the fair market value of our Class A common stock on the respective grant dates.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income and net income per share information for 2005, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

Year Ended December 31,
2005
(In thousands, except per share data)

Net income — as reported	$367,089
Add: Stock-based compensation expense included in net income — as reported	102,015
Deduct: Stock-based compensation expense determined under the fair value method	(563,916)

Net loss — pro forma	$(94,812)

Net income per share (basic) — as reported	$0.72

Net income per share (diluted) — as reported	$0.66

Net loss per share (basic and diluted) — pro forma	$(0.19)

For purposes of the foregoing pro forma illustration, the fair value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of our stock price. The Black-Scholes model meets the requirements of SFAS 123 but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of our stock-based awards is assumed to be amortized on a straight-line basis over the optionees’ respective service periods.

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

In March 2007 we offered to amend or replace options affected by the choice of measurement dates by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review or (ii) the closing selling price per share of our Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer were paid a special cash payment with respect to those options. The amount paid was determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We made payments of $29.6 million in January 2008 to reimburse the affected optionholders for the increases in their exercise prices. A liability was recorded for these payments and included in wages and related benefits as of December 31, 2007.

In accordance with SFAS 123R, we recorded total estimated charges of $3.4 million in 2007 and a reduction of additional paid-in capital in the amount of $26.2 million in connection with the offer. Charges of $0.1 million, $1.5 million and $1.8 million are included in cost of revenue, research and development expense and selling, general and administrative expense, respectively.

We also recorded total charges of $61.5 million in 2006 in connection with payments we made to or on behalf of certain current and former employees related to consequences of the voluntary review of our equity award practices, as well as non-cash stock-based compensation expense we incurred related to the extension of the post-service stock option exercise period for certain former employees. The payments were (i) to remunerate participants in our employee stock purchase plan who were unable to purchase shares thereunder during the period in which we were not current in our SEC reporting obligations, (ii) to remediate adverse tax consequences, if any, to individuals that resulted from the review, and (iii) to compensate individuals for the value of stock options that expired or would have expired during the period in which we were not current in our SEC reporting obligations. A total of $2.5 million, $30.1 million and $28.9 million was included in cost of revenue, research and development expense and selling, general and administrative expense, respectively, for such charges in 2006, of which $6.5 million and $5.1 million included in research and development expense and selling, general and administrative expense, respectively, is stock-based compensation expense.

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2007:

Number of Shares
(In thousands)

Stock options outstanding	126,142
Authorized for future grants under stock incentive plans	57,189
Authorized for future issuance under stock purchase plan	9,873
Restricted stock units outstanding	17,053

210,257

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of our employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. In 2006 we adopted a limited matching contribution policy. Under this policy, we made $6.1 million and $2.5 million in contributions to participants in this plan in 2007 and 2006, respectively. We made no contributions to this plan in 2005.

9.	Goodwill

Goodwill Impairment Assessment

We performed annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2007, 2006 and 2005. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. At October 1, 2007, 2006 and 2005, we had four reporting units as determined and identified in accordance with SFAS 142.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete four year financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the four year discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 13% to 19%, and terminal value growth rates ranging from 5.0% to 10%. Publicly available information regarding the market capitalization of Broadcom was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Upon completion of the October 2007, 2006 and 2005 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the four reporting units exceeded its respective carrying value.

10.	Settlement Costs

In June 2005 we recorded $110.0 million in settlement costs primarily related to the settlement of securities class action litigation against us and certain of our current and former officers and directors. For a more detailed discussion of our settled and outstanding litigation, see Note 11.

11.	Litigation

Intellectual Property Proceedings.  In May 2005 we filed a complaint with the U.S. International Trade Commission, or ITC, asserting that Qualcomm Incorporated, or Qualcomm, engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of our patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in Broadcom’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. Qualcomm has requested that the U.S. Patent and Trademark Office, or USPTO, reexamine two of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 initial determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. The ITC’s orders were subject to a 60-day Presidential review period, which involved extensive review by the United States Trade Representative, who the President designated to decide whether to let the ITC orders stand or to overturn them through a statutory disapproval. In August 2007 the United States Trade Representative declined to disapprove the orders. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. A hearing date on the appeal has not been set.

In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December, the ITC instituted an investigation based upon the allegations made in our complaint. Discovery is in progress, and a hearing has been set for April 2008.

In May 2005 we filed two complaints against Qualcomm in the United States District Court for the Central District of California. The first complaint asserts that Qualcomm has infringed, both directly and indirectly, the same five patents asserted by Broadcom in the ITC complaint. The District Court complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In December 2005 the court transferred the causes of action relating to two of the patents to the United States District Court for the Southern District of California. Pursuant to statute, the court has stayed the remainder of this action pending the outcome of the ITC action.

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our consolidated statements of income. Qualcomm has requested that the USPTO reexamine one of the infringed patents. On December 31, 2007, the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction includes a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. Qualcomm has filed motions to stay and to interpret the permanent injunction. The court has not yet ruled on Qualcomm’s motions.

In July 2005 Qualcomm filed a complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringed, both directly and indirectly, seven Qualcomm patents relating generally to the transmission, reception and processing of communication signals, including radio signals and/or signals for wireless telephony. We filed an answer in September 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims sought a declaratory judgment that the seven Qualcomm patents were invalid and not infringed, and asserted that Qualcomm had infringed, both directly and indirectly, six Broadcom patents relating generally to wired and wireless communications. In March 2007 the court granted the parties’ joint motion to dismiss this case.

In August 2005 Qualcomm filed a second complaint against us in the United States District Court for the Southern District of California alleging that we breached a contract relating to Bluetooth development and seeking a declaration that two of our patents relating to Bluetooth technology were invalid and not infringed. We filed an answer in April 2006 denying the allegations in the complaint and asserting counterclaims. The counterclaims asserted that Qualcomm had infringed, both directly and indirectly, the same two Broadcom patents, and alleged breach of the Bluetooth contract by Qualcomm. In February 2007 the court granted the parties’ joint motion to dismiss this case.

In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. Qualcomm has appealed, but a hearing date on the appeal has not yet been set. In January 2008, the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees. The foregoing amounts have not been recognized in our consolidated statements of income.

In March 2006 Qualcomm filed a fourth complaint against us in the United States District Court for the Southern District of California alleging that we had misappropriated certain Qualcomm trade secrets and that certain Broadcom products infringed, both directly and indirectly, a patent related generally to orthogonal frequency division multiplexing technology. We filed an answer in May 2006 denying the allegations in Qualcomm’s complaint and asserting counterclaims. The counterclaims sought a declaratory judgment that the Qualcomm patent was invalid and not infringed, and asserted that Qualcomm had infringed, both directly and indirectly, two Broadcom patents relating generally to video technology. We amended our answer to add a counterclaim asserting that Qualcomm had misappropriated certain Broadcom trade secrets, and Qualcomm amended its complaint to add three individual Broadcom employees as defendants and include additional allegations of trade secret misappropriation. In March 2007 the court granted the parties’ joint motion to dismiss this case.

In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom upon its acquisition by us in July 2007 (see Note 3), alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the ITC actions between Global Locate and SiRF, discussed below, become final.

In February 2007 SiRF filed a complaint in the ITC asserting that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four SiRF patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. The ITC has set a target date for completion of the investigation in October 2008.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited (collectively, the “SiRF Defendants”), asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, and products containing such products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate complaint. The ITC has set a target date for completion of the investigation in December 2008.

Antitrust and Unfair Competition Proceedings.  In July 2005 we filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserts causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 we filed an amended complaint in the action also challenging

Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the district for further proceedings. Discovery is in progress, and a trial date in district court has been tentatively set for June 2009.

In October 2005 Broadcom and five other leading mobile wireless technology companies filed complaints with the European Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. In October 2007 the Commission announced that it had instituted a formal investigation of Qualcomm.

In June 2006 Broadcom and another leading mobile wireless technology company filed complaints with the Korean Fair Trade Commission requesting that the Commission investigate Qualcomm’s anticompetitive conduct related to the licensing of its patents and the sale of its chipsets for mobile wireless devices and systems. The Commission has instituted a formal investigation of Qualcomm.

In April 2007 we filed a complaint in the Superior Court for Orange County, California alleging that Qualcomm’s conduct before various industry standards organizations constitutes unfair competition, fraud and breach of contract. The complaint seeks an injunction against Qualcomm as well as the recovery of monetary damages. In October 2007 the court stayed the case pending final resolution of our case against Qualcomm in the United States District Court for the District of New Jersey. In November 2007 we filed an amended complaint in the New Jersey antitrust case adding additional causes of action based primarily upon the allegations in the California unfair competition case.

Securities Litigation.  From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the members of our Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

In January 2007 the Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied our motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee (the “SLC”) to decide what course of action Broadcom should pursue in respect of the claims asserted in the Options Derivative Actions. The SLC is currently engaged in its review.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. The lead plaintiff’s consolidated class action complaint will be due 45 days after the district judge enters a revised order appointing lead class counsel. We intend to defend the consolidated action vigorously.

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit).

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. In 2007 we continued to provide substantial amounts of documents and information to the SEC on a voluntary basis. In addition, we have produced documents pursuant to subpoenas. The SEC continues to depose present and former Broadcom employees, officers and directors as part of its investigation. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. The Chairman of the Board of Directors and Chief Technical Officer of Broadcom, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Based on discussions with the SEC staff, we believe that the issues the staff intends to pursue relate to our historical option granting processes and the accounting relating to those option grants. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In response to our Wells Notice, we have communicated with the SEC staff in an effort to explore possible resolution, and are awaiting further communication. We are continuing to cooperate with the SEC, but do not know when the investigation will be resolved or what, if any, actions the SEC may require us, Dr. Samueli and/or Mr. Dull to take as part of that resolution.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2006 we voluntarily provided documents and data to the U.S. Attorney’s Office. In 2007 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis. In addition, we have produced documents pursuant to grand jury subpoenas. The U.S. Attorney’s Office continues to interview present and former Broadcom employees, officers and directors as part of its investigation. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

United States Attorney’s Office Investigation and Prosecution.  In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Broadcom employees. In December 2005 one former employee was indicted for fraud and related activity in connection with computers and trade secret misappropriation. The former employee had been immediately suspended in June 2005, after just two months’ employment, when we learned about the government investigation. Following an internal investigation, his employment was terminated, nearly two months prior to the indictment. The indictment does not allege any wrongdoing by us and we are cooperating fully with the ongoing investigation and the prosecution.

General.  We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact our gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

12.	Significant Customer, Supplier and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended December 31,
	2007	2006	2005

Motorola	11.2%	15.4%	15.5%
Cisco(1)	*	11.2	12.4
Five largest customers as a group	39.7	46.5	48.5

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

No other customer represented more than 10% of our annual net revenue in these years.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2007	2006	2005

Asia (primarily in Japan, Korea, China and Taiwan)	26.5%	19.5%	17.8%
Europe (primarily in France, the United Kingdom and Finland)	8.5	8.4	7.6
Other	0.5	0.3	0.4

	35.5%	28.2%	25.8%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2007	2006	2005

Asia (primarily in China, Hong Kong, Taiwan, Japan and Singapore)	81.2%	79.2%	75.2%
Europe (primarily in Hungary, Germany and Sweden)	2.9	3.3	3.6
Other	3.3	4.0	5.7

	87.4%	86.5%	84.5%

We do not own or operate a fabrication facility. Five independent third-party foundries located in Asia manufacture substantially all of our semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of our products. In addition, substantially all of our products are assembled and tested by one of eight independent third-party subcontractors in Asia. We do not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of our products could have a material adverse effect on our business, results of operations and financial condition.

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2007, $26.1 million of our long-lived assets (excluding goodwill and purchased intangible assets) was located outside the United States.

13.	Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

					Diluted Net
	Net	Gross	Net		Income
	Revenue	Profit	Income		Per Share
	(In thousands, except per share data)

Year Ended December 31, 2007
Fourth Quarter(1)	$1,027,035	$538,813	$90,335	(2)	$.16
Third Quarter	949,959	483,989	27,760	(3)	.05
Second Quarter	897,920	460,883	34,256	(4)	.06
First Quarter	901,481	460,532	60,991	(5)	.10
Year Ended December 31, 2006
Fourth Quarter	$923,454	$469,636	$45,076	(6)	$.08
Third Quarter	902,586	452,422	110,181	(7)	.19
Second Quarter	941,131	483,757	106,086		.18
First Quarter	900,647	466,438	117,698	(8)	.20

(1)	Includes royalties in the amount of $31.8 million from a patent license agreement entered into in July 2007.

(2)	Includes gain on strategic investments of $3.0 million.

(3)	Includes IPR&D of $5.0 million and loss on strategic investments of $2.1 million.

(4)	Includes IPR&D of $10.2 million and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.6 million.

(5)	Includes IPR&D of $0.3 million, impairment of other intangible assets of $1.5 million, loss on strategic investments of $2.6 million and charges related to the equity award review in the amount of $3.4 million.

(6)	Includes charges related to the equity award review in the amount of $50.6 million.

(7)	Includes income tax benefits from adjustments to tax reserves of foreign subsidiaries of $27.9 million and charges related to the equity award review in the amount of $10.9 million.

(8)	Includes IPR&D of $5.2 million, income tax benefits from adjustments to tax reserves of foreign subsidiaries of $1.7 million, and gain on strategic investments of $0.7 million.

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	2007 Base Salaries for Certain Executive Officers	8-K	000- 23993	10.1	03/07/2007
10	.2*	2007 Increase to Base Salary for Vice President & Corporate Controller	8-K/A	000- 23993	N/A	10/12/2007
10	.3*	2007 Special Payments Made to Certain Audit Committee Members	8-K	000- 23993	N/A	02/09/2007
10	.4*	2007 Executive Officer Performance Bonus Plan	8-K	000- 23993	10.1	05/08/2007
10	.5*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Thomas F. Lagatta and Vahid Manian	10-Q	000- 23993	10.11	11/09/2004
10	.6*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.7*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000- 23993	10.5	02/14/2006
10	.8*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.9*	Agreement between the registrant and William J. Ruehle dated December 17, 2006	10-K	000- 23993	10.7	02/20/2007
10	.10*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006	10-K	000- 23993	10.8	02/20/2007
10	.11*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.12*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.13*	1998 Stock Incentive Plan (as amended and restated August 9, 2007)					X
10	.14*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Thomas F. Lagatta and Vahid Manian	10-Q	000- 23993	10.3	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000- 23993	10.9	03/01/2005

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.17*	1998 Stock Incentive Plan form of Addendum to Stock Option Agreement for Eric K. Brandt					X
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.1	05/02/2006
10	.19*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.20*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.21*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.22*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Thomas F. Lagatta, and Vahid Manian	10-Q	000- 23993	10.5	11/09/2004
10	.23*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors	10-Q	000- 23993	10.3	05/02/2006
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement					X
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.4	05/02/2006
10	.26*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Pro-rated Awards)	10-Q	000- 23993	10.5	05/02/2006
10	.27*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Thomas F. Lagatta, and Vahid Manian	10-Q	000- 23993	10.10	11/09/2004
10	.28*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000- 23993	10.16	03/01/2005
10	.29*	1998 Stock Incentive Plan form of Addendum to Restricted Stock Unit Award Agreement for Eric K. Brandt					X
10	.30*	1998 Employee Stock Purchase Plan (as amended and restated March 9, 2007)	S-8	333- 142526	99.2	05/01/2007
10	.31*	2007 International Employee Stock Purchase Plan (as amended through January 19, 2007)	S-8	000- 142526	99.3	05/01/2007
10.32		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10.33		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.34		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10	.35*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333- 45619	10.1	02/27/1998
10	.36*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333- 45619	10.2	02/27/1998
10	.37†	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.	10-Q	000- 23993	10.3	10/24/2007
10.38		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.39		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.40		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007
10	.41†	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.42		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.43		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant					X
10.44		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
10.45		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000- 23993	10.39	03/01/2005
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Where Located
Exhibit				Exhibit		Filed
Number	Description	Form	File No.	No.	Filing Date	Herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Date: January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2008

/s/ Henry Samueli Henry Samueli, Ph.D.	Chairman of the Board and Chief Technical Officer	January 28, 2008

/s/ Eric K. Brandt Eric K. Brandt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 28, 2008

/s/ Bret W. Johnsen Bret W. Johnsen	Vice President and Corporate Controller (Principal Accounting Officer)	January 28, 2008

/s/ George L. Farinsky George L. Farinsky	Director	January 28, 2008

/s/ Maureen E. Girkins Maureen E. Girkins	Director	January 28, 2008

/s/ Nancy H. Handel Nancy H. Handel	Director	January 28, 2008

/s/ John E. Major John E. Major	Director	January 28, 2008

/s/ Alan E. Ross Alan E. Ross	Director	January 28, 2008

/s/ Robert E. Switz Robert E. Switz	Director	January 28, 2008

/s/ Werner F. Wolfen Werner F. Wolfen	Director	January 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the consolidated financial statements of Broadcom Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated January 25, 2008. Our audits also included the financial statement schedule listed in Item 15(a)2. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Orange County, California
January 25, 2008

S-1

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged (Credited)	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,894	$(1,576)	$386	$(232)	$5,472
Sales returns	3,411	12,331	—	(12,497)	3,245
Pricing allowances	985	680	—	—	1,665
Reserve for excess and obsolete inventory	31,935	15,685	425	(13,619)	34,426
Reserve for warranty	19,222	8,435	—	(4,370)	23,287
Restructuring liabilities	10,723	—	749	(4,015)	7,457

Total	$73,170	$35,555	$1,560	$(34,733)	$75,552

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,242	$816	$61	$(225)	$6,894
Sales returns	4,952	23,343	—	(24,884)	3,411
Pricing allowances	989	1,457	—	(1,461)	985
Reserve for excess and obsolete inventory	37,017	6,256	138	(11,476)	31,935
Reserve for warranty	14,131	10,268	877	(6,054)	19,222
Restructuring liabilities	16,221	—	—	(5,498)	10,723

Total	$79,552	$42,140	$1,076	$(49,598)	$73,170

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,900	$149	$10	$(817)	$6,242
Sales returns	3,692	19,239	—	(17,979)	4,952
Pricing allowances	995	3,394	—	(3,400)	989
Reserve for excess and obsolete inventory	44,751	(2,349)	1,237	(6,622)	37,017
Reserve for warranty	19,185	5,621	55	(10,730)	14,131
Restructuring liabilities	27,117	(2,500)	1,457	(9,853)	16,221

Total	$102,640	$23,554	$2,759	$(49,401)	$79,552

(a)	Amounts represent balances acquired through acquisitions.

S-2

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	2007 Base Salaries for Certain Executive Officers	8-K	000- 23993	10.1	03/07/2007
10	.2*	2007 Increase to Base Salary for Vice President & Corporate Controller	8-K/A	000- 23993	N/A	10/12/2007
10	.3*	2007 Special Payments Made to Certain Audit Committee Members	8-K	000- 23993	N/A	02/09/2007
10	.4*	2007 Executive Officer Performance Bonus Plan	8-K	000- 23993	10.1	05/08/2007
10	.5*	Form Letter Agreement for Executive Retention Program between the registrant and the following executive officers: David A. Dull, Thomas F. Lagatta and Vahid Manian	10-Q	000- 23993	10.11	11/09/2004
10	.6*†	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.7*	Amendment to Letter Agreement between the registrant and Scott A. McGregor dated December 16, 2005	10-K	000- 23993	10.5	02/14/2006
10	.8*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.9*	Agreement between the registrant and William J. Ruehle dated December 17, 2006	10-K	000- 23993	10.7	02/20/2007
10	.10*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006	10-K	000- 23993	10.8	02/20/2007
10	.11*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.12*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.13*	1998 Stock Incentive Plan (as amended and restated August 9, 2007)					X
10	.14*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: David A. Dull, Thomas F. Lagatta and Vahid Manian	10-Q	000- 23993	10.3	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option, Stock Option Agreement and Addendum to Stock Option Agreement for Scott A. McGregor	10-K	000- 23993	10.9	03/01/2005
10	.17*	1998 Stock Incentive Plan form of Addendum to Stock Option Agreement for Eric K. Brandt					X
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.1	05/02/2006

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.19*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.20*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.21*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.22*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Stock Option Agreement for the following executive officers: David A. Dull, Thomas F. Lagatta, and Vahid Manian	10-Q	000- 23993	10.5	11/09/2004
10	.23*	1998 Stock Incentive Plan form of Special Stock Retention Addendum to Stock Option Agreement for the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and members of the registrant’s Board of Directors	10-Q	000- 23993	10.3	05/02/2006
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement					X
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Annual Award)	10-Q	000- 23993	10.4	05/02/2006
10	.26*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Pro-rated Awards)	10-Q	000- 23993	10.5	05/02/2006
10	.27*	1998 Stock Incentive Plan form of Executive Retention Program Addendum to Restricted Stock Unit Award Agreement for the following executive officers: David A. Dull, Thomas F. Lagatta, and Vahid Manian	10-Q	000- 23993	10.10	11/09/2004
10	.28*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement and Addendum to Restricted Stock Unit Award Agreement for Scott A. McGregor	10-K	000- 23993	10.16	03/01/2005
10	.29*	1998 Stock Incentive Plan form of Addendum to Restricted Stock Unit Award Agreement for Eric K. Brandt					X
10	.30*	1998 Employee Stock Purchase Plan (as amended and restated March 9, 2007)	S-8	333- 142526	99.2	05/01/2007
10	.31*	2007 International Employee Stock Purchase Plan (as amended through January 19, 2007)	S-8	000- 142526	99.3	05/01/2007
10.32		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.33		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.34		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10	.35*	Form of Indemnification Agreement for Directors of the registrant	S-1/A	333- 45619	10.1	02/27/1998
10	.36*	Form of Indemnification Agreement for Officers of the registrant	S-1/A	333- 45619	10.2	02/27/1998

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.37†	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.	10-Q	000- 23993	10.3	10/24/2007
10.38		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.39		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.40		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007
10	.41†	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.42		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.43		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant					X
10.44		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
10.45		Stipulation of Settlement (shareholder derivative actions) dated October 26, 2004	10-K	000- 23993	10.39	03/01/2005
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.