Form 10-Q
period 2008-03-31
BROADCOM CORP
filed 2008-04-24
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2008 the registrant had 452.2 million shares of Class A common stock, $0.0001 par value, and 67.7 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2008 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,001,269	$2,186,572
Short-term marketable securities	90,033	141,728
Accounts receivable, net	362,436	369,004
Inventory	221,402	231,313
Prepaid expenses and other current assets	125,413	125,663

Total current assets	2,800,553	3,054,280
Property and equipment, net	250,526	241,803
Long-term marketable securities	114,456	75,352
Goodwill	1,376,936	1,376,721
Purchased intangible assets, net	42,489	46,607
Other assets	49,571	43,430

Total assets	$4,634,531	$4,838,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,571	$313,621
Wages and related benefits	137,373	147,853
Deferred revenue	7,907	15,864
Accrued liabilities	239,593	253,226

Total current liabilities	745,444	730,564
Commitments and contingencies
Long-term deferred revenue	7,006	8,108
Other long-term liabilities	63,568	63,373
Shareholders’ equity:
Common stock	52	54
Additional paid-in capital	11,287,268	11,576,042
Accumulated deficit	(7,464,810)	(7,539,124)
Accumulated other comprehensive loss	(3,997)	(824)

Total shareholders’ equity	3,818,513	4,036,148

Total liabilities and shareholders’ equity	$4,634,531	$4,838,193

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)

Net revenue	$1,032,210	$901,481
Cost of revenue	481,163	440,949

Gross profit	551,047	460,532
Operating expense:
Research and development	355,688	300,810
Selling, general and administrative	111,946	128,647
Amortization of purchased intangible assets	183	329
In-process research and development	10,900	300
Impairment of intangible assets	—	1,500
Settlement costs	15,810	—

Income from operations	56,520	28,946
Interest income, net	20,104	37,008
Other income (expense), net	924	(1,409)

Income before income taxes	77,548	64,545
Provision for income taxes	3,234	3,554

Net income	$74,314	$60,991

Net income per share (basic)	$.14	$.11

Net income per share (diluted)	$.14	$.10

Weighted average shares (basic)	530,338	547,860

Weighted average shares (diluted)	539,827	585,740

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Cost of revenue	$5,465	$5,814
Research and development	78,706	78,431
Selling, general and administrative	29,065	32,626

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Operating activities
Net income	$74,314	$60,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,249	13,299
Stock-based compensation expense:
Stock options and other awards	58,029	79,145
Restricted stock units issued by Broadcom	55,207	37,726
Acquisition-related items:
Amortization of purchased intangible assets	4,118	3,379
In-process research and development	10,900	300
Impairment of intangible assets	—	1,500
Loss on strategic investments, net	—	2,637
Changes in operating assets and liabilities:
Accounts receivable	6,581	22,459
Inventory	9,911	2,383
Prepaid expenses and other assets	(6,296)	(16,290)
Accounts payable	46,014	21,475
Accrued settlement liabilities	10,000	(2,000)
Other accrued and long-term liabilities	(46,959)	17,652

Net cash provided by operating activities	239,068	244,656

Investing activities
Net purchases of property and equipment	(25,662)	(63,964)
Net cash paid for acquisitions and other purchased intangible assets	(19,795)	(47,677)
Purchases of strategic investments	(355)	(3,500)
Purchases of marketable securities	(135,194)	(268,932)
Proceeds from sales and maturities of marketable securities	148,183	378,154

Net cash used in investing activities	(32,823)	(5,919)

Financing activities
Repurchases of Class A common stock	(391,732)	(425,062)
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,130)	(23,991)
Proceeds from issuance of common stock	12,314	80,825

Net cash used in financing activities	(391,548)	(368,228)

Decrease in cash and cash equivalents	(185,303)	(129,491)
Cash and cash equivalents at beginning of period	2,186,572	2,158,110

Cash and cash equivalents at end of period	$2,001,269	$2,028,619

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in these consolidated financial statements as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides one of the industry’s broadest portfolios of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; SystemI/Otm server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC January 28, 2008.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2008 and December 31, 2007, and the consolidated results of our operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, self-insurance, restructuring costs, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Revenue Recognition

Our net revenue is generated principally by sales of semiconductor products. We derive the remaining balance of net revenue predominantly from royalty revenue pursuant to a patent license agreement, software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of sales occurs through distributors.

The following table presents details of our net revenue:

	Three Months Ended
	March 31,
	2008	2007

Sales of semiconductor products	95.5%	99.1%
Royalty and other	4.5	0.9

	100.0%	100.0%

	Three Months Ended
	March 31,
	2008	2007

Sales made through direct sales force	86.9%	85.6%
Sales made through distributors	13.1	14.4

	100.0%	100.0%

In accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We also maintain inventory (hubbing) arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we follow the guidance in Emerging Issues Task Force, or EITF, Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, or EITF 03-5. Under EITF 03-5, we are required to account for the entire arrangement as a sale of software and software-related items, and follow the revenue recognition criteria in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, and related interpretations, or SOP 97-2.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we follow the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, and account for the arrangement under the applicable revenue recognition guidance.

In arrangements as described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, under both SOP 97-2 and SAB 104, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The costs associated with development agreements are included in cost of revenue. Revenue from software licenses is recognized in accordance with the provisions of SOP 97-2. Royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Broadcom defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit.

We account for our investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million in the three months ended March 31, 2008. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of income.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of income.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to seven years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or seven years.

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

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in Concepts Statement No. 7, Using Cash

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Rebates

We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We reverse the accrual for unclaimed rebates as specific rebate programs end contractually or when we believe unclaimed rebates are no longer subject to payment and will not be paid.

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

We also have obligations to indemnify certain of our present and former employees, officers and directors to the maximum extent permitted by law. Under these obligations, Broadcom is required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 7 (subject to certain exceptions). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant; however, we maintain directors’ and officers’ insurance policies that should limit our exposure and enable us to recover a portion of amounts paid with respect to such obligations. From inception of the securities litigation and related government investigations through March 31, 2008, we have recovered legal expenses in the amount of $27.8 million, of which we have received $13.7 million and recorded $14.1 million in receivables, under these insurance policies. Of this amount, $10.6 million was recorded as a reduction in our selling, general and administrative expenses in our unaudited condensed consolidated statement of income for the three months ended March 31, 2008. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of March 31, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

Income Taxes

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, and applied the provisions of SAB No. 107, Share-Based Payment, which require all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.

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

Business Enterprise Segments

We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services, geographic areas and major customers. Although we had four operating segments at March 31, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in the first quarter of 2008;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

2.	Supplemental Financial Information

Cash, Cash Equivalents and Marketable Securities

At March 31, 2008 we had $2.206 billion in cash, cash equivalents and marketable securities. Pursuant to SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We maintain an investment portfolio of various security holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2008 all of our investments were rated AAA, Aaa, A-1 or P-1 by the major credit rating agencies.

A summary of our cash, cash equivalents, short and long-term marketable securities by major security type is as follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)

March 31, 2008
Time deposits	$629,722	$—	$—	$629,722
U.S. Treasury and agency money market funds	579,300	—	—	579,300
U.S. Treasury and agency obligations	239,490	45,079	109,210	393,779
Institutional money market funds	348,881	—	—	348,881
Commercial paper and corporate bonds	151,663	44,954	5,246	201,863
Cash	52,213	—	—	52,213

	$2,001,269	$90,033	$114,456	$2,205,758

December 31, 2007
Time deposits	$850,018	$—	$—	$850,018
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Institutional money market funds	425,756	—	—	425,756
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Cash	44,779	—	—	44,779

	$2,186,572	$141,728	$75,352	$2,403,652

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash, cash equivalents, short and long-term marketable securities had maturities as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$2,091,302	$2,328,300
One to two years	72,646	37,268
Two to three years	41,810	38,084

	$2,205,758	$2,403,652

Inventory

The following table presents details of our inventory:

	March 31,	December 31,
	2008	2007
	(In thousands)

Work in process	$73,273	$60,479
Finished goods	148,129	170,834

	$221,402	$231,313

Property and Equipment

The following table presents details of our property and equipment:

		March 31,	December 31,
	Useful Life	2008	2007
	(In years)	(In thousands)

Leasehold improvements	1 to 7	$144,774	$140,089
Office furniture and equipment	3 to 7	25,062	24,817
Machinery and equipment	3 to 5	176,690	208,453
Computer software and equipment	2 to 4	147,157	149,459
Construction in progress	N/A	11,040	6,558

		504,723	529,376
Less accumulated depreciation and amortization		(254,197)	(287,573)

		$250,526	$241,803

In the three months ended March 31, 2008, we disposed of $53.1 million (at original cost) of property and equipment, with a net book value of $1.9 million. In addition, we paid $9.2 million related to capital equipment that was accrued at December 31, 2007 and accrued $10.1 million for capital equipment at March 31, 2008.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill during the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(In thousands)

Beginning balance	$1,376,721
Goodwill recorded in connection with Sunext Design, Inc. acquisition (Note 3)	320
Other	(105)

Ending balance	$1,376,936

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	March 31,			December 31,
	2008			2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$218,769	$(178,152)	$40,617	$218,769	$(174,217)	$44,552
Customer relationships	49,266	(47,516)	1,750	49,266	(47,366)	1,900
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	7,614	(7,492)	122	7,614	(7,459)	155

	$279,085	$(236,596)	$42,489	$279,085	$(232,478)	$46,607

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Cost of revenue	$3,935	$3,050
Operating expenses	183	329

	$4,118	$3,379

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
					2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$11,803	$15,264	$12,527	$1,023	$—	$40,617
Operating expenses	550	622	600	100	—	1,872

	$12,353	$15,886	$13,127	$1,123	$—	$42,489

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

The following table presents details of our accrued liabilities:

	March 31,	December 31,
	2008	2007(1)
	(In thousands)

Accrued rebates	$101,718	$132,603
Accrued payments on repurchases of Class A common stock	25,542	16,067
Warranty reserve	22,407	23,287
Accrued taxes	16,162	10,911
Accrued settlement costs	12,000	2,000
Deferred rent	9,026	7,970
Restructuring liabilities	4,520	4,460
Other	48,218	55,928

	$239,593	$253,226

(1)	Excludes $27.0 million of deferred rent that has been reclassified to Other Long-Term Liabilities to conform to current year presentation.

Other Long-Term Liabilities

The following table presents details of our long-term liabilities:

	March 31,	December 31,
	2008	2007(1)
	(In thousands)

Accrued taxes	$30,818	$32,331
Deferred rent	29,287	27,045
Restructuring liabilities	2,463	2,997
Other	1,000	1,000

	$63,568	$63,373

(1)	Includes $27.0 million of deferred rent that has been reclassified from accrued liabilities to conform to current year presentation.

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Beginning balance	$132,603	$131,028
Charged as a reduction to revenue	55,035	64,140
Reversal of unclaimed rebates	(15,329)	(2,423)
Payments	(70,591)	(47,155)

Ending balance	$101,718	$145,590

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve Activity

The following table summarizes the activity related to the warranty reserve during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Beginning balance	$23,287	$19,222
Charged to costs and expenses	1,266	2,394
Payments	(2,146)	(799)

Ending balance	$22,407	$20,817

Restructuring Activity

The following table summarizes the activity related to our current and long-term restructuring liabilities during the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(In thousands)

Beginning balance	$7,457
Cash payments(1)	(474)

Ending balance	$6,983

(1)	Cash payments related to net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)

Numerator: Net income	$74,314	$60,991

Denominator: Weighted average shares outstanding	530,431	547,934
Less: Unvested common shares outstanding	(93)	(74)

Denominator for net income per share (basic)	530,338	547,860
Effect of dilutive securities:
Unvested common shares outstanding	—	18
Stock awards	9,489	37,862

Denominator for net income per share (diluted)	539,827	585,740

Net income per share (basic)	$.14	$.11

Net income per share (diluted)	$.14	$.10

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents from outstanding stock options to purchase 99.0 million and 15.7 million shares of Class A common stock in the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008 there were outstanding stock options to purchase 124.5 million shares of Class A or Class B common stock with a weighted average exercise price of $25.07 per share. In addition, there were 16.4 million restricted stock units outstanding that entitle the holders to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Patent License Agreement

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue in the amount of $35.6 million in the three months ended March 31, 2008 under this agreement and have recorded a cumulative total of $67.4 million from the commencement of the agreement through March 31, 2008.

Supplemental Cash Flow Information

In the three months ended March 31, 2008 we paid $16.1 million related to share repurchases that had not settled by December 31, 2007 and accrued an additional $25.5 million for share repurchases that had not settled by March 31, 2008. In addition, we paid $9.2 million related to capital equipment that was accrued at December 31, 2007 and accrued $10.1 million for capital equipment at March 31, 2008. In 2007, $23.0 million was reclassified in the unaudited condensed consolidated statement of cash flows that increased net cash provided by operating activities and decreased net cash used in investing activities by the corresponding amount related to capital equipment purchased in 2006, but paid in 2007. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.

3.	Business Combinations

In February 2008 we acquired Sunext Design, Inc., a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specializes in the design of optical storage semiconductor products, for $9.9 million. In connection with the acquisition, we assumed $0.8 million in net liabilities and incurred $0.5 million in acquisition costs. We recorded a one-time charge of $10.9 million for purchased in-process research and development, or IPR&D, expense, as Sunext Design was an early stage company that had no completed technology, and recorded $0.3 million in goodwill. The amount allocated to IPR&D in the three months ended March 31, 2008 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In addition, we are required to pay up to an additional $38.0 million in future license fees and royalties on optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in the license agreement. These royalties and license rights will be capitalized upon delivery and amortized to cost of revenue over the estimated economic useful life of the related products.

Our primary reasons for the acquisition were to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing high definition DVD technologies, augment our engineering workforce, and enhance our technological capabilities. Certain of the cash consideration in the above acquisition is currently held in escrow pursuant to the terms of the acquisition agreement.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 include the results of operations of Sunext Design commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.	Income Taxes

We recorded tax provisions of $3.2 million and $3.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Our effective tax rates were 4.2% and 5.5% for the three months ended March 31, 2008 and March 31, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $4.2 million and $3.3 million, at March 31, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Our income tax returns for the 2004 and 2005 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

We operate under tax holidays in Singapore, which were recently extended through March 31, 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

5.	Shareholders’ Equity

Share Repurchase Program

In November 2007 the Board of Directors authorized a new program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under the program may be made from time to time at any time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. In the three months ended March 31, 2008 we repurchased a total of 20.0 million shares of Class A common stock at a weighted average price of $20.04 per share, for a total of $401.2 million. In the three months ended March 31, 2008, we paid $16.1 million related to 2007 repurchases that had not settled by December 31, 2007 and accrued an additional $25.5 million for 2008 repurchases that had not settled by March 31, 2008. From commencement of the current program through March 31, 2008, we repurchased a total of 25.7 million shares of Class A common stock at a weighted average price of $21.66 per share. As of March 31, 2008, $442.5 million remained authorized and available to repurchase shares of our Class A common stock under this plan.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchases under our share repurchase program were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net income	$74,314	$60,991
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	225	—
Translation adjustments	(3,398)	(194)

Total comprehensive income	$71,141	$60,797

6.	Employee Benefit Plans

Equity Awards

We granted options to purchase 1.1 million shares of our Class A common stock and awarded 1.5 million restricted stock units during the three months ended March 31, 2008. As a result of employee terminations, we cancelled options to purchase 1.3 million shares of our Class A common stock and 0.5 million restricted stock units during the three months ended March 31, 2008.

Stock-Based Compensation Expense

The amount of unearned stock-based compensation currently estimated to be expensed from 2008 through 2011 related to unvested share-based payment awards at March 31, 2008 is $853.9 million. Of this amount, $305.4 million, $306.6 million, $182.2 million and $59.7 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 93.0% of the total unearned stock-based compensation as of March 31, 2008 will be expensed by the end of 2010. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

7.	Litigation

Intellectual Property Proceedings.  In May 2005 we filed a complaint with the U.S. International Trade Commission, or ITC, asserting that Qualcomm Incorporated, or Qualcomm, engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of our patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in Broadcom’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. Qualcomm has requested that the U.S. Patent and Trademark Office, or USPTO, reexamine two of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 initial determination finding all three patents valid and one infringed. In

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. The ITC orders were subject to a 60-day Presidential review period, which involved extensive review by the United States Trade Representative, who the President designated to decide whether to let the ITC orders stand or to overturn them through a statutory disapproval. In August 2007 the United States Trade Representative declined to disapprove the orders. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. A hearing on the appeal has been set for June 2008.

In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December 2007 the ITC instituted an investigation based upon the allegations made in our complaint. A hearing in the matter commenced in April 2008.

In May 2005 we filed two complaints against Qualcomm in the United States District Court for the Central District of California. The first complaint asserts that Qualcomm has infringed, both directly and indirectly, the same five patents asserted by Broadcom in the ITC complaint. The District Court complaint seeks preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In December 2005 the court transferred the causes of action relating to two of the patents to the United States District Court for the Southern District of California, where they were later dismissed upon joint motion of the parties. Pursuant to statute, the court has stayed the remainder of this action pending the outcome of the ITC action.

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our consolidated statements of income. Qualcomm has requested that the USPTO reexamine two of the infringed patents. In December 2007 the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction includes a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. The court amended the injunction in February 2008 and again in March 2008. The court entered final judgment against Qualcomm in March 2008, setting compensatory damages at $22.8 million, plus pre-judgment and post-judgment interest. In April 2008 Qualcomm paid Broadcom royalties of $24.3 million pursuant to the terms of the amended injunction. This payment has not been reflected in our unaudited consolidated condensed financial statements for the period ended March 31, 2008. Qualcomm has appealed the jury verdict and the injunction, and has not yet paid the compensatory damages award. A hearing on the appeal has been set for July 2008.

In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. Qualcomm has appealed, but a hearing date on the appeal has not yet been set. In January 2008, the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees and costs. In January 2008 Qualcomm paid Broadcom $8.6 million pursuant to that award, which amount has been reflected as a reduction of legal expense included in selling, general and administrative expense in the three months ended March 31, 2008.

In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the ITC actions between Global Locate and SiRF, discussed below, become final.

In February 2007 SiRF filed a complaint in the ITC alleging that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four SiRF patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. SiRF withdrew two patents from the investigation, and an ITC administrative law judge conducted a hearing on SiRF’s remaining two patents in suit in March 2008. The ITC has set a target date for completion of the investigation in October 2008.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited (collectively, the “SiRF Defendants”), asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate complaint. A hearing was held in April 2008, and we are awaiting the initial determination of the ITC administrative law judge. The ITC has set a target date for completion of the investigation in December 2008.

In July 2007 OPTi Inc. filed a complaint against us and others in the United States District Court for the Eastern District of Texas. The complaint alleges that we have infringed, both directly and indirectly, two patents relating generally to a bus interface architecture. The complaint seeks preliminary and permanent injunctions, the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In September 2007 we answered the complaint and asserted counterclaims seeking declaratory judgments that the asserted patents are invalid, unenforceable, and not infringed. Discovery is ongoing. Trial has been set for February 2009.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2007 Wi-LAN Inc. filed a complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents relating generally to wireless LAN and DSL technology. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in January 2008 denying the allegations in Wi-LAN’s complaint and asserting counterclaims seeking a declaratory judgment that the three Wi-LAN patents are invalid, unenforceable and not infringed.

In March 2008 Netgear, Inc. filed a third party complaint against us and multiple other defendants in the United States District Court for the Western District of Wisconsin alleging that, to the extent Broadcom was a supplier of components for products accused of infringement in a related patent infringement case by LG Electronics Inc., Fujitsu Limited and U.S. Philips Corporation, Broadcom is obligated to defend and indemnify Netgear. The complaint seeks the recovery of monetary damages. We have not yet filed an answer.

Antitrust and Unfair Competition Proceedings.  In July 2005 we filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserted causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 we filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the District Court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the District Court for further proceedings. In November 2007 we filed an amended complaint in the case adding additional causes of action based primarily upon allegations originally made in the California state unfair competition case described below. In December 2008 Qualcomm filed a motion to dismiss the additional causes of action. The court has not yet ruled on the motion. In February 2008 Qualcomm filed counterclaims seeking a declaratory judgment that it had complied with its obligations to industry standards bodies. Qualcomm also filed an affirmative defense asserting that our claims were barred by unclean hands. In April 2008 we moved to dismiss Qualcomm’s counterclaims and affirmative defense. The court has not yet ruled on that motion. Discovery is in progress, and a trial date in the District Court has been tentatively set for June 2009.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2007 the California Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied our motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee (the “SLC”) to decide what course of action Broadcom should pursue in respect of the claims asserted in the Options Derivative Actions. The SLC is currently engaged in its review.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm (“E&Y”). We intend to defend the consolidated class action vigorously.

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

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm, E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. Formal arbitration proceedings have not yet commenced.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. In 2007 we provided substantial amounts of documents and information to the SEC on a voluntary basis. In addition, we have produced documents pursuant to subpoenas. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. The Chairman of the Board of Directors and Chief Technical Officer of Broadcom, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the three months ended March 31, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement is subject to approval by the United States District Court for the Central District of California. If court approval is obtained, the settlement will conclude the SEC’s investigation of this matter with respect to Broadcom. We do not know when the investigation will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the Commission may require either to take in resolution of the investigation against him personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2006 we voluntarily provided documents and data to the U.S. Attorney’s Office. In 2007 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis. In addition, we have produced documents pursuant to grand jury subpoenas. The U.S. Attorney’s Office continues to interview and seek grand jury testimony from present and former Broadcom employees, officers and directors as part of its investigation. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

United States Attorney’s Office Investigation and Prosecution.  In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary competitor information by certain Broadcom employees. In December 2005 one former employee was indicted for fraud and related activity in connection with computers and trade secret misappropriation. The former employee had been immediately suspended in June 2005, after just two months’ employment, when we learned about the government investigation. Following an internal investigation, his employment was terminated, nearly two months prior to the indictment. The indictment does not allege any wrongdoing by us, and we are cooperating fully with the ongoing investigation and the prosecution.

General.  The foregoing discussion includes material developments that occurred during the three months ended March 31, 2008 or thereafter in material legal proceedings in which we and/or our subsidiaries are involved. For additional information regarding certain of these and related legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in Broadcom’s Annual Report on Form 10-K for the year ended December 31, 2007.

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the three months ended March 31, 2008 we settled a patent infringement claim for $3.8 million and recorded the settlement cost in our unaudited condensed consolidated statement of operations.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors”. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.

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

Net Revenue.  Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from royalty revenue pursuant to a patent license agreement, software licenses, development agreements, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.

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

The following table presents details of our net revenue:

	Three Months Ended
	March 31,
	2008	2007

Sales of semiconductor products	95.5%	99.1%
Royalties and other	4.5 (1)	0.9

	100.0%	100.0%

(1)	Includes royalties in the amount of $35.6 million pursuant to a patent license agreement entered into in July 2007.

	Three Months Ended
	March 31
	2008	2007

Sales made through direct sales force	86.9%	85.6%
Sales made through distributors	13.1	14.4

	100.0%	100.0%

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

For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2008	2007

Five largest customers as a group	36.6%	46.0%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The primary factors that contributed to the decrease in net revenue of our top customers as a percentage of net revenue were: (i) product mix changes with some of our large customers and (ii) new product ramps at new customers that expanded our overall customer base.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Three Months Ended
	March 31,
	2008	2007

Asia (primarily in Japan, Korea, China and Taiwan)	27.2%	23.1%
Europe (primarily in Finland, France and the United Kingdom)	9.6	7.4
Other	0.6	0.6

	37.4%	31.1%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended
	March 31,
	2008	2007

Asia (primarily in China, Hong Kong, Taiwan, Japan and Singapore)	78.2%	81.2%
Europe (primarily in Hungary, Germany, Estonia and Sweden)	3.2	2.7
Other	3.4	3.9

	84.8%	87.8%

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

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	required levels of research and development and other operating costs;

•	licensing and royalty revenue;

•	in-process research and development, or IPR&D;

•	litigation costs and insurance recoveries;

•	settlement costs;

•	the loss of interest income resulting from lower average interest rates and expenditures on repurchases of our Class A common stock;

•	amortization of purchased intangible assets;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended March 31, 2008 our net income was $74.3 million as compared to $61.0 million in the three months ended March 31, 2007, a difference of $13.3 million. This increase in profitability was the direct result of a $130.7 million increase in net revenue, offset by a $62.9 million increase in operating expenses. The increase in net revenue included royalty revenue in the amount of $35.6 million and the reversal of rebates in the amount of $15.3 million. The remaining increase in net revenue was primarily the result of strong growth driven by new products, customer ramps for our Bluetoothtm and wireless LAN products, and an increase in demand for our digital TV solutions and Ethernet switch and controller products. Operating expenses increased principally due to an increase in the number of employees engaged in research and development activities in the area of mobile and wireless products and increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. Additional items that increased operating expenses were settlement costs of $15.8 million and a $10.6 million increase in IPR&D. In addition, we experienced a decrease in legal expenses of $18.1 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This amount included an $8.6 million reimbursement of legal fees related to certain litigation with Qualcomm. Research and development costs have and will continue to increase in 2008 as we increase the number of employees engaged in research and development activities and ready a number of design wins to go into production. Research and development costs will also increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, changes in our compensation policies, and any expansion into new markets and technologies. Overall our legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the three months ended March 31, 2008.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at March 31, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in the first quarter of 2008;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or judgments in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

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

In arrangements in which our semiconductor products and software are delivered concurrently and post-contract customer support is not provided, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances in which there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In the case that the undelivered element is data or a support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered. If we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us periodic data regarding the product, price, quantity, and the customers when products are shipped to their customers as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income.

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our revenue, gross profit and net income in subsequent periods. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS No. 123R (revised), Share-Based Payment, or SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

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

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table sets forth certain condensed consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Net revenue	100.0%	100.0%
Cost of revenue	46.6	48.9

Gross profit	53.4	51.1
Operating expense:
Research and development	34.5	33.4
Selling, general and administrative	10.8	14.3
Amortization of purchased intangible assets	0.0	0.0
In-process research and development	1.1	0.0
Impairment of intangible assets	—	0.2
Settlement costs	1.5	—

Income from operations	5.5	3.2
Interest income, net	1.9	4.1
Other income (expense), net	0.1	(0.1)

Income before income taxes	7.5	7.2
Provision for income taxes	0.3	0.4

Net income	7.2%	6.8%

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the condensed consolidated statements of income data above:

	Three Months Ended
	March 31,
	2008	2007

Cost of revenue	0.5%	0.6%
Research and development	7.6	8.7
Selling, general and administrative	2.8	3.6

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2008 and 2007:

				Three Months Ended
	Three Months Ended March 31, 2008			March 31, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$1,032,210	(2)	100.0%	$901,481	100.0%	$130,729	14.5%
Cost of revenue(1)	481,163		46.6	440,949	48.9	40,214	9.1

Gross profit	$551,047		53.4%	$460,532	51.1%	$90,515	19.7

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amount of $35.6 million received pursuant to a patent license agreement entered into in July 2007.

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

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:

				Three Months Ended
	Three Months Ended March 31, 2008			March 31, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$365,441		35.4%	$349,295	38.7%	$16,146	4.6%
Mobile and wireless	359,028	(1)	34.8	274,238	30.4	84,790	30.9
Enterprise networking	307,741		29.8	277,948	30.9	29,793	10.7

Net revenue	$1,032,210	(1)	100.0%	$901,481	100.0%	$130,729	14.5

(1)	Includes royalties in the amount of $35.6 million received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for our digital TV solutions. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN and GPS product offerings, as well as royalty revenue in the amount of $35.6 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch and controller products.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended March 31, 2008 as compared to the three months ended December 31, 2007:

			Three Months Ended
	Three Months Ended March 31, 2008		December 31, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband communications	$365,441	35.4%	$353,832	34.5%	$11,609	3.3%
Mobile and wireless(1)	359,028	34.8	381,112	37.1	(22,084)	(5.8)
Enterprise networking	307,741	29.8	292,091	28.4	15,650	5.4

Net revenue(1)	$1,032,210	100.0%	$1,027,035	100.0%	$5,175	0.5

(1)	Includes royalties in the amount of $35.6 million and $31.8 million in the three months ended March 31, 2008 and December 31, 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue in our broadband communications target market resulted primarily from an increase in demand for direct broadcast satellite set-top boxes and to a lesser extent, growth in broadband modems. In the three months ended March 31, 2008 we experienced an anticipated seasonal decline in the demand for our Bluetooth, wireless LAN and mobile multimedia products. The increase in net revenue from our enterprise networking target market resulted primarily from growth in demand from our Ethernet switch products, offset in part by the expected reduction in demand attributable to our Gigabit Ethernet controller products.

We currently anticipate that total net revenue in the three months ending June 30, 2008 will be approximately $1.075 billion to $1.125 billion, as compared to the $1.032 billion achieved in the three months ended March 31, 2008, in each case including royalty revenue at levels similar to those reported in the first quarter of 2008 and the fourth quarter of 2007 pursuant to a patent license agreement entered into in July 2007. We expect strong growth driven across virtually all product lines for our broadband communications target market, with particular strength in digital set-top boxes. We also anticipate returning to growth in our Bluetooth, wireless LAN and GPS solutions product lines for our mobile and wireless target market. For our enterprise networking target market, we expect modest growth in our Ethernet switch products, offset somewhat by an expected decline in our Gigabit Ethernet controller business.

We recorded rebates to certain customers of $55.0 million and $64.1 million in the three months ended March 31, 2008 and 2007, respectively. We account for rebates in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs end contractually or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates in the amount of $15.3 million and $2.4 million in the three months ended March 31, 2008 and 2007, respectively.

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

The increase in absolute dollars of gross profit in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulted primarily from the 14.5% increase in net revenue. Gross margin increased from 51.1% in the three months ended March 31, 2007 to 53.4% in the three months ended March 31, 2008. The primary factors that contributed to the increase in gross margin were: (i) royalty revenue in the amount of $35.6 million and (ii) an increase in the reversal of rebates in the amount of $12.9 million related to unclaimed rebates.

Gross margin has been and will likely continue to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalty revenue, competitive pricing programs and rebates, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, the position of our products in their respective life cycles, and the introduction of products with lower margins, among other factors. We anticipate that our gross margin in the second quarter of 2008 will be slightly reduced as compared to the first quarter of 2008 as we continue to ramp a number of new products to new and existing customers. Typically our newly introduced products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs. Our gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

Research and Development and Selling, General and Administrative Expenses

The following table presents research and development and selling, general and administrative expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Research and development(1)	$355,688	34.5%	$300,810	33.4%	$54,878	18.2%
Selling, general and administrative(1)	111,946	10.8	128,647	14.3	(16,701)	(13.0)

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

The increase in research and development expense in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulted primarily from an increase of $30.0 million in personnel-related expenses (excluding stock-based compensation expense). This increase is primarily attributable to an increase in headcount by 721 additional personnel (predominantly in the mobile and wireless products area) to 4,808, which represents a 17.6% increase over the same period in the previous year. There were increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. These costs vary from period to period depending on the timing of development and tape-out of various products. We also experienced increases in costs related to engineering design tools and computer hardware that were attributable to the increase in headcount.

We anticipate that research and development expense will continue to increase in 2008 as we ready a number of design wins to go into production and over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, and any expansion into new markets and technologies. We anticipate that research and development expense in the three months ending June 30, 2008 will increase from the $355.7 million incurred in the three months ended March 31, 2008.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold over 2,600 U.S. and 1,200 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The decrease in selling, general and administrative expense in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulted primarily from a decrease of $18.1 million in legal fees, partially offset by an increase of $8.2 million in personnel-related expenses (excluding stock-based compensation expense). The increase in personnel-related expenses is primarily attributable to an increase of 142 additional personnel to 1,260, which represents a 12.7% increase over the same period in the previous year. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time. We received $8.6 million for the reimbursement of legal fees related to certain litigation with Qualcomm, which is reflected as a reduction of legal expense included in selling, general and administrative expense in the three months ended March 31, 2008.

We maintain insurance polices that may limit our exposure and enable us to recover a portion of our legal fees paid related to our equity award review and related securities litigation and government investigations. From inception of the securities litigation and related government investigations through March 31, 2008, we have recovered legal expenses in the amount of $27.8 million, of which we have received $13.7 million and recorded $14.1 million in receivables, under these insurance policies. Of this amount, $10.6 million was recorded as a reduction in our selling, general and administrative expenses in our unaudited condensed consolidated statement of income for the three months ended March 31, 2008. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of March 31, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

We anticipate that selling, general and administrative expense will increase over the long term resulting from expansion of our operations through periodic changes in our infrastructure, acquisition and integration activities, international operations, and current and future litigation. We anticipate that selling, general and administrative expense in the three months ending June 30, 2008 will be higher as compared to the $111.9 million incurred in the three months ended March 31, 2008.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Cost of revenue	$5,465	$5,814
Research and development	78,706	78,431
Selling, general and administrative	29,065	32,626

	$113,236	$116,871

The amount of unearned stock-based compensation currently estimated to be expensed from 2008 through 2011 related to unvested share-based payment awards at March 31, 2008 is $853.9 million. Of this amount, $305.4 million, $306.6 million, $182.2 million and $59.7 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. Approximately 93.0% of the total unearned stock-based compensation as of March 31, 2008 will be expensed by the end of 2010.

The decrease in unearned stock-based compensation of $94.4 million at March 31, 2008 from the $948.3 million balance at December 31, 2007 was primarily the result of stock-based compensation of $113.2 million expensed in the three months ended March 31, 2008. If there are any modifications or cancellations of the underlying unvested equity awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We expect to grant employee stock options to purchase approximately 5.1 million shares of our common stock and to award approximately 14.1 million restricted stock units in the three months ending June 30, 2008 as part of our regular annual equity compensation review program. We currently expect to recognize approximately $440 million of stock-based compensation expense related to those awards over their respective service periods. This estimate has been calculated using the closing price of our Class A common stock on April 23, 2008. To the extent that our stock price differs on the date the equity awards are granted and/or the assumptions used to value our stock awards change, the actual amount of the stock-based compensation expense we recognize may vary significantly from this estimate. This unearned stock-based compensation will be amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Cost of revenue	$3,935	$3,050
Operating expense	183	329

	$4,118	$3,379

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
					2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$11,803	$15,264	$12,527	$1,023	$—	$40,617
Operating expense	550	622	600	100	—	1,872

	$12,353	$15,886	$13,127	$1,123	$—	$42,489

In-Process Research and Development

In the three months ended March 31, 2008 we recorded IPR&D of $10.9 million related to our acquisition of Sunext Design, Inc. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Settlement Costs

In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the three months ended March 31, 2008. The settlement is subject to approval by the United States District Court for the Central District of California. In addition, we settled a patent infringement claim for $3.8 million in the three months ended March 31, 2008. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net, for the three months ended March 31, 2008 and 2007:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$20,104	1.9%	$37,008	4.1%	$(16,904)	(45.7)%
Other income (expense), net	924	0.1	(1,409)	(0.1)	2,333	165.6

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The decrease in interest income, net, was the result of the overall decrease in market interest rates and a decrease in our average cash and marketable securities balances. Our cash and marketable securities balances decreased from $2.563 billion at March 31, 2007 to $2.206 billion at March 31, 2008, primarily due to repurchases of shares of our Class A common stock. The average interest rates earned for the three months ended March 31, 2008 and 2007 were 3.48% and 5.22%, respectively.

Provision for Income Taxes

We recorded tax provisions of $3.2 million and $3.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Our effective tax rates were 4.2% and 5.5% for the three months ended March 31, 2008 and March 31, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $4.2 million and $3.3 million, at March 31, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Our income tax returns for the 2004 and 2005 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

We operate under tax holidays in Singapore, which were recently extended through March 31, 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We believe we have met these employment and investment thresholds for prior periods, and that we will continue to meet all requirements for the duration of the holidays.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents and marketable securities:

	March 31,	December 31,	Increase
	2008	2007	(Decrease)
	(In thousands)

Working capital	$2,055,109	$2,323,716	$(268,607)

Cash and cash equivalents(1)	$2,001,269	$2,186,572	$(185,303)
Short-term marketable securities(1)	90,033	141,728	(51,695)
Long-term marketable securities	114,456	75,352	39,104

	$2,205,758	$2,403,652	$(197,894)

(1)	Included in working capital.

Our working capital, cash and cash equivalents and marketable securities decreased in the three months ended March 31, 2008 primarily due to repurchases of shares of our Class A common stock, offset by cash provided by operations. See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Three Months Ended March 31, 2008 and 2007.  Cash and cash equivalents decreased to $2.001 billion at March 31, 2008 from $2.187 billion at December 31, 2007 as a result of cash used in financing and investing activities (primarily for repurchases of our Class A common stock), offset in part by cash provided by operating activities.

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Cash provided by operating activities	$239,068	$244,656
Cash used in investing activities	(32,823)	(5,919)
Cash used in financing activities	(391,548)	(368,228)

Net decrease in cash and cash equivalents	$(185,303)	$(129,491)
Cash and cash equivalents at beginning of period	$2,186,572	$2,158,110

Cash and cash equivalents at end of period	$2,001,269	$2,028,619

In the three months ended March 31, 2008 our operating activities provided $239.1 million in cash. This was primarily the result of $74.3 million in net income, $145.5 million in net non-cash operating expenses and $19.3 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2008 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D. In the three months ended March 31, 2007 our operating activities provided $244.7 million in cash. This was primarily the result of $61.0 million in net income, $138.0 million in net non-cash operating expenses and $45.7 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2007 consist of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments.

Accounts receivable decreased $6.6 million from $369.0 million at December 31, 2007 to $362.4 million at March 31, 2008. Our days sales outstanding decreased from 32.7 days at December 31, 2007 to 32.0 days at March 31, 2008, driven by improved linearity of product shipments and the timing of a large royalty payment. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance and days sales outstanding will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories decreased $9.9 million from $231.3 million at December 31, 2007 to $221.4 million at March 31, 2008. Our inventory days on hand decreased from 43.1 days at December 31, 2007 to 41.9 days at March 31, 2008. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $32.8 million in the three months ended March 31, 2008, which was primarily the result of the purchase of $25.7 million of capital equipment mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design, $10.1 million related to contingent consideration paid for certain performance goals met and accrued during 2007, and the purchase of $0.4 million of strategic investments, which was offset in part by $13.0 million provided by the net proceeds from sales and maturities of marketable securities. Investing activities used cash of $5.9 million in three months ended March 31, 2007, which was primarily the result of the purchase of $63.9 million of capital equipment to support our operations and the build out and relocation of our facilities in Irvine, California, $61.7 million net cash paid for the acquisition of LVL7, and the purchase of $3.5 million of strategic investments, which was offset in part by $109.2 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our 2005 acquisition of Siliquent Technologies, Inc. The reduction of purchases of property and equipment was primarily due to the previous year’s build out and relocation of our facilities in Irvine, California.

Our financing activities used $391.5 million in cash in the three months ended March 31, 2008, which was primarily the result of $391.7 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in November 2007. Our financing activities used $368.2 million in cash in the three months ended March 31, 2007, which was primarily the result of $425.1 million in repurchases of shares of our Class A common stock pursuant to a share repurchase program implemented in February 2007, offset in part by $56.8 million in net proceeds received from issuances of common stock.

In November 2007 the Board of Directors authorized a new program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. From the commencement of the current program through March 31, 2008, we repurchased a total of 25.7 million shares of Class A common stock at a weighted average price of $21.66 per share. As of March 31, 2008, $442.5 million remained authorized and available for repurchase of shares of our Class A common stock under this plan.

Due to the decrease in the price of our Class A common stock as compared to the previous year, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options, in the three months ended March 31, 2008 as compared with the three months ended March 31, 2007. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees and, in some cases solely restricted stock units, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each employee’s behalf.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as the repurchases of our Class A common stock.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products, royalty revenue and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2008 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan; and

•	general economic conditions and specific conditions in the semiconductor industry and wired and wireless communications markets, including the effects of recent international conflicts and related uncertainties.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements.  At March 31, 2008 we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Investment and Interest Rate Risk

At March 31, 2008 we had $2.206 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2008 all of our investments were rated AAA, Aaa, A-1 or P-1 by the major credit rating agencies.

A summary of our cash, cash equivalents, short and long-term marketable securities by major security type is as follows:

	Cash and	Short-Term	Long-Term
	Cash	Marketable	Marketable
	Equivalents	Securities	Securities	Total
	(In thousands)

March 31, 2008
Time deposits	$629,722	$—	$—	$629,722
U.S. Treasury and agency money market funds	579,300	—	—	579,300
U.S. Treasury and agency obligations	239,490	45,079	109,210	393,779
Institutional money market funds	348,881	—	—	348,881
Commercial paper and corporate bonds	151,663	44,954	5,246	201,863
Cash	52,213	—	—	52,213

	$2,001,269	$90,033	$114,456	$2,205,758

December 31, 2007
Time deposits	$850,018	$—	$—	$850,018
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Institutional money market funds	425,756	—	—	425,756
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Cash	44,779	—	—	44,779

	$2,186,572	$141,728	$75,352	$2,403,652

We account for our investment in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million in the three months ended March 31, 2008. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of income. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities.

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

Our cash, cash equivalents, short and long-term marketable securities had maturities as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$2,091,302	$2,328,300
One to two years	72,646	37,268
Two to three years	41,810	38,084

	$2,205,758	$2,403,652

The fair value of our cash equivalents and marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value.

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

The subprime-mortgage crisis that began last summer has had widespread negative effects on the financial markets. The credit concerns and lack of liquidity in the short-term funding markets have reinforced our bias towards U.S. Treasury and other government securities and high credit quality commercial paper and time deposits. If the global credit markets continue to deteriorate, our investment portfolio may be negatively impacted, particularly in the form of declining yields as investors seek more secure investments.

We also have invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. As of March 31, 2008 the carrying and fair value of our strategic investments was $4.3 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. A small percentage of our international operational expenses is denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. Fluctuations in currency exchange rates could have a greater effect on our business in the future.

Item 4.	Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

Item 1A.  Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

In the past we have entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue ratably over the respective service period or estimated product life. There are also other scenarios under EITF 00-21 and other accounting literature whereby revenue may be deferred for even longer periods or ratable recognition over the service period may not be permitted and all of the revenue may be required to be recognized in later periods or at the end of the arrangement. As we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

Additionally, in the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the second half of 2006 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

We are subject to order and shipment uncertainties, and our ability to accurately forecast customer demand may be impaired by our lengthy sales cycle. If we are unable to accurately predict customer demand, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships. Conversely, we may hold excess or obsolete inventory, which would reduce our profit margin.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 6,518 full-time, contract and temporary employees as of March 31, 2008. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to continue to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the longer term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. Also, if we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In any such event, our business, financial condition and results of operations would be materially and adversely affected.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and more recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in March 2007 we relocated our headquarters and Irvine operations to new, larger facilities that have enabled us to centralize all of our Irvine employees and operations on one campus. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

In some of our businesses, our ability to develop and deliver next generation products successfully and in a timely manner may depend in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms.

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

Sales to our five largest customers represented 36.6% and 46.0% of our net revenue in the three months ended March 31, 2008 and 2007, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the three months ended March 31, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement is subject to approval by the United States District Court for the Central District of California. If court approval is obtained, the settlement will conclude the SEC’s investigation of this matter with respect to Broadcom. We do not know what, if any, actions the SEC may require individuals to take as part of the resolution of the investigation against them personally, but any such resolution could result in civil sanctions and/or fines against certain of our current or former officers, directors and/or employees, as well as potential bars against certain of our current or former officers, directors and/or employees serving as officers or directors of public companies.

Broadcom has also been informally contacted by the U.S. Attorney’s Office for the Central District of California and has been asked to produce on a voluntary basis documents, many of which we previously provided to the SEC. In addition, we have produced documents pursuant to grand jury subpoenas. We are cooperating with the U.S. Attorney’s Office in its investigation. The U.S. Attorney’s Office continues to interview and seek grand jury testimony from present and former Broadcom employees, officers and directors as part of the investigation. Any action by the U.S. Attorney’s Office or other governmental agency could result in criminal sanctions and/or fines against Broadcom and/or certain of our current or former officers, directors and/or employees.

Additionally, as discussed in Note 7 of Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Report, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit).

In addition, we rely on independent registered public accounting firms for opinions and consents to maintain current Exchange Act reports and to have effective Securities Act registration statements on file with the SEC, including our outstanding registration statements on Forms S-3, S-4 and S-8. The pending legal proceedings involving Ernst & Young LLP, or E&Y, our former independent registered public accounting firm, could adversely impact our ability to obtain any necessary consents in the future from E&Y or the ongoing effectiveness of opinions previously rendered by E&Y. In that event, we may be unable to timely file required Exchange Act reports with the SEC or to issue equity, including common stock pursuant to equity awards that comprise a significant portion of our compensation packages, under our outstanding or any new registration statements.

The resolution of the pending investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements could result in significant costs and diversion of the attention of management and other key employees. Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse all of the expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 2,600 U.S. and 1,200 foreign patents and have filed more than 7,450 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Because we rely on outside foundries with limited capacity, we face several significant risks in addition to those discussed above, including:

•	a lack of guaranteed wafer supply, potential wafer shortages and higher wafer prices, particularly in light of the recent volatility in the commodities markets, which has the impact of increasing the cost of metals used in production of wafers;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs and other terms; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2008, we acquired 38 companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 37.4% of our net revenue in the three months ended March 31, 2008 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 84.8% of our net revenue in the three months ended March 31, 2008. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	foreign technical standards;

•	changes in taxation and tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

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

In the past we and others in our industry experienced a shortage in the supply of packaging substrates that we use for our products. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. Additionally, the recent volatility in the commodities markets could significantly increase our substrate costs.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which our products are incorporated;

•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	changes in earnings estimates or investment recommendations by analysts;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	changes in accounting rules;

•	continuing international conflicts and acts of terrorism;

•	changes in the methods, metrics or measures used by analysts to evaluate our stock;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

Due to the nature of our compensation programs, most of our executive officers regularly sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their respective opinions of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

Our co-founders, directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of March 31, 2008 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.8% of our outstanding common stock and held 59.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2008 our two founders, Dr. Henry T. Nicholas III, who is no longer an officer or director of Broadcom, and Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, beneficially owned a total of 12.8% of our outstanding common stock and held 58.5% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In the three months ended March 31, 2008, we issued an aggregate of 1.3 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In November 2007 the Board of Directors authorized a new program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. As of March 31, 2008, $442.5 million remained authorized and available for the repurchase of shares of our Class A common stock under this plan.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our repurchases during the three months ended March 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

January 2008	3,932	$23.83	3,932
February 2008	7,181	20.30	7,181
March 2008	8,908	18.15	8,908

Total	20,021	20.04	20,021	$442,505

From commencement of the current program through March 31, 2008, we repurchased a total of 25.7 million shares of Class A common stock at a weighted average price of $21.66 per share.

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

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Bret W. Johnsen
Bret W. Johnsen
Vice President and
Corporate Controller
(Principal Accounting Officer)

April 23, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238