Form 10-Q
period 2008-06-30
BROADCOM CORP
filed 2008-07-23
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008 the registrant had 440.4 million shares of Class A common stock, $0.0001 par value, and 66.9 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2008 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,705,715	$2,186,572
Short-term marketable securities	228,418	141,728
Accounts receivable, net	479,832	369,004
Inventory	256,346	231,313
Prepaid expenses and other current assets	89,815	125,663

Total current assets	2,760,126	3,054,280
Property and equipment, net	252,890	241,803
Long-term marketable securities	105,513	75,352
Goodwill	1,386,642	1,376,721
Purchased intangible assets, net	38,371	46,607
Other assets	56,812	43,430

Total assets	$4,600,354	$4,838,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$435,082	$313,621
Wages and related benefits	124,276	147,853
Deferred revenue	7,514	15,864
Accrued liabilities	259,617	253,226

Total current liabilities	826,489	730,564
Commitments and contingencies
Long-term deferred revenue	5,878	8,108
Other long-term liabilities	64,217	63,373
Shareholders’ equity:
Common stock	51	54
Additional paid-in capital	11,039,306	11,576,042
Accumulated deficit	(7,330,021)	(7,539,124)
Accumulated other comprehensive loss	(5,566)	(824)

Total shareholders’ equity	3,703,770	4,036,148

Total liabilities and shareholders’ equity	$4,600,354	$4,838,193

See accompaying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net revenue	$1,200,931	$897,920	$2,233,141	$1,799,401
Cost of revenue	554,596	437,037	1,035,759	877,986

Gross profit	646,335	460,883	1,197,382	921,415
Operating expense:
Research and development	380,035	332,130	735,723	632,940
Selling, general and administrative	142,017	119,859	253,963	248,506
Amortization of purchased intangible assets	184	200	367	529
In-process research and development	—	10,200	10,900	10,500
Impairment of intangible assets	1,900	—	1,900	1,500
Settlement costs	—	—	15,810	—
Restructuring costs (reversal)	(1,000)	—	(1,000)	—

Income (loss) from operations	123,199	(1,506)	179,719	27,440
Interest income, net	12,428	32,904	32,532	69,912
Other income (expense), net	(191)	642	733	(767)

Income before income taxes	135,436	32,040	212,984	96,585
Provision (benefit) for income taxes	647	(2,216)	3,881	1,338

Net income	$134,789	$34,256	$209,103	$95,247

Net income per share (basic)	$.26	$.06	$.40	$.17

Net income per share (diluted)	$.25	$.06	$.39	$.16

Weighted average shares (basic)	512,875	540,851	521,606	544,356

Weighted average shares (diluted)	529,977	575,115	534,902	580,427

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$6,237	$6,861	$11,702	$12,675
Research and development	90,003	90,832	168,709	169,263
Selling, general and administrative	31,268	36,607	60,333	69,233

See accompaying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Operating activities
Net income	$209,103	$95,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,364	29,024
Stock-based compensation expense:
Stock options and other awards	115,207	165,198
Restricted stock units issued by Broadcom	125,537	85,973
Acquisition-related items:
Amortization of purchased intangible assets	8,236	6,145
In-process research and development	10,900	10,500
Impairment of intangible assets	1,900	1,500
Loss on strategic investments, net	1,760	2,648
Changes in operating assets and liabilities:
Accounts receivable	(110,815)	3,179
Inventory	(25,033)	11,470
Prepaid expenses and other assets	18,758	(16,646)
Accounts payable	123,829	10,602
Accrued settlement liabilities	(2,000)	(2,000)
Other accrued and long-term liabilities	(26,573)	293

Net cash provided by operating activities	486,173	403,133

Investing activities
Net purchases of property and equipment	(49,067)	(107,379)
Net cash paid for acquisitions and other purchased intangible assets	(29,738)	(77,952)
Purchases of strategic investments	(355)	(3,194)
Purchases of marketable securities	(337,466)	(457,096)
Proceeds from sales and maturities of marketable securities	220,598	664,132

Net cash provided by (used in) investing activities	(196,028)	18,511

Financing activities
Repurchases of Class A common stock	(835,863)	(641,288)
Minimum tax withholding paid on behalf of employees for restricted stock units	(25,753)	(36,579)
Proceeds from issuance of common stock	90,614	142,450

Net cash used in financing activities	(771,002)	(535,417)

Decrease in cash and cash equivalents	(480,857)	(113,773)
Cash and cash equivalents at beginning of period	2,186,572	2,158,110

Cash and cash equivalents at end of period	$1,705,715	$2,044,337

See accompaying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2008 and December 31, 2007, and the consolidated results of our operations for the three and six months ended June 30, 2008 and 2007, and our consolidated cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Foreign Currency Translation

The functional currency for most of our international operations is the U.S. dollar. The functional currency for relatively few of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income (expense), net in the condensed consolidated statements of income.

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

The following table presents details of our net revenue:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales of semiconductor products	96.1%	99.0%	95.8%	99.0%
Royalty and other	3.9 (1)	1.0	4.2 (1)	1.0

	100.0%	100.0%	100.0%	100.0%

(1)	Includes royalties in the amount of $35.6 million and $71.2 million in the three and six months ended June 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales made through direct sales force	85.1%	85.1%	85.9%	85.3%
Sales made through distributors	14.9	14.9	14.1	14.7

	100.0%	100.0%	100.0%	100.0%

In accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We account for rebates in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We reverse the accrual for unclaimed rebates as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2, Supplementary Financial Information, for a summary of our rebate activity.

A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the criteria listed in (iii) in the paragraph above and all customer acceptance requirements have not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory (hubbing) arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

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

In the arrangements described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, under both SOP 97-2 and SAB 104, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In cases where the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

We record deferred revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

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

We account for our investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million in the six months ended June 30, 2008. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of income.

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

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and market conditions. Shipping and handling costs are classified as a component of cost of revenue in the unaudited condensed consolidated statements of income.

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

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Warranty

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues.

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 7 (subject to certain exceptions). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights or advised us that they may in some instances deny coverage. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. From inception of these matters through June 30, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction to selling, general and administrative expense only when cash is actually received from our insurance carriers instead of offsetting a majority of the expenses in a quarter with a receivable from the carriers. We collected $13.0 million of the $14.1 million we had recorded as a receivable at March 31, 2008 and charged the remaining $1.1 million to selling, general and administrative expense in the three months ended June 30, 2008. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of June 30, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service period. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.

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

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options, employee stock purchase plan stock purchase rights and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a greater dilutive effect on net income per share.

Business Enterprise Segments

We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in 2008;

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

Self-Insurance

We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop loss insurance. The stop-loss coverage provides payment for aggregate claims exceeding $300,000 per covered person for any given year.

Accruals for losses are made based on our claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. Should actual losses exceed the amount expected and liabilities are not sufficient, an additional expense may be recorded by us.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

2.	Supplemental Financial Information

Cash, Cash Equivalents and Marketable Securities

At June 30, 2008 we had $2.040 billion in cash, cash equivalents and marketable securities. Pursuant to SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We maintain an investment portfolio of various security holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2008 all of our investments were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies.

A summary of our cash, cash equivalents and short and long-term marketable securities by major security type is as follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)

June 30, 2008
Time deposits	$243,338	$—	$—	$243,338
U.S. Treasury and agency money market funds	473,136	—	—	473,136
U.S. Treasury and agency obligations	104,779	193,438	100,299	398,516
Institutional money market funds	830,063	—	—	830,063
Commercial paper and corporate bonds	7,995	34,980	5,214	48,189
Cash	46,404	—	—	46,404

	$1,705,715	$228,418	$105,513	$2,039,646

December 31, 2007
Time deposits	$850,018	$—	$—	$850,018
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Institutional money market funds	425,756	—	—	425,756
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Cash	44,779	—	—	44,779

	$2,186,572	$141,728	$75,352	$2,403,652

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash, cash equivalents and short and long-term marketable securities had maturities as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$1,934,133	$2,328,300
One to two years	79,384	37,268
Two to three years	26,129	38,084

	$2,039,646	$2,403,652

Inventory

The following table presents details of our inventory:

	June 30,	December 31,
	2008	2007
	(In thousands)

Work in process	$105,753	$60,479
Finished goods	150,593	170,834

	$256,346	$231,313

Property and Equipment

The following table presents details of our property and equipment:

		June 30,	December 31,
	Useful Life	2008	2007
	(In years)	(In thousands)

Leasehold improvements	1 to 7	$152,682	$140,089
Office furniture and equipment	3 to 7	25,192	24,817
Machinery and equipment	3 to 5	187,493	208,453
Computer software and equipment	2 to 4	146,348	149,459
Construction in progress	N/A	2,907	6,558

		514,622	529,376
Less accumulated depreciation and amortization		(261,732)	(287,573)

		$252,890	$241,803

In the six months ended June 30, 2008, we disposed of property and equipment with a net book value of $2.1 million. In addition, we paid $9.2 million related to capital equipment purchases that was accrued at December 31, 2007 and accrued $6.8 million for capital equipment purchases at June 30, 2008.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill during the six months ended June 30, 2008:

Six Months Ended
June 30, 2008
(In thousands)

Beginning balance	$1,376,721
Contingent consideration (1)	10,000
Goodwill recorded in connection with Sunext Design, Inc. acquisition (Note 3)	320
Other	(399)

Ending balance	$1,386,642

(1)	Contingent consideration was paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals met during the six months ended June 30, 2008.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$218,769	$(182,087)	$36,682	$218,769	$(174,217)	$44,552
Customer relationships	49,266	(47,666)	1,600	49,266	(47,366)	1,900
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	7,614	(7,525)	89	7,614	(7,459)	155

	$279,085	$(240,714)	$38,371	$279,085	$(232,478)	$46,607

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$3,934	$2,566	$7,869	$5,616
Operating expense	184	200	367	529

	$4,118	$2,766	$8,236	$6,145

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	Remainder of				2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$7,869	$15,264	$12,527	$1,023	$—	$36,683
Operating expenses	366	622	600	100	—	1,688

	$8,235	$15,886	$13,127	$1,123	$—	$38,371

Accrued Liabilities

The following table presents details of our accrued liabilities:

	June 30,	December 31,
	2008	2007(1)
	(In thousands)

Accrued rebates	$112,229	$132,603
Warranty reserve	22,395	23,287
Accrued payments on repurchases of Class A common stock	21,606	16,067
Accrued taxes	18,409	10,911
Accrued settlement costs	—	2,000
Deferred rent	9,621	7,970
Restructuring liabilities	3,268	4,460
Qualcomm royalty payment	24,281	—
Other	47,808	55,928

	$259,617	$253,226

(1)	Excludes $27.0 million of deferred rent that has been reclassified to other long-term liabilities to conform to the current year presentation.

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	June 30,	December 31,
	2008	2007(1)
	(In thousands)

Accrued taxes	$27,654	$32,331
Deferred rent	31,372	27,045
Restructuring liabilities	1,673	2,997
Other	3,518	1,000

	$64,217	$63,373

(1)	Includes $27.0 million of deferred rent that has been reclassified from accrued liabilities to conform to the current year presentation.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Beginning balance	$132,603	$131,028
Charged as a reduction to revenue	110,371	119,826
Reversal of unclaimed rebates	(26,515)	(4,064)
Payments	(104,230)	(109,428)

Ending balance	$112,229	$137,362

Warranty Reserve Activity

The following table summarizes the activity related to the warranty reserve during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Beginning balance	$23,287	$19,222
Charged to costs and expenses	2,282	4,675
Payments	(3,174)	(1,928)

Ending balance	$22,395	$21,969

Restructuring Activity

The following table summarizes the activity related to our current and long-term restructuring liabilities during the six months ended June 30, 2008:

Six Months Ended
June 30, 2008
(In thousands)

Beginning balance	$7,457
Reversal of restructuring liabilities(1)	(1,000)
Cash payments(2)	(1,516)

Ending balance	$4,941

(1)	We recorded a reversal of restructuring liabilities of $1.0 million reflecting revised assumptions on the final facility included in the restructuring plan.

(2)	Cash payments related to net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The remaining excess facility cost will be paid over the remaining lease term through 2010.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income Per Share

The following table presents the computation of net income per share:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Numerator: Net income	$134,789	$34,256	$209,103	$95,247

Denominator: Weighted average shares outstanding	512,968	540,895	521,699	544,414
Less: Unvested common shares outstanding	(93)	(44)	(93)	(58)

Denominator for net income per share (basic)	512,875	540,851	521,606	544,356
Effect of dilutive securities:
Unvested common shares outstanding	—	5	—	11
Stock awards	17,102	34,259	13,296	36,060

Denominator for net income per share (diluted)	529,977	575,115	534,902	580,427

Net income per share (basic)	$.26	$.06	$.40	$.17

Net income per share (diluted)	$.25	$.06	$.39	$.16

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents from outstanding stock options to purchase 48.9 million and 34.9 million shares of Class A common stock in the three months ended June 30, 2008 and 2007, respectively, and from outstanding stock options to purchase 66.8 million and 32.1 million shares of Class A common stock in the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 there were outstanding stock options to purchase 126.8 million shares of Class A or Class B common stock with a weighted average exercise price of $25.25 per share. In addition, there were 29.4 million restricted stock units outstanding that entitle the holders to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Patent License Agreement

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue in the amounts of $35.6 million and $71.2 million in the three and six months ended June 30, 2008 under this agreement and have recorded a cumulative total of $103.0 million from the commencement of the agreement through June 30, 2008.

Supplemental Cash Flow Information

In the six months ended June 30, 2008 we paid $16.1 million related to share repurchases that had not settled by December 31, 2007 and accrued an additional $21.6 million for share repurchases that had not settled by June 30, 2008. In addition, we paid $9.2 million related to capital equipment that was accrued at December 31, 2007 and accrued $6.8 million for capital equipment at June 30, 2008. The amounts accrued for share repurchases that had not settled by June 30, 2008 and for capital equipment purchases at June 30, 2008 have been excluded from the unaudited condensed consolidated statements of cash flows.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

In February 2008 we acquired Sunext Design, Inc., a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specializes in the design of optical storage semiconductor products, for $9.9 million. In connection with the acquisition, we assumed $0.8 million in net liabilities and incurred $0.5 million in acquisition costs. We recorded a one-time charge of $10.9 million for purchased in-process research and development, or IPR&D, expense, as Sunext Design was an early stage company that had no completed technology, and recorded $0.3 million in goodwill. The amount allocated to IPR&D in the six months ended June 30, 2008 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In addition, we are required to pay up to an additional $38.0 million in future license fees and royalties on optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in the license agreement. These royalties and license rights will be capitalized upon delivery and amortized to cost of revenue over the estimated economic useful life of the related products.

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2008 include the results of operations of Sunext Design commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4.	Income Taxes

We recorded tax provisions of $0.6 million and $3.9 million for the three and six months ended June 30, 2008, respectively, and a tax benefit of $2.2 million and a tax provision of $1.3 million for the three and six months ended June 30, 2007, respectively. Our effective tax rates were 0.5% and 1.8% for the three and six months ended June 30, 2008, respectively, and (6.9)% and 1.4% for the three and six months ended June 30, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2008 and June 30, 2007, domestic losses recorded without income tax benefit for the three and six months ended June 30, 2007, and tax benefits of $4.4 million for the three and six months ended June 30, 2008 and $4.6 million for the three and six months ended June 30, 2007 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $5.3 million and $3.3 million, at June 30, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

5.	Shareholders’ Equity

Share Repurchase Program

In November 2007 the Board of Directors authorized a program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under the program may be made from time to time at any time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. In the six months ended June 30, 2008 we repurchased a total of 37.7 million shares of Class A common stock at a weighted average price of $22.30 per share, for a total of $841.4 million. In the six months ended June 30, 2008, we paid $16.1 million related to 2007 repurchases that had not settled by December 31, 2007 and accrued an additional $21.6 million for 2008 repurchases that had not settled by June 30, 2008. From commencement of the current program through June 30, 2008, we repurchased a total of 43.4 million shares of Class A common stock at a weighted average price of $22.97 per share. As of June 30, 2008, $2.3 million remained authorized and available to repurchase shares of our Class A common stock under this plan. This amount was expended to repurchase shares in July 2008.

Repurchases under our share repurchase program were made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, the Exchange Act.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Net income	$209,103	$95,247
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	(23)	—
Translation adjustments	(4,719)	545

Total comprehensive income	$204,361	$95,792

6.	Employee Benefit Plans

Equity Awards

We granted options to purchase 5.3 million shares of our Class A common stock and awarded 15.0 million restricted stock units during the three months ended June 30, 2008. During the six months ended June 30, 2008 we granted options to purchase a total of 6.5 million and awarded 16.5 million restricted stock units. We issued an additional 2.0 million shares of our Class A common stock pursuant to our employee stock purchase plan in the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended June 30, 2008. As a result of employee terminations, we cancelled options to purchase 1.0 million and 2.3 million shares of our Class A common stock and 0.3 million and 0.8 million restricted stock units during the three and six months ended June 30, 2008, respectively.

Stock-Based Compensation Expense

The amount of unearned stock-based compensation currently estimated to be expensed in the remainder of 2008 through 2012 related to unvested share-based payment awards at June 30, 2008 is $1.203 billion. Of this amount, $265.0 million, $435.3 million, $294.0 million, $169.4 million and $38.8 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2008 is set forth below:

	Options Outstanding
				Black-Scholes
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2007	126,142	$.01 - $81.50	$24.96	$15.81

Options granted under the 1998 Plan	6,471	19.36 - 28.75	26.60	10.29
Options cancelled	(2,302)	.01 - 48.63	31.40	10.80
Options exercised	(3,522)	.01 - 27.75	13.25	14.20

Balance at June 30, 2008	126,789	.01 - 81.50	25.25	15.66

Restricted stock unit activity in 2008 is set forth below:

	Restricted Stock Units Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2007	17,053	$33.50

Restricted stock units granted under the 1998 Plan	16,506	25.88
Restricted stock units cancelled	(767)	31.64
Restricted stock units vested	(3,367)	32.56

Balance at June 30, 2008	29,425	29.38

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per share fair values of stock options and employee stock purchase rights granted in the six months ended June 30, 2008 in connection with stock incentive plans and have been estimated with the following weighted average assumptions:

		Emplyee
	Employee	Stock
	Stock	Purchase
	Options	Rights
	2008	2008

Expected life (in years)	4.25	1.74
Volatility	0.44	.43
Risk-free interest rate	2.91%	2.26%
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.29	$10.28

In June 2008 Broadcom’s 1998 Stock Incentive Plan, as previously amended and restated, was further restated to: (i) revise the Director Automatic Grant Program in effect for non-employee directors under the plan, (ii) extend the term of the plan through March 12, 2018, (iii) revise the adjustments that may be made to certain performance criteria that may serve as the vesting conditions for performance-based awards made under the plan, and (iv) effect various technical revisions to facilitate plan administration.

In June 2008 Broadcom’s 1998 Employee Stock Purchase Plan was amended to: (i) extend the term of the plan through April 30, 2018, (ii) revise the automatic annual share increase provision of the plan so that the number of shares of Class A common stock that will be automatically added to the share reserve on the first trading day of January in each calendar year will increase from 1.00% to 1.25% of the total number of shares of Class A and Class B common stock outstanding on the last trading day of the immediately preceding calendar year, and (iii) effect various technical revisions and improvements. The increase described in (ii) will be in effect for the January 2009 automatic increase. Similar amendments will also be made to the 2007 International Employee Stock Purchase Plan, which draws its shares of Class A common stock from the share reserve available under the 1998 ESPP.

7.	Litigation

Intellectual Property Proceedings.  In May 2005 we filed a complaint with the U.S. International Trade Commission, or ITC, asserting that Qualcomm Incorporated, or Qualcomm, engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of our patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in Broadcom’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. Qualcomm has requested that the U.S. Patent and Trademark Office, or USPTO, reexamine two of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 initial determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. The ITC orders were subject to a 60-day Presidential review period, which involved extensive review by the United States Trade Representative, who the President designated to decide whether to let the ITC orders stand or to overturn them through a statutory disapproval. In August 2007 the United States Trade Representative declined to disapprove the orders. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. A hearing on the appeal occurred in July 2008.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December 2007 the ITC instituted an investigation based upon the allegations made in our complaint. A hearing in the matter occurred in April 2008. An initial determination is expected in November 2008.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our consolidated statements of income. Qualcomm has requested that the USPTO reexamine two of the infringed patents. In December 2007 the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction includes a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. The court amended the injunction in February 2008 and again in March 2008. The court entered final judgment against Qualcomm in March 2008, setting compensatory damages at $22.8 million, plus pre-judgment and post-judgment interest. Pursuant to the terms of the amended injunction, in April 2008 Qualcomm paid Broadcom royalties of $24.3 million, which were recorded as the Qualcomm Royalty Payment in our unaudited condensed consolidated financial statements as of June 30, 2008. In July 2008 Qualcomm paid Broadcom an additional $8.3 million, which has not been reflected in our unaudited condensed consolidated financial statements as of June 30, 2008. In May 2008 the court issued an order for Qualcomm to show cause why it should not be held in contempt of the permanent injunction. Qualcomm has appealed the jury verdict and the injunction, and has not yet paid the compensatory damages award. Hearings on the order and the appeal occurred in July 2008.

In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. Qualcomm has appealed, and

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a hearing date has been set for August 2008. In January 2008, the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees and costs. In January 2008 Qualcomm paid Broadcom $8.6 million pursuant to that award, which amount has been reflected as a reduction of legal expense included in selling, general and administrative expense in the six months ended June 30, 2008.

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

In February 2007 SiRF filed a complaint in the ITC alleging that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four SiRF patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. SiRF withdrew two patents from the investigation, and an ITC administrative law judge conducted a hearing on SiRF’s remaining two patents in suit in March 2008. In June 2008 the ITC administrative law judge issued an initial determination finding SiRF’s two patents not infringed and one patent invalid. The ITC has set a target date for completion of the investigation in October 2008.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited, collectively the SiRF Defendants, asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate complaint. A hearing was held in April 2008, and we are awaiting the initial determination of the ITC administrative law judge. The ITC has set a target date for completion of the investigation in December 2008.

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

In October 2007 Wi-LAN Inc. filed a complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents relating generally to wireless LAN and DSL technology. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in January 2008 denying the allegations in Wi-LAN’s complaint and asserting counterclaims seeking a declaratory judgment that the three Wi-LAN patents are invalid, unenforceable and not infringed. Discovery has not yet begun and no trial date has been set.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008 Netgear, Inc. filed a third party complaint against us and multiple other defendants in the United States District Court for the Western District of Wisconsin alleging that, to the extent Broadcom was a supplier of components for products accused of infringement in a related patent infringement case by LG Electronics Inc., Fujitsu Limited and U.S. Philips Corporation, Broadcom is obligated to defend and indemnify Netgear. In June 2008 the judge granted the parties’ joint motion to dismiss all claims asserted by Netgear against Broadcom in the case without prejudice.

Antitrust and Unfair Competition Proceedings.  In July 2005 we filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserted causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 we filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the District Court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the District Court for further proceedings. In November 2007 we filed an amended complaint in the case adding additional causes of action based primarily upon allegations originally made in the California state unfair competition case described below. In December 2007 Qualcomm filed a motion to dismiss the additional causes of action. The court has not yet ruled on the motion. In February 2008 Qualcomm filed counterclaims seeking a declaratory judgment that it had complied with its obligations to industry standards bodies. Qualcomm also filed an affirmative defense asserting that our claims were barred by unclean hands. In April 2008 we moved to dismiss Qualcomm’s counterclaims and affirmative defense. In May 2008 we moved to transfer the case to the United States District Court for the Southern District of California. The court has not yet ruled on either motion. Discovery is in progress, and a trial date in the District Court has been tentatively set for June 2009.

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

In January 2007 the California Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied our motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee, the SLC, to decide what course of action Broadcom should pursue in respect of the claims asserted in the Options Derivative Actions. The SLC is currently engaged in its review.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. We filed a motion to dismiss the amended consolidated class action complaint in June 2008. We intend to defend the consolidated class action vigorously.

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights or advised us that they may in some instances deny coverage. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm, E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. No date for an arbitration hearing has been scheduled.

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. In 2007 we provided substantial amounts of documents and information to the SEC on a voluntary basis. In addition, we have produced documents pursuant to subpoenas. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our then Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our then Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the six months ended June 30, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California Court in late April 2008, thus, concluding the SEC’s investigation of this matter with respect to Broadcom.

In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli, Mr. Dull and two other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require Mr. Dull and another defendant to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. Pending resolution of the SEC action, Dr. Samueli and Mr. Dull have taken leaves of absence from their positions as executive officers of Broadcom and Dr. Samueli resigned from his position as Chairman and a member of the Board of Directors. We do not know when the investigation will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the investigation against them personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we have continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In agreeing to plead guilty, Dr. Samueli has agreed to, among other things, five years’ probation, a $250,000 fine, a $100 special assessment, and a $12.0 million payment to the U.S. Treasury. Dr. Samueli’s plea agreement is conditioned on acceptance by the United States District Court for the Central District of California. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General.  The foregoing discussion includes material developments that occurred during the three months ended June 30, 2008 or thereafter in material legal proceedings in which we and/or our subsidiaries are involved. For additional information regarding certain of these and related legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in Broadcom’s Annual Report on Form 10-K for the year ended December 31, 2007.

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the six months ended June 30, 2008 we settled a patent infringement claim for $3.8 million and recorded the settlement cost in our unaudited condensed consolidated statements of income.

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

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income tax returns on our results of operations; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors.” These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

The following table presents details of our net revenue:

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Sales of semiconductor products	96.1%	99.0%	95.8%	99.0%
Royalty and other	3.9 (1)	1.0	4.2 (1)	1.0

	100.0%	100.0%	100.0%	100.0%

(1)	Includes royalties in the amount of $35.6 million and $71.2 million in the three and six months ended June 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Sales made through direct sales force	85.1%	85.1%	85.9%	85.3%
Sales made through distributors	14.9	14.9	14.1	14.7

	100.0%	100.0%	100.0%	100.0%

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

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Five largest customers as a group	38.0%	41.2%	37.3%	43.5%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The primary factors that contributed to the decrease in net revenue from our top customers as a percentage of net revenue were: (i) product mix changes with some of our large customers, (ii) new product ramps at new customers that increased our total revenues and (iii) royalties received pursuant to a patent license agreement entered into in July 2007.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Asia (primarily in Japan, Korea, China and Taiwan)	29.9%	25.6%	28.7%	24.4%
Europe (primarily in Finland, France and the United Kingdom)	9.5	7.8	9.6	7.5
Other	0.5	0.6	0.5	0.6

	39.9%	34.0%	38.8%	32.5%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Asia (primarily in China, Hong Kong and Taiwan)	83.8%	82.0%	81.3%	81.5%
Europe (primarily in Hungary and Germany)	2.2	3.0	2.6	2.9
Other	2.7	3.2	3.0	3.6

	88.7%	88.2%	86.9%	88.0%

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	licensing and royalty revenue;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs;

•	our ability to create cost advantages through successful integration and convergence;

•	product warranty costs;

•	provisions for excess and obsolete inventories;

•	amortization of purchased intangible assets;

•	stock-based compensation expense; and

•	reversals of unclaimed rebates.

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	required levels of research and development and other operating costs;

•	licensing and royalty revenue;

•	in-process research and development, or IPR&D;

•	litigation costs and insurance recoveries;

•	settlement costs;

•	the loss of interest income resulting from lower average interest rates and expenditures on repurchases of our Class A common stock;

•	amortization of purchased intangible assets;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	deferral of revenue under multiple-element arrangements;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended June 30, 2008 our net income was $134.8 million as compared to $34.3 million in the three months ended June 30, 2007, a difference of $100.5 million. This increase in profitability was the direct result of increased gross profit generated from a $303.0 million increase in net revenue, offset by a $60.7 million increase in operating expenses. The increase in net revenue included royalty revenue in the amount of $35.6 million and the reversal of rebates in the amount of $11.2 million. The remaining increase in net revenue was primarily the result of strong growth driven by new products and customer ramps for our Bluetooth®, wireless LAN and GPS products, an increase in demand for our digital cable set-top box, cable modem, and Ethernet switch, controller and broadband network and security processor products. Operating expenses increased principally due to an increase in the number of employees engaged in research and development and selling, general and administrative activities, increased legal expenses and increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. Operating expenses also increased due to an increase in cash compensation levels since June 30, 2007 due to our annual merit increase program.

In the six months ended June 30, 2008 our net income was $209.1 million as compared to $95.2 million in the six months ended June 30, 2007, a difference of $113.9 million. This increase in profitability was the direct result of increased gross profit generated from a $433.7 million increase in net revenue, offset by a $123.7 million increase in operating expenses. The increase in net revenue included royalty revenue in the amount of $71.2 million and the reversal of rebates in the amount of $26.5 million. The remaining increase in net revenue was primarily the result of strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN and GPS products, and an increase in demand for our digital cable set-top box, cable modem and Ethernet switch, controller and broadband network and security processor products. Operating expenses increased principally due to an increase in the number of employees engaged in research and development and selling, general and administrative activities, and increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. Operating expenses also increased due to an increase in cash compensation levels since June 30, 2007 due to our annual merit increase program and settlement costs of $15.8 million.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the acquisition made during the six months ended June 30, 2008.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at June 30, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	the sale of integrated circuits is the only material source of revenue for each of our four operating segments, other than royalty revenue in one of our operating segments in 2008;

•	the integrated circuits sold by each of our operating segments use the same standard CMOS manufacturing processes;

•	the integrated circuits marketed by each of our operating segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

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

We believe the following are either (i) critical accounting policies that require us to make significant estimates or judgments in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

•	Net Revenue. We recognize product revenue when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable and all customer acceptance requirements have not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us periodic data regarding the product, price, quantity, and the customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income.

We record deferred revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

The following table sets forth certain condensed consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007

Net revenue	100.0	%(1)	100.0%	100.0	%(1)	100.0%
Cost of revenue	46.2		48.7	46.4		48.8

Gross profit	53.8		51.3	53.6		51.2
Operating expense:
Research and development	31.6		37.0	32.9		35.2
Selling, general and administrative	11.8		13.4	11.4		13.8
Amortization of purchased intangible assets	0.0		0.0	0.0		0.0
In-process research and development	—		1.1	0.5		0.6
Impairment of intangible assets	0.2		—	0.1		0.1
Settlement costs	—		—	0.7		—
Restructuring costs (reversal)	(0.1)		—	0.0		—

Income (loss) from operations	10.3		(0.2)	8.0		1.5
Interest income, net	1.0		3.7	1.5		3.9
Other income (expense), net	0.0		0.1	0.0		(0.0)

Income before income taxes	11.3		3.6	9.5		5.4
Provision (benefit) for income taxes	0.1		(0.2)	0.1		0.1

Net income	11.2%		3.8%	9.4%		5.3%

(1)	Includes royalties in the amount of $35.6 million and $71.2 million in the three and six months ended June 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of revenue	0.5%	0.8%	0.5%	0.7%
Research and development	7.5	10.1	7.6	9.4
Selling, general and administrative	2.6	4.1	2.7	3.8

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$1,200,931	(2)	100.0%	$897,920	100.0%	$303,011	33.7%
Cost of revenue(1)	554,596		46.2	437,037	48.7	117,559	26.9

Gross profit	$646,335		53.8%	$460,883	51.3%	$185,452	40.2

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$2,233,141	(2)	100.0%	$1,799,401	100.0%	$433,740	24.1%
Cost of revenue(1)	1,035,759		46.4	877,986	48.8	157,773	18.0

Gross profit	$1,197,382		53.6%	$921,415	51.2%	$275,967	30.0

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amount of $35.6 million and $71.2 million in the three and six months ended June 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

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

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$457,924		38.1%	$347,995	38.8%	$109,929	31.6%
Mobile and wireless	414,471	(1)	34.5	266,192	29.6	148,279	55.7
Enterprise networking	328,536		27.4	283,733	31.6	44,803	15.8

Net revenue	$1,200,931	(1)	100.0%	$897,920	100.0%	$303,011	33.7

(1)	Includes royalties in the amount of $35.6 million in the three months ended June 30, 2008 received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from increased demand for digital cable set-top box and cable modem products, and to a lesser extent, growth in solutions for digital TV and DSL applications. The increase in net revenue from our mobile and wireless target market resulted primarily from new products and customer ramps for our Bluetooth, wireless LAN and GPS product offerings, as well as royalty revenue in the amount of $35.6 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch, controller and broadband network and security processor product lines.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$823,365		36.9%	$697,290	38.8%	$126,075	18.1%
Mobile and wireless	773,499	(1)	34.6	540,430	30.0	233,069	43.1
Enterprise networking	636,277		28.5	561,681	31.2	74,596	13.3

Net revenue	$2,233,141	(1)	100.0%	$1,799,401	100.0%	$433,740	24.1

(1)	Includes royalties in the amount of $71.2 million in the six months ended June 30, 2008 received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for digital cable set-top box and cable modem products, and digital TV and DSL applications, offset in part by a decrease in demand for our direct broadcast satellite set-top box products. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN and GPS product offerings, as well as royalty revenue in the amount of $71.2 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch, controller and broadband network and security processor product lines.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2008 as compared to the three months ended March 31, 2008:

	Three Months Ended June 30, 2008		Three Months Ended March 31, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$457,924	38.1%	$365,441	35.4%	$92,483	25.3%
Mobile and wireless(1)	414,471	34.5	359,028	34.8	55,443	15.4
Enterprise networking	328,536	27.4	307,741	29.8	20,795	6.8

Net revenue(1)	$1,200,931	100.0%	$1,032,210	100.0%	$168,721	16.3

(1)	Includes royalties in the amount of $35.6 million in each of the three months ended June 30, 2008 and March 31, 2008, received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue in our broadband communications target market resulted primarily from an increase in demand for digital cable and direct broadcast satellite set-top box and cable modem products. The increase in net revenue for our mobile and wireless target market resulted primarily from strong demand for our Bluetooth and wireless LAN products. The increase in net revenue from our enterprise networking target market resulted primarily from growth in demand from our Ethernet switch products.

We recorded rebates to certain customers of $55.3 million and $53.3 million in the three months ended June 30, 2008 and 2007, respectively, and $110.4 million and $119.8 million in the six months ended June 30, 2008 and 2007, respectively. We account for rebates in accordance with Emerging Issues Task Force, or EITF, Issue

No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end, or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates in the amount of $11.2 million and $1.6 million in the three months ended June 30, 2008 and 2007, respectively, and $26.5 million and $4.1 million in the six months ended June 30, 2008 and 2007, respectively.

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

The increase in absolute dollars of gross profit in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 resulted primarily from the 33.7% and 24.1% increase in net revenue in the three and six months ended June 30, 2008, respectively. Gross margin increased from 51.3% in the three months ended June 30, 2007 to 53.8% in the three months ended June 30, 2008. The primary factors that contributed to the increase in gross margin were: (i) royalty revenue in the amount of $35.6 million and (ii) an increase in the reversal of rebates in the amount of $9.6 million related to unclaimed rebates. Gross margin increased from 51.2% in the six months ended June 30, 2007 to 53.6% in the six months ended June 30, 2008. The primary factors that contributed to the increase in gross margin were: (i) royalty revenue in the amount of $71.2 million and (ii) an increase in the reversal of rebates in the amount of $22.4 million related to unclaimed rebates.

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

Research and Development and Selling, General and Administrative Expenses

The following tables present research and development and selling, general and administrative expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development(1)	$380,035	31.6%	$332,130	37.0%	$47,905	14.4%
Selling, general and administrative(1)	142,017	11.8	119,859	13.4	22,158	18.5

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Research and development(1)	$735,723	32.9%	$632,940	35.2%	$102,783	16.2%
Selling, general and administrative(1)	253,963	11.4	248,506	13.8	5,457	2.2

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

The increase in research and development expense in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 resulted primarily from an increase of $35.0 million and $65.0 million, respectively, in personnel-related expenses (excluding stock-based compensation expense). This increase is primarily attributable to an (i) increase in headcount by 643 personnel (predominantly in the mobile and wireless products area) to 4,929, which represents a 15.0% increase over the same period in the previous year and (ii) an increase in cash compensation levels since June 30, 2007 due to our annual merit review program. In addition, there were increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. These costs vary from period to period depending on the timing of development and tape-out of various products.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold over 2,800 U.S. and 1,200 foreign patents, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The increase in selling, general and administrative expense in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 resulted primarily from an increase of $17.1 million in legal fees and an increase of $12.7 million in personnel-related expenses, offset in part by a $5.3 million reduction in stock-based compensation expense. The increase in selling, general and administrative expense in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 resulted primarily from an increase of $21.0 million in personnel-related expenses offset in part by an $8.9 million reduction in stock-based compensation expense. The increase in personnel-related expenses is primarily attributable to (i) an increase of 110 personnel to 1,262, which represents a 9.5% increase over the same period in the previous year and (ii) an increase in cash compensation levels since June 30, 2007 due to our annual merit review program. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time.

We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such director, officer and employee against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements (subject to certain exceptions). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain insurance policies that may limit our exposure and enable us to recover a portion of our legal fees paid related to our equity award review and related securities litigation and government investigations. However, certain of our insurance carriers have reserved their rights or advised us that they may in some instances deny coverage. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. From inception of the securities litigation and related government investigations through June 30, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis. We collected $13.0 million of the $14.1 million we had recorded as a receivable at March 31, 2008 and charged the remaining $1.1 million to selling, general and administrative expense in the three months ended June 30, 2008. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of June 30, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$6,237	$6,861	$11,702	$12,675
Research and development	90,003	90,832	168,709	169,263
Selling, general and administrative	31,268	36,607	60,333	69,233

The amount of unearned stock-based compensation currently estimated to be expensed in the remainder of 2008 through 2012 related to unvested share-based payment awards at June 30, 2008 is $1,203 billion. Of this amount, $265.0 million, $435.3 million, $294.0 million, $169.4 million and $38.8 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years.

The increase in unearned stock-based compensation of $254.2 million at June 30, 2008 to $1.203 billion from the $948.3 million balance at December 31, 2007 was primarily the result of our regular annual equity compensation review program. If there are any modifications or cancellations of the underlying unvested equity awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We granted employee stock options to purchase approximately 5.1 million shares of our common stock and awarded approximately 14.1 million restricted stock units in the three months ended June 30, 2008 as part of our regular annual equity compensation review program. We will recognize approximately $426 million of stock-based compensation expense related to those awards over their respective service periods. This unearned stock-based compensation will be principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. We issued 2.0 million shares of our Class A common stock pursuant to our employee stock purchase plan in the six months ended June 30, 2008.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$3,934	$2,566	$7,869	$5,616
Operating expense	184	200	367	529

	$4,118	$2,766	$8,236	$6,145

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	Remainder of				2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$7,869	$15,264	$12,527	$1,023	$—	$36,683
Operating expenses	366	622	600	100	—	1,688

	$8,235	$15,886	$13,127	$1,123	$—	$38,371

In-Process Research and Development

In the six months ended June 30, 2008 we recorded IPR&D of $10.9 million related to our acquisition of Sunext Design, Inc. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Settlement Costs

In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the six months ended June 30, 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in the six months ended June 30, 2008. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$12,428	1.0%	$32,904	3.7%	$(20,476)	(62.2)%
Other income (expense), net	(191)	0.0	642	0.1	(833)	(129.8)

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$32,532	1.5%	$69,912	3.9%	$ (37,380)	(53.5)%
Other income (expense), net	733	0.0	(767)	(0.0)	1,500	(195.6)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The decrease in interest income, net, was the result of the overall decrease in market interest rates and a decrease in our average cash and marketable securities balances. Our cash and marketable securities balances decreased from $2.404 billion at December 31, 2007 to $2.040 billion at June 30, 2008, primarily due to repurchases of shares of our Class A common stock. The average interest rates earned for the six months ended June 30, 2008 and 2007 were 2.93% and 5.22%, respectively.

Provision for Income Taxes

We recorded tax provisions of $0.6 million and $3.9 million for the three and six months ended June 30, 2008, respectively, and a tax benefit of $2.2 million and a tax provision of $1.3 million for the three and six months ended June 30, 2007, respectively. Our effective tax rates were 0.5% and 1.8% for the three and six months ended June 30, 2008, respectively, and (6.9)% and 1.4% for the three and six months ended June 30, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2008 and June 30, 2007, domestic losses recorded without income tax benefit for the three and six months ended June 30, 2007, and tax benefits of $4.4 million for the three and six months ended June 30, 2008 and $4.6 million for the three and six months ended June 30, 2007 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $5.3 million and $3.3 million, at June 30, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by tax authorities.

Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We believe we have met these employment and investment thresholds for prior periods, and that we will continue to meet all requirements for the duration of the holidays.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents and marketable securities:

	June 30,	December 31,	Increase
	2008	2007	(Decrease)
	(In thousands)

Working capital	$1,933,637	$2,323,716	$(390,079)

Cash and cash equivalents(1)	$1,705,715	$2,186,572	$(480,857)
Short-term marketable securities(1)	228,418	141,728	86,690
Long-term marketable securities	105,513	75,352	30,161

	$2,039,646	$2,403,652	$(364,006)

(1)	Included in working capital.

Our working capital, cash and cash equivalents and marketable securities decreased in the six months ended June 30, 2008 primarily due to repurchases of shares of our Class A common stock and purchases of capital equipment, offset by cash provided by operations. See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Six Months Ended June 30, 2008 and 2007.  Cash and cash equivalents decreased to $1.705 billion at June 30, 2008 from $2.187 billion at December 31, 2007 as a result of cash used in financing and investing activities (primarily for repurchases of our Class A common stock), offset in part by cash provided by operating activities.

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Cash provided by operating activities	$486,173	$403,133
Cash provided by (used in) investing activities	(196,028)	18,511
Cash used in financing activities	(771,002)	(535,417)

Net decrease in cash and cash equivalents	$(480,857)	$(113,773)
Cash and cash equivalents at beginning of period	2,186,572	2,158,110

Cash and cash equivalents at end of period	$1,705,715	$2,044,337

In the six months ended June 30, 2008 our operating activities provided $486.2 million in cash. This was primarily the result of $209.1 million in net income and $298.9 million in net non-cash operating expenses, offset in part by $21.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2008 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments. In the six months ended June 30, 2007 our operating activities provided $403.1 million in cash. This was primarily the result of $95.2 million in net income, $301.0 million in net non-cash operating expenses and $6.9 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2007 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments.

Accounts receivable increased $110.8 million from $369.0 million at December 31, 2007 to $479.8 million at June 30, 2008. Our days sales outstanding increased from 32.7 days at December 31, 2007 to 36.4 days at June 30, 2008, driven primarily by the linearity of product shipments. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers.

Inventories increased $25.0 million from $231.3 million at December 31, 2007 to $256.3 million at June 30, 2008. Our inventory days on hand decreased from 43.1 days at December 31, 2007 to 42.1 days at June 30, 2008. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $196.0 million in the six months ended June 30, 2008, which was primarily the result of purchases of marketable securities of $116.9 million, $49.1 million of capital equipment purchases mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design, $20.1 million related to contingent consideration paid for certain performance goals, and the purchase of $0.4 million of strategic investments. Investing activities provided cash of $18.5 million in the six months ended June 30, 2007, which was primarily the result of $207.0 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent Technologies, Inc., offset in part by the purchase of $107.4 million of capital equipment to support our operations and the build out and relocation of our facilities in Irvine, California, $92.0 million net cash paid for the acquisitions of LVL7 Systems, Inc. and Octalica, Inc., and the net purchase of $3.2 million of strategic investments.

Our financing activities used $771.0 million in cash in the six months ended June 30, 2008, which was primarily the result of $835.9 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in November 2007, offset in part by $64.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $21.6 million of repurchases of our Class A common stock was not settled in cash as of June 30, 2008. Our financing activities used $535.4 million in cash in the six months ended June 30, 2007, which was primarily the result of $641.3 million in repurchases of shares of our Class A common stock pursuant to our share repurchase program implemented in February 2007, offset in part by $105.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $13.2 million of repurchases of our Class A common stock was not settled in cash as of June 30, 2007.

In November 2007 the Board of Directors authorized a new program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. From the commencement of the current program through June 30, 2008, we repurchased a total of 43.4 million shares of Class A common stock at a weighted average price of $22.97 per share. As of June 30, 2008, $2.3 million remained authorized and available for repurchase of shares of our Class A common stock under this plan. This amount was expended to repurchase shares in July 2008.

We received reduced proceeds from the exercise of stock options, in the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees and, in some cases solely restricted stock units, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each employee’s behalf.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as the repurchases of our Class A common stock.

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

Off-Balance Sheet Arrangements.  At June 30, 2008 we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Investment and Interest Rate Risk

At June 30, 2008 we had $2.040 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2008 all of our investments were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies.

A summary of our cash, cash equivalents, short and long-term marketable securities by major security type is as follows:

	Cash and	Short-Term	Long-Term
	Cash	Marketable	Marketable
	Equivalents	Securities	Securities	Total
	(In thousands)

June 30, 2008
Time deposits	$243,338	$—	$—	$243,338
U.S. Treasury and agency money market funds	473,136	—	—	473,136
U.S. Treasury and agency obligations	104,779	193,438	100,299	398,516
Institutional money market funds	830,063	—	—	830,063
Commercial paper and corporate bonds	7,995	34,980	5,214	48,189
Cash	46,404	—	—	46,404

	$1,705,715	$228,418	$105,513	$2,039,646

December 31, 2007
Time deposits	$850,018	$—	$—	$850,018
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Institutional money market funds	425,756	—	—	425,756
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Cash	44,779	—	—	44,779

	$2,186,572	$141,728	$75,352	$2,403,652

We account for our investment in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million in the six months ended June 30, 2008. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of income. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities.

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

Our cash, cash equivalents, short and long-term marketable securities had maturities as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$1,934,133	$2,328,300
One to two years	79,384	37,268
Two to three years	26,129	38,084

	$2,039,646	$2,403,652

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

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates will negatively impact investment income.

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

We also have invested in privately held companies, the majority of which can still be considered to be in the start-up or development stage. We make investments in key strategic businesses and other industry participants to establish strategic relationships, expand existing relationships, and achieve a return on our investment. These investments are inherently risky, as the markets for the technologies or products these companies have under development are typically in early stages and may never materialize. Likewise, the development projects of these companies may not be successful. In addition, early stage companies often fail for various other reasons. Consequently, we could lose our entire investment in these companies. In the three months ended June 30, 2008 we recorded a loss of approximately $1.7 million on a strategic investment. As of June 30, 2008 the carrying and fair value of our strategic investments was $2.5 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. Fluctuations in currency exchange rates could have a greater effect on our business in the future.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	the overall cyclicality of, and changing economic, political and market conditions affecting the semiconductor industry and wired and wireless communications markets, including without limitation seasonality in sales of consumer products into which some of our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the gain or loss of a key customer, design win or order;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	the availability and pricing of third party semiconductor foundry, assembly and test capacity and raw materials;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	changes in our product or customer mix;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	the volume of our product sales and pricing concessions on volume sales;

•	the impact of the IRS review of certain of our income tax returns; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment that will incorporate our product. Our customers may need three to more than nine months to test, evaluate and adopt our product and an additional three to more than twelve months to begin volume production of equipment that incorporates our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

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

We maintain inventory, or hubbing, arrangements with certain of our customers. Our use of these arrangements increased in the first half of 2008 and we expect that trend to continue for the foreseeable future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding the product, price, quantity, and when products are shipped to their customer, as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

Because we depend on a few significant customers and/or design wins for a substantial portion of our revenue, the loss of a key customer or design win could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

Sales to our five largest customers represented 37.3% and 43.5% of our net revenue in the six months ended June 30, 2008 and 2007, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The primary factors that contributed to the decrease in net revenue from our top customers as a percentage of net revenue were: (i) product mix changes with some of our large customers, (ii) new product ramps at new customers that increased our total revenues, and (iii) royalties received pursuant to a patent license agreement entered into in July 2007.

A significant portion of our revenue may also depend on a single product design win with a large customer. As a result, the loss of any such key design win could materially and adversely affect our financial condition and results of operations. In addition, these key design wins are often with large customers who have significantly greater financial, sales, marketing and other resources than we have and greater bargaining and pricing power, which could materially and adversely affect our operating margins.

We may not be able to maintain or increase sales to certain of our key customers or continue to secure key design wins for a variety of reasons, including the following:

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

These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial portion of our resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies. Delays in development could impair our relationships with strategic customers and negatively impact sales of the products under development.

In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. We may have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer or design win, a reduction in sales to any key customer, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 2,800 U.S. and 1,200 foreign patents and have filed more than 7,300 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2008, we acquired 38 companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our Class A and/or Class B common stock. For example, as a consequence of the prior pooling-of-interests accounting rules, the securities issued in nine of our acquisitions were shares of Class B common stock, which have voting rights superior to those of our publicly traded Class A common stock.

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

Our operating results for 2006 and prior periods have been materially and adversely impacted as a result of the voluntary review of our past equity award practices reported in January 2007. Our settlement of the SEC action filed against us relating to our past equity award practices resulted in a $12.0 million penalty and our outstanding civil litigation relating to these matters could result in further significant costs to us. In addition, any other related action by a governmental agency could result in civil or criminal sanctions against us and/or certain of our current and/or former officers, directors and/or employees.

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

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our then Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our then Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws.

In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the six months ended June 30, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.

As discussed in detail in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Samueli, Mr. Dull and two other former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. We do not know when the SEC action will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the matter against him personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we have continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Samueli pled guilty to making a materially false statement in connection with the SEC’s investigation of alleged stock options backdating at the company. In agreeing to plead guilty, Dr. Samueli has agreed to, among other things, five years’ probation, a $250,000 fine, a $100 special assessment, and a $12.0 million payment to the U.S. Treasury. Dr. Samueli’s plea agreement is conditioned on acceptance by the United States District Court for the Central District of California. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

Additionally, as discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges that may exceed any reimbursement we may be entitled to under our directors’ and officers’ insurance policies. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

In addition, we rely on independent registered public accounting firms for opinions and consents to maintain current reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act and to have effective Securities Act registration statements on file with the SEC, including our outstanding registration statements on Forms S-1 and S-8. The pending arbitration proceedings involving Ernst & Young LLP, or E&Y, our former independent registered public accounting firm, could adversely impact our ability to obtain any necessary consents in the future from E&Y or the ongoing effectiveness of opinions previously rendered by E&Y. In that event, we may be required to have our new independent registered public accounting firm reaudit the affected periods and during such reaudit may not be able to timely file required Exchange Act reports with the SEC or to issue equity, including common stock pursuant to equity awards that comprise a significant portion of our compensation packages, under our outstanding or any new registration statements. Furthermore, as a result of the reaudit, it is possible that additional accounting issues may be identified.

The resolution of the pending investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements has in the past and could continue to result in significant costs and diversion of the attention of management and other key employees. Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. Certain of our insurance carriers have reserved their rights or advised us that they may in some instances deny coverage. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse all of the expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our Chief Executive Officer, Scott A. McGregor, and senior executives, and our Senior Technical Advisor, Dr. Samueli. We have employment agreements with Mr. McGregor and Eric K. Brandt, our Senior Vice President and Chief Financial Officer; however the agreements do not govern the length of their service with Broadcom. We do not have employment agreements with any other executives, or any other key employees, although we do have limited retention arrangements in place with certain executives. The loss of the services of Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 6,686 full-time, contract and temporary employees as of June 30, 2008. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 38.8% of our net revenue in the six months ended June 30, 2008 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 86.9% of our net revenue in the six months ended June 30, 2008. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	changes in earnings estimates or investment recommendations by analysts;

•	general economic and political conditions and specific conditions in the semiconductor industry and the wired and wireless communications markets, including seasonality in sales of consumer products into which some of our products are incorporated;

•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	changes in accounting rules;

•	continuing international conflicts and acts of terrorism;

•	changes in the methods, metrics or measures used by analysts to evaluate our stock;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

Due to the nature of our compensation programs, most of our executive officers regularly sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 promulgated under the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their respective opinions of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

Our co-founders and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of June 30, 2008 our co-founders, directors, executive officers and their respective affiliates beneficially owned 14.0% of our outstanding common stock and held 59.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2008 our two founders, Dr. Henry T. Nicholas III and Dr. Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 13.0% of our outstanding common stock and held 58.8% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business, financial condition and results of operations.

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

In the three months ended June 30, 2008, we issued an aggregate of 0.8 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In November 2007 the Board of Directors authorized a new program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced November 19, 2007 and continues through and including December 31, 2008. As of June 30, 2008,

$2.3 million remained authorized and available for the repurchase of shares of our Class A common stock under this plan. This amount was expended to repurchase shares in July 2008.

Repurchases under our share repurchase programs were made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our repurchases during the three months ended June 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	that may yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

April 2008	8,476	$22.56	8,476
May 2008	3,664	26.99	3,664
June 2008	5,562	26.99	5,562

Total	17,702	24.87	17,702	$2,309

From commencement of the current program through June 30, 2008, we repurchased a total of 43.4 million shares of Class A common stock at a weighted average price of $22.97 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2008 Annual Meeting of Shareholders (the “2008 Annual Meeting”) was held June 19, 2008.

(b) At the 2008 Annual Meeting, the shareholders elected each of the following nominees as directors, to serve on our Board of Directors until the next annual meeting of shareholders and/or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

George L. Farinsky	364,612,511	34,321,725	343,217,250	707,829,761
Nancy H. Handel	378,417,588	34,321,725	343,217,250	721,634,838
Eddy W. Hartenstein	391,131,989	34,321,725	343,217,250	734,349,239
John E. Major	346,834,445	34,321,725	343,217,250	690,051,695
Scott A. McGregor	387,980,662	34,321,725	343,217,250	731,197,912
Alan E. Ross	374,248,315	34,321,725	343,217,250	717,465,565
Robert E. Switz	367,626,099	34,321,725	343,217,250	710,843,349

(c) At the 2008 Annual Meeting, the Shareholders also voted on the following four proposals and cast their votes as follows:

(1) To approve an amendment and restatement of Broadcom’s 1998 Stock Incentive Plan, as previously amended and restated, and referred to as our 1998 Incentive Plan, that will (i) revise the Director Automatic Grant Program in effect for non-employee directors under the plan, (ii) extend the term of the 1998 Incentive Plan through March 12, 2018, (iii) revise the adjustments that may be made to certain performance criteria that may serve as the vesting conditions for performance-based awards made under the plan, and (iv) effect various technical revisions to facilitate plan administration.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	65,998,827	34,314,245	343,142,450	409,141,277
Against	257,536,148	2,587	25,870	257,562,018
Abstain	3,499,811	90	900	3,500,711
Broker Non-Votes	71,568,897	6,715	67,150	71,636,047

(2) To approve the amendment and restatement to Broadcom’s 1998 Employee Stock Purchase Plan to (i) extend the term of the plan through April 30, 2018, (ii) revise the automatic annual share increase provision of the 1998 ESPP so that the number of shares of Class A common stock that will be automatically added to the share reserve on the first trading day of January in each calendar year will increase from 1.00% to 1.25% of the total number of shares of Class A and Class B common stock outstanding on the last trading day of the immediately preceding calendar year, and (iii) effect various technical revisions and improvements. The increase described in (ii) will be in effect for the January 2009 automatic increase. Similar amendments will also be made to the 2007 International Employee Stock Purchase Plan, referred to as the 2007 IESPP, which draws its shares of Class A common stock from the share reserve available under the 1998 ESPP.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	78,844,434	34,314,245	343,142,450	421,986,884
Against	244,694,566	2,587	25,870	244,720,436
Abstain	3,495,786	90	900	3,496,686
Broker Non-Votes	71,568,897	6,715	67,150	71,636,047

(3) To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes

For	392,679,114	34,321,725	343,217,250	735,896,364
Against	2,316,509	0	0	2,316,509
Abstain	3,608,060	1,912	19,120	3,627,180
Broker Non-Votes	N/A	N/A	N/A	N/A

Item 5.	Other Information

In June 2008 our Board of Directors reconstituted its committees. The current members of each committee and the respective committee chairs are identified in the following table:

Nominating &
C = Chair M = Member		Compen-	Equity	Corporate
Independent Directors	Audit	sation	Award	Governance

George L. Farinsky	C
Nancy H. Handel	M
Eddy W. Hartenstein		M
John Major(1)		C	M	M
William T. Morrow				M
Robert E. Switz	M			C
Employee Directors
Scott A. McGregor			C

(1)	Mr. Major also served as a member of the Audit Committee through June 19, 2008.

The Board has determined that each member of the Audit Committee (i) qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing composition of the Audit Committee and (ii) satisfies the “financial sophistication” requirements of the Nasdaq listing standards.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

10.1	1998 Stock Incentive Plan (as amended and restated March 12, 2008)
10.2	1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Robert L. Tirva
Robert L. Tirva
Vice President and
Corporate Controller
(Principal Accounting Officer)

July 23, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	1998 Stock Incentive Plan (as amended and restated March 12, 2008)
10.2	1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238