Form 10-Q
period 2008-09-30
BROADCOM CORP
filed 2008-10-22
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2008 the registrant had 446.7 million shares of Class A common stock, $0.0001 par value, and 63.8 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Broadcom®, the pulse logo and SystemI/Otm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2008 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,475,858	$2,186,572
Short-term marketable securities	770,872	141,728
Accounts receivable, net	501,015	369,004
Inventory	322,605	231,313
Prepaid expenses and other current assets	105,481	125,663

Total current assets	3,175,831	3,054,280
Property and equipment, net	252,999	241,803
Long-term marketable securities	40,905	75,352
Goodwill	1,386,394	1,376,721
Purchased intangible assets, net	34,253	46,607
Other assets	58,293	43,430

Total assets	$4,948,675	$4,838,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459,593	$313,621
Wages and related benefits	166,137	147,853
Deferred revenue	10,246	15,864
Accrued liabilities	238,010	253,226

Total current liabilities	873,986	730,564
Commitments and contingencies
Long-term deferred revenue	4,764	8,108
Other long-term liabilities	65,879	63,373
Shareholders’ equity:
Common stock	51	54
Additional paid-in capital	11,174,887	11,576,042
Accumulated deficit	(7,165,115)	(7,539,124)
Accumulated other comprehensive loss	(5,777)	(824)

Total shareholders’ equity	4,004,046	4,036,148

Total liabilities and shareholders’ equity	$4,948,675	$4,838,193

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net revenue	$1,298,475	$949,959	$3,531,616	$2,749,360
Cost of revenue	619,459	465,970	1,655,218	1,343,956

Gross profit	679,016	483,989	1,876,398	1,405,404
Operating expense:
Research and development	379,279	352,283	1,115,002	985,223
Selling, general and administrative	141,941	124,907	395,904	373,413
Amortization of purchased intangible assets	183	314	550	843
In-process research and development	—	4,970	10,900	15,470
Impairment of intangible assets	250	—	2,150	1,500
Settlement costs	—	—	15,810	—
Restructuring costs (reversal)	—	—	(1,000)	—

Income from operations	157,363	1,515	337,082	28,955
Interest income, net	12,451	31,443	44,983	101,355
Other expense, net	(3,720)	(1,670)	(2,987)	(2,437)

Income before income taxes	166,094	31,288	379,078	127,873
Provision for income taxes	1,188	3,528	5,069	4,866

Net income	$164,906	$27,760	$374,009	$123,007

Net income per share (basic)	$.32	$.05	$.72	$.23

Net income per share (diluted)	$.31	$.05	$.70	$.21

Weighted average shares (basic)	509,041	539,931	517,418	542,881

Weighted average shares (diluted)	523,759	577,583	531,187	579,479

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$6,652	$7,214	$18,354	$19,889
Research and development	93,334	94,619	262,043	263,882
Selling, general and administrative	33,328	37,023	93,661	106,256

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Operating activities
Net income	$374,009	$123,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,929	42,555
Stock-based compensation expense:
Stock options and other awards	168,891	249,326
Restricted stock units issued by Broadcom	205,167	140,701
Acquisition-related items:
Amortization of purchased intangible assets	12,354	10,394
In-process research and development	10,900	15,470
Impairment of intangible assets	2,150	1,500
Impairment of strategic investments and marketable securities	6,047	4,769
Changes in operating assets and liabilities:
Accounts receivable	(131,998)	(8,330)
Inventory	(91,292)	(8,929)
Prepaid expenses and other assets	(1,629)	(41,610)
Accounts payable	147,332	55,149
Accrued settlement liabilities	(2,000)	(2,000)
Other accrued and long-term liabilities	17,757	30,800

Net cash provided by operating activities	772,617	612,802

Investing activities
Net purchases of property and equipment	(65,151)	(123,318)
Net cash paid for acquisitions and other purchased intangible assets	(29,795)	(219,324)
Purchases of strategic investments	(355)	(3,194)
Purchases of marketable securities	(1,109,673)	(568,462)
Proceeds from sales and maturities of marketable securities	512,022	821,092

Net cash used in investing activities	(692,952)	(93,206)

Financing activities
Repurchases of Class A common stock	(859,775)	(811,822)
Minimum tax withholding paid on behalf of employees for restricted stock units	(45,186)	(53,032)
Proceeds from issuance of common stock	114,582	224,362

Net cash used in financing activities	(790,379)	(640,492)

Decrease in cash and cash equivalents	(710,714)	(120,896)
Cash and cash equivalents at beginning of period	2,186,572	2,158,110

Cash and cash equivalents at end of period	$1,475,858	$2,037,214

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2008 and December 31, 2007, the consolidated results of our operations for the three and nine months ended September 30, 2008 and 2007, and our consolidated cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Revenue Recognition

Our net revenue is generated principally by sales of semiconductor products. We derive the remaining balance of net revenue predominantly from royalty revenue pursuant to a patent license agreement and, to a lesser extent, software licenses, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of sales occurs through distributors.

The following table presents details of our net revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales of semiconductor products	96.0%	99.2%	95.9%	99.1%
Royalty and other	4.0 (1)	0.8	4.1 (1)	0.9

	100.0%	100.0%	100.0%	100.0%

(1)	Includes royalties in the amount of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales made through direct sales force	81.9%	83.9%	84.4%	84.8%
Sales made through distributors	18.1	16.1	15.6	15.2

	100.0%	100.0%	100.0%	100.0%

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We account for our investments in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million. Investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the unaudited condensed consolidated statements of income.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective durations.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to ten years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or ten years.

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

Warranty

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from our initial estimates, we record the difference in the period it is identified. Actual claims are charged against the warranty reserve. See Note 2, Supplementary Financial Information, for a summary of our warranty activity.

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

We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 7 (subject to certain exceptions). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under these policies. In the three months ended September 30, 2008, one of our insurance carriers notified us that it had denied coverage under these policies. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction to selling, general and administrative expense only when cash is actually received from our insurance carriers instead of offsetting a majority of the expenses in a quarter with a receivable from the carriers. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. In the three months ended September 30, 2008 no insurance proceeds were received. From inception of these matters through September 30, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of September 30, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

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

Litigation and Settlement Costs

From time to time, we are involved in disputes, litigation and other legal actions. In accordance with SFAS 5, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options, employee stock purchase plan stock purchase rights and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units result in a further dilutive effect on net income per share.

Business Enterprise Segments

We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

All of our operating segments share similar economic characteristics as they have a similar long-term business model, operate at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Self-Insurance

We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for aggregate claims exceeding $0.3 million per covered person for any given year.

Accruals for losses are made based on our claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded.

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

In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash, Cash Equivalents and Marketable Securities

At September 30, 2008 we had $2.288 billion in cash, cash equivalents and marketable securities. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We maintain an investment portfolio of various security holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. With the exception of one impaired investment, at September 30, 2008 all of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies. We recorded an other-than-temporary impairment on this investment in the amount of $1.8 million which was recorded as other expense, net, in our unaudited condensed consolidated statement of income in the three months ended September 30, 2008.

A summary of our cash, cash equivalents and short and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)

September 30, 2008
Time deposits	$652,538	$—	$—	$652,538
U.S. Treasury and agency money market funds	446,390	—	—	446,390
Cash	250,260	—	—	250,260
U.S. Treasury and agency obligations	84,695	767,518	40,905	893,118
Commercial paper and corporate bonds	41,975	3,354	—	45,329

	$1,475,858	$770,872	$40,905	$2,287,635

December 31, 2007
Time deposits	$757,157	$—	$—	$757,157
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Cash	44,779	—	—	44,779
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
Institutional money market funds	518,617	—	—	518,617

	$2,186,572	$141,728	$75,352	$2,403,652

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash, cash equivalents and short and long-term marketable securities had maturities as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$2,246,730	$2,328,300
One to two years	26,890	37,268
Two to three years	14,015	38,084

	$2,287,635	$2,403,652

Inventory

The following table presents details of our inventory:

	September 30,	December 31,
	2008	2007
	(In thousands)

Work in process	$131,543	$60,479
Finished goods	191,062	170,834

	$322,605	$231,313

Property and Equipment

The following table presents details of our property and equipment:

		September 30,	December 31,
	Useful Life	2008	2007
	(In years)	(In thousands)

Leasehold improvements	1 to 10	$153,566	$140,089
Office furniture and equipment	3 to 7	25,087	24,817
Machinery and equipment	3 to 5	197,624	208,453
Computer software and equipment	2 to 4	135,083	149,459
Construction in progress	N/A	3,805	6,558

		515,165	529,376
Less accumulated depreciation and amortization		(262,166)	(287,573)

		$252,999	$241,803

In the nine months ended September 30, 2008, we disposed of property and equipment with a net book value of $3.4 million. In addition, we paid $9.2 million related to capital equipment purchases that were accrued at December 31, 2007 and accrued $7.8 million for capital equipment purchases at September 30, 2008.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended September 30, 2008:

Nine Months Ended
September 30,
2008
(In thousands)

Beginning balance	$1,376,721
Contingent consideration(1)	10,000
Goodwill recorded in connection with Sunext Design, Inc. acquisition (Note 3)	320
Other	(647)

Ending balance	$1,386,394

(1)	Contingent consideration was paid to the former holders of Global Locate, Inc. capital stock and other rights upon satisfaction of certain performance goals met during the nine months ended September 30, 2008. Additional contingent consideration of up to $49.8 million may be paid to such holders for the attainment of future performance goals in 2008.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$218,769	$(186,021)	$32,748	$218,769	$(174,217)	$44,552
Customer relationships	49,266	(47,816)	1,450	49,266	(47,366)	1,900
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	7,614	(7,559)	55	7,614	(7,459)	155

	$279,085	$(244,832)	$34,253	$279,085	$(232,478)	$46,607

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$3,935	$3,935	$11,804	$9,551
Operating expense	183	314	550	843

	$4,118	$4,249	$12,354	$10,394

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	Remainder of				2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$3,935	$15,263	$12,527	$1,022	$—	$32,747
Operating expenses	183	623	600	100	—	1,506

	$4,118	$15,886	$13,127	$1,122	$—	$34,253

Accrued Liabilities

The following table presents details of our accrued liabilities:

	September 30,	December 31,
	2008	2007(1)
	(In thousands)

Accrued rebates	$119,129	$132,603
Warranty reserve	10,708	23,287
Accrued payments on repurchases of Class A common stock	—	16,067
Accrued taxes	15,776	10,911
Accrued settlement costs	—	2,000
Deferred rent	8,574	7,970
Restructuring liabilities	3,319	4,460
Qualcomm royalty payments	28,342	—
Other	52,162	55,928

	$238,010	$253,226

(1)	Excludes $27.0 million of deferred rent that has been reclassified to other long-term liabilities to conform to the current year presentation.

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	September 30,	December 31,
	2008	2007(1)
	(In thousands)

Accrued taxes	$28,015	$32,331
Deferred rent	33,471	27,045
Restructuring liabilities	1,255	2,997
Other	3,138	1,000

	$65,879	$63,373

(1)	Includes $27.0 million of deferred rent that has been reclassified from accrued liabilities to conform to the current year presentation.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Beginning balance	$132,603	$131,028
Charged as a reduction to revenue	181,508	157,816
Reversal of unclaimed rebates	(36,525)	(10,540)
Payments	(158,457)	(156,708)

Ending balance	$119,129	$121,596

Warranty Reserve Activity

The following table summarizes the activity related to the warranty reserve during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Beginning balance	$23,287	$19,222
Charged to cost of revenue	2,282	7,237
Reversal of warranty reserve(1)	(10,600)	—
Payments	(4,261)	(4,203)

Ending balance	$10,708	$22,256

(1)	Relates to warranty costs incurred at a rate less than previously estimated.

Restructuring Activity

The following table summarizes the activity related to our current and long-term restructuring liabilities during the nine months ended September 30, 2008:

Nine Months Ended
September 30, 2008
(In thousands)

Beginning balance	$7,457
Reversal of restructuring liabilities(1)	(1,000)
Cash payments(2)	(1,883)

Ending balance	$4,574

(1)	We recorded a reversal of restructuring liabilities of $1.0 million reflecting revised assumptions on the final facility included in the restructuring plan.

(2)	Cash payments related to net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The remaining excess facility cost will be paid over the remaining lease term through 2010.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Numerator: Net income	$164,906	$27,760	$374,009	$123,007

Denominator: Weighted average shares outstanding	509,134	540,013	517,511	542,947
Less: Unvested common shares outstanding	(93)	(82)	(93)	(66)

Denominator for net income per share (basic)	509,041	539,931	517,418	542,881
Effect of dilutive securities:
Unvested common shares outstanding	17	—	6	7
Stock awards	14,701	37,652	13,763	36,591

Denominator for net income per share (diluted)	523,759	577,583	531,187	579,479

Net income per share (basic)	$.32	$.05	$.72	$.23

Net income per share (diluted)	$.31	$.05	$.70	$.21

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents from outstanding stock options to purchase 50.1 million and 15.7 million shares of Class A common stock in the three months ended September 30, 2008 and 2007, respectively, and from outstanding stock options to purchase 51.4 million and 31.7 million shares of Class A common stock in the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008 there were outstanding stock options to purchase 124.8 million shares of Class A or Class B common stock with a weighted average exercise price of $25.32 per share. In addition, there were 27.7 million restricted stock units outstanding that entitle the holders to receive a like number of freely transferable shares of Class A common stock as the awards vest.

Patent License Agreement

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue in the amounts of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, under this agreement and have recorded a cumulative total of $141.0 million from the commencement of the agreement through September 30, 2008.

Supplemental Cash Flow Information

In the nine months ended September 30, 2008 we paid $16.1 million related to 2007 share repurchases that had not settled by December 31, 2007. At September 30, 2008 there were no unsettled share repurchases. In addition, we paid $9.2 million related to capital equipment purchases that were accrued at December 31, 2007 and accrued $7.8 million for capital equipment purchases at September 30, 2008. The amounts accrued for capital equipment purchases at September 30, 2008 have been excluded from the unaudited condensed consolidated statements of cash flows. In the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007, we reduced net cash provided by operating activities and decreased net cash used in

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investing activities by $2.2 million resulting from accretion of marketable securities to conform to the current year presentation.

3.	Business Combinations

Completed Transactions

In February 2008 we acquired Sunext Design, Inc., a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specializes in the design of optical storage semiconductor products, for $9.9 million. In connection with the acquisition, we assumed $0.8 million in net liabilities and incurred $0.5 million in acquisition costs. We recorded a one-time charge of $10.9 million for purchased in-process research and development, or IPR&D, expense, as Sunext Design was an early stage company that had no completed technology, and recorded $0.3 million in goodwill. The amount allocated to IPR&D in the nine months ended September 30, 2008 was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In addition, we are required to pay up to an additional $38.0 million in future license fees and royalties on optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in the license agreement. These royalties and license rights will be capitalized upon delivery and amortized to cost of revenue over the estimated economic useful life of the related products. As of September 30, 2008 these technologies, as defined in the license agreement, had not been delivered.

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 include the results of operations of Sunext Design commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

Pending Transaction

In August 2008 we entered into an agreement to acquire the digital TV business of Advanced Micro Devices, Inc. Pursuant to the terms of the acquisition agreement, we agreed to pay approximately $192.8 million in cash in exchange for AMD’s digital TV assets. A portion of the consideration payable to AMD will be placed into escrow pursuant to the terms of the definitive asset purchase agreement. The board of directors of each company has approved the transaction and shareholder approval of the transaction is not required by either company. The closing, which is targeted to occur prior to December 31, 2008, remains subject to customary closing conditions and review by relevant regulatory organizations. We may record a one-time charge for purchased IPR&D expenses related to the acquisition in the quarter in which the transaction closes. The amount of that charge, if any, has not yet been determined. A preliminary purchase price allocation is anticipated to be recorded by December 31, 2008.

4.	Income Taxes

We recorded tax provisions of $1.2 million and $5.1 million for the three and nine months ended September 30, 2008, respectively, and tax provisions of $3.5 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. Our effective tax rates were 0.7% and 1.3% for the three and nine months ended September 30, 2008, respectively, and 11.3% and 3.8% for the three and nine months ended September 30, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and nine

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2008 and September 30, 2007, domestic losses recorded without income tax benefit for the three and nine months ended September 30, 2007, and tax benefits of $4.4 million and $4.6 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $2.6 million in the three and nine months ended September 30, 2008 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in The Housing Assistance Act of 2008, which was signed into law July 30, 2008.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $5.9 million and $3.3 million, at September 30, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

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

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate federal research and development tax credits for the year ended December 31, 2008 resulting in additional tax credit carryovers. We do not expect to record any tax benefit for these credit carryovers in the year ended December 31, 2008 since we expect to continue to have a full valuation allowance on our U.S. deferred tax assets as of December 31, 2008.

5.	Shareholders’ Equity

Share Repurchase Program

In November 2007 the Board of Directors authorized a program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. In the nine months ended September 30, 2008 we repurchased a total of 37.8 million shares of Class A common stock at a weighted average price of $22.31 per share, for a total of $843.7 million. In the nine months ended September 30, 2008, we paid $16.1 million related to 2007 repurchases that had not settled by December 31, 2007. From commencement of the this program through September 30, 2008, we repurchased a total of 43.5 million shares of Class A common stock at a weighted average price of $22.97 per share. As of September 30, 2008 no repurchases remained authorized under this program.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2008 the Board of Directors authorized a new program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under the program may be made from time to time at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of September 30, 2008 no repurchases had been made under this program.

Repurchases under our share repurchase programs were and will continue to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, the Exchange Act.

Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net income	$374,009	$123,007
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(440)	—
Translation adjustments	(4,513)	442

Total comprehensive income	$369,056	$123,449

6.	Employee Benefit Plans

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2008 is set forth below:

	Options Outstanding
				Black-Scholes
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2007	126,142	$ .01 - $81.50	$24.96	$15.81
Options granted under the 1998 Plan	6,675	19.36 - 28.75	26.54	10.30
Options cancelled	(2,949)	.01 - 78.92	31.68	10.94
Options exercised	(5,039)	.01 - 28.30	14.03	12.47

Balance at September 30, 2008	124,829	.01 - 81.50	25.32	15.76

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity in 2008 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2007	17,053	$33.50
Restricted stock units granted under the 1998 Plan	17,660	25.84
Restricted stock units cancelled	(1,056)	31.09
Restricted stock units vested	(5,923)	31.53

Balance at September 30, 2008	27,734	29.14

The per share fair values of stock options and employee stock purchase rights granted in the nine months ended September 30, 2008 in connection with stock incentive plans have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights

Expected life (in years)	4.24	1.67
Volatility	0.44	.43
Risk-free interest rate	2.92%	2.24%
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.30	$10.06

In June 2008 Broadcom’s 1998 Stock Incentive Plan, as previously amended and restated, or the 1998 Plan, was further restated to: (i) revise the Director Automatic Grant Program in effect for non-employee directors under the plan, (ii) extend the term of the plan through March 12, 2018, (iii) revise the adjustments that may be made to certain performance criteria that may serve as the vesting conditions for performance-based awards made under the plan, and (iv) effect various technical revisions to facilitate plan administration.

In June 2008 Broadcom’s 1998 Employee Stock Purchase Plan, as amended and restated, or the 1998 ESPP, was amended to: (i) extend the term of the plan through April 30, 2018, (ii) revise the automatic annual share increase provision of the plan so that the number of shares of Class A common stock that will be automatically added to the share reserve on the first trading day of January in each calendar year will increase from 1.00% to 1.25% of the total number of shares of Class A and Class B common stock outstanding on the last trading day of the immediately preceding calendar year, and (iii) effect various technical revisions and improvements. The increase described in (ii) will be in effect for the January 2009 automatic increase. Similar amendments have also been made to the 2007 International Employee Stock Purchase Plan, which draws its shares of Class A common stock from the share reserve available under the 1998 ESPP. We issued an additional 2.0 million shares of our Class A common stock pursuant to our employee stock purchase plans in the nine months ended September 30, 2008.

Unearned Stock-Based Compensation

The amount of unearned stock-based compensation currently estimated to be expensed in the remainder of 2008 through 2012 related to unvested share-based payment awards at September 30, 2008 is $1.085 billion. Of this amount, $130.5 million, $438.7 million, $298.7 million, $174.8 million and $42.5 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010, 2011 and 2012, respectively. The

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

7.	Litigation

Intellectual Property Proceedings.  In May 2005 we filed a complaint with the U.S. International Trade Commission, or ITC, asserting that Qualcomm Incorporated, or Qualcomm, engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of our patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in Broadcom’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. Qualcomm has requested that the U.S. Patent and Trademark Office, or USPTO, reexamine two of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 initial determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. The ITC orders were subject to a 60-day Presidential review period, which involved extensive review by the United States Trade Representative, who the President designated to decide whether to let the ITC orders stand or to overturn them through a statutory disapproval. In August 2007 the United States Trade Representative declined to disapprove the orders. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. In September 2008 the appeals court upheld the ITC’s determination on one of the patents that were found not infringed, but remanded a second patent that was found not infringed back to the ITC for further proceedings. In October 2008 the appeals court upheld the determination that the third patent was valid, but remanded it back to the ITC for further proceedings on the issue of whether Qualcomm induced infringement. The appeals court also ruled that the ITC lacked authority to issue a Limited Exclusion Order against downstream products of parties not named in the action.

In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December 2007 the ITC instituted an investigation based upon the allegations made in our complaint. A hearing in the matter occurred in April 2008. An initial determination is currently set for late November 2008.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our consolidated statements of income. Qualcomm has requested that the USPTO reexamine two of the infringed patents. In December 2007 the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction includes a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. The court amended the injunction in February 2008 and again in March 2008. The court entered final judgment against Qualcomm in March 2008, setting compensatory damages at $22.8 million, plus pre-judgment and post-judgment interest. In April, July, and October 2008 Qualcomm paid Broadcom royalties pursuant to the terms of the amended injunction, which payments have been recorded as a liability in our unaudited consolidated condensed financial statements. In August 2008 the court issued an order holding Qualcomm in contempt of the permanent injunction. In September 2008 the United States Court of Appeals for the Federal Circuit affirmed the judgment against Qualcomm with respect to two of the patents, but reversed the judgment as to the third. Also in September, the court lifted the stay entered in December 2006 on a fourth patent. A trial date on that patent has not yet been set.

In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. Qualcomm has appealed, and a hearing occurred in August 2008. In January 2008 the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees and costs. In January 2008 Qualcomm paid Broadcom $8.6 million pursuant to that award, which amount has been reflected as a reduction of legal expense included in selling, general and administrative expense in the nine months ended September 30, 2008.

In October 2008 we filed a complaint against Qualcomm in the United States District Court for the Southern District of California seeking a declaratory judgment that Qualcomm’s sales and licensing practices amount to patent misuse, that Qualcomm patents are exhausted by Qualcomm’s practices, and that Qualcomm patents and patent licenses are unenforceable. Qualcomm has not yet answered the complaint.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007 SiRF filed a complaint in the ITC alleging that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four SiRF patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. SiRF withdrew two patents from the investigation, and an ITC administrative law judge conducted a hearing on SiRF’s remaining two patents in suit in March 2008. In June 2008 the ITC administrative law judge issued an initial determination finding SiRF’s two patents not infringed and one patent invalid. In August 2008 the ITC denied SiRF’s petition to review the administrative law judge’s initial determination finding no violation, thereby adopting the administrative law judge’s initial determination as the final determination of the ITC and terminating the investigation. In October 2008 SiRF filed a notice of appeal with the United States Court of Appeal for the Federal Circuit.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited (collectively, the “SiRF Defendants”), asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products, such as personal navigation devices and GPS-enabled cellular telephones, that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate complaint. A hearing was held in April and May 2008. In August 2008 the administrative law judge issued an initial determination finding that SiRF and the other SiRF Defendants infringed each of Global Locate’s six patents, and that each of the six patents was not invalid and issued a recommended determination on remedy and bonding. In October 2008 the ITC determined, in part, not to review the administrative law judge’s initial determination finding violation of three of Global Locate’s patents. The ITC also decided to review the administrative law judge’s initial determination that three other Global Locate patents were infringed by SiRF. The ITC has set a target date for completion of the investigation in December 2008.

In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. Discovery is ongoing but no trial date has been scheduled.

In July 2007 OPTi Inc. filed a complaint against us and others in the United States District Court for the Eastern District of Texas. The complaint alleges that we have infringed, both directly and indirectly, two patents relating generally to a bus interface architecture. The complaint seeks preliminary and permanent injunctions, the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In September 2007 we answered the complaint and asserted counterclaims seeking declaratory judgments that the asserted patents are invalid, unenforceable, and not infringed. Discovery is ongoing. Trial has been set for November 2009.

In October 2007 Wi-LAN Inc. filed complaints against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents relating generally to wireless LAN and DSL technology. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in January 2008 denying the allegations in Wi-LAN’s complaint and asserting counterclaims seeking a declaratory judgment that

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three Wi-LAN patents are invalid, unenforceable and not infringed. Discovery is ongoing. Trial has been set for January 2011.

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

Antitrust and Unfair Competition Proceedings.  In July 2005 we filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserted causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 we filed an amended complaint in the action also challenging Qualcomm’s proposed acquisition of Flarion Technologies, Inc. under the antitrust laws and asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the District Court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the District Court for further proceedings. In November 2007 we filed an amended complaint in the case adding additional causes of action based primarily upon allegations originally made in the California state unfair competition case described below. In February 2008 Qualcomm filed counterclaims seeking a declaratory judgment that it had complied with its obligations to industry standards bodies. Qualcomm also filed an affirmative defense asserting that our claims were barred by unclean hands. In August 2008 the court granted our motion to transfer the case to the United States District Court for the Southern District of California. Discovery is in progress, but no trial date has been set.

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

Securities Litigation.  From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the members of our Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our consolidated financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

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

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008, the district judge granted defendants’ motions to dismiss with leave to amend. We intend to defend the consolidated class action vigorously.

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under these policies. In the three months ended September 30, 2008, one of our insurance carriers notified us that it had denied coverage under these policies. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm, E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. No date for an arbitration hearing has been scheduled.

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. In 2007 we provided substantial amounts of documents and information to the SEC on a voluntary basis. In addition, we have produced documents pursuant to subpoenas. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our then Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our then Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the nine months ended September 30, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California Court in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.

In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli, Mr. Dull and two other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require Mr. Dull and another defendant to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. Pending resolution of the SEC action, Dr. Samueli and Mr. Dull have taken leaves of absence from their positions as executive officers of Broadcom and Dr. Samueli resigned from his position as Chairman and a member of the Board of Directors. We do not know when the investigation will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the investigation against him personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we have continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

United States Attorney’s Office Investigation and Prosecution.  In June 2005 the United States Attorney’s Office for the Northern District of California commenced an investigation into the possible misuse of proprietary

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General.  The foregoing discussion includes material developments that occurred prior to September 30, 2008 or thereafter in material legal proceedings in which we and/or our subsidiaries are involved. For additional information regarding certain of these and related legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in Broadcom’s Annual Report on Form 10-K for the year ended December 31, 2007.

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the nine months ended September 30, 2008 we settled a patent infringement claim for $3.8 million and recorded the settlement cost in our unaudited condensed consolidated statement of operations.

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

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that current economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income tax returns on our results of operations; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors.” These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Net Revenue.  Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from royalty revenue pursuant to a patent license agreement and, to a lesser extent, software licenses, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.

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

The following table presents details of our net revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Sales of semiconductor products	96.0%	99.2%	95.9%	99.1%
Royalty and other	4.0 (1)	0.8	4.1 (1)	0.9

	100.0%	100.0%	100.0%	100.0%

(1)	Includes royalties in the amount of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Sales made through direct sales force	81.9%	83.9%	84.4%	84.8%
Sales made through distributors	18.1	16.1	15.6	15.2

	100.0%	100.0%	100.0%	100.0%

Sales made through distributors increased in the three months ended September 30, 2008 due to new product ramps for our mobile and wireless and broadband communications products, principally in Asia.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions, which may impact the level of consumer and information technology spending, which in turn could affect the demand for our products;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	seasonality in the demand for consumer-oriented products into which certain of our products are incorporated;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

For these and other reasons, our net revenue and results of operations for the three months ended September 30, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Five largest customers as a group	33.5%	37.6%	35.9%	41.5%

As we have broadened our customer base, net revenue derived from these top customers as a percentage of net revenue has decreased. However, we expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The primary factors that contributed to the decrease in net revenue from our top customers as a percentage of net revenue were: (i) product mix changes with some of our large customers, (ii) new product ramps at new customers that increased our total revenues and (iii) royalties received pursuant to a patent license agreement entered into in July 2007.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Asia (primarily in Japan, Korea, China and Taiwan)	30.8%	30.0%	29.4%	26.4%
Europe (primarily in Finland, France and the United Kingdom)	10.0	8.4	9.8	7.8
Other	0.4	0.4	0.5	0.5

	41.2%	38.8%	39.7%	34.7%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Asia (primarily in China, Hong Kong, Taiwan and Japan)	86.1%	81.9%	83.0%	81.7%
Europe (primarily in Hungary, Germany and Sweden)	2.7	2.5	2.7	2.7
Other	2.3	3.8	2.8	3.7

	91.1%	88.2%	88.5%	88.1%

All of our revenue to date has been denominated in U.S. dollars.

Gross Margin.  Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	licensing and royalty revenue;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs;

•	our ability to create cost advantages through successful integration and convergence;

•	product warranty costs;

•	provisions for excess and obsolete inventories;

•	amortization of purchased intangible assets;

•	stock-based compensation expense; and

•	reversals of unclaimed rebates and warranty reserves.

Net Income (Loss).  Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	required levels of research and development and other operating costs;

•	licensing and royalty revenue;

•	in-process research and development, or IPR&D;

•	litigation costs and insurance recoveries;

•	settlement costs;

•	the loss of interest income resulting from lower average interest rates and expenditures on repurchases of our Class A common stock;

•	amortization of purchased intangible assets;

•	impairment of goodwill and other intangible assets;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	deferral of revenue under multiple-element arrangements;

•	Other-than-temporary impairment of marketable securities and strategic investments;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.

In the three months ended September 30, 2008 our net income was $164.9 million as compared to $27.8 million in the three months ended September 30, 2007, a difference of $137.1 million. This increase in profitability was the direct result of increased gross profit generated from a $348.5 million increase in net revenue, offset in part by a $39.2 million increase in operating expenses. The primary increase in net revenue was the result of strong growth driven by new products and customer ramps for our Bluetooth®, wireless LAN, touch controller and GPS product offerings, and an increase in demand for our digital set-top box and Ethernet switch products. The remaining increase in net revenue included royalty revenue in the amount of $38.0 million and the reversal of rebates in the amount of $10.0 million. Operating expenses increased principally due to (i) an increase in the number of employees engaged in operating activities, (ii) increases in cash compensation levels since September 30, 2007 as a result of our annual merit increase program and (iii) increases in legal expenses.

In the nine months ended September 30, 2008 our net income was $374.0 million as compared to $123.0 million in the nine months ended September 30, 2007, a difference of $251.0 million. This increase in profitability was the direct result of increased gross profit generated from a $782.3 million increase in net revenue, offset in part by a $162.9 million increase in operating expenses. The increase in net revenue was primarily the result of strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS products, and an increase in demand for our digital set-top box, broadband modems, digital TV and high definition DVD applications, Ethernet switch, and broadband network and security processor products. The remaining increase in net revenue included royalty revenue in the amount of $109.2 million and the reversal of rebates in the amount of $36.5 million. Operating expenses increased principally due to an increase in the number of employees engaged in operating activities, and increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. Operating expenses also increased due to (i) an increase in cash compensation levels since September 30, 2007 as a result of our annual merit increase program and (ii) settlement costs of $15.8 million.

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

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to an acquisition made and a pending acquisition disclosed during the nine months ended September 30, 2008.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had four operating segments at September 30, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.

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

All of our operating segments share similar economic characteristics as they have a similar long-term business model, operate at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

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

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable and all customer acceptance requirements have not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income.

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

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

The following table sets forth certain condensed consolidated statements of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007

Net revenue	100.0	%(1)	100.0%	100.0	%(1)	100.0%
Cost of revenue	47.7		49.1	46.9		48.9

Gross profit	52.3		50.9	53.1		51.1
Operating expense:
Research and development	29.2		37.1	31.6		35.8
Selling, general and administrative	11.0		13.1	11.2		13.6
Amortization of purchased intangible assets	—		—	—		—
In-process research and development	—		0.5	0.3		0.6
Impairment of intangible assets	—		—	0.1		—
Settlement costs	—		—	0.4		—
Restructuring costs (reversal)	—		—	—		—

Income from operations	12.1		0.2	9.5		1.1
Interest income, net	1.0		3.3	1.3		3.7
Other expense, net	(0.3)		(0.2)	(0.1)		(0.1)

Income before income taxes	12.8		3.3	10.7		4.7
Provision for income taxes	0.1		0.4	0.1		0.2

Net income	12.7%		2.9%	10.6%		4.5%

(1)	Includes royalties in the amount of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Cost of revenue	0.5%	0.8%	0.5%	0.7%
Research and development	7.2	10.0	7.4	9.6
Selling, general and administrative	2.6	3.9	2.7	3.9

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$1,298,475	(2)	100.0%	$949,959	100.0%	$348,516	36.7%
Cost of revenue(1)	619,459		47.7	465,970	49.1	153,489	32.9

Gross profit	$679,016		52.3%	$483,989	50.9%	$195,027	40.3

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$3,531,616	(2)	100.0%	$2,749,360	100.0%	$782,256	28.5%
Cost of revenue(1)	1,655,218		46.9	1,343,956	48.9	311,262	23.2

Gross profit	$1,876,398		53.1%	$1,405,404	51.1%	$470,994	33.5

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amount of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

Net Revenue.  Our revenue is generated principally by sales of our semiconductor products. Our broadband communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our mobile and wireless products include wireless LAN, cellular, touch controller, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions. Our enterprise networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets.

Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$458,323		35.3%	$361,171	38.0%	$97,152	26.9%
Mobile and wireless	494,429	(1)	38.1	302,892	31.9	191,537	63.2
Enterprise networking	345,723		26.6	285,896	30.1	59,827	20.9

Net revenue	$1,298,475	(1)	100.0%	$949,959	100.0%	$348,516	36.7

(1)	Includes royalties in the amount of $38.0 million in the three months ended September 30, 2008 received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from increased demand for digital set-top box and broadband modem products, and to a lesser extent high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS product offerings, as well as royalty revenue in the amount of $38.0 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switches and transceivers.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$1,281,688		36.3%	$1,058,461	38.5%	$223,227	21.1%
Mobile and wireless	1,267,928	(1)	35.9	843,322	30.7	424,606	50.3
Enterprise networking	982,000		27.8	847,577	30.8	134,423	15.9

Net revenue	$3,531,616	(1)	100.0%	$2,749,360	100.0%	$782,256	28.5

(1)	Includes royalties in the amount of $109.2 million in the nine months ended September 30, 2008 received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for digital set-top box, broadband modem, digital TV and high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS product offerings, as well as royalty revenue in the amount of $109.2 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch, broadband network and security processor product lines.

We recorded rebates to certain customers of $71.1 million and $48.5 million in the three months ended September 30, 2008 and 2007, respectively, and $181.5 million and $157.8 million in the nine months ended September 30, 2008 and 2007, respectively. We account for rebates in accordance with Emerging Issues Task

Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end, or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates in the amount of $10.0 million and $6.5 million in the three months ended September 30, 2008 and 2007, respectively, and $36.5 million and $10.5 million in the nine months ended September 30, 2008 and 2007, respectively.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2008 as compared to the three months ended June 30, 2008:

	Three Months Ended		Three Months Ended
	September 30, 2008		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband communications	$458,323	35.3%	$457,924	38.1%	$399	0.1%
Mobile and wireless(1)	494,429	38.1	414,471	34.5	79,958	19.3
Enterprise networking	345,723	26.6	328,536	27.4	17,187	5.2

Net revenue(1)	$1,298,475	100.0%	$1,200,931	100.0%	$97,544	8.1

(1)	Includes royalties in the amount of $38.0 and $35.6 million in the three months ended September 30, 2008 and June 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

The slight increase in net revenue in our broadband communications target market resulted primarily from an increase in demand for high definition DVD and digital TV products, offset in part by a decrease in demand for our broadband modems and digital set-top box products. The increase in net revenue for our mobile and wireless target market resulted primarily from strong demand for our Bluetooth, wireless LAN and touch controller products. The increase in net revenue from our enterprise networking target market resulted primarily from increased demand for our Ethernet switch products.

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue in the amounts of $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, under this agreement and have recorded a cumulative total of $141.0 million from the commencement of the agreement through September 30, 2008. Royalty revenue is currently expected to be recognized under this agreement through March 31, 2009.

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

The increase in absolute dollars of gross profit in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 resulted primarily from the 36.7% and 28.5% increase in net revenue in the three and nine months ended September 30, 2008, respectively. Gross margin increased from 50.9% in the three months ended September 30, 2007 to 52.3% in the three months ended September 30, 2008. The primary factors that contributed to the increase in gross margin were: (i) royalty revenue in the amount of $38.0 million, (ii) a reversal of warranty reserves of $10.6 million related to warranty costs incurred at a rate less than previously estimated and (iii) a net increase in the reversal of rebates in the amount of $3.5 million related to unclaimed rebates; offset by an increase in excess and obsolete inventory reserves in the amount of $12.3 million due to increased inventory levels. Gross margin increased from 51.1% in the nine months ended September 30, 2007 to 53.1% in the nine months ended September 30, 2008. The primary factors that contributed to the increase in gross margin were: (i) royalty revenue in the amount of $109.2 million, (ii) a reversal of warranty reserves of $10.6 million and (ii) a net increase in the reversal of rebates in the amount of $26.0 million related to unclaimed rebates; offset by an increase in excess and obsolete inventory reserves in the amount of $4.1 million due to increased inventory levels.

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

Research and Development Expense

Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense. Development and design costs consist primarily of costs related to engineering design tools, mask and prototyping costs, testing and subcontracting costs. In addition, we incur other costs related to facilities and equipment expense, among other items.

The following tables present details of research and development expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Increase	%
	Amount	Amount	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$180,058	$151,878	$28,180	18.6%
Stock-based compensation(1)	93,334	94,619	(1,285)	(1.4)
Development and design costs	50,200	57,748	(7,548)	(13.1)
Other	55,687	48,038	7,649	15.9

	$379,279	$352,283	$26,996	7.7

	Nine Months Ended
	September 30,
	2008	2007	Increase	%
	Amount	Amount	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$523,852	$430,623	$93,229	21.6%
Stock-based compensation(1)	262,043	263,882	(1,839)	(0.7)
Development and design costs	165,085	151,106	13,979	9.3
Other	164,022	139,612	24,410	17.5

	$1,115,002	$985,223	$129,779	13.2

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increases in salaries and benefits are primarily attributable to (i) an increase in headcount by 534 personnel (predominantly in the mobile and wireless area) to 5,046 at September 30, 2008, which represents an 11.8% increase from our September 30, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. In the three months ended September 30, 2008 development and design costs decreased due to reduced subcontracting costs. In the nine months ended September 30, 2008, development and design costs such as mask and prototyping costs increased due to the continued transition of certain products to 65 nanometer process technology, offset by reduced subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item included in the above tables is primarily attributable to an increase in our facilities and equipment expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold over 2,900 U.S. and 1,300 foreign patents, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Increase	%
	Amount	Amount	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$54,740	$44,546	$10,194	22.9%
Stock-based compensation(1)	33,328	37,023	(3,695)	(10.0)
Legal and accounting fees	37,544	23,639	13,905	58.8
Other	16,329	19,699	(3,370)	(17.1)

	$141,941	$124,907	$17,034	13.6

	Nine Months Ended
	September 30,
	2008	2007	Increase	%
	Amount	Amount	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$159,976	$128,829	$31,147	24.2%
Stock-based compensation(1)	93,661	106,256	(12,595)	(11.9)
Legal and accounting fees	93,778	80,911	12,867	15.9
Other	48,489	57,417	(8,928)	(15.5)

	$395,904	$373,413	$22,491	6.0

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increases in salaries and benefits are primarily attributable to (i) an increase in headcount by 105 personnel to 1,289 at September 30, 2008, which represents an 8.9% increase from our September 30, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. The remainder of the increase in selling, general and administrative expenses was primarily attributable to an increase in legal and accounting fees. Legal fees consist primarily of attorney’s fees and expenses related to our outstanding intellectual property and securities litigation, patent prosecution and filings, and the consummation of various transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time. The decrease in the Other line item included in the above tables is primarily attributable to a reduction in travel expenses.

We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such director, officer and employee against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements (subject to certain exceptions). The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain insurance policies that may limit our exposure and enable us to recover a portion of our legal fees paid related to our equity award review and related securities litigation and government investigations. However, certain of our insurance carriers have reserved their rights under these policies. In the three months ended September 30, 2008, one of our insurance carriers notified us that it had denied coverage under these policies. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. In the three months ended September 30, 2008 no insurance proceeds were received. From inception of the securities litigation and related government investigations through September 30, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of September 30, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$6,652	$7,214	$18,354	$19,889
Research and development	93,334	94,619	262,043	263,882
Selling, general and administrative	33,328	37,023	93,661	106,256

The amount of unearned stock-based compensation currently estimated to be expensed in the remainder of 2008 through 2012 related to unvested share-based payment awards at September 30, 2008 is $1.085 billion. Of this amount, $130.5 million, $438.7 million, $298.7 million, $174.8 million and $42.5 million are currently estimated to be recorded in the remainder of 2008, and in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years.

The increase in unearned stock-based compensation of $136.7 million to $1.085 billion at September 30, 2008 from the $948.3 million balance at December 31, 2007 was primarily the result of our regular annual employee review program. If there are any modifications or cancellations of the underlying unvested equity awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

During the nine months ended September 30, 2008 we granted options to purchase a total of 6.7 million shares and awarded 17.7 million restricted stock units. We recognize stock-based compensation expense related to those awards over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. We issued an additional 2.0 million shares of our Class A common stock pursuant to our employee stock purchase plan in the nine months ended September 30, 2008. As a result of employee terminations, we cancelled options to purchase 2.9 million shares of our Class A common stock and 1.1 million restricted stock units during the nine months ended September 30, 2008.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenue	$3,935	$3,935	$11,804	$9,551
Operating expense	183	314	550	843

	$4,118	$4,249	$12,354	$10,394

The following table presents details of future amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	Remainder of				2012 and
	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Cost of revenue	$3,935	$15,263	$12,527	$1,022	$—	$32,747
Operating expenses	183	623	600	100	—	1,506

	$4,118	$15,886	$13,127	$1,122	$—	$34,253

In-Process Research and Development

In the nine months ended September 30, 2008 and 2007, we recorded IPR&D of $10.9 million and $15.5 million, respectively, related to our acquisitions of Sunext Design, Inc. in 2008 and LVL7 Systems, Inc, Octalica, Inc. and Global Locate, Inc. in 2007. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Settlement Costs

In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the nine months ended September 30, 2008. The settlement was approved by the United States District Court for the

Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in the nine months ended September 30, 2008. For further discussion of litigation matters, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$12,451	1.0%	$31,443	3.3%	$(18,992)	(60.4)%
Other expense, net	(3,720)	(0.3)	(1,670)	(0.2)	2,050	122.8

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$44,983	1.3%	$101,355	3.7%	$(56,372)	(55.6)%
Other expense, net	(2,987)	(0.1)	(2,437)	(0.1)	550	22.6

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other expense, net, primarily includes recorded gains and losses on strategic investments and other-than-temporary impairments of marketable securities as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The decrease in interest income, net, was the result of the overall decrease in market interest rates and a decrease in our average cash and marketable securities balances. In the three and nine months ended September 30, 2008 we recorded an other-than-temporary impairment of a marketable security in the amount of $1.8 million. In the three and nine months ended September 30, 2008 we recorded impairments of strategic investments in the amounts of $2.5 million and $4.3 million, respectively. Our cash and marketable securities balances decreased from $2.404 billion at December 31, 2007 to $2.288 billion at September 30, 2008, primarily due to repurchases of shares of our Class A common stock. The average interest rates earned for the nine months ended September 30, 2008 and 2007 were 2.66% and 5.21%, respectively.

Provision for Income Taxes

We recorded tax provisions of $1.2 million and $5.1 million for the three and nine months ended September 30, 2008, respectively, and tax provisions of $3.5 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. Our effective tax rates were 0.7% and 1.3% for the three and nine months ended September 30, 2008, respectively, and 11.3% and 3.8% for the three and nine months ended September 30, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended September 30, 2008 and September 30, 2007, domestic losses recorded without income tax benefit for the three and nine months ended September 30, 2007, and tax benefits of $4.4 million and $4.6 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $2.6 million in the three and nine months ended September 30, 2008 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in The Housing Assistance Act of 2008, which was signed into law July 30, 2008.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $5.9 million and $3.3 million, at September 30, 2008 and December 31, 2007, respectively, in accordance with SFAS 109.

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

We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We believe we have met these employment and investment thresholds for prior periods, and that we will continue to meet all requirements for the duration of the tax holidays.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate federal research and development tax credits for the year ended December 31, 2008 resulting in additional tax credit carryovers. We do not expect to record any tax benefit for these credit carryovers in the year ending December 31, 2008 since we expect to continue to have a full valuation allowance on our U.S. deferred tax assets as of December 31, 2008.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents and marketable securities:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)
	(In thousands)

Working capital	$2,301,845	$2,323,716	$(21,871)

Cash and cash equivalents(1)	$1,475,858	$2,186,572	$(710,714)
Short-term marketable securities(1)	770,872	141,728	629,144
Long-term marketable securities	40,905	75,352	(34,447)

	$2,287,635	$2,403,652	$(116,017)

(1)	Included in working capital.

Our working capital, cash and cash equivalents and marketable securities decreased in the nine months ended September 30, 2008 primarily due to repurchases of shares of our Class A common stock and purchases of capital equipment, offset in part by cash provided by operations. See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Nine Months Ended September 30, 2008 and 2007.  Cash and cash equivalents decreased to $1.476 billion at September 30, 2008 from $2.187 billion at December 31, 2007 as a result of cash used in financing (primarily for net purchases of marketable securities) and investing activities (primarily for repurchases of our Class A common stock), offset in part by cash provided by operating activities.

	Nine Months Ended September 30,
	2008	2007(1)
	(In thousands)

Cash provided by operating activities	$772,617	$612,802
Cash used in investing activities	(692,952)	(93,206)
Cash used in financing activities	(790,379)	(640,492)

Net decrease in cash and cash equivalents	$(710,714)	$(120,896)
Cash and cash equivalents at beginning of period	2,186,572	2,158,110

Cash and cash equivalents at end of period	$1,475,858	$2,037,214

(1)	For the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007, we reduced net cash provided by operating activities and decreased net cash used in investing activities by $2.2 million resulting from accretion of marketable securities to conform to the current year presentation.

In the nine months ended September 30, 2008 our operating activities provided $772.6 million in cash. This was primarily the result of $374.0 million in net income and $460.4 million in net non-cash operating expenses, offset in part by $61.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2008 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and impairment of strategic investments and marketable securities. In the nine months ended September 30, 2007 our operating activities provided $612.8 million in cash. This was primarily the result of $123.0 million in net income, $464.7 million in net non-cash operating expenses and $25.1 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2007 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and loss on strategic investments.

Accounts receivable increased $132.0 million from $369.0 million at December 31, 2007 to $501.0 million at September 30, 2008. Our days sales outstanding increased from 32.7 days at December 31, 2007 to 35.1 days at September 30, 2008, driven by an increase in revenue and a variation in revenue linearity. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis.

Inventories increased $91.3 million from $231.3 million at December 31, 2007 to $322.6 million at September 30, 2008 to support higher demand and shorter lead times. Our inventory days on hand increased from 43.1 days at December 31, 2007 to 47.4 days at September 30, 2008. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $693.0 million in the nine months ended September 30, 2008, which was primarily the result of net purchases of marketable securities of $597.6 million, $65.2 million of capital equipment purchases mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design, $20.1 million related to contingent consideration paid to former holders of Global Locate capital stock and other rights for the attainment of certain performance goals by Global Locate, and the purchase of $0.4 million of strategic investments. Investing activities used cash of $93.2 million in the nine months ended September 30, 2007, which was primarily the result of the purchase of $123.3 million of capital equipment to support our operations and the build-out and relocation of our facilities in Irvine, California, $233.3 million net cash paid for the acquisitions of LVL7 Systems, Inc., Octalica, Inc. and Global Locate and other purchased intangible assets, and the net purchase of $3.2 million of strategic investments, offset in part by $252.6 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent Technologies Inc.

Our financing activities used $790.4 million in cash in the nine months ended September 30, 2008, which was primarily the result of $859.8 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in November 2007, offset in part by $69.4 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $640.5 million in cash in the nine months ended September 30, 2007, which was primarily the result of $811.8 million in repurchases of shares of our Class A common stock pursuant to our share repurchase program implemented in February 2007, offset in part by $171.3 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $6.5 million of repurchases of our Class A common stock was not settled in cash as of September 30, 2007.

In November 2007 the Board of Directors authorized a program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. From the commencement of this program through September 30, 2008, we repurchased a total of 43.5 million shares of Class A common stock at a weighted average price of $22.97 per share. As of September 30, 2008 no repurchases remained authorized under this program.

In July 2008 the Board of Directors authorized a new program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of September 30, 2008 no repurchases had been made under this program.

We received reduced proceeds from the exercise of stock options in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options to employees and, in some cases solely restricted stock units, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each employee’s behalf.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	general economic and market conditions, which may impact the level of consumer and information technology spending, which in turn could affect the demand for our products;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the overall levels of sales of our products, royalty revenue and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies, including our proposed acquisition of the digital TV business of AMD;

•	royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2008 and possibly during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements.  At September 30, 2008 we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Investment and Interest Rate Risk

At September 30, 2008 we had $2.288 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We do not use derivative financial instruments. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. With the exception of one impaired investment, at September 30, 2008 all of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies.

A summary of our cash, cash equivalents and short and long-term marketable securities by major security type follows:

	Cash and	Short-Term	Long-Term
	Cash	Marketable	Marketable
	Equivalents	Securities	Securities	Total
	(In thousands)

September 30, 2008
Time deposits	$652,538	$—	$—	$652,538
U.S. Treasury and agency money market funds	446,390	—	—	446,390
Cash	250,260	—	—	250,260
U.S. Treasury and agency obligations	84,695	767,518	40,905	893,118
Commercial paper and corporate bonds	41,975	3,354	—	45,329

	$1,475,858	$770,872	$40,905	$2,287,635

December 31, 2007
Time deposits	$757,157	$—	$—	$757,157
U.S. Treasury and agency money market funds	755,000	—	—	755,000
Cash	44,779	—	—	44,779
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
Institutional money market funds	518,617	—	—	518,617

	$2,186,572	$141,728	$75,352	$2,403,652

We account for our investments in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of income. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities. We recorded an other-than-temporary impairment of a marketable security in the amount of $1.8 million which was recorded as other expense, net, in our unaudited condensed consolidated statement of income in the three months ended September 30, 2008.

Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

Our cash, cash equivalents and short and long-term marketable securities had maturities as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Maturity
Less than one year	$2,246,730	$2,328,300
One to two years	26,890	37,268
Two to three years	14,015	38,084

	$2,287,635	$2,403,652

The fair value of our cash equivalents and marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations as a result of changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value.

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates will negatively impact investment income.

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of the portfolio to U.S. Treasury and other government securities and time deposits, which may negatively impact our investment portfolio, particularly in the form of declining yields.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We experienced slowdowns in orders in the second half of 2006 that we believe were attributable in substantial part to excess inventory held by certain of our customers, and we may experience a similar slowdown in the future. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

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

We expect new product lines to continue to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products, enabling us to benefit from economies of scale and more efficient designs. However, certain of our new products, such as products for the cellular phone market, will likely continue to have lower gross margins than our customary products even after we commence volume production of those products.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products. Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment that will incorporate our product. Our customers may need three to more than nine months to test, evaluate and adopt our product and an additional three to more than twelve months to begin volume production of equipment that incorporates our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, our revenue and financial results could be materially and adversely impacted.

We maintain inventory, or hubbing, arrangements with certain of our customers. Our use of these arrangements increased in the first nine months of 2008 and we expect that trend to continue for the foreseeable future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding product, price, quantity, and when products are shipped to their customers, as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

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

Sales to our five largest customers represented 35.9% and 41.5% of our net revenue in the nine months ended September 30, 2008 and 2007, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

Our operating results for 2006 and prior periods have been materially and adversely impacted as a result of the voluntary review of our past equity award practices reported in January 2007. Our outstanding civil litigation relating to these matters could result in significant costs to us. In addition, any other related action by a governmental agency could result in civil or criminal sanctions against certain of our current and/or former officers, directors and/or employees.

In connection with the voluntary review of our past equity award practices, we restated our financial statements for each of the years ended December 31, 1998 through December 31, 2005, and for the three months ended March 31, 2006. Accordingly, you should not rely on financial information included in the reports on Forms 10-K, 10-Q and 8-K previously filed by Broadcom, the related opinions of our independent registered public accounting firm, or earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007.

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in the nine months ended September 30, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.

As discussed in detail in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Henry Samueli, our then Chairman of the Board and Chief Technical Officer, Mr. David A. Dull, our then Senior Vice President, Business Affairs and General Counsel, and two other former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. We do not know when the SEC action will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the matter against him personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we have continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Samueli pled guilty to making a materially false statement in connection with the SEC’s investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit. We are continuing to cooperate with the U.S. Attorney’s Office in its investigation. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

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

In addition, we rely on independent registered public accounting firms for opinions and consents to maintain current reports under the Exchange Act and to have effective registration statements under the Securities Act of 1933, as amended, or the Securities Act, on file with the SEC, including our outstanding registration statements on Forms S-1 and S-8. The pending arbitration proceedings involving Ernst & Young LLP, or E&Y, our former independent registered public accounting firm, could adversely impact our ability to obtain any necessary consents in the future from E&Y or the ongoing effectiveness of opinions previously rendered by E&Y. In that event, we may be required to have our new independent registered public accounting firm reaudit the affected periods and during such reaudit may not be able to timely file required Exchange Act reports with the SEC or to issue equity, including common stock pursuant to equity awards that comprise a significant portion of our compensation packages, under our outstanding or any new registration statements. Furthermore, as a result of the reaudit, it is possible that additional accounting issues may be identified.

The resolution of the pending investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements has in the past and could continue to result in significant costs and diversion of the attention of management and other key employees. Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. However, certain of our insurance carriers have reserved their rights under these policies. In the three months ended September 30, 2008, one of our insurance carriers notified us that it had denied coverage under these policies. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse all of the expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our Chief Executive Officer, Scott A. McGregor, and senior executives, and our Senior Technical Advisor, Dr. Samueli. We have employment agreements with Mr. McGregor and Eric K. Brandt, our Senior Vice President and Chief Financial Officer; however the agreements do not govern the length of their service with Broadcom. We do not have employment agreements with any other executives, or any other key employees, although we do have limited change in control severance benefit arrangements in place with certain executives. The loss of the services of Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 2,900 U.S. and 1,300 foreign patents and have filed more than 7,600 additional U.S. and foreign patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2008, we acquired 38 companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,580 full-time, contract and temporary employees as of December 31, 2002 to 6,853 full-time, contract and temporary employees as of September 30, 2008. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 39.7% of our net revenue in the nine months ended September 30, 2008 was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 88.5% of our net revenue in the nine months ended September 30, 2008. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to and report on Broadcom’s internal control over financial reporting.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2002 our Class A common stock has traded at prices as low as $6.35 and as high as $50.00 per share. Recently we have experienced a substantial decline in the market price of our Class A common stock. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

As of September 30, 2008 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.2% of our outstanding common stock and held 57.6% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2008 our two founders, Dr. Henry T. Nicholas III and Dr. Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 12.3% of our outstanding common stock and held 57.3% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In the three months ended September 30, 2008, we issued an aggregate of 3.2 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

In November 2007 the Board of Directors authorized a program to repurchase shares of our Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. From commencement of that program through September 30, 2008, we repurchased a total of 43.5 million shares of

Class A common stock at a weighted average price of $22.97 per share. As of September 30, 2008 no repurchases remained authorized under this program.

Repurchases under our share repurchase programs were and will continue to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our repurchases during the three months ended September 30, 2008:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	that may yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

July 2008	86	$26.69	86
August 2008	—	—	—
September 2008	—	—	—

Total	86	$26.69	86	$—

In July 2008 the Board of Directors authorized a new program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion depending on market conditions and other factors. Repurchases under this program may be made at any time and from time to time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of September 30, 2008 no repurchases had been made under this program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The 2009 Annual Meeting of Shareholders, or the 2009 Annual Meeting, will be held May 14, 2009, a date that is more than 30 days prior to the anniversary of the 2008 Annual Meeting of Shareholders. The dates by which shareholders may submit proposals for the 2009 Annual Meeting remain unchanged from the dates set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, as filed with the SEC April 29, 2008.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number		Description

2	.1†	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008.
10	.1†	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant.
10	.2†	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant.
10	.3*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers participating in the Special RSU Program.
10	.4*	Second Amendment dated August 12, 2008 to Letter Agreement between the registrant and Scott A. McGregor.
10	.5*	Amendment dated August 12, 2008 to Letter Agreement between the registrant and Eric K. Brandt.
10	.6*	Form of Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and each of the following executive officers: Thomas F. Lagatta and Vahid Manian.
10	.7*	Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Robert L. Tirva.
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

The representations, warranties and covenants of Broadcom and AMD set forth in the asset purchase and intellectual property license agreements filed herewith have been made solely for the benefit of the other party or parties to those agreements. Investors are not third-party beneficiaries of any of these agreements. The representations, warranties and covenants in these agreements (a) may be subject to limitations and exceptions, and may be qualified or modified by disclosures, set forth in confidential disclosure schedules delivered by the parties in connection with these agreements or in schedules and exhibits for which the parties have requested confidential treatment from the SEC; (b) may be qualified by materiality, under materiality standards that differ from what investors may view as material, or may be qualified by knowledge or other limitations; (c) were made only as of the date of the agreements (or another date specified in the agreements); and (d) may have been included in the agreements for the purpose of allocating risks and obligations as between Broadcom and AMD rather than to establish matters as facts. The agreements are included with this filing to provide investors with information regarding their terms, and not to provide investors with any other factual information regarding the parties or their respective businesses, assets or liabilities. Accordingly, investors should not rely on the representations, warranties or covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Broadcom or AMD or the assets, liabilities or businesses described in the agreements. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements, and such information may or may not be fully reflected in the public disclosures of Broadcom or AMD.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Eric K. Brandt
Eric K. Brandt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Robert L. Tirva
Robert L. Tirva
Vice President and
Corporate Controller
(Principal Accounting Officer)

October 22, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2	.1†	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008.
10	.1†	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant.
10	.2†	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant.
10	.3*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers participating in the Special RSU Program.
10	.4*	Second Amendment dated August 12, 2008 to Letter Agreement between the registrant and Scott A. McGregor.
10	.5*	Amendment dated August 12, 2008 to Letter Agreement between the registrant and Eric K. Brandt.
10	.6*	Form of Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and each of the following executive officers: Thomas F. Lagatta and Vahid Manian.
10	.7*	Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Robert L. Tirva.
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

The representations, warranties and covenants of Broadcom and AMD set forth in the asset purchase and intellectual property license agreements filed herewith have been made solely for the benefit of the other party or parties to those agreements. Investors are not third-party beneficiaries of any of these agreements. The representations, warranties and covenants in these agreements (a) may be subject to limitations and exceptions, and may be qualified or modified by disclosures, set forth in confidential disclosure schedules delivered by the parties in connection with these agreements or in schedules and exhibits for which the parties have requested confidential treatment from the SEC; (b) may be qualified by materiality, under materiality standards that differ from what investors may view as material, or may be qualified by knowledge or other limitations; (c) were made only as of the date of the agreements (or another date specified in the agreements); and (d) may have been included in the agreements for the purpose of allocating risks and obligations as between Broadcom and AMD rather than to establish matters as facts. The agreements are included with this filing to provide investors with information regarding their terms, and not to provide investors with any other factual information regarding the parties or their respective businesses, assets or liabilities. Accordingly, investors should not rely on the representations, warranties or covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Broadcom or AMD or the assets, liabilities or businesses described in the agreements. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements, and such information may or may not be fully reflected in the public disclosures of Broadcom or AMD.

*	Indicates management contract or compensatory plan or arrangement.