Form 10-K
period 2008-12-31
BROADCOM CORP
filed 2009-02-04
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.1 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2008 there were 426.1 million shares of Class A common stock and 62.9 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Shareholders to be filed on or before April 3, 2009.

Broadcom®, the pulse logo, Blutonium®, BroadVoice®, CryptoNetX®, InConcert®, NetXtreme®, NetXtreme II®, StrataSwitch®, StrataXGS®, Videocore®, CellAiritytm, PhyRtm, ROBOswitch-plustm, and ROBO-HStm are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2009 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	39
Item 2.	Properties	39
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	76
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9A(T).	Controls and Procedures	80
Item 9B.	Other Information	80

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accounting Fees and Services	81

PART IV
Item 15.	Exhibits, Financial Statement Schedules	82
EX-10.3
EX-10.11
EX-10.17
EX-10.20
EX-10.21
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.28
EX-10.29
EX-10.30
EX-10.32
EX-10.33
EX-10.43
EX-10.49
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that current economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income tax returns on our results of operations; the level of accrued rebates; and our plans to implement cost saving measures. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides the industry’s broadest portfolio of state-of-the-art system-on-a-chip (SoC) and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.

Broadcom was incorporated in California in August 1991. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Please note that financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and have been superseded in their entirety by the information in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, or the 2005 Form 10-K/A, and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed January 23, 2007. All references in this Report to financial information for the year 2005 and prior years are to the information contained in the 2005 Form 10-K/A.

Our Class A common stock trades on the Nasdaq Global Select Marketsm under the symbol BRCM.

Industry Environment and Our Business

Over the past two decades communications technologies have evolved dramatically in response to the proliferation of the Internet, ubiquitous wireless and mobile networks, and the emergence of new data-intensive computing and communications applications. These applications include, among others, high-speed Internet web browsing, wireless networking, high definition television and DVD players, VoIP-enabled products, sophisticated Ethernet based corporate networks, portable media players, mobile TV and gaming platforms, cellular handsets that act as a camera or camcorder, handle e-mail and surf the Internet, and other wired and wireless-enabled consumer electronics and peripherals. This evolution has also changed the ways in which we communicate. Consumers and businesses continue to seek faster, more cost-effective ways to receive and transmit voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We can now access and communicate information via wired and wireless networks through a variety of electronic devices, including personal desktop and notebook computers, digital cable and satellite set-top boxes, high definition televisions, handheld computing devices such as personal digital assistants, or PDAs, and cellular phones. These applications and devices require increasingly higher processing speeds and information transfer rates within the computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing wired and wireless communications markets, and has created the need for new generations of integrated circuits. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions, and processing and storing data. Today nearly all electronic products use integrated circuits, which are essential components of personal computers, wired and wireless voice and data communications devices, networking products and home entertainment equipment.

The broadband transmission of digital information over wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as complex signal processing, converting digital data to and from analog signals, and switching and routing of packets of information over Internet Protocol, or IP, -based networks. Solutions that are based on multiple separate analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s communications markets. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog, digital, and in many cases radio frequency functions onto a single integrated circuit (an SoC), and can be manufactured in high volumes using cost-effective process technologies.

Target Markets and Broadcom® Products

We design, develop and supply a diverse portfolio of products. Our semiconductor and software solutions are used globally by leading manufacturers and are embedded in an array of products for three primary target markets, as reflected in the table below:

Target Market	Products Incorporating Our Solutions	Broadcom Solutions

Broadband Communications (37.0% of 2008 net revenue)	Broadband (cable and DSL) modems and residential gateways
Cable modem termination systems and
 central office DSL applications
Cable, satellite and IP set-top boxes,
 media servers and digital converters
 supporting the FCC’s converter box
 program
High definition digital TVs
High definition Blu-ray Disc® players
 and recorders
Personal video recorders	Cable modem SoCs
MPEG/AVC/VC-1 encoders and
 transcoders
xDSL and cable modem customer
 premises equipment and central office
 solutions
Digital cable, DBS and IP set-top box
 integrated receiver demodulators
HDTV and SDTV SoCs
Blu-ray Disc SoCs

Enterprise Networking (27.0% of 2008 net revenue)	Servers
Workstations
Desktop and notebook computers
Service provider metro equipment
3G/4G wireless infrastructures and
 wireless access points
Switches, hubs and routers
Network interface cards
LAN on motherboard applications
Optical networks and dense wave division
 multiplexing applications
Virtual private networks and security
	appliances	Ethernet transceivers Ethernet controllers Ethernet switches Optical PHYs and transceivers Security processors and adapters Broadband processors

Mobile & Wireless (36.0% of 2008 net revenue)	Wireless-enabled laptop and desktop
 computers
Home broadband gateways
Printers
VoIP phones
Handheld media devices
Mobile Internet devices and ultra-mobile
 PCs
Advanced PDAs
Cellular phones and smartphones
Personal navigation devices
TV enabled portable devices
Home gaming systems
Home entertainment systems	Wi-Fi® SoCs
Bluetooth® SoCs
Wireless combination chips
GPS SoCs
Mobile multimedia processors
Mobile applications processors
Mobile power management devices
VoIP solutions
GSM, GPRS, EDGE, UMTS and
 HSDPA baseband solutions
Mobile TV SoCs

As described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we operate in one reportable operating segment, wired and wireless broadband communications.

Over the last two years we have introduced a number of products designed in the 65 nanometer complementary metal oxide semiconductor, or CMOS, process, which is currently the most advanced lithographic node for manufacturing semiconductors in large volumes. It provides significant benefits over the 90 nanometer and 130 nanometer processes by enabling lower power consumption, smaller size, higher yields and higher levels of integration. With the depth and breadth of our advanced portfolio of market proven IP, we are able to drive innovative new products to market and differentiate our solutions from the competition using the advanced 65 nanometer process.

The following is a brief description of each of our target markets and the SoC and software solutions that we provide for each market.

Broadband Communications

We offer manufacturers a range of broadband communications and consumer electronics SoC solutions that enable voice, video, data and multimedia services over residential wired and wireless networks. These highly integrated silicon solutions continue to enable the most advanced system solutions, which include broadband modems and residential gateways, digital cable, satellite and IP set-top boxes, or STBs, and media servers, high definition digital television, Blu-ray Disc players and recorders, and personal video recorders. Net revenue from our broadband communications target market represented 37.0%, 37.4% and 37.8% of our total net revenue in 2008, 2007 and 2006, respectively.

Broadband Modems and Residential Gateways

Cable Modems and Residential Gateways.  Cable modems provide consumers and businesses high-speed Internet access through a cable television network, as compared to earlier dial-up modems that provided online access through the telephone system. Although cable networks were originally established to deliver television programming to subscribers’ homes, cable television operators have generally upgraded their systems to support two-way communications through the use of cable modems. An additional device called a cable modem termination system, or CMTS, located at a local cable provider’s network hub, communicates to cable modems in subscribers’ homes and controls access to the network.

The high speeds of today’s cable modems can enable an entirely new generation of multimedia-rich content over the Internet that allows cable operators to expand their traditional video product offerings to include data and telephone services. The adoption of cable modem services and the continued proliferation of homes with multiple PCs have also generated the need for residential networking. Cable television operators have recognized the opportunity to include this feature in the equipment they utilize for cable modem services through either existing home wiring or wireless solutions.

We offer integrated semiconductor solutions for cable modems and CMTS equipment, with an extensive product offering for the high-speed, two-way transmission of voice, video, data and multimedia services to residential customers. Our newest cable modem SoCs support ultra high-speed data services, reduce the time required to download video for video-on-demand services, and enable the delivery of IP video content. Our complete system-level solutions include integrated circuits, reference design hardware and a full software suite to support our customers’ needs and accelerate their time to market.

The levels of integration and performance that we continue to achieve in our cable modem SoCs are reducing the cost and size of the cable modems themselves, while providing consumers with easy-to-use features and seamless integration to other transmission media. As a result, cable modem functionality is evolving into a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. We also offer residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity.

DSL.  Digital subscriber line technologies, commonly known as DSL, represent a family of broadband solutions that use a greater range of frequencies over existing telephone lines than traditional telephone services. This provides greater bandwidth to send and receive information. DSL has a number of standards or line codes used worldwide and we support all of them, such as asymmetric DSL, or ADSL, ADSL2, ADSL2+ and very-high-speed DSL, or VDSL.

We provide end-to-end DSL technology, with solutions designed for both customer premises equipment, or CPE, and central office applications. Our DSL solutions enable local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, VoIP, video teleconferencing and IP data business services, over existing telephone lines. For CPE applications, we provide products that address the wide variety of local area network connectivity options, including Ethernet, USB-powered solutions, VoIP-enabled access devices and wireless access points with multiple Ethernet ports. These solutions provide a fully scalable architecture to address emerging value-added services such as in-home voice and video distribution. Our central office solutions enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL connections that can be supported within telecommunication companies’ tight heat, power and space constraints. We also provide the inter-networking software that is enabling DSLAM technology to transition from Asynchronous Transfer Mode to Internet Protocol.

Digital Cable, Direct Broadcast Satellite and IP Set-Top Boxes

The last decade has seen rapid growth in the quantity and diversity of television programming. In an effort to increase the number of channels available to viewers, various service providers now offer digital TV programming, including cable operators, satellite operators and traditional telephone companies, which recently began offering digital TV services by using the same high-speed connections that bring telephone customers broadband Internet access. In addition to offering more TV channels, these operators have begun differentiating their services by providing more high definition programming, personal video recording services, high quality 2D/3D program guides and the ability to view and stream Internet content. To take advantage of all of these capabilities, viewers need a set-top box in the home to process these functions and distribute them to their TVs and other set-top boxes within the home.

Cable-TV Set-Top Box Solutions.  We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated SoCs give manufacturers a broad range of features and capabilities for building standard digital cable-TV STBs for digital video broadcasting, as well as high-end interactive set-top boxes. Our cable-TV set-top box silicon consists of front-end transceivers with media access controller, or MAC, functions, single-chip cable modems, advanced 2D/3D graphics video encoders and MPEG decoders, radio frequency television tuners based on CMOS process technology, and digital visual interface chipsets. These cable-TV set-top box chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution.

We also provide a comprehensive silicon platform for high-end interactive set-top boxes, supporting the simultaneous viewing of television programming with Internet content capability. This capability offers consumers a true interactive environment, allowing them to access Internet content while watching television. By adding our home networking and VoIP technologies, these set-top boxes can also support the functions of a residential broadband gateway for receiving and distributing digital voice and data services throughout the home, over either wired or wireless networks. In addition, our set-top box SoCs incorporate PVR functionality, which allows viewers to watch and record multiple programs.

DBS Solutions.  By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also developed comprehensive direct broadcast satellite, or DBS, solutions. These products include an advanced, high definition video graphics subsystem, which drives the audio, video and graphic interfaces in DBS set-top boxes and provides multi-stream control to support PVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for set-top boxes, including 65 nanometer receivers that incorporate PVR functionality, and an advanced modulation system to increase satellite capacity; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV.

To meet the needs of the expanding broadband satellite market, we have also developed a complete satellite system solution that enables DBS providers to cost effectively deploy two-way broadband satellite services to provide Internet access via satellite. This solution includes an advanced modulation digital satellite receiver, a digital satellite tuner/receiver and a high performance broadband gateway modem, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.

IP Set-Top Box Solutions.  Broadcom provides a family of advanced video compression, high definition SoC solutions for IP set-top boxes. These solutions include high definition video decoder/audio processor chips and a dual channel high definition and personal video recorder chip. We also offer an advanced IPTV platform based on our solution for next generation STBs and Microsoft’s Mediaroomtm. This platform will enable service providers and equipment manufacturers to offer a range of new services and features such as multi-room digital video recording, high performance user interfaces, and photo and music sharing. Additionally, we offer encoder/transcoder SoCs that allow non-compatible video and audio content to be shared and transferred in real-time across several classes of consumer devices to and from the PC.

Digital Television

The Federal Communications Commission, or FCC, has stated that traditional terrestrial broadcast stations will be required to only broadcast in digital format. Currently, the FCC is targeting the first half of 2009 for this mandated digital conversion that will ultimately require all television sets that are 13 inches or larger, DVD players and video cassette recorders to incorporate an HDTV receiver. We believe this conversion to digital broadcasting will create demand for new digital cable and satellite set-top boxes and digital television, or DTV, receivers. TV manufacturers also plan to incorporate digital cable-ready capabilities into television sets for the North American market by integrating today’s cable set-top box functionality directly into TV sets.

We offer a complete digital television receiver system targeted at the National Telecommunications and Information Administration’s digital-to-analog converter box program. The program, which is part of the FCC initiative, includes a budget that will be used to assist U.S. households in making an affordable transition from existing analog television sets to digital by providing coupons to households to defray the cost of digital TV converter boxes. As a result, we have introduced a turnkey digital television-on-a-chip and associated software to enable these digital-to-analog converter boxes, extending the lives of analog-only TVs.

Capitalizing on the FCC HDTV mandate, as well as on our extensive cable-TV set-top box technology portfolio, we have also developed a highly integrated DTV SoC that, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete platform for the delivery of HDTV. Our integrated HDTV solution allows DTV manufacturers to develop digital cable-ready TVs that connect directly to the North American cable infrastructure without the need for an external set-top box.

In 2008 we acquired the DTV business of Advanced Micro Devices, Inc., or AMD, enabling us to rapidly extend our DTV offerings to include a complete product line that covers all DTV markets, ranging from low-end value and mid-range quality to high-end interactive platforms and panel processors. Initial DTV solutions developed through the integration of this acquisition with our existing technology include (1) a complete advanced video coding, or AVC, connected TV platform that allows viewers to customize their TV viewing experience, and provides new options for accessing video content, and (2) a complete turnkey platform that integrates the customer application ready design reference platform, allowing TV manufacturers to customize both hardware and software designs for differentiating products based on the user interface and visual look-and-feel, while accelerating their time to market.

Broadcom also supports the Digital Living Network AllianceSM, or DLNA®, technology that allows users to share and access digital media easily across a variety of wired and wireless connectivity technologies, such as Multimedia over Coax Alliance, or MoCA®, Wi-Fi and Ethernet. Support of DLNA allows consumers to easily share and stream digital content (including DVR recordings, music, photos and videos) between consumer electronics devices, mobile handsets, set-top boxes and PCs anywhere throughout their homes.

High Definition Blu-ray Disc Players

The Blu-ray Disc player market is currently undergoing a transition as a result of the increased adoption of HDTV sets by consumers and the advent of advanced video compression technologies. These trends have led television broadcasters and movie studios to begin offering more high definition video content. In turn, consumer electronics manufacturers have begun offering high definition Blu-ray Disc players and recorders, with substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with high resolution HDTV content.

Our Blu-ray Disc SoC has become the prevalent technology for Blu-ray Disc playback, offering HD video playback at 1080p resolution, picture-in-picture video support, HD multi-channel audio, and world class BD-Java performance for full support of BD-Live functionality. Integrated security and streaming features have enabled manufacturers to deploy a new class of Blu-ray Disc players that feature Internet-based streaming media playback capabilities. We also offer a reference design for the development of Blu-ray Disc media players that includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that affords our customers a wide range of integration options.

Enterprise Networking

We design and develop complete silicon and software solutions for service provider, data center, enterprise and small-to-medium business, or SMB, networks. Our solutions leverage industry-proven Ethernet technology to promote faster, ‘greener’ and more cost-efficient transport and processing of voice, video, data and multimedia across both wired and wireless networks. Broadcom solutions enable a network infrastucture that is scalable, secure and easy to manage. Our products are found in a wide variety of networking equipment including Ethernet switches, routers and gateways, security appliances, DSLAMs, 3G/4G wireless backhaul equipment, cable and VoIP hardware, desktop and notebook computers, servers and storage appliances, and network-attached printers. Net revenue from our enterprise networking target market represented 27.0%, 30.2% and 32.2% of our total net revenue in 2008, 2007 and 2006, respectively.

Local Area Networking

Local area networks, or LANs, consist of various types of equipment, such as servers, workstations and desktop and notebook computers, interconnected by copper, fiber or coaxial cables utilizing a common networking protocol, generally the Ethernet protocol. Ethernet can scale in speeds ranging from 10 Megabits per second, or Mbps, to 10 Gigabits per second, or Gbps, providing both the bandwidth and scalability required in today’s dynamic networking environment.

As the volume and complexity of network traffic continues to increase, communication bottlenecks have developed in corporate LANs. As a result, technologies such as Gigabit Ethernet, or GbE, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet, or 10GbE, standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which supports data transfer rates of up to 100 Mbps.

Gigabit Ethernet has emerged as the predominant networking technology for desktop and notebook computers, and we expect server and backbone connections to continue to migrate to the newer 10 Gigabit Ethernet standard. Convergence around the 10GbE standard will allow massive data flow from remote storage sites across the country over metropolitan area networks, or MANs, and into corporate LANs, without unnecessary delays, costly buffering for speed mismatches or latency, or breaks in the quality of service.

Our complete line of highly integrated, low power SoC solutions includes Ethernet transceivers, controllers and switches for servers, workstations, desktop and notebook computers, VoIP phones, switches and routers, wireless access points and network infrastructure products. These solutions enable users to share Internet access, exchange graphics and video presentations, utilize VoIP and video conferencing services, and share peripheral equipment, such as printers and scanners. In addition, we incorporate intelligent networking functionality into our devices, enabling system vendors to deploy quality of service features and applications, found typically in the core of the network, to every corporate desktop.

Ethernet Transceivers.  Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions. Our product line offers a variety of single port and multi-port products ranging from 10 Mbps up to 10 Gbps speeds. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. These Ethernet transceivers are driving the market towards lower power and smaller footprints, making it easier and less expensive to build Ethernet network interface cards, or NICs, switches, hubs and routers, and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations.

Gigabit Ethernet Controllers.  Built upon multiple generations of Ethernet media access controller technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnections, or PCI®, PCI-X® and PCI Express® local bus interfaces, for use in NIC and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and notebook computers. These devices incorporate an integrated Gigabit Ethernet PHY transceiver and are provided with an advanced software suite available for a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables customers to run advanced management software in firmware so they can remotely upgrade it through simple downloads. The entire NetXtreme controller family incorporates security features, including integrated Trusted Platform Module, or TPM, functionality, to enable PC manufacturers to offer hardware-based security as a standard feature on enterprise client personal computers.

Our NetXtreme II® family of Ethernet controllers consists of converged network interface controllers, or C-NICs, which are designed to improve server performance by integrating a TCP/IP offload engine, remote direct memory access, iSCSI storage and remote management. NetXtreme II controllers simultaneously perform storage networking, high performance clustering, accelerated data networking and remote system management pass-through functions. Our NetXtreme II controller portfolio ranges from 1 Gigabit Ethernet to 10 Gigabit Ethernet solutions.

Ethernet Switches.  We offer a broad switch-on-a-chip product line ranging from low cost, unmanaged and managed, Layer 2 to high-end managed, Layer 3 through Layer 7 enterprise class switch chips. We also offer high-end metro Ethernet scalable switch solutions with applications that include Carrier Ethernet switches and routers, next generation transport equipment, synchronous optical network/synchronous digital hierarchy, or SONET/SDH, telecommunications equipment and Ethernet access equipment. Our Carrier Ethernet switch portfolio offers a broad feature set that enables carrier/service provider networks to support a large number of high value services such as VoIP, IPTV, video-on-demand, HDTV and Internet gaming. In addition, we provide networking software that enables communications system manufacturers to reduce development costs and deliver IP/Ethernet products to market faster.

For SMB applications, our ROBOswitch-plustm product family consists of Layer 2+ Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations. In 2008 we introduced a family of 65 nanometer GbE switches for this market with full Layer 2 switching to address the feature set and port density requirement of today’s SMB networks. The entire family is designed to support lower power modes and comply with industry standards while utilizing packaging materials free of lead and other harmful toxins creating truly ‘green’ products for the SMB market. To address multi-tenant unit and multi-dwelling unit applications, we also offer a family of Layer 2 managed switches that are designed specifically for the service provider market in Asia to address Internet connectivity and the delivery of high bandwidth content, such as multimedia, to densely populated residential and commercial buildings. Our highly integrated family of switch products combines the switching fabric, MACs, Fast Ethernet and Gigabit Ethernet transceivers, media independent interface and packet buffer memory in single-chip solutions. These chips enable manufacturers to develop multiple switch design options that combine plug-and-play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the SMB market.

For enterprise applications, our StrataXGS® product family provides the multi-layer switching capabilities of our earlier StrataSwitch® II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. Our newest StrataXGS 4 family of single-chip switches enables the scalability necessary for data center 3.0 applications, the security required for enterprise networks, and the protocols and quality of service needed to implement next generation service provider networks. We also provide StrataXGS HiGigtm high-density switch fabric that provides one-half a terabit of packet switching capacity on a single chip that can scale to multi-terabits of capacity on a single backplane. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video, data and multimedia at high speeds over existing corporate networks. The StrataXGS family also enables advanced network management capabilities in the switching infrastructure to track data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP.

Metropolitan and Wide Area Networking

To address the increasing volume of data traffic emanating from the growing number of broadband connections in homes and businesses, MANs, and wide area networks, or WANs, need to evolve at both the transport and switching layers. We believe that the CMOS fabrication process will be a key technology in this evolution by enabling the development of smaller optical modules and system components that reduce cost and power consumption and integrate greater functionality.

Optical communications components are a natural extension of our large portfolio of high-speed LAN chips, and allow us to provide end-to-end semiconductor solutions across the WAN, MAN and LAN to increase the performance, intelligence and cost effectiveness of broadband communications networks. We offer a portfolio of CMOS OC-48 and OC-192 transceiver and forward error correction solutions, chips for synchronous optical networks and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10GbE applications. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive solutions.

Security Processors and Adapters

To secure corporate networks from intrusive attacks and provide for secure communications among corporate sites and remote users, networking equipment will include technology to establish virtual private networks, or VPNs, and will use Internet Protocol security, or IPsec, protocol. In addition to VPNs, secure socket layer, or SSL, is used to secure sensitive information among users and service providers for e-commerce applications. Personal authentication has also become a part of daily life as people need to present “credentials” to prove their identity and gain access to a place or thing, such as a corporate network, or to engage in financial transactions. While enabling unprecedented levels of convenience, digital transactions inherently expose individuals and companies to a greater risk of identity theft and invasion of privacy.

Our SSL family of CryptoNetX® high-speed security processors and adapters for enterprise networks is enabling companies to guard against Internet attacks without compromising the speed and performance of their networks. These processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps. This architecture is being deployed across all of our product lines, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications as well as to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications.

In 2008 we introduced a new family of secure applications processors for use in PC and desktop solutions and point of sale devices. These new security solutions integrate an on-chip ‘vault’ architecture that houses the credentials and processes all secure transactions rather than running secure applications on the main system processor, which is at greater risk of tampering and theft.

Broadband Processors

Broadband processors are high performance SoCs that enable high-speed computations to identify, optimize and control the flow of data within the broadband network. The continued growth of IP traffic, coupled with the increasing demand for new and improved services and applications such as security, high-speed access and quality of service, is placing additional processing demands on next generation networking and communications infrastructures. In the enterprise and data center markets, server and storage applications require high computational performance to support complex protocol conversions and services such as virtualization. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, networks and mobile infrastructure equipment must also be able to support higher bandwidth rates utilizing low power resource levels.

Leveraging our expertise in large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next generation networks. This family of processors delivers four key features essential for today’s embedded broadband network processors: very high performance, low power dissipation, high integration of network-centric functions, and programmability based on an industry-standard instruction set architecture. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed.

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

Mobile & Wireless

Broadcom’s mobile and wireless products allow manufacturers to develop leading-edge devices that enable end-to-end wireless connectivity at home, at work and on-the-go. Products in this area include solutions in every major wireless market segment including wireless local area networking, personal area networking, location technologies, and a comprehensive range of mobile technologies. This portfolio of mobile and wireless products enables a broad range of portable devices including cellular handsets, personal navigation devices, mobile TV products, portable media players, gaming platforms and other wireless-enabled consumer electronics and peripherals, such as home gateways, printers, VoIP phones, home entertainment systems and notebook computers. Net revenue from our mobile and wireless target market, our fastest growing business, represented 36.0%, 32.4% and 30.0% of our total net revenue in 2008, 2007 and 2006, respectively.

Wireless Local Area Networking

Wireless local area networking, also known as WLAN or Wi-Fi networking, allows devices on a local area network to communicate with each other without the use of any cables or wires. It adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home and office. Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as printers, digital cameras, gaming devices, PDAs, cellular phones and broadband modems.

We offer a family of high performance, low power Wi-Fi chipsets that supports all of the current Wi-Fi standards, IEEE 802.11a, 802.11b and 802.11g, as well as the latest draft standard, 802.11n. Delivering up to eight times the throughput and up to four times the range of 802.11g, our 802.11n chipsets enable us to serve a new demand for the transfer of HD content between devices and throughout the home. Our entire family of wireless LAN chips consists of all-CMOS solutions that offer advanced security features and are capable of self-calibration based on usage temperatures and other environmental conditions.

Wireless Personal Area Networking

The Bluetooth short-range wireless networking standard is a low power wire replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, smartphones, headsets and consumer electronics. Wireless Bluetooth connectivity enables personal area networking, or PAN, at speeds up to 3 Mbps, and can cover distances up to 100 meters. This short-range wireless technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless audio connections to cellular phones, as well as wireless mouse and keyboard applications.

We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, wireless headphones and headsets, digital televisions, peripherals, gaming and other applications. Our Blutonium® family of single-chip Bluetooth devices and software applications and protocol stacks provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our highly integrated Bluetooth solutions are designed in standard CMOS process technology, offering smaller sizes and lower power consumption while reducing manufacturing costs. In addition, we have developed InConcert® coexistence technology to allow products enabled with multiple wireless technologies such as our Wi-Fi, GPS and Bluetooth to collaboratively coexist and maximize throughput and performance.

Wireless Combination Chips

Consumers are increasingly expecting their portable media devices to be able to seamlessly communicate with other devices, such as TVs, PCs, printers, remote speakers, headsets and car stereos, utilizing a wide variety of wireless technologies. At the same time, our customers are continually seeking to lower their costs, extend the battery life of their devices and bring new products to market quickly. To meet these demands, Broadcom has developed a family of combination, or combo, solutions that integrate multiple discrete wireless technologies into a single-chip solution. For example, we offer combo solutions that integrate a complete Bluetooth system (radio and baseband), Wi-Fi radio and baseband and a high performance FM stereo radio receiver into a single chip. With these combo chips, makers of multimedia cell phones and digital media players enabled with Bluetooth can conveniently add Wi-Fi and FM radio functionality to their products while maintaining optimal power, size and cost. In addition, we offer combo chips that combine our Bluetooth and FM technologies onto a single silicon die.

Cellular Technology

The cellular handset is transitioning from a pure voice device to a broadband multimedia gateway. Products emerging from this transition will allow end users to wirelessly download e-mail, view web pages, stream audio and video, play games and conduct videoconferences with cellular phones, smartphones, notebook computers and other mobile devices.

The international Global System for Mobile Communication, or GSM, standard is currently the most popular standard for cellular mobile communications. Enhanced data communications standards derived from GSM include General Packet Radio Services, or GPRS, Enhanced Data Rates for GSM Evolution, or EDGE, and Universal Mobile Telecommunications System, or UMTS. UMTS technologies, including Wideband Code Division Multiple Access, or WCDMA, and High Speed Packet Access, or HSPA, are typically referred to as 3G technologies. These standards have extended GSM to enable “always on” Internet applications and more efficient data transport with higher transmission rates and better network utilization for a new generation of data services such as Internet browsing, 3D gaming and multimedia messaging with rich graphics and audio content.

We develop and market GSM, GPRS, EDGE and UMTS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and smartphones. Our CellAiritytm cellular platform includes baseband processor solutions, which integrate both mixed signal and digital functions into a single chip, such as our single-chip HSPA processor ‘phone-on-a-chip’ solution that enables manufacturers to build next generation 3G phones with breakthrough features, sleek form factors and an extended battery life. In conjunction with our CellAirity hardware solution, we offer full software solutions for a variety of operating systems to enable complete phone designs by our customers.

Global Positioning Systems

The demand for GPS technology has grown dramatically as evidenced by the increasing deployment of GPS in mobile phones and personal navigation devices. Broadcom offers standalone global positioning system, or GPS, and assisted-global positioning system, or A-GPS, semiconductor products and software. We also maintain a worldwide GPS reference network that provides assistance data to A-GPS-equipped chips via wireless transport including cellular data channels (GPRS or 3G) and Wi-Fi, boosting performance and reducing the time required to determine a location by up to 100 times. Combining our GPS technology with our leading Bluetooth, Wi-Fi, cellular and other mobile technologies allows leading cellular handset and personal navigation device makers to obtain all of the key wireless connectivity solutions that add significant value to mobile devices and smartphone products from a single source: Broadcom.

Mobile Multimedia Processors

Multimedia has become increasingly prevalent in handheld devices such as cellular phones and portable media players. To support new multimedia features including imaging, graphics, camera image capture, audio capture, music playback, music streaming, video streaming, video capture, gaming, mobile TV, and more, Broadcom offers a line of video and multimedia processors based on a low power, high performance architecture referred to as VideoCore®.

Unlike hard-wired processor cores, VideoCore processors are built to provide customers the benefit of software flexibility and programmability, supporting a wide variety of standard and non-standard software and codecs. Providing the base codecs to our key customers allows them to rapidly develop next generation products while maintaining backwards compatibility with applications software. Because the programmable architecture of our mobile multimedia processors enables a complete range of multimedia functions to be executed in software, the system designer can quickly move to production without the costly overhead and time to market uncertainty of hardware accelerators. The scalability of the architecture allows customers to add features or new industry standard codecs shortly before product release or through their own firmware upgrades in the field.

Our VideoCore products can be used either as standalone multimedia processors or as co-processors in conjunction with a host processor such as a cellular baseband.

Mobile Application Processors

The increasing popularity of multimedia features in cellular phones and other portable devices, such as mobile televisions and portable audio, video and gaming devices, is generating a demand for high-end applications processors optimized to work with video and camera capabilities at prices affordable to consumers. Our family of mobile application processors, which integrate our VideoCore multimedia processor and an ARM® RISC processor, software, and reference designs, enable an array of multimedia features, including support for high megapixel digital cameras, HD video encoding and decoding, and TV signal output via composite, component and S-video connections. Our mobile applications processors also support advanced mobile device applications such as e-mail, web browsing, file management and graphical user interfaces.

Mobile Power Management

Increasingly sophisticated functionality and applications are becoming available in new cellular handsets and other portable devices. However, each of these applications adds to the power management complexity of the overall system, creating a need for more sophisticated battery charging, monitoring, and system power supply and management. Portable device makers are seeking advanced power management solutions that reduce total system cost, occupy very little board space and are flexible and scalable enough to manage even the most demanding power requirements. Broadcom provides a family of power management devices that intelligently manages power consumption in mobile devices to optimize system operation and maximize battery life in cellular phones, MP3 players, personal navigation devices, personal media and game players, and security applications.

Touch Controllers

Touch screen functionality is an increasingly popular feature on mobile devices, with many new cellular handsets and portable media players allowing users to access content and navigate menus and graphical user interfaces with the touch of a finger. We provide custom designed low power touch controllers to help enable this functionality.

Voice over IP

Voice over Internet Protocol refers to the transmission of voice over any IP packet-based network such as Ethernet. VoIP is stimulating dramatic changes in traditional public switched and enterprise telephone networks since packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build-out of the Internet and deregulation of long distance and local phone services. A host of new enterprise services can be enabled when a

LAN-based Ethernet switching infrastructure is used to carry both data and voice. Within residential markets, VoIP is gaining momentum as a viable alternative to traditional public telephone networks. In addition to enabling cost savings for long distance calls, VoIP creates a number of consumer product opportunities and applications for equipment vendors and service providers.

Our IP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our VoIP portfolio also features terminal adapter VoIP solutions that enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers. Our VoIP solutions allow carriers and service providers to offer low cost and high quality telephone services that can be bundled with high-speed Internet access, IPTV and a host of converged wireless capabilities. By combining our VoIP solutions with our video and mobile multimedia processors, our customers can create scalable solutions that enable the transmission of voice, video data and multimedia content over an IP network.

All of our VoIP processors support our BroadVoice® technology, which features a wideband high fidelity mode that significantly improves the clarity and quality of telephony voice service.

Mobile Digital TV

Mobile digital TV refers to a series of new broadcast technology standards targeted specifically at mobile platforms. Of these standards, the digital video broadcasting-handheld, or DVB-H, standard currently offers broad geographic coverage worldwide and is based on the DVB-T standard with improved mobile operations and lower power features. This technology is becoming an integral part of global broadcasting, setting the standard for satellite, cable, terrestrial and IP-based services. Our single-chip mobile TV demodulator and tuner solution, which supports both the DVB-T and DVB-H standards, is a complete mobile digital TV solution that offers significant improvements in reception quality and battery life.

Reference Platforms

We also develop reference platforms designed around our integrated circuit products that represent prototypical system-level applications for incorporation into our customers’ equipment. These reference platforms generally include an extensive suite of software drivers as well as protocol and application layer software to assist our customers in developing their own end products. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms enhance the customer’s confidence that our products will meet its market requirements and product introduction schedules.

Customers and Strategic Relationships

We sell our products to leading manufacturers of wired and wireless communications equipment in each of our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets.

Customers currently shipping wired and/or wireless communications equipment incorporating our products include Alcatel, Apple, Cisco, Dell, EchoStar, Hewlett-Packard, IBM, LG, Motorola, Netgear, Nintendo, Nokia, Pace, Samsung, and Thomson CE, among others. To meet the current and future technical needs in our target markets, we have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses.

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 35.8%, 39.7% and 46.5% of our net revenue in 2008, 2007 and 2006, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2009 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

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

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2008 we had 5,537 research and development employees, the majority of whom hold advanced degrees, including 533 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the SoC solutions for many of our target markets benefit from the same underlying core technologies, we are able to address a wide range of wired and wireless communications markets with a relatively focused investment in research and development.

We believe that the achievement of higher levels of integration and the timely introduction of new products in our target markets is essential to our growth. While we intend to manage our costs and expenses in the short term through a recently announced restructuring plan and other cost saving measures to attain our long-term business objectives, we will need to maintain significant research and development staffing levels in 2009 and for the foreseeable future. In addition to our principal design facilities in Irvine, California and Santa Clara County, California, we have design centers throughout the United States. Internationally, we have design facilities in Asia, Europe and North America. We anticipate establishing additional design centers in the United States and in other countries.

Our research and development expense was $1.498 billion, $1.349 billion and $1.117 billion in 2008, 2007 and 2006, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $358.0 million, $353.6 million and $307.1 million in 2008, 2007 and 2006, respectively.

Manufacturing

Wafer Fabrication

Most of our products are manufactured using standard CMOS process techniques. The standard nature of these processes permits us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we can focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ a fully staffed operations and quality organization similar to that of a vertically integrated semiconductor manufacturer. We also arrange with our foundries to have online work-in-process control. Our approach makes the manufacturing subcontracting process transparent to our customers.

We depend on five independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Singapore and Taiwan, several of which maintain multiple fabrication facilities in various locations. See “Risk Factors” under Item 1A of this Report for a detailed discussion of the risks associated with our dependence on independent foundry subcontractors.

Our products are currently fabricated on a variety of processes ranging from 35 microns to 65 nanometers. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Although the majority of our products are currently manufactured in .13 microns, we are designing most new products in 65 nanometers. See “Risk Factors” under Item 1A of this Report for a detailed discussion of the risks associated with transitioning to smaller geometry process technologies.

Assembly and Test

Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our two primary subcontractors for testing: United Test and Assembly Center in Singapore and EEMS in Singapore. Our eight key subcontractors for assembly are: Advanced Semiconductor Engineering in China and Taiwan; Amkor in Korea, Philippines and China; ASAT in China; EEMS Test Singapore in Singapore and China; Signetics in Korea; Siliconware Precision in Taiwan; STATSChipPAC in Singapore, Korea, Malaysia and China; and United Test and Assembly Center in Singapore and Thailand. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties in the current global economic environment, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity. See “Risk Factors” under Item 1A of this Report for a more detailed discussion of the risks associated with our dependence on third party assembly and test subcontractors.

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

As part of our total quality program, we received ISO 9001 certification, a comprehensive International Standards Organization specified quality system acknowledgement, for our Singapore facility. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

Environmental Management

We monitor the environmental impact of our products. Our manufacturing flow is registered to ISO 14000, the international standard related to environmental management, by our subcontractors. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead. We believe that our products are compliant with the RoHS Directive. In 2008 we began managing our compliance towards the new European REACH (Registration, Evaluation and Authorization of Chemicals) legislation.

Product Distribution

We distribute products to our customers through our international distribution center in Singapore and an operations and distribution center located in Irvine, California. Our Singapore facility distributes products to international destinations, while our Irvine facility ships products to U.S. destinations. Net revenue derived from actual shipments to international destinations, primarily in Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 88.7%, 87.4%, and 86.5% of our net revenue in 2008, 2007 and 2006, respectively.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted wired and wireless communications markets by providing quality, state-of-the-art products, superior engineering execution, and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our domestic sales occur through our direct sales force, which is based in offices located in California and throughout the United States. We have also engaged independent distributors, Arrow Electronics and Avnet, Inc., to service the North American and South American markets.

We market and sell our products internationally through regional offices located in Asia, Europe and North America, as well as through a network of independent distributors and representatives in Asia, Australia, Europe and North America. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been denominated in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

We currently hold over 3,100 U.S. and 1,400 foreign patents and more than 7,600 additional U.S. and foreign pending patent applications. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. We are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. In addition, we are currently engaged in litigation and may engage in future litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigation will result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. For a detailed description of our outstanding intellectual property litigation, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

The risks associated with patents and intellectual property are more fully discussed under the section entitled “Risk Factors” under Item 1A of this Report.

Employees

As of December 31, 2008 we had 7,402 full-time, contract and temporary employees, including 5,537 individuals engaged in research and development, 706 engaged in sales and marketing, 523 engaged in manufacturing operations, and 636 engaged in finance, legal and general administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the current downturn. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Recently general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. As a result, in the fourth quarter of 2008 we experienced cancellations, deferrals and a significant slowdown in orders and anticipate that trend will continue in the indeterminate future, as the current recession is projected to last at least throughout much of 2009. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, current general economic volatility, and trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to adjust our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;
•	the effectiveness of our expense and product cost control and reduction efforts;
•	the gain or loss of a key customer, design win or order;
•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the availability and pricing of raw materials and third party semiconductor foundry, assembly and test capacity;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;
•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;
•	changes in our product or customer mix;
•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;
•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;
•	the volume of our product sales and pricing concessions on volume sales;
•	the impact of the Internal Revenue Service review of certain of our income tax returns; and
•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

We expect new product lines to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom, and we cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products, enabling us to benefit from economies of scale and more efficient designs. However, certain of our new products, such as products for the cellular phone market, will likely have lower gross margins than our customary products for some time after we commence volume production of those products, which will be dependent upon our product mix.

Additionally, as an increasing number of our chips are being incorporated into consumer products, such as desktop and notebook computers, cellular phones and other mobile communication devices, other wireless-enabled consumer electronics, and satellite and digital cable set-top boxes, we anticipate greater seasonality and fluctuations in the demand for our products, which may result in greater variations in our quarterly operating results. Consumer products can also have lower gross margins than the gross margins we have been able to achieve in the past, depending upon where they are in their respective product life cycles, which could negatively impact our revenue and gross margin.

In the past we have entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value” under Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue ratably over the respective service period or estimated product life. There are also other scenarios under EITF 00-21 and other accounting literature whereby revenue may be deferred for even longer periods or ratable recognition over the service period may not be permitted and all of the revenue may be required to be recognized in later periods or at the end of the arrangement. As we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. It is difficult to accurately predict what or how many products our customers will need in the future. Anticipating demand is challenging because our customers face volatile pricing and unpredictable demand for their own products, are increasingly focused on cash preservation and tighter inventory management, and may be involved in legal proceedings that could affect their ability to buy our products.

Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment that will incorporate our product. Our customers may need three to more than nine months to test, evaluate and adopt our product and an additional three to more than twelve months to begin volume production of equipment that incorporates our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. As a result of the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization, we had to adjust our assumptions used to assess the estimated fair value of our mobile platforms business group and recorded impairment charges of $169.4 million in the three months ended December 31, 2008 relating to this group. See Note 9 of Notes to Consolidated Financial Statements. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, which has occurred in the past, our revenue and financial results could be materially and adversely impacted.

We maintain inventory, or hubbing, arrangements with certain of our customers. Our use of these arrangements increased in 2008 and we expect that we will continue to use these arrangements for the foreseeable future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding product, price, quantity, and when products are shipped to their customers, as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

If we fail to appropriately adjust our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,774 full-time, contract and temporary employees as of December 31, 2003 to 7,402 full-time, contract and temporary employees as of December 31, 2008. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. For instance, during the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of the $1.498 billion in research and development expense for 2008 was attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business. See Note 9 of Notes to Consolidated Financial Statements. In 2008 most of the revenue that we derived from our mobile platforms business related to the $149.2 million in royalties we received pursuant to a patent license agreement entered into in July 2007. Up to $19.0 million of royalty revenue is currently expected to be recognized under this agreement in quarter ending March 31, 2009. As a result, after March 31, 2009, our mobile platforms business could have a greater dilutive impact on our results of operations. Although we currently expect to begin deriving additional revenue from our cellular handset products later in 2009, it is possible that our customers may delay their product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.

Additionally, our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses, the employment and training of a highly skilled workforce, stock-based compensation expense, and legal, accounting and other external fees. If we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, such as the current slowdown, we may not be able to adjust our operating expenses in a sufficiently timely or effective manner. Although we announced a restructuring plan in January 2009 and have implemented a number of other cost saving measures, if the current slowdown is more severe or prolonged than we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and more recently we have implemented a new equity administration system to support our more complex equity programs as well as the adoption of SFAS 123R. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. In addition, to support our growth, in March 2007 we relocated our headquarters and Irvine operations to new, larger facilities that have enabled us to centralize all of our Irvine employees and operations on one campus. We may also engage in other relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

Even if an equipment manufacturer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. In addition, any substantial delay in our customers’ product development plans could have a material negative impact on our business.

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

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;
•	accurately define new products;
•	timely and effectively identify and capitalize upon opportunities in new markets;
•	timely complete and introduce new product designs;
•	adjust our operations in response to changes in demand for our products and services or the demand for new products requested by our customers;
•	license any desired third party technology or intellectual property rights;
•	effectively develop and integrate technologies from companies that we have acquired;
•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;
•	obtain sufficient foundry capacity and packaging materials;
•	achieve high manufacturing yields; and
•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration.

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

If we are not able to develop and introduce new products successfully and in a cost effective and timely manner, we will be unable to attract new customers or to retain our existing customers, as these customers may transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

Our operating results for 2006 and prior periods have been materially and adversely impacted as a result of the voluntary review of our past equity award practices reported in January 2007. Our outstanding civil litigation relating to these matters could continue to result in significant costs to us. In addition, any other related action by a governmental agency could result in civil or criminal sanctions against certain of our current and/or former officers, directors and/or employees.

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

In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 we were informed that the SEC had issued a formal order of investigation in the matter. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.

As discussed in detail in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Henry Samueli, our then Chairman of the Board and Chief Technical Officer, Mr. David A. Dull, our then Senior Vice President, Business Affairs and General Counsel, and two other former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. We do not know when the SEC action will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the matter against him personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. We are continuing to cooperate with the U.S. Attorney’s Office in 2009. As widely reported, in June 2008 Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and a former director, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock options backdating at the company. Also in June 2008 Dr. Samueli pled guilty to making a materially false statement in connection with the SEC’s investigation described above. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

Additionally, as discussed in Note 11 of Notes to Consolidated Financial Statements, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges that may exceed any reimbursement we may be entitled to under our directors’ and officers’ insurance policies.

In addition, we rely on independent registered public accounting firms for opinions and consents to maintain current reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and to have effective registration statements under the Securities Act of 1933, as amended, or the Securities Act, on file with the SEC, including our outstanding registration statements on Forms S-1, S-4 and S-8. The pending arbitration proceedings involving Ernst & Young LLP, or E&Y, our former independent registered public accounting firm, could adversely impact our ability to obtain any necessary consents in the future from E&Y. In that event, we may be required to have our new independent registered public accounting firm reaudit the affected periods and during such reaudit may not be able to timely file required Exchange Act reports with the SEC or to issue equity, including common stock pursuant to equity awards that comprise a significant portion of our compensation packages, under our outstanding or any new registration statements. Furthermore, as a result of the reaudit, it is possible that additional accounting issues may be identified.

The resolution of the pending investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements has in the past and could continue to result in significant costs and diversion of the attention of management and other key employees. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation and related government actions described above (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations, particularly as the defendants in the criminal and civil actions described above prepare to go to trial.

Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. Certain of our insurance carriers have reserved their rights under these policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we will receive a payment from these insurers under these insurance policies. Nonetheless, if our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government actions would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2008, we acquired 38 companies and certain assets of four other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products, those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margin for those products will be nominal and our gross margin for that period will be negatively affected. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline. Beginning January 1, 2009, the accounting for future business combinations changed. We expect that the new requirements will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 3,100 U.S. and 1,400 foreign patents and have more than 7,600 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Because we depend on a few significant customers and/or design wins for a substantial portion of our revenue, the loss of a key customer or design win or any significant delay in our customers’ product development plans could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be adversely affected.

We have derived a substantial portion of our past revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

Sales to our five largest customers represented 35.8%, 39.7% and 46.5% of our net revenue in 2008, 2007 and 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

A significant portion of our revenue may also depend on a single product design win with a large customer. As a result, the loss of any such key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could materially and adversely affect our financial condition and results of operations. For instance, as a result of the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization, we had to adjust our assumptions used to assess the estimated fair value of our mobile platforms business. In addition, these key design wins are often with large customers who have significantly greater financial, sales, marketing and other resources than we have and greater bargaining and pricing power, which could materially and adversely affect our operating margins.

We may not be able to maintain or increase sales to certain of our key customers or continue to secure key design wins for a variety of reasons, including the following:

•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;
•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;
•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;
•	our customers face intense competition from other manufacturers that do not use our products;
•	some of our customers may choose to consolidate their supply sources to our detriment; and
•	some of our customers offer or may offer products that compete with our products.

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

In addition, our longstanding relationships with some larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. We may have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer or design win, a reduction in sales to any key customer, a significant delay in our customers’ product development plans or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

We may be unable to attract, retain or motivate key senior management and technical personnel, which could seriously harm our business.

Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our Chief Executive Officer, Scott A. McGregor, other senior executives, and our Senior Technical Advisor, Dr. Samueli. We have employment agreements with Mr. McGregor and certain other executive officers; however the agreements do not govern the length of their service with Broadcom. We do not have employment agreements with most of our elected officers, or any other key employees, although we do have limited change in control severance benefit arrangements in place with certain executives. The loss of the services of Mr. McGregor or certain other key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. During the time that our periodic filings with the SEC were not current, as a result of the voluntary review of our equity award practices, we were not able to issue shares of our common stock pursuant to equity awards. We cannot be certain that we will be able to continue to attract, retain and motivate employees if we are unable to issue shares of our common stock pursuant to equity awards for a sustained period or in the event of substantial and/or prolonged declines in the price of our Class A common stock.

We have recently effected a number of cost saving measures and have announced a restructuring plan in January 2009, both of which could negatively impact employee morale. Over the last few years we have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-based Payment, or SFAS 123R requirement to expense the fair value of equity awards to employees have increased our operating expenses. However, because we are mindful of the dilutive impact of our equity awards, we intend to further reduce the number of equity awards granted to employees over the next few years. While this may have a positive impact on our operating expenses over time, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and any increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

We depend on five independent foundry subcontractors to manufacture substantially all of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has at times in the past been reduced due to strong demand. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a public health emergency or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted.

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

Because we rely on outside foundries, we face several significant risks in addition to those discussed above, including:

•	a lack of guaranteed wafer supply and higher wafer prices, particularly in light of the recent volatility in the commodities markets, which has the impact of increasing the cost of metals used in production of wafers;
•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs and other terms; and
•	the unavailability of, or potential delays in obtaining access to, key process technologies.

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

We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences financial difficulties in the current global economic environment, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, or is unable to obtain sufficient packaging materials for our products, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 40.5%, 35.5% and 28.2% of our net revenue in 2008, 2007 and 2006, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 88.7%, 87.4% and 86.5% of our net revenue in 2008, 2007 and 2006, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce taxes on substantially all of our operating income. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. However, we cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .35 micron, .22 micron, .18 micron, .13 micron, 90 nanometer or 65 nanometer geometry processes. Although the majority of our products are currently manufactured in .13 microns, we are now designing most new products in 65 nanometers and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2008 our Class A common stock has traded at prices as low as $12.98 and as high as $29.91 per share. Recently we have experienced a substantial decline in the market price of our Class A common stock. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the technology sector and semiconductor industry, current general economic volatility, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	quarter-to-quarter variations in our operating results;
•	changes in earnings estimates or investment recommendations by analysts;
•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;
•	announcements of changes in our senior management;
•	the gain or loss of one or more significant customers or suppliers;
•	announcements of technological innovations or new products by our competitors, customers or us;
•	the gain or loss of market share in any of our markets;
•	changes in accounting rules;
•	continuing international conflicts and acts of terrorism;
•	changes in the methods, metrics or measures used by analysts to evaluate our stock;
•	changes in investor perceptions; or
•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we and other companies that have experienced volatility in the market price of their securities have been, and we currently are, the subject of securities class action litigation.

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 promulgated under the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their respective opinions of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

Our co-founders and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

As of December 31, 2008 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.6% of our outstanding common stock and held 58.4% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2008 our two founders, Dr. Henry T. Nicholas III and Dr. Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 12.7% of our outstanding common stock and held 58.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders and their respective spouses. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Asia, Europe and North America.

In addition, we lease various sales and marketing facilities in the United States and several other countries.

The leased facilities comprise an aggregate of 2.8 million square feet. Our principal facilities have lease terms that expire at various dates through 2017. In March 2007 we relocated our corporate headquarters to a new facility in Irvine, which currently consists of nine buildings with an aggregate of 0.75 million square feet. The lease agreement provides a term of ten years and two months, through May 2017. We have recently entered into an agreement to occupy a tenth building in 2010, bringing the total leased space in Irvine to 0.80 million square feet.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, in the three months ended December 31, 2008.

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

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2008
Fourth Quarter	$19.15	$12.98
Third Quarter	29.91	17.19
Second Quarter	29.72	19.47
First Quarter	27.45	16.38
Year Ended December 31, 2007
Fourth Quarter	$43.07	$25.70
Third Quarter	37.51	29.36
Second Quarter	35.25	29.01
First Quarter	37.05	29.27

As of December 31, 2008 and 2007 there were 1,253 and 1,280 record holders of our Class A common stock and 200 and 202 record holders of our Class B common stock, respectively. On February 2, 2009 the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $16.41 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, the NASDAQ Composite Index and the Philadelphia Semiconductor Index over the five year period ended December 31, 2008. The graph assumes $100 invested at the indicated starting date in our Class A common stock and in each of the market indices, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our Class A common stock and do not anticipate paying any cash dividends in the foreseeable future. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR
THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2008

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies, and for purchases of our common stock from time to time. We do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In 2008 we issued an aggregate of 6.1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

Issuer Purchases of Equity Securities

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 65.2 million, 35.8 million and 7.3 million shares of Class A common stock at weighted average prices of $19.44,

$32.31 and $37.53 per share, in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2007, $16.1 million was not settled in cash and was included in accrued liabilities. This amount was subsequently paid in 2008.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2008, $575.8 million was still authorized for repurchase.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our various repurchases during the three months ended December 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

October 2008	8,292	$16.40	8,292
November 2008	19,125	15.07	19,125
December 2008	—	—	—

Total	27,417	15.47	27,417	$575,823

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,
	2008		2007		2006	2005(2)	2004(2)
			(In thousands, except per share data)

Consolidated Statements of Income Data
Net revenue	$4,658,125	(4)	$3,776,395	(4)	$3,667,818	$2,670,788	$2,400,610
Cost of revenue(1)	2,213,015		1,832,178		1,795,565	1,267,799	1,196,767

Gross profit	2,445,110	(4)	1,944,217	(4)	1,872,253	1,402,989	1,203,843
Operating expense:
Research and development(1)	1,497,668		1,348,508		1,117,014	681,047	598,697
Selling, general and administrative(1)	543,117		492,737		504,012	274,260	244,037
Amortization of purchased intangible assets	3,392		1,027		2,347	4,033	3,703
In-process research and development	42,400		15,470		5,200	43,452	63,766
Impairment of goodwill and other long-lived assets	171,593		1,500		—	500	18,000
Settlement costs	15,810		—		—	110,000	68,700
Restructuring costs (reversals)	(1,000)		—		—	(2,500)	—

Income from operations	172,130	(4)	84,975	(4)	243,680	292,197	206,940
Interest income, net	52,201		131,069		118,997	51,207	15,010
Other income (expense), net	(2,016)		3,412		3,964	3,465	7,317

Income before income taxes	222,315	(4)	219,456	(4)	366,641	346,869	229,267
Provision (benefit) for income taxes	7,521		6,114		(12,400)	(20,220)	56,082

Net income	$214,794	(4)	$213,342	(4)	$379,041	$367,089	$173,185

Net income per share (basic)(3)	$0.42		$0.39		$0.69	$0.72	$0.36

Net income per share (diluted)(3)	$0.41		$0.37		$0.64	$0.66	$0.33

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short- and long-term marketable securities	$1,898,122	$2,403,652	$2,801,598	$1,875,521	$1,275,551
Working capital	2,034,110	2,323,716	2,673,087	1,736,382	1,085,099
Goodwill and purchased intangible assets, net	1,341,201	1,423,328	1,214,174	1,156,934	1,079,262
Total assets	4,393,265	4,838,193	4,876,766	3,752,199	2,885,839
Total shareholders’ equity	3,607,067	4,036,148	4,191,666	3,140,567	2,363,743

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions, as well as the effects of our stock option exchange program in 2003. See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

(2)	The amounts included in 2008, 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006. Had Broadcom applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, in prior periods, we would have reported net losses of $94.8 million and $608.6 million in 2005 and 2004, respectively. We would have reported net losses per share (basic and diluted) of $0.19 and $1.27 in 2005 and 2004, respectively. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

(3)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

(4)	Includes royalties in the amounts of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007. See Note 2 of Notes to Consolidated Financial Statements.

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Years Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(In thousands)

Supplemental Data on Stock-Based Compensation Expense
Cost of revenue	$24,997	$26,470	$24,589	$4,177	$4,776
Research and development	358,018	353,649	307,096	68,606	102,253
Selling, general and administrative	126,359	139,533	136,679	29,232	30,897

(1)	The amounts included in 2008, 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006.

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2008. Certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2008 presentation. See Note 2 of Notes to Consolidated Financial Statements. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

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

Net Revenue.  Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from royalty revenue received pursuant to a patent license agreement and, to a much lesser extent, software licenses, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.

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

The following table presents details of our net revenue:

	Years Ended December 31,
	2008	2007	2006

Sales of semiconductor products	95.5%	98.2%	99.4%
Royalty and other	4.5 (1)	1.8 (1)	0.6

	100.0%	100.0%	100.0%

(1)	Includes royalties in the amounts of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

	Years Ended December 31,
	2008	2007	2006

Sales made through direct sales force	84.3%	85.0%	85.1%
Sales made through distributors	15.7	15.0	14.9

	100.0%	100.0%	100.0%

Sales made through distributors increased slightly in 2008 due to new product ramps for our mobile and wireless and broadband communications products, principally in Asia.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, current general economic volatility, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;
•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

For these and other reasons, our net revenue and results of operations in 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of our products that are incorporated into consumer products, sales of which are typically subject to greater seasonality and greater volume fluctuations than non-consumer OEM products. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended
	December 31,
	2008	2007	2006

Motorola	*	11.2%	15.4%
Cisco(1)	*	*	11.2
Five largest customers as a group	35.8%	39.7%	46.5%

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

As we have broadened our customer base, net revenue derived from these top customers as a percentage of net revenue has decreased, even though the absolute dollars of net revenue have increased in some cases. However, we expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The primary factors that contributed to the decrease in net revenue from our top customers as a percentage of net revenue were: (i) product mix changes with some of our large customers, (ii) new product ramps at new customers that increased our total revenues and (iii) royalties received pursuant to a patent license agreement entered into in July 2007. Royalty revenue is currently expected to be recognized under this agreement through March 31, 2009.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Years Ended
	December 31,
	2008	2007	2006

Asia (primarily in Japan, Korea, China and Taiwan)	29.5%	26.5%	19.5%
Europe (primarily in Finland, France and the United Kingdom)	10.5	8.5	8.4
Other	0.5	0.5	0.3

	40.5%	35.5%	28.2%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Years Ended
	December 31,
	2008	2007	2006

Asia (primarily in China, Hong Kong, Taiwan, Japan and Singapore)	83.5%	81.2%	79.2%
Europe (primarily in Hungary, Germany and Sweden)	2.7	2.9	3.3
Other	2.5	3.3	4.0

	88.7%	87.4%	86.5%

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

Net Income.  Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	required levels of research and development and other operating costs;
•	licensing and royalty revenue;

•	in-process research and development, or IPR&D;
•	litigation costs and insurance recoveries;
•	settlement costs;
•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock;
•	amortization of purchased intangible assets;
•	impairment of goodwill and other long-lived assets;
•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;
•	deferral of revenue under multiple-element arrangements;
•	other-than-temporary impairment of marketable securities and strategic investments;
•	gain (loss) on strategic investments; and
•	restructuring costs or reversals thereof.

In 2008 our net income was $214.8 million (including $149.2 million in royalty revenue received pursuant to a patent license agreement entered into in July 2007) as compared to $213.3 million in 2007 (including $31.8 million in royalty revenue received pursuant to a patent license agreement entered into in July 2007), a difference of $1.5 million. This slight increase in profitability was primarily the result of a $413.7 million increase in operating expenses, a decrease in interest income of $78.9 million and an increase in provision for income taxes of $1.4 million, offset in part by increased gross profit of $500.9 million (including a $117.4 million net increase in royalty revenue) generated from a $881.7 million increase in net revenue.

Net revenue in 2008 increased across each of our three target markets: (i) broadband communications, (ii) mobile and wireless and (iii) enterprise networking. The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for digital set-top box, broadband modem, high definition DVD and digital TV products. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS product offerings, as well as a net increase in royalty revenue in the amount of $117.4 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch, broadband network and security processor product lines.

Operating expenses increased principally due to an increase in the number of employees engaged in operating activities, and increased mask and prototyping costs due to the continued transition of certain products to 65 nanometer process technology. Operating expenses also increased due to (i) an increase in cash compensation levels since December 31, 2007 as a result of our annual merit increase program, (ii) an increase in impairment charges of goodwill and other long-lived assets of $170.1 million primarily related to our mobile platforms business group (iii) an increase in IPR&D charges of $26.9 million and (iv) settlement costs of $15.8 million.

We expect research and development costs to also increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

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

Mobile Platforms Business.  The development and introduction of new products often requires substantial research and development resources. During the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of the $1.498 billion in research and development expense for 2008 was attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business and may continue to do so until we realize significant cellular revenues. See Note 9 of Notes to Consolidated Financial Statements.

In 2008 most of the revenue that we derived from our mobile platforms business related to the $149.2 million in royalties we received pursuant to a patent license agreement entered into in July 2007. Up to $19.0 million of royalty revenue is currently expected to be recognized under this agreement in the quarter ending March 31, 2009. As a result, after March 31, 2009, our mobile platforms business could have a greater dilutive impact on our results of operations. Although we currently expect to begin deriving additional revenue from our cellular handset products later in 2009, it is possible that our customers may delay their product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets. See Note 3 of Notes to Consolidated Financial Statements for information related to the acquisitions made in 2008, 2007 and 2006.

In 2008, 2007 and 2006 we completed seven acquisitions for original total equity consideration of $7.4 million and total cash consideration of $457.7 million.

•	In 2008 we acquired Sunext Design, Inc., a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specialized in the design of optical storage semiconductor products, and certain assets of the digital TV business of Advance Micro Devices, Inc., or DTV Business of AMD, which designs and markets applications and communications processors for the digital television market.
•	In 2007 we acquired LVL7 Systems, Inc., a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines; Octalica, Inc., a privately-held fabless semiconductor company that specializes in the design and development of networking technologies based on the MoCA standard, which enables distribution of high quality multimedia content throughout the home over existing coaxial cable; and Global Locate, Inc., a privately-held, fabless provider of industry-leading global positioning system and assisted GPS semiconductor products and software.
•	In 2006 we acquired Sandburst Corporation, a fabless semiconductor company specializing in the design and development of packet switching and routing systems-on-a-chip that are deployed in enterprise core and metropolitan Ethernet networks, and Encentrus Systems, Inc., a developer of media center technology.

The accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for information related to these acquisitions.

Business Enterprise Segments.  We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

Although we had four operating segments at December 31, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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

All of our operating segments share similar economic characteristics as they have a similar long-term business model, operate in the long-term at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle (including development of new products) and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2008 share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Equity Award Review

In January 2007 we reported the results of a voluntary review of our equity award practices. The voluntary review, which commenced in May 2006 and covered all grants of options and other equity awards made since our initial public offering in April 1998, was directed by the Audit Committee of our Board of Directors. Based on the results of the equity award review, the Audit Committee concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, the accounting measurement dates for most of the stock option grants awarded between June 1998 and May 2003, covering options to purchase 232.9 million shares of our Class A or Class B common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and Broadcom recorded a total of $2.259 billion in additional stock-based compensation expense for the years 1998 through 2005. After related tax adjustments of $38.7 million, the restatement resulted in total net adjustments of $2.220 billion for the years 1998 through 2005. This amount was net of forfeitures related to employee terminations. The additional stock-based compensation expense was amortized over the service period relating to each option, typically four years, with 95% of the total expense recorded in years prior to 2004. In addition, $17.2 million of other net adjustments was recorded in connection with our equity award review in the three months ended March 31, 2006.

None of the grants requiring measurement date adjustment was made to any co-founders or to any current or former member of our Board of Directors.

As a consequence of these adjustments, our audited consolidated financial statements and related disclosures for the three years ended December 31, 2005 and our consolidated statements of operations and consolidated balance sheet data for the five years ended December 31, 2005 were restated. We also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, under the disclosure-only alternatives of those pronouncements for the years 2003 through 2005. The restated information was contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed January 23, 2007.

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

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

•	Net Revenue. We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income.

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

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2008		2007		2006

Net revenue	100.0	%(1)	100.0	%(1)	100.0%
Cost of revenue	47.5		48.5		49.0

Gross profit	52.5	(1)	51.5	(1)	51.0
Operating expense:
Research and development	32.1		35.7		30.5
Selling, general and administrative	11.7		13.0		13.7
Amortization of purchased intangible assets	0.1		—		0.1
In-process research and development	0.9		0.4		0.1
Impairment of goodwill and other long-lived assets	3.7		0.1		—
Settlement costs	0.3		—		—
Restructuring costs (reversals)	—		—		—

Income from operations	3.7	(1)	2.3	(1)	6.6
Interest income, net	1.1		3.4		3.3
Other income (expense), net	—		0.1		0.1

Income before income taxes	4.8	(1)	5.8	(1)	10.0
Provision (benefit) for income taxes	0.2		0.2		(0.3)

Net income	4.6	%(1)	5.6	%(1)	10.3%

(1)	Includes royalties in the amounts of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Years Ended December 31,
	2008	2007	2006

Cost of revenue	0.5%	0.7%	0.7%
Research and development	7.7	9.4	8.4
Selling, general and administrative	2.7	3.7	3.7

Years Ended December 31, 2008 and 2007

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2008 and 2007:

	Years Ended December 31,
	2008			2007
			% of Net			% of Net		%
	Amount		Revenue	Amount		Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$4,658,125	(2)	100.0%	$3,776,395	(2)	100.0%	$881,730	23.3%
Cost of revenue(1)	2,213,015		47.5	1,832,178		48.5	380,837	20.8

Gross profit	$2,445,110	(2)	52.5%	$1,944,217	(2)	51.5%	$500,893	25.8

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amounts of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

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

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in 2008 as compared to 2007:

	Years Ended December 31,
	2008			2007
			% of Net			% of Net			%
	Amount		Revenue	Amount		Revenue	Increase		Change
	(In thousands, except percentages)

Broadband communications	$1,722,671		37.0%	$1,412,293		37.4%	$310,378		22.0%
Mobile and wireless	1,677,410	(1)	36.0	1,224,434	(1)	32.4	452,976	(1)	37.0
Enterprise networking	1,258,044		27.0	1,139,668		30.2	118,376		10.4

Net revenue	$4,658,125	(1)	100.0%	$3,776,395	(1)	100.0%	$881,730		23.3

(1)	Includes royalties in the amount of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for digital set-top box, broadband modem, high definition DVD and digital TV products. The increase in net revenue from our mobile and wireless target market resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS product offerings, as well as a net increase in royalty revenue in the amount of $117.4 million received pursuant to a patent license agreement entered into in July 2007, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our enterprise networking target market resulted primarily from an increase in demand attributable to our Ethernet switch, broadband network and security processor product lines.

The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended December 31, 2008 as compared to the three months ended September 30, 2008:

	Three Months Ended
	December 31,			September 30,
	2008			2008
			% of Net			% of Net			%
	Amount		Revenue	Amount		Revenue	Decrease		Change
	(In thousands, except percentages)

Broadband communications	$440,983		39.1%	$458,323		35.3%	$(17,340)		(3.8)%
Mobile and wireless	409,482	(1)	36.3	494,429	(1)	38.1	(84,947	)(1)	(17.2)
Enterprise networking	276,044		24.6	345,723		26.6	(69,679)		(20.2)

Net revenue	$1,126,509	(1)	100.0%	$1,298,475	(1)	100.0%	$(171,966)		(13.2)

(1)	Includes royalties in the amounts of $40.0 million and $38.0 million in the three months ended December 31, 2008 and September 30, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

The decrease in net revenue in our broadband communications target market resulted primarily from a decrease in demand for broadband modems, digital TV and high definition DVD products, offset in part by an increase in demand for our digital set-top box products. The decrease in net revenue for our mobile and wireless target market resulted primarily from seasonal demand for our Bluetooth, wireless LAN and touch controller products. The decrease in net revenue from our enterprise networking target market resulted primarily from decreased demand for our Ethernet switch and controller products.

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. Up to $19.0 million of royalty revenue is currently expected to be recognized under this agreement in the quarter ended March 31, 2009.

We recorded rebates to certain customers of $236.4 million, or 5.1% of net revenue and $222.3 million, or 5.9% of net revenue, in 2008 and 2007, respectively. We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates in the amount of $39.6 million and $22.4 million in 2008 and 2007, respectively.

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

The 2008 increase in absolute dollars of gross profit resulted primarily from the 23.3% increase in net revenue. Gross margin increased from 51.5% in 2007 to 52.5% in 2008. The primary factors that contributed to the increase in gross margin were: (i) a net increase in royalty revenue in the amount of $117.4 million, (ii) a reversal of warranty reserves of $10.6 million and (iii) a net increase in the reversal of rebates in the amount of $17.3 million related to unclaimed rebates; offset in part by an increase in excess and obsolete inventory reserves in the amount of $14.2 million due to increased inventory levels.For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

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

The following table presents details of research and development expense for 2008 and 2007:

	Years Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Salaries and benefits	$706,667	15.2%	$594,985	15.8%	$111,682	18.8%
Stock-based compensation(1)	358,018	7.7	353,649	9.4	4,369	1.2
Development and design costs	211,801	4.5	209,980	5.6	1,821	0.9
Other	221,182	4.7	189,894	4.9	31,288	16.5

Research and development	$1,497,668	32.1%	$1,348,508	35.7%	$149,160	11.1

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increases in salaries and benefits are primarily attributable to (i) a net increase in headcount by 861 personnel (predominantly as a result of our acquisition of the DTV Business of AMD and in the mobile and wireless area) to 5,537 at December 31, 2008, which represents an 18.4% increase from our December 31, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. In 2008 development and design costs were relatively flat, however mask and prototyping costs increased due to the continued transition of certain products to 65 nanometer process technology, offset by reduced subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item included in the above table is primarily attributable to an increase in our facilities and equipment expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 3,100 U.S. and 1,400 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields. This represents an increase of 600 U.S. and 400 foreign patents issued in the last year.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense for 2008 and 2007:

	Years Ended December 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$213,269	4.6%	$176,152	4.7%	$37,117	21.1%
Stock-based compensation(1)	126,359	2.7	139,533	3.7	(13,174)	(9.4)
Legal and accounting fees	141,629	3.0	100,270	2.7	41,359	41.2
Other	61,860	1.4	76,782	1.9	(14,922)	(19.4)

Selling, general and administrative	$543,117	11.7%	$492,737	13.0%	$50,380	10.2

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increases in salaries and benefits are primarily attributable to (i) a net increase in headcount by 108 personnel to 1,342 at December 31, 2008, which represents an 8.8% increase from our December 31, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. The remainder of the increase in selling, general and administrative expenses was primarily attributable to an increase in legal and accounting fees. Legal fees consist primarily of attorney’s fees and expenses related to our outstanding intellectual property and securities litigation, patent prosecution and filings, and the consummation of various transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time, including intellectual property and securities litigation.

We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such director, officer and employee against expenses, including attorney’s fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 11 of Notes to Consolidated Financial Statements (subject to certain exceptions). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of our legal fees paid related to these obligations. However, certain of our insurance carriers have reserved their rights under these policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we will receive a payment from these insurers under these insurance policies. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction to selling, general and administrative expense only when cash is actually received from our insurance carriers instead of offsetting the expenses in a quarter with a receivable from the carriers. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. No insurance proceeds were received in the second half of 2008. From inception of the securities litigation and related government investigations through December 31, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of December 31, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions.

In connection with our currently outstanding securities litigation and related government investigations described in Note 11 of Notes to Consolidated Financial Statements, as of December 31, 2008 we advanced $42.0 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, and which have been expensed in the accompanying consolidated financial statements. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government actions would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.

For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Years Ended
	December 31,
	2008	2007
	(In thousands)

Cost of revenue	$24,997	$26,470
Research and development	358,018	353,649
Selling, general and administrative	126,359	139,533

	$509,374	$519,652

The amount of unearned stock-based compensation currently estimated to be expensed from 2009 through 2012 related to unvested share-based payment awards at December 31, 2008 is $1.017 billion. Of this amount, $463.2 million, $318.0 million, $183.6 million and $52.4 million are currently estimated to be recorded in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.4 years.

The increase in unearned stock-based compensation of $68.9 million at December 31, 2008 from the $948.3 million balance at December 31, 2007 was primarily the result of the fair value associated with share-based awards granted during 2008, offset in part by stock-based compensation of $509.4 million expensed during 2008. See Note 8 of Notes to Consolidated Financial Statements for a discussion of activity related to share-based awards.

We recognize stock-based compensation expense related to share-based awards over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

In March 2007 we offered to amend or replace options affected by the change in measurement dates by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review or (ii) the closing selling price per share of our Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer were paid a special cash payment with respect to those options. The amount paid was determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We made payments of $29.6 million in January 2008 to reimburse the affected optionholders for the increases in their exercise prices. A liability was recorded for these payments and included in wages and related benefits as of December 31, 2007.

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets by each expense category:

	Years Ended
	December 31,
	2008	2007
	(In thousands)

Cost of revenue	$15,857	$13,485
Operating expense	3,392	1,027

	$19,249	$14,512

The following table presents details of estimated future straight-line amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Cost of revenue	$15,976	$13,239	$1,380	$—	$—	$30,595
Operating expense	16,572	13,959	500	332	—	31,363

	$32,548	$27,198	$1,880	$332	$—	$61,958

In-Process Research and Development

In-process research and development, or IPR&D, totaled $42.4 million and $15.5 million in 2008 and 2007, respectively, related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD in 2008 and LVL7 Systems, Inc., Octalica, Inc. and Global Locate, Inc. in 2007. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The IPR&D charges include only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for acquisitions completed in 2008 and 2007:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2008 Acquisitions
Sunext	Blu-ray application	49%	1.0	$4.3	20%	$10.9
DTV Business of AMD	Xilleon product line	82	1.0	6.9	24	31.5
2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31	1.0	7.8	21	0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0

As of the respective acquisition dates, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2008 development projects for our DTV business acquisition in 2008 were still in process. We completed all other development projects related to acquisitions. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill as required under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, in October 2008 and 2007. In accordance with

SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. At October 1, 2008 and 2007, we had four reporting units as determined and identified in accordance with SFAS 142.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 15% to 17%, and terminal value growth rates ranging from 4% to 5%. Publicly available information regarding the market capitalization of Broadcom was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Upon completion of the October 2007 annual impairment assessment, we determined no impairment was indicated as the estimated fair value of each of the four reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of our mobile platforms business group exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill of the mobile platforms business group.

In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the mobile platforms business as of October 1, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the mobile platforms business group over the amounts assigned to its assets and liabilities. The impairment loss for the mobile platforms business group was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our mobile platforms business group.

We also reviewed other long-lived tangible assets for impairment in accordance with SFAS 144. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized appraisals to assess the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on the results of this assessment, we recorded an impairment charge of $19.8 million related to the property, plant and equipment of our mobile platforms business group in the three months ended December 31, 2008.

The primary factors contributing to these impairment charges were the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization. We adjusted our assumptions used to assess the estimated fair value of the mobile platforms business group to account for these macroeconomic changes.

Settlement Costs

In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

Restructuring Costs (Reversals)

For a discussion of activity and liability balances related to our past restructuring plans, see Note 2 of Notes to Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following table presents interest and other income (expense), net, for 2008 and 2007:

	Years Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
		(In thousands, except percentages)

Interest income, net	$52,201	1.1%	$131,069	3.4%	$(78,868)	(60.2)%
Other income (expense), net	(2,016)	—	3,412	0.1	(5,428)	(159.1)

Interest income, net, reflects interest earned on cash and cash equivalents and short- and long-term marketable securities balances. Other income (expense), net, primarily includes recorded gains and losses on strategic investments and other-than-temporary impairments of marketable securities, as well as gains and losses on foreign currency transactions and dispositions of property and equipment. The decrease in interest income, net, was the result of the overall decrease in market interest rates and a decrease in our average cash and marketable securities balances. Our cash and marketable securities balances decreased from $2.404 billion at December 31, 2007 to $1.898 billion at December 31, 2008, primarily due to repurchases of shares of our Class A common stock. The average interest rates earned for 2008 and 2007 were 2.42% and 5.12%, respectively. The 2008 decrease in the average interest rate is a reflection of the Federal Reserve cutting the Federal Funds Rate from 4.25% to nearly 0% and a larger percentage of our portfolio being shifted to U.S. Treasury securities.

The decrease in other income (expense), net was the result of an other-than-temporary impairment of a marketable security of $1.8 million and impairments of strategic investments in amounts totaling $4.3 million.

Provision for Income Taxes

The following table presents the income tax provision for 2008 and 2007:

	Years Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Income tax provision	$7,521	0.2%	$6,114	0.2%	$1,407	23.0%

The federal statutory rate was 35% for 2008 and 2007. Our effective tax rates were 3.4% and 2.8% for 2008 and 2007, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2008 and 2007 due principally to our tax holiday in Singapore, and for 2007 domestic tax losses recorded without tax benefits. In 2008 U.S. operating losses were more than offset by the $1.5 billion dividend. We incurred $0.8 million of state tax expense in 2008, as a result of our $1.5 billion repatriation of foreign earnings in December 2008. As a result of the utilization of $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards), no federal income tax expense was recognized relating to the distribution. We recognized a federal tax benefit of $3.0 million in 2008, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in The Housing Assistance Act of 2008, which was signed into law July 30, 2008. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $6.5 million and $6.0 million in 2008 and 2007, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries.

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.5 million and $3.3 million at December 31, 2008 and 2007, respectively. See Note 5 of Notes to Consolidated Financial Statements.

In July 2006 the FASB issued FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million reduction in accumulated deficit as of January 1, 2007. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. Our unrecognized tax benefits at December 31, 2008 and 2007 relate to various foreign jurisdictions.

At December 31, 2008 we had unrecognized tax benefits in the amount of $21.2 million which included $19.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.6 million and $0.6 million, respectively, related to these unrecognized tax benefits during 2008, and in total, as of December 31, 2008, we had a recorded liability for potential penalties and interest of $13.3 million and $1.4 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Years Ended December 31, 2007 and 2006

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for 2007 and 2006:

	Years Ended December 31,
	2007			2006
			% of Net		% of Net		%
	Amount		Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Net revenue	$3,776,395	(2)	100.0%	$3,667,818	100.0%	$108,577	3.0%
Cost of revenue(1)	1,832,178		48.5	1,795,565	49.0	36,613	2.0

Gross profit	$1,944,217	(2)	51.5%	$1,872,253	51.0%	$71,964	3.8

(1)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Includes royalties in the amount of $31.8 million in 2007 received pursuant to a patent license agreement entered into in July 2007.

Net Revenue.  The following table presents net revenue from each of our major target markets and its respective contribution to the increase in net revenue in 2007 as compared to 2006:

	Years Ended December 31,
	2007			2006
			% of Net		% of Net	Increase		%
	Amount		Revenue	Amount	Revenue	(Decrease)		Change
	(In thousands, except percentages)

Broadband communications	$1,412,293		37.4%	$1,384,969	37.8%	$27,324		2.0%
Enterprise networking	1,139,668		30.2	1,181,938	32.2	(42,270)		(3.6)
Mobile and wireless	1,224,434	(1)	32.4	1,100,911	30.0	123,523	(1)	11.2

Net revenue	$3,776,395	(1)	100.0%	$3,667,818	100.0%	$108,577		3.0

(1)	Includes royalties in the amount of $31.8 million received pursuant to a patent license agreement entered into in July 2007.

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

Cost of Revenue and Gross Profit.  The 2007 increase in absolute dollars of gross profit resulted primarily from the 3.0% increase in net revenue. Gross margin increased from 51.0% in 2006 to 51.5% in 2007. The primary factors that contributed to the increase in gross margin were: (i) an increase in product margin due to a decrease in product costs, (ii) a shift in product mix, (iii) royalty revenue in the amount of $31.8 million, and (iv) an increase in the reversal of rebates in the amount of $15.3 million related to unclaimed rebates. For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Research and Development Expense

	Years Ended December 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Salaries and benefits	$594,985	15.8%	$487,606	13.3%	$107,379	22.0%
Stock-based compensation(1)	353,649	9.4	307,096	8.4	46,553	15.2
Development and design costs	209,980	5.6	171,526	4.7	38,454	22.4
Other	189,894	4.9	150,786	4.1	39,108	25.9

Research and development	$1,348,508	35.7%	$1,117,014	30.5%	$231,494	20.7

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The 2007 increase in research and development expense resulted primarily from an increase of $107.4 million in personnel-related expenses and an increase of $46.6 million in stock-based compensation expense. In 2006 salaries and benefits included charges of $23.6 million related to the voluntary review of our equity award practices. Excluding this charge, personnel-related related expenses increased by $131.0 primarily attributable to an increase in the number of employees engaged in research and development activities since the end of 2006, resulting from both direct hiring and acquisitions. Employees engaged in research and development activities at December 31, 2007 increased to 4,676, or by 22.8%, over the previous year. We also had increases in costs related to engineering design tools and computer hardware that were attributable to the increase in headcount. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. There were increased mask and prototyping costs during 2007 due to the transition of certain products to 65 nanometer process technology. These costs vary from period to period depending on the timing of development and tape-out of various products.

For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

Selling, General and Administrative Expense

	Years Ended December 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$176,152	4.7%	$173,562	4.7%	$2,590	1.5%
Stock-based compensation(1)	139,533	3.7	136,679	3.7	2,854	2.1
Legal and accounting fees	100,270	2.7	124,897	3.4	(24,627)	(19.7)
Other	76,782	1.9	68,874	1.9	7,908	11.5

Selling, general and administrative	$492,737	13.0%	$504,012	13.7%	$(11,275)	(2.2)

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The 2007 decrease in selling, general and administrative expense resulted primarily from a decrease of $24.6 million in legal and accounting fees, offset in part by an increase of $2.6 million in personnel-related expenses. In 2006 salaries and benefits included charges of $23.8 million related to the voluntary review of our equity award practices. Excluding this charge, personnel-related expenses increased by $26.4 million primarily attributable to an increase in the number of employees engaged in selling, general and administrative activities since the end of 2006, resulting from both direct hiring and acquisitions. Employees engaged in selling, general and administrative activities increased to 1,234, or by 16.3%, over the previous year. In addition, facilities costs increased due to the 2007 build-out and relocation of our Irvine facilities. Legal fees fluctuate from period to period due to the timing and costs of our ongoing litigation matters. In 2007 we received or recorded receivables for reimbursements in the amount of $17.2 million related to costs recoverable under certain insurance policies, which reimbursements are reflected as an offset to legal expense. In certain limited circumstances, portions of these amounts recovered from our insurance carriers may be required to be repaid. As of December 31, 2007 we had not recorded a liability in connection with these potential insurance recovery provisions. For a discussion of stock-based compensation included in selling, general and administrative expense, see “Stock-Based Compensation Expense,” below. For further discussion of litigation matters, see Note 11 of Notes to Consolidated Financial Statements.

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

The increase in unearned stock-based compensation of $118.4 million at December 31, 2007 from the $829.9 million balance at December 31, 2006 was primarily the result of share-based awards granted during 2007, including the grant of employee stock options to purchase 21.9 million shares of our common stock, the award of 12.2 million restricted stock units, and the accumulation of rights to purchase 6.7 million shares of our common stock by employees participating in our employee stock purchase program, offset in part by stock-based compensation of $519.7 million expensed during 2007.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Cost of revenue	$13,485	$10,056
Operating expense	1,027	2,347

	$14,512	$12,403

In-Process Research and Development

IPR&D totaled $15.5 million and $5.2 million for acquisitions completed in 2007 and 2006, respectively. For a description of the 2007 IPR&D projects, including the valuation techniques used and significant assumptions at the acquisitions dates underlying the valuations, as well as an update on the status of such projects as of December 31, 2008, see the discussion included under “Years Ended December 31, 2008 and 2007,” above.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for our 2006 acquisition:

Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2006 Acquisition
Sandburst	20Gbps programmable packet processor	15%	2.0	$11.2	30%	$5.2

As of the acquisition date, an ongoing development project was in process. During 2008 this project was completed. Research and development costs to bring the product of the acquired company to technological feasibility did not have a material impact on our results of operations or financial condition.

Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion date for the IPR&D project, estimated costs to complete the project, and revenue and expense projections for the product once it has entered the market.

Impairment of Goodwill

We performed annual impairment assessments of the carrying value of goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2007 and 2006. Upon completion of the 2007 and 2006 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of our four reporting units, determined and identified in accordance with SFAS 142, exceeded its respective carrying value.

See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill.

Restructuring Costs (Reversals)

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

Our cash and marketable securities balances decreased from $2.802 billion at December 31, 2006 to $2.404 billion at December 31, 2007, resulting principally from repurchases of our Class A common stock and cash used for acquisitions, offset in part by cash generated from operations. Although the 2007 year-end balance was slightly less than the 2006 year-end balance, our average cash, cash equivalents and marketable securities balances during the year increased. The increase in interest income, net, for 2007 was the result of the overall increase in our average cash and marketable securities balances, as well as an increase in market interest rates. The weighted average interest rates earned for 2007 and 2006 were 5.12% and 4.91%, respectively.

Income Tax Provision (Benefit)

The following table presents the income tax provision (benefit) for 2007 and 2006:

	Years Ended December 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Income tax provision (benefit)	$6,114	0.2%	$(12,400)	(0.3)%	$18,514	149.3%

The federal statutory rate was 35% for 2007 and 2006. Our effective tax rates were 2.8% and negative 3.4% for 2007 and 2006, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at rates differing from the federal tax rate and domestic tax losses recorded without tax benefits. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $6.0 million and $29.8 million in 2007 and 2006, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries.

In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $3.3 million and $1.8 million at December 31, 2007 and 2006, respectively. See Note 5 of Notes to Consolidated Financial Statements.

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

At December 31, 2007 we had unrecognized tax benefits in the amount of $21.6 million which included $17.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.1 million and $0.7 million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we had a recorded liability for potential penalties and interest of $13.9 million and $1.5 million, respectively.

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

					Diluted Net
					Income
			Net		(Loss)
	Net	Gross	Income		Per
	Revenue	Profit	(Loss)		Share
	(In thousands, except per share data)

Year Ended December 31, 2008
Fourth Quarter	$1,126,509	$568,712	$(159,215	)(1)	$(0.32)
Third Quarter	1,298,475	679,016	164,906	(2)	0.31
Second Quarter	1,200,931	646,335	134,789	(3)	0.25
First Quarter	1,032,210	551,047	74,314	(4)	0.14
Year Ended December 31, 2007
Fourth Quarter	$1,027,035	$538,813	$90,335	(5)	$0.16
Third Quarter	949,959	483,989	27,760	(6)	0.05
Second Quarter	897,920	460,883	34,256	(7)	0.06
First Quarter	901,481	460,532	60,991	(8)	0.10

(1)	Includes impairment of goodwill and other long-lived assets of $169.4 million and IPR&D of $31.5 million.

(2)	Includes other-than-temporary impairment on marketable securities of $1.8 million and loss on strategic investment of $2.5 million.

(3)	Includes impairment of intangible assets of $1.9 million, restructuring reversal of $1.0 million, loss on strategic investment of $1.8 million and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.4 million.

(4)	Includes IPR&D of $10.9 million and settlement costs of $15.8 million.

(5)	Includes gain on strategic investments of $3.0 million.

(6)	Includes IPR&D of $5.0 million and loss on strategic investments of $2.1 million.

(7)	Includes IPR&D of $10.2 million and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.6 million.

(8)	Includes IPR&D of $0.3 million, impairment of other intangible assets of $1.5 million, loss on strategic investments of $2.6 million and charges related to the equity award review in the amount of $3.4 million.

Subsequent Events

In light of the continuing deterioration in worldwide economic conditions, on January 28, 2009 our Board of Directors committed to a restructuring plan. The plan includes a reduction in our worldwide headcount of approximately 200 people, which represents approximately 3% of our global workforce. We began implementing the plan immediately and expect that it will be substantially completed later in 2009.

We expect to incur approximately $8.0 million to $10.0 million in restructuring costs related to the plan, primarily for severance and other charges associated with our reduction in workforce. Of the total restructuring costs, approximately $2.5 million to $4.0 million is expected to be stock-based compensation expense. We anticipate that we will recognize most of these charges in the first quarter of 2009, with a portion to be recognized later in 2009.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In December 2007 the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1, but do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, cash and cash equivalents and marketable securities:

	December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Working capital	$2,034,110	$2,323,716	$(289,606)

Cash and cash equivalents(1)	$1,190,645	$2,186,572	$(995,927)
Short-term marketable securities(1)	707,477	141,728	565,749
Long-term marketable securities	—	75,352	(75,352)

	$1,898,122	$2,403,652	$(505,530)

(1)	Included in working capital.

Our working capital and cash and cash equivalents and marketable securities decreased in 2008 primarily due to repurchases of shares of our Class A common stock, net cash paid for acquisitions and other purchased intangible assets and purchases of capital equipment, offset in part by cash provided by operations. See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2008 and 2007.  Cash and cash equivalents decreased to $1.191 billion at December 31, 2008 from $2.187 billion at December 31, 2007 as a result of cash used in investing (primarily for net purchases of marketable securities and the purchase of the DTV Business of AMD) and financing activities (primarily for repurchases of our Class A common stock), offset in part by cash provided by operating activities.

	December 31,
	2008	2007(1)
	(In thousands)

Cash provided by operating activities	$919,615	$825,317
Cash provided by (used in) investing activities	(745,382)	54,405
Cash used in financing activities	(1,170,160)	(851,260)

Net increase (decrease) in cash and cash equivalents	$(995,927)	$28,462
Cash and cash equivalents at beginning of year	$2,186,572	$2,158,110

Cash and cash equivalents at end of year	$1,190,645	$2,186,572

(1)	In the consolidated statement of cash flows for the year ended December 31, 2007, we increased net cash provided by operating activities and increased net cash used in investing activities by $2.6 million resulting from valuation of marketable securities to conform to the current year presentation.

In 2008 our operating activities provided $919.6 million in cash. This was primarily the result of $214.8 million in net income and $826.9 million in net non-cash operating expenses, offset in part by

$122.1 million in net cash used by changes in operating assets and liabilities, principally a $112.2 million increase in inventory. Non-cash items included in net income in 2008 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of goodwill and other long-lived assets and losses on strategic investments and marketable securities. In 2007 our operating activities provided $825.3 million in cash. This was primarily the result of $213.3 million in net income, $617.0 million in net non-cash operating expenses offset in part by $5.0 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in 2007 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of intangible assets and losses on strategic investments.

Accounts receivable increased $3.3 million from $369.0 million at December 31, 2007 to $372.3 million at December 31, 2008. Our days sales outstanding decreased from 32.7 days at December 31, 2007 to 30.1 days at December 31, 2008, driven by a variation in revenue linearity. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis.

Inventories increased $134.8 million from $231.3 million at December 31, 2007 to $366.1 million at December 31, 2008 related to the decline in customer demand in the fourth quarter that occurred at a rate that was faster than we could adjust for due to our lead times with our contract manufacturers. Our inventory days on hand increased from 43.1 days at December 31, 2007 to 59.7 days at December 31, 2008. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing activities used cash of $745.4 million in 2008, which was primarily the result of net purchases of marketable securities of $491.7 million, $82.8 million of capital equipment purchases mostly to support our research and development efforts, $150.4 million in net cash paid for the acquisition of Sunext Design and the DTV business of AMD, and $20.1 million related to contingent consideration paid to former holders of Global Locate capital stock and other rights for the attainment of certain performance goals by Global Locate. Investing activities provided cash of $54.4 million in 2007, which was primarily the result of $423.8 million provided by the net proceeds from maturities of marketable securities and proceeds of $14.0 million received in connection with an escrow settlement from our acquisition of Siliquent, offset in part by the purchase of $150.4 million of capital equipment to support our operations and the build-out and relocation of our facilities in Irvine, California and $233.3 million net cash paid for the acquisitions of LVL7, Octalica and Global Locate and other purchased intangible assets.

Our financing activities used $1.170 billion in cash in 2008, which was primarily the result of $1.284 billion in repurchases of shares of our Class A common stock pursuant to our share repurchase programs and $58.1 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $171.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $851.3 million in cash in 2007, which was primarily the result of $1.140 billion in repurchases of our Class A common stock pursuant to our share repurchase programs and $69.7 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset by $358.6 million in net proceeds received from issuances of common stock upon exercises of stock options and pursuant to our employee stock purchase plan.

During the three months ended December 31, 2008 we made a strategic decision to make a special one-time repatriation of prior earnings of certain foreign subsidiaries in the form of a $1.5 billion dividend. Approximately $0.1 billion of this dividend represented previously taxed income that was not subject to federal tax upon distribution. We utilized approximately $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards) to offset the federal tax on the remaining

$1.4 billion of dividend income, resulting in no federal income tax expense relating to the distribution. The repatriation resulted in additional state taxes of approximately $0.8 million for 2008.

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 65.2 million, 35.8 million and 7.3 million shares of Class A common stock at weighted average prices of $19.44, $32.31 and $37.53 per share, in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2007, $16.1 million was not settled in cash and was included in accrued liabilities. This amount was subsequently paid in 2008.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2008, $575.8 million was still authorized for repurchase under this plan.

Due to the decrease in the average price of our Class A common stock in 2008 as compared to the previous year, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options in 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options only to certain employees and, in most cases to issue solely restricted stock units, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.

Obligations and Commitments.  The following table summarizes our contractual payment obligations and commitments as of December 31, 2008:

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Operating leases	$106,441	$88,800	$57,265	$40,502	$28,496	$101,857	$423,361
Inventory and related purchase obligations	198,980	—	—	—	—	—	198,980
Other purchase obligations	61,118	5,638	3,079	331	—	—	70,166
Restructuring liabilities	3,342	837	—	—	—	—	4,179
Unrecognized tax benefits	21,176	—	—	—	—	—	21,176

Total	$391,057	$95,275	$60,344	$40,833	$28,496	$101,857	$717,862

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 2.8 million square feet. Our principal facilities have lease terms that expire at various dates through 2017. In March 2007 we relocated our corporate headquarters to a new facility in Irvine, which currently consists of nine buildings with an aggregate of 0.75 million square feet. The lease agreement provides a term of ten years and two months, through May 2017. We have recently entered into an agreement to occupy a tenth building in 2010, bringing the total leased space in Irvine to 0.80 million square feet. The aggregate rent of $181.4 million for the term of these leases is included in the table above.

Inventory and related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. We depend upon third party subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from subcontractors well in advance. We expect to receive and pay for these materials and services within the ensuing six months. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. To date we have not incurred significant cancellation charges.

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

In addition to the unrecognized tax benefits included in the table above, we have also recorded a liability for potential penalties and interest of $13.3 million and $1.4 million, respectively, at December 31, 2008.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, current general economic volatility, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;
•	the overall levels of sales of our products, royalty revenue and gross profit margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;
•	litigation expenses, settlements and judgments;
•	volume price discounts and customer rebates;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	royalties payable by or to us;
•	changes in our compensation policies;
•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2009 and possibly during future years;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers;
•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements.  At December 31, 2008 we had no material off-balance sheet arrangements, other than our operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2008 we had $1.898 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. With the exception of one impaired investment, at December 31, 2008 all of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies. We invest in U.S. Treasury and agency obligations, commercial paper, money market funds, corporate notes and bonds, time deposits, foreign notes and certificates of deposits. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

We account for our investments in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or SFAS 115-1. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million. In 2008 cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by SFAS 115-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the consolidated statements of income. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities. In 2008 we recorded an other-than-temporary impairment of a marketable security of $1.8 million as other expense, net, in our consolidated statement of income.

Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, the current interest rate environment may negatively impact our investment income.

In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2008, a 100 basis point increase in interest rates across all maturities would result in a $3.1 million incremental decline in the fair market value of the portfolio. As of December 31, 2007, a similar 100 basis point shift in the yield curve would have resulted in a $1.9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2008 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of the portfolio to U.S. Treasury and other government securities and time deposits, which may negatively impact our investment income, particularly in the form of declining yields.

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

We changed our independent registered public accounting firm on March 12, 2008 from Ernst & Young LLP to KPMG LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated March 18, 2008. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited Broadcom Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Broadcom Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008, and our report dated February 3, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
February 3, 2009

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

Restructuring Plan.
In light of the continuing deterioration in worldwide economic conditions, on January 28, 2009 our Board of Directors committed to a restructuring plan. The plan includes a reduction in our worldwide headcount of approximately 200 people, which represents approximately 3% of our global workforce. We began implementing the plan immediately and expect that it will be substantially completed later in 2009.

We expect to incur approximately $8.0 million to $10.0 million in restructuring costs related to the plan, primarily for severance and other charges associated with our reduction in workforce. Of the total restructuring costs, approximately $2.5 million to $4.0 million is expected to be stock-based compensation expense. We anticipate that we will recognize most of these charges in the first quarter of 2009, with a portion to be recognized later in 2009.

Dull Agreement.  On January 30, 2009 the Compensation Committee of the Board of Directors authorized Broadcom to enter into an agreement with David A. Dull, Broadcom’s Senior Advisor and former Senior Vice President, Business Affairs, General Counsel and Secretary. The agreement was executed by the parties January 30, 2009 and becomes effective February 28, 2009, subject to a 7-day revocation period provided by law to Mr. Dull. Under the agreement, Mr. Dull’s employment with Broadcom will terminate February 28, 2009.

The agreement provides the following principal benefits: (i) cash severance equal to (A) $325,000, one times Mr. Dull’s current annual base salary, plus (B) a bonus payment in the amount of $198,656 based on the performance goals attained by Broadcom for the 2008 year; (ii) 12 months of accelerated vesting of all of Mr. Dull’s outstanding stock options and restricted stock units and an extended post-service exercise period (not to exceed 12 months) in which to exercise such stock options (but not beyond the expiration dates of their respective maximum terms); and; (iii) a one time lump sum payment in the amount of $350,000 to provide Mr. Dull with funds to cover the estimated cost of continued medical care coverage for himself and his spouse and eligible dependents for a period of years. The estimated stock-based compensation expense related to the accelerated vesting and extended post-service exercise period, each as described in (ii) above is currently expected to be approximately $2.1 million. This amount was estimated using the Black-Scholes pricing model, in accordance with the provisions of SFAS 123R. For a discussion of valuation assumptions used in SFAS 123R calculations, see Note 1 to Consolidated Financial Statements. The actual value, if any, that Mr. Dull may realize on each of his options will depend on the excess of the stock price over the exercise price on the date the option is exercised and the shares underlying such option are sold. The actual value that Mr. Dull may realize with respect to his accelerated restricted stock units will depend upon the gain he realizes upon the subsequent sale of the underlying shares. There is no assurance that the actual value realized by Mr. Dull will be at or near the value estimated by the Black-Scholes model.

The foregoing severance benefits are conditioned upon Mr. Dull’s satisfaction of the following requirements: (i) delivery of a general release of all claims against Broadcom and its affiliates (except for (A) any claims that Mr. Dull may have based on his existing indemnification agreement with Broadcom and his agreements with Broadcom related to equity awards, and (B) any contribution or indemnity claims he may have against Broadcom affiliates (but not Broadcom itself) in civil actions brought against him); (ii) compliance with the non-solicitation and non-disparagement provisions of the agreement for a two year period; (iii) continued compliance with his obligations under his Confidentiality and Invention Assignment Agreement; and (iv) cooperation with respect to certain pending litigation matters.

Additionally, in the event that Mr. Dull is determined, pursuant to a nonappealable final order or determination in any judicial or administrative proceeding, to have engaged in any misconduct (as defined below) relating to any stock options or other forms of equity compensation awards granted by Broadcom, then (i) any stock options outstanding at such time due to the extended post-service exercise period provided by the agreement will terminate and cease to be outstanding and exercisable, and (ii) Broadcom will have the right to rescind (A) each exercise of stock options effected during such extended post-service exercise period, (B) each exercise, whenever effected, of any stock options that vested by reason of the vesting acceleration provisions of the agreement, and (C) the vesting of any restricted stock units due to those vesting acceleration provisions. In the event of any such rescission, Mr. Dull must repay to Broadcom the amount of any gain realized as a result of the rescinded option exercises (determined as of the time of each such exercise) or the rescission of the accelerated vesting of the restricted stock units (with such gain to be determined at the time of such rescission or, if the shares subject to those restricted stock units have been sold, then at the time of such sale). Misconduct is defined in the agreement to mean (i) any act or omission that constitutes fraud under federal or state law or (ii) conduct that constitutes a breach of Mr. Dull’s fiduciary duty to Broadcom.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors; Involvement in Certain Legal Proceedings.  The information under the caption “Election of Directors,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers and Certain Significant Employees.  The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Corporate Governance and Board Matters,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.  The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employees Directors,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

The following Broadcom consolidated financial statements, and related notes thereto, and the related Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K:

    2. Financial Statement Schedules.

The following financial statement schedule of Broadcom is filed as part of this Form 10-K:

Page

Schedule II — Consolidated Valuation and Qualifying Accounts	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited the accompanying consolidated balance sheet of Broadcom Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2008, as listed in the accompanying index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, during the year ended December 31, 2008.

/s/ KPMG LLP

Costa Mesa, California
February 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the accompanying consolidated balance sheet of Broadcom Corporation as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedule for the years ended December 31, 2007 and 2006 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcom Corporation at December 31, 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Orange County, California
January 25, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$1,190,645	$2,186,572
Short-term marketable securities	707,477	141,728
Accounts receivable (net of allowance for doubtful accounts of $5,354 in 2008 and $5,472 in 2007)	372,311	369,004
Inventory	366,106	231,313
Prepaid expenses and other current assets	114,674	125,663

Total current assets	2,751,213	3,054,280
Property and equipment, net	234,691	241,803
Long-term marketable securities	—	75,352
Goodwill	1,279,243	1,376,721
Purchased intangible assets, net	61,958	46,607
Other assets	66,160	43,430

Total assets	$4,393,265	$4,838,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$310,487	$313,621
Wages and related benefits	153,772	147,853
Deferred revenue	12,338	15,864
Accrued liabilities	240,506	253,226

Total current liabilities	717,103	730,564
Commitments and contingencies
Long-term deferred revenue	3,898	8,108
Other long-term liabilities	65,197	63,373
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 2,500,000
Issued and outstanding shares — 426,095 in 2008 and 468,858 in 2007	43	47
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 62,923 in 2008 and 68,400 in 2007	6	7
Additional paid-in capital	10,930,315	11,576,042
Accumulated deficit	(7,324,330)	(7,539,124)
Accumulated other comprehensive income (loss)	1,033	(824)

Total shareholders’ equity	3,607,067	4,036,148

Total liabilities and shareholders’ equity	$4,393,265	$4,838,193

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Net revenue	$4,658,125	$3,776,395	$3,667,818
Cost of revenue	2,213,015	1,832,178	1,795,565

Gross profit	2,445,110	1,944,217	1,872,253
Operating expense:
Research and development	1,497,668	1,348,508	1,117,014
Selling, general and administrative	543,117	492,737	504,012
Amortization of purchased intangible assets	3,392	1,027	2,347
In-process research and development	42,400	15,470	5,200
Impairment of goodwill and other long-lived assets	171,593	1,500	—
Settlement costs	15,810	—	—
Restructuring costs (reversals)	(1,000)	—	—

Income from operations	172,130	84,975	243,680
Interest income, net	52,201	131,069	118,997
Other income (expense), net	(2,016)	3,412	3,964

Income before income taxes	222,315	219,456	366,641
Provision (benefit) for income taxes	7,521	6,114	(12,400)

Net income	$214,794	$213,342	$379,041

Net income per share (basic)	$0.42	$0.39	$0.69

Net income per share (diluted)	$0.41	$0.37	$0.64

Weighted average shares (basic)	512,648	542,412	545,724

Weighted average shares (diluted)	524,208	577,682	588,318

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above (see Note 8):

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$24,997	$26,470	$24,589
Research and development	358,018	353,649	307,096
Selling, general and administrative	126,359	139,533	136,679

All historical share information has been adjusted to reflect the three-for-two stock split effected February 21, 2006 through the payment of a stock dividend of one additional share of Class A or Class B common stock, as applicable, for every two shares of such class held on the record date of February 6, 2006.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

							Accumulated
				Notes			Other
			Additional	Receivable			Comprehensive	Total
	Common Stock		Paid-In	From	Deferred	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Employees	Compensation	Deficit	(Loss)	Equity

Balance at December 31, 2005	524,321	$52	$11,474,724	$(4,743)	$(194,331)	$(8,136,243)	$1,108	$3,140,567
Elimination of deferred compensation related to the adoption of SFAS 123R	—	—	(194,331)	—	194,331	—	—	—
Shares issued pursuant to stock awards, net	29,738	3	449,590	—	—	—	—	449,593
Employee stock purchase plan	1,603	—	26,294	—	—	—	—	26,294
Repurchases of Class A common stock	(7,348)	—	(275,733)	—	—	—	—	(275,733)
Repayment of notes receivable, net	—	—	—	4,743	—	—	—	4,743
Stock-based compensation expense	—	—	468,364	—	—	—	—	468,364
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	(1,203)	(1,203)
Net income	—	—	—	—	—	379,041	—	379,041

Comprehensive income	—	—	—	—	—	—	—	377,838

Balance at December 31, 2006	548,314	55	11,948,908	—	—	(7,757,202)	(95)	4,191,666
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	—	—	—	—	—	4,736	—	4,736
Shares issued pursuant to stock awards, net	22,689	—	234,616	—	—	—	—	234,616
Employee stock purchase plan	2,044	—	55,350	—	—	—	—	55,350
Repurchases of Class A common stock	(35,789)	(1)	(1,156,279)	—	—	—	—	(1,156,280)
Stock-based compensation expense	—	—	519,652	—	—	—	—	519,652
Stock option exchange	—	—	(26,205)	—	—	—	—	(26,205)
Components of comprehensive income:
Translation adjustments	—	—	—	—	—	—	(729)	(729)
Net income	—	—	—	—	—	213,342	—	213,342

Comprehensive income	—	—	—	—	—	—	—	212,613

Balance at December 31, 2007	537,258	54	11,576,042	—	—	(7,539,124)	(824)	4,036,148
Shares issued pursuant to stock awards, net	12,573	1	34,059	—	—	—	—	34,060
Employee stock purchase plan	4,413	—	78,720	—	—	—	—	78,720
Repurchases of Class A common stock	(65,226)	(6)	(1,267,880)	—	—	—	—	(1,267,886)
Stock-based compensation expense	—	—	509,374	—	—	—	—	509,374
Components of comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	—	5,213	5,213
Translation adjustments	—	—	—	—	—	—	(3,356)	(3,356)
Net income	—	—	—	—	—	214,794	—	214,794

Comprehensive income	—	—	—	—	—	—	—	216,651

Balance at December 31, 2008	489,018	$49	$10,930,315	$—	$—	$(7,324,330)	$1,033	$3,607,067

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating activities
Net income	$214,794	$213,342	$379,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,236	64,082	43,328
Stock-based compensation expense:
Stock options and other awards	224,244	324,261	340,665
Restricted stock units issued by Broadcom	285,130	195,391	127,699
Acquisition-related items:
Amortization of purchased intangible assets	19,249	14,512	12,403
In-process research and development	42,400	15,470	5,200
Impairment of goodwill and other long-lived assets	171,593	1,500	—
Loss (gain) on strategic and other investments	6,047	1,809	(700)
Changes in operating assets and liabilities:
Accounts receivable	(3,294)	18,400	(75,423)
Inventory	(112,173)	(27,082)	(7,598)
Prepaid expenses and other assets	(11,273)	(59,691)	20,166
Accounts payable	616	13,698	(8,336)
Accrued settlement liabilities	(2,000)	(2,000)	(2,011)
Other accrued and long-term liabilities	6,046	51,625	52,951

Net cash provided by operating activities	919,615	825,317	887,385

Investing activities
Net purchases of property and equipment	(82,808)	(150,427)	(92,477)
Net cash paid for acquisitions and other purchased intangible assets	(170,541)	(219,324)	(70,050)
Purchases of strategic investments	(355)	(3,500)	(2,684)
Proceeds from sales of strategic investments	—	3,812	700
Purchases of marketable securities	(1,115,704)	(667,384)	(922,682)
Proceeds from maturities of marketable securities	624,026	1,091,228	721,713

Net cash provided by (used in) investing activities	(745,382)	54,405	(365,480)

Financing activities
Repurchases of Class A common stock	(1,283,952)	(1,140,213)	(275,733)
Proceeds from issuance of common stock	171,853	358,629	504,718
Minimum tax withholding paid on behalf of employees for restricted stock units	(58,061)	(69,676)	(28,831)
Payments on assumed debt and other obligations	—	—	(4,625)
Repayment of notes receivable by employees	—	—	3,400

Net cash provided by (used in) financing activities	(1,170,160)	(851,260)	198,929

Increase (decrease) in cash and cash equivalents	(995,927)	28,462	720,834
Cash and cash equivalents at beginning of year	2,186,572	2,158,110	1,437,276

Cash and cash equivalents at end of year	$1,190,645	$2,186,572	$2,158,110

Supplemental disclosure of cash flow information
Income taxes paid	$9,799	$6,463	$3,929

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Foreign Currency Translation

The functional currency for most of our international operations is the U.S. dollar. The functional currency for relatively few of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income (expense), net in the consolidated statements of income.

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

The following table presents details of our net revenue:

	Years Ended December 31,
	2008	2007	2006

Sales of semiconductor products	95.5%	98.2%	99.4%
Royalty and other	4.5 (1)	1.8 (1)	0.6

	100.0%	100.0%	100.0%

(1)	Includes royalties in the amounts of $149.2 million and $31.8 million in 2008 and 2007, respectively, received pursuant to a patent license agreement entered into in July 2007.

	Years Ended December 31,
	2008	2007	2006

Sales made through direct sales force	84.3%	85.0%	85.1%
Sales made through distributors	15.7	15.0	14.9

	100.0%	100.0%	100.0%

In accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We account for rebates in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of sale we accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We reverse the accrual for unclaimed rebates as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the criterion listed in (iii) in the paragraph above has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to be incorporated into its end products.

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we follow the guidance in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, or EITF 03-5. Under EITF 03-5, we are required to account for the entire arrangement as a sale of software and software-related items and follow the revenue recognition criteria in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, and related interpretations, or SOP 97-2.

In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we follow the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21.

In the arrangements described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, under both SOP 97-2 and SAB 104, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the residual fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In cases where the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

We account for our investments in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Historically we classified our cash equivalents and marketable securities as held-to-maturity. Effective February 2008 we reclassified our cash equivalents and marketable securities as available-for-sale and recorded a net unrealized gain in the amount of $0.2 million. In 2008 cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of income.

We adopted SFAS 157 in 2008 related to financial assets and liabilities. This did not have a material impact on our consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008 the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to remove certain leasing transactions from its scope. In February 2008 the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies how management’s internal assumptions should be considered in measuring fair value when (i) observable data are not present, (ii) observable market information from an inactive market should be taken into account, and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

Investments

We have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Broadcom’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. Our investments in equity securities of non-publicly traded companies qualify to be accounted for under the cost method. Under the cost method, strategic investments in which we hold less than a 20% voting interest and on which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are included in other assets on our consolidated balance sheet and are carried at fair value or cost, as appropriate. We periodically review these investments for other-than-temporary impairments based on the specific identification method and write down investments to their fair values when an other-than-temporary impairment has occurred.

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

Goodwill and Other Long-Lived Assets

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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During 2008 we reassessed the likelihood of an asset retirement obligation to return the leased properties to their original condition upon lease terminations at certain of our locations. At December 31, 2008 and 2007, our net asset retirement obligation was $3.4 million and $1.0 million, respectively.

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

In July 2006 the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statement of income as income tax expense.

Stock-Based Compensation

Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, and applied the provisions of SAB No. 107, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights under SFAS 123R on a quarterly basis. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

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

Litigation and Settlement Costs

We are involved in disputes, litigation and other legal actions. In accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

In June 2007 the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires nonrefundable advance payments for goods or services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense in 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.7 million, respectively.

Warranty

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from our initial estimates, we record the difference in the period it is identified. Actual claims are charged against the warranty reserve. See Note 2 for a summary of our warranty activity.

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

We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 11 (subject to certain exceptions). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we will receive a payment from these insurers under these insurance policies. In the three months ended June 30, 2008, due to a change in the underlying facts and circumstances related to director and officer claims, we commenced recognizing reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction to selling, general and administrative expense only when cash is actually received from our insurance carriers instead of offsetting the expenses in a quarter with a receivable from the carriers. In the six months ended June 30, 2008 we recorded a reduction of $9.5 million to selling, general and administrative expense related to insurance recoveries. No insurance proceeds were received in the second half of 2008. From inception of the securities litigation and related government investigations through December 31, 2008, we have recovered legal expenses in the amount of $26.7 million under these insurance policies, which amount we have recorded as a reduction to selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS 5. As of December 31, 2008 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 11, as of December 31, 2008 we advanced $42.0 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments. This information is provided in our statements of shareholders’ equity. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2008 and December 31, 2007 represents accumulated translation adjustments and unrecognized gains and losses on investments.

Business Enterprise Segments

We operate in one reportable operating segment, wired and wireless broadband communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

Although we had four operating segments at December 31, 2008, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

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

All of our operating segments share similar economic characteristics as they have a similar long-term business model, operate in the long-term at gross margins similar to our consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses. The causes for variation among our operating segments are the same and include factors such as (i) life cycle (including development of new products) and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. The number and composition of employees and the amounts and types of tools and materials required are similar for each operating segment. Finally, even though we periodically reorganize our operating segments based upon changes in customers, end markets or products, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the common financial goals for each operating segment remain constant.

Because we meet each of the criteria set forth in SFAS 131 and our four operating segments as of December 31, 2008 share similar economic characteristics, we have aggregated our results of operations into one reportable operating segment.

Self-Insurance

We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for aggregate claims exceeding $0.3 million per covered person for any given year.

Accruals for losses are made based on our claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 31, 2008 and 2007, our liability for our self insured benefits was $5.7 million and $5.0 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after

December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In December 2007 the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1, but do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	December 31,
	2008	2007
	(In thousands)

Work in process	$166,811	$60,479
Finished goods	199,295	170,834

	$366,106	$231,313

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2008	2007
	(In years)	(In thousands)

Leasehold improvements	1 to 10	$154,594	$140,089
Office furniture and equipment	3 to 7	25,059	24,817
Machinery and equipment	3 to 5	193,993	208,453
Computer software and equipment	2 to 4	113,501	149,459
Construction in progress	N/A	3,893	6,558

		491,040	529,376
Less accumulated depreciation and amortization		(256,349)	(287,573)

		$234,691	$241,803

In 2008, we disposed of property and equipment with a net book value of $3.8 million. In addition, we wrote down property and equipment included in our mobile platforms business group in the amount of $19.8 million in connection with our SFAS 144 review in 2008. See Note 9.

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$1,376,721	$1,185,145	$1,149,602
Goodwill recorded in connection with acquisitions (Note 3)	43,891	196,019	42,530
Contingent consideration (Note 3)	10,000	10,155	—
Impairment of goodwill (Note 9)	(149,658)	—	—
Escrow related and other (Note 3)	(1,711)	(14,598)	(6,987)

Ending balance	$1,279,243	$1,376,721	$1,185,145

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31,			December 31,
	2008			2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Completed technology	$220,669	$(190,074)	$30,595	$218,769	$(174,217)	$44,552
Customer relationships	80,366	(50,558)	29,808	49,266	(47,366)	1,900
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	9,214	(7,659)	1,555	7,614	(7,459)	155

	$313,685	$(251,727)	$61,958	$279,085	$(232,478)	$46,607

In addition to the business combinations discussed in Note 3, in 2007 we acquired purchased intangible assets that did not meet the definition of a business as defined in SFAS 141 for $3.9 million. This amount is included in completed technology in the table above.

The following table presents details of the amortization of purchased intangible assets by expense category:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$15,857	$13,485	$10,056
Operating expense	3,392	1,027	2,347

	$19,249	$14,512	$12,403

The following table presents details of estimated future straight-line amortization of purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Cost of revenue	$15,976	$13,239	$1,380	$—	$—	$30,595
Operating expense	16,572	13,959	500	332	—	31,363

	$32,548	$27,198	$1,880	$332	$—	$61,958

Accrued Liabilities

The following table presents details of our accrued liabilities:

	December 31,
	2008	2007(1)
	(In thousands)

Accrued rebates	$125,058	$132,603
Accrued taxes	15,924	10,911
Warranty reserve	11,473	23,287
Qualcomm royalty payments (Note 11)	25,467	—
Accrued payments on repurchases of Class A common stock	—	16,067
Restructuring liabilities	3,342	4,460
Other	59,242	65,898

	$240,506	$253,226

(1)	Excludes $27.0 million of deferred rent that has been reclassified to other long-term liabilities to conform to the current year presentation.

Other Long-Term Liabilities

The following table presents details of our long-term liabilities:

	December 31,
	2008	2007(1)
	(In thousands)

Accrued taxes	$26,190	$32,331
Restructuring liabilities	837	2,997
Deferred rent	32,594	27,045
Other long-term liabilities	5,576	1,000

	$65,197	$63,373

(1)	Includes $27.0 million of deferred rent that has been reclassified from accrued liabilities to conform to the current year presentation.

Accrued Rebate Activity

The following table summarizes the 2008 and 2007 activity related to accrued rebates:

	Years Ended December 31,
	2008	2007
	(In thousands)

Beginning balance	$132,603	$131,028
Charged as a reduction to revenue	236,415	222,319
Reversal of unclaimed rebates	(39,640)	(22,387)
Payments	(204,320)	(198,357)

Ending balance	$125,058	$132,603

Warranty Reserve Activity

The following table summarizes the 2008 and 2007 activity related to the warranty reserve:

	Years Ended December 31,
	2008	2007
	(In thousands)

Beginning balance	$23,287	$19,222
Charged to costs and expenses	4,998	8,435
Reversal of warranty reserves(1)	(10,600)	—
Payments	(6,212)	(4,370)

Ending balance	$11,473	$23,287

(1)	Relates to warranty costs incurred at a rate less than previously estimated.

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

The following table summarizes the activity related to our current and long-term restructuring liabilities:

Total

Restructuring liabilities at December 31, 2005	$16,221
Cash payments(2)	(5,498)

Restructuring liabilities at December 31, 2006	10,723
Liabilities assumed in acquisitions(1)	749
Cash payments(2)	(4,015)

Restructuring liabilities at December 31, 2007	7,457
Reversal of restructuring costs(3)	(1,000)
Cash payments(2)	(2,278)

Restructuring liabilities at December 31, 2008	$4,179

(1)	Although not related to our restructuring plans, we assumed additional restructuring liabilities of $0.7 million in connection with the acquisition of Global Locate, Inc. in 2007, primarily for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs.

(2)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(3)	We recorded a reversal of restructuring liabilities of $1.0 million, reflecting revised assumptions on the final facility included in the restructuring plan.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Numerator: Net income	$214,794	$213,342	$379,041

Denominator: Weighted average shares outstanding	512,741	542,485	545,889
Less: Unvested common shares outstanding	(93)	(73)	(165)

Denominator for net income per share (basic)	512,648	542,412	545,724
Effect of dilutive securities:
Unvested common shares outstanding	4	8	90
Stock awards	11,556	35,262	42,504

Denominator for net income per share (diluted)	524,208	577,682	588,318

Net income per share (basic)	$0.42	$0.39	$0.69

Net income per share (diluted)	$0.41	$0.37	$0.64

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents from outstanding stock options. There were 107.1 million, 44.4 million and 16.6 million anti-dilutive common share equivalents with corresponding weighted average exercise prices of $27.45, $34.94 and $41.02 from outstanding stock options at December 31, 2008, 2007 and 2006, respectively.

Patent License Agreement

In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments will be made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue of $149.2 million and $31.8 million under this agreement in 2008 and 2007, respectively. Up to $19.0 million of royalty revenue is currently expected to be recognized under this agreement in the quarter ending March 31, 2009.

Supplemental Cash Flow Information

In 2008 we paid $16.1 million related to 2007 share repurchases that had not settled by December 31, 2007. At December 31, 2008 there were no unsettled share repurchases. In 2007, we paid $23.0 million for capital equipment that was accrued as of December 31, 2006. In addition, in 2008 we paid $9.2 million related to capital equipment purchases that were accrued at December 31, 2007 and accrued $5.4 million for capital equipment purchases at December 31, 2008. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows. In the consolidated statement of cash flows for the year ended December 31, 2007, we increased net cash provided by operating activities and increased net cash used in investing activities by $2.6 million resulting from valuation of marketable securities to conform to the current year presentation. In the consolidated statement of cash flows for the year ended December 31, 2006, we decreased net cash provided by operating activities and decreased net cash used in investing activities by $4.3 million resulting from valuation of marketable securities to conform to the current year presentation.

3.	Business Combinations

From January 1, 2006 through December 31, 2008 we completed seven acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

A summary of the transactions as of their respective acquisition dates is outlined below:

				Shares
				Reserved
				for Stock
				Purchase	Total	Cash
	Date		Shares	Rights	Issued or	Consideration
Company Acquired	Acquired	Business	Issued	Assumed	Reserved	Paid
			(In thousands)

2008 Acquisitions
Sunext Design, Inc.	Feb. 2008	Designs optical storage semiconductor products	—	—	—	$9,939
DTV Business of AMD, Inc.	Oct. 2008	Designs and markets applications and communications processors for the digital television market	—	—	—	140,746

			—	—	—	$150,685

2007 Acquisitions
LVL7 Systems, Inc.	Jan. 2007	Network software	—	—	—	$62,459
Octalica, Inc.	May 2007	Networking technologies based on the MoCAtm standard	—	—	—	30,753
Global Locate, Inc.	Jul. 2007	GPS and assisted GPS semiconductor products, software and services	94	—	94	139,731

			94	—	94	$232,943

2006 Acquisitions
Sandburst Corporation	Mar. 2006	Packet switching and routing systems-on-a-chip	—	107	107	$71,952
Encentrus Systems, Inc.	Aug. 2006	Media center technology	—	—	—	2,129

			—	107	107	$74,081

Total Acquisitions			94	107	201	$457,709

Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements and is reflected in goodwill.

Broadcom issued 1.2 million restricted stock units with a fair value of $19.7 million to certain former employees of Advanced Micro Devices, Inc., or AMD, in connection with the acquisition of the digital TV business of AMD, or the DTV Business of AMD, and did not assume any of AMD’s equity awards. Future stock-based compensation expense related to the foregoing issuances will be $4.9 million per year over the next four years.

In connection with our acquisition of Sunext, we are required to pay up to an additional $38.0 million in future license fees and royalties related to optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in the license agreement. As of December 31, 2008 we recorded a liability of $5.2 million related to certain technologies delivered, as defined in the license agreement.

At the time of acquisition, additional cash consideration of up to $80.0 million could be paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. In 2007 and 2008 additional cash consideration in the amount of $10.2 million and $10.0 million, respectively, was paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals met during those years and $10.0 million was forfeited as a certain performance goal in 2007 was not attained. The remaining amount of additional cash consideration related to the Global Locate acquisition that could be earned in 2009 is $49.8 million.

Our primary reasons for the above acquisitions were to enter into or expand our market share in the relevant wired and wireless communications markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. The principal factor that resulted in recognition of goodwill was that the purchase price for each acquisition was based on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each acquired company’s technology or product on a standalone basis.

Allocation of Initial Purchase Consideration

We calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets
	Acquired	Goodwill and		In-Process
	(Liabilities	Purchased	Unearned	Research &	Total
	Assumed)	Intangibles	Compensation	Development	Consideration
	(In thousands)

2008 Acquisitions
Sunext	$(1,281)	$320	$—	$10,900	$9,939
DTV Business of AMD	31,075	78,171	—	31,500	140,746

	$29,794	$78,491	$—	$42,400	$150,685

2007 Acquisitions
LVL7	$1,376	$60,783	$—	$300	$62,459
Octalica	(1,235)	21,788	—	10,200	30,753
Global Locate	(6,877)	141,638	3,000	4,970	142,731

	$(6,736)	$224,209	$3,000	$15,470	$235,943

2006 Acquisitions
Sandburst	$(7,553)	$74,305	$4,427	$5,200	$76,379
Encentrus	(196)	2,325	—	—	2,129

	$(7,749)	$76,630	$4,427	$5,200	$78,508

Total Acquisitions	$15,309	$379,330	$7,427	$63,070	$465,136

The allocation of purchase price for the DTV Business of AMD has been recorded on a preliminary basis and reasonable changes are expected as additional information becomes available. A number of assumptions have been made with respect to assigned intellectual property and third party agreements. To the extent that these assumptions are revised, the preliminary allocation of the purchase price could be different from that identified above.

The equity consideration for each acquisition was calculated as follows: (i) common shares issued were valued based upon our stock price for a period commencing two trading days before and ending two trading days after the parties reached agreement and the proposed transaction was announced, and (ii) restricted common stock and employee stock options were valued in accordance with SFAS 123R for acquisitions in 2007 and 2006.

Condensed Balance Sheets

The following table presents the combined details of the unaudited condensed balance sheets of the acquired companies at the respective dates of acquisition at their respective fair values:

	2008	2007	2006
	Acquisitions	Acquisitions	Acquisitions
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$299	$3,519	$4,031
Accounts receivable, net	13	4,581	44
Inventory	22,620	1,437	625
Prepaid expenses and other current assets	5,806	900	964

Total current assets	28,738	10,437	5,664
Property and equipment, net	4,381	2,051	374
Other assets	1,492	11	9

Total assets	$34,611	$12,499	$6,047

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34	$5,807	$4,636
Wages and related benefits	1,496	1,746	541
Accrued liabilities	746	8,430	3,257
Short-term debt	—	—	4,625

Total current liabilities	2,276	15,983	13,059
Long-term liabilities	—	389	—
Total shareholders’ equity (deficit)	32,335	(3,873)	(7,012)

Total liabilities and shareholders’ equity (deficit)	$34,611	$12,499	$6,047

In connection with the above acquisitions, we incurred acquisition costs of $2.5 million, $2.9 million and $0.7 million in 2008, 2007 and 2006, respectively.

Goodwill and Purchased Intangible Assets

The following table presents the combined details of the total goodwill and purchased intangible assets of the acquired companies at the respective dates of acquisitions:

		2008	2007	2006
	Useful Life	Acquisitions	Acquisitions	Acquisition
	(In years)		(In thousands)

Goodwill	N/A	$43,891	$196,019	$42,530
Purchased intangible assets (finite lives):
Completed technology	2 to 5	1,900	28,070	30,700
Customer relationships	2 to 5	31,100	—	3,000
Other	1 to 4	1,600	120	400

		$78,491	$224,209	$76,630

Goodwill increased by $10.0 million and $10.2 million in 2008 and 2007, respectively, upon the satisfaction of certain performance goals related to our Global Locate acquisition. In addition, in 2006 we received $14.0 million in connection with an escrow settlement from our prior acquisition of Siliquent Technologies Inc., which resulted in a corresponding reduction of goodwill.

In connection with the acquisition of the DTV Business of AMD, we recorded a purchased intangible asset of $31.1 million related to customer relationships. Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products to existing customers. We will amortize customer relationships on a straight-line basis over an average estimated life of two years.

In-Process Research and Development

In-process research and development, or IPR&D totaled $42.4 million, $15.5 million and $5.2 million for acquisitions completed in 2008, 2007 and 2006, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The IPR&D charge includes only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets. We believe the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2008, 2007 and 2006:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2008 Acquisitions
Sunext	Blu-ray application	49%	1.0	$4.3	20%	$10.9
DTV Business of AMD	Xilleon product line	82	1.0	6.9	24	31.5
2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31	1.0	7.8	21	0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0

As of the respective acquisition dates, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2008 development projects for our DTV business acquisition in 2008 were still in process. We completed all other development projects related to acquisitions. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Supplemental Pro Forma Data (Unaudited)

The pro forma data of Broadcom set forth below gives effect to acquisitions completed in 2008 and 2007 as if they had occurred at the beginning of 2007 and includes amortization of purchased intangible assets, but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of our future operations or of the results that would have actually been attained had the acquisitions taken place at the beginning of 2007.

	Years Ended
	December 31,
	2008	2007
	(In thousands, except per share data)

Pro forma net revenue	$4,730,868	$3,939,004

Pro forma net loss	$(293,325)	$(396,578)

Pro forma net loss per share (basic and diluted)	$(0.57)	$(0.73)

Pro forma net loss includes charges for the impairment of goodwill and purchased intangible assets of $432.0 million and $476.0 million in 2008 and 2007, respectively. These charges were incurred by the DTV Business of AMD prior to our acquisition thereof in October 2008.

4.	Investments

Marketable Securities

At December 31, 2008 we had $1.898 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. With the exception of one impaired investment, at December 31, 2008 all of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies. In 2008 we recorded an other-than-temporary impairment on this investment of $1.8 million, which was recorded as other expense, net.

A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)

December 31, 2008
Cash	$88,366	$—	$—	$88,366
Time deposits	273,654	—	—	273,654
U.S. Treasury and agency money market funds	828,586	—	—	828,586
U.S. Treasury and agency obligations	—	703,722	—	703,722
Commercial paper and corporate bonds	—	3,755	—	3,755
Institutional money market funds	39	—	—	39

	$1,190,645	$707,477	$—	$1,898,122

December 31, 2007
Cash	$25,116	$—	$—	$25,116
Time deposits	669,786	—	—	669,786
U.S. Treasury and agency money market funds	755,000	—	—	755,000
U.S. Treasury and agency obligations	33,706	52,098	70,123	155,927
Commercial paper and corporate bonds	77,313	89,630	5,229	172,172
Institutional money market funds	625,651	—	—	625,651

	$2,186,572	$141,728	$75,352	$2,403,652

The following table shows the gross unrealized gains and losses and fair values for those investments as of December 31, 2008 aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2008
U.S. Treasury and agency obligations	$698,910	$4,814	$(2)	$703,722
Commercial paper and corporate bonds	3,354	401	—	3,755

	$702,264	$5,215	$(2)	$707,477

All of our cash and cash equivalents and short-term marketable securities had maturities of one year or less at December 31, 2008.

As of December 31, 2008 we had two investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at December 31, 2008 are temporary in nature. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Strategic Investments

In 2008 we recorded net losses on strategic investments of $4.3 million, which eliminated the carrying values of our investments in equity securities of privately held companies. In 2007 and 2006 we recorded net gains on strategic investments in amounts of $1.8 million and $0.7 million, respectively. These gains and losses were included in other income (expense), net, in the consolidated statements of income.

5.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$(424,374)	$(146,945)	$(336,441)
Foreign	646,689	366,401	703,082

	$222,315	$219,456	$366,641

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to our provision (benefit) for income taxes follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Statutory federal provision for income taxes	$77,810	$76,809	$128,324
Increase (decrease) in taxes resulting from:
In-process research and development	3,815	5,415	1,820
Impairment of goodwill	20,779	—	—
State taxes, net of federal benefit	394	(1,108)	1,086
Refundable research and development credit	(3,000)	—	—
Benefit of tax credits	(42,087)	(70,104)	(52,432)
Valuation allowance changes affecting income tax expense	(504,723)	60,778	56,140
Reversal of taxes previously accrued	(6,498)	(6,000)	(29,800)
Tax rate differential on foreign earnings	(145,779)	(112,633)	(145,639)
Stock-based compensation expense	91,253	52,251	24,432
Foreign dividend distribution	491,240	—	—
Other	24,317	706	3,669

Provision (benefit) for income taxes	$7,521	$6,114	$(12,400)

The income tax provision (benefit) consists of the following components:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$(2,966)	$—	$(27,100)
State	606	(1,704)	1,670
Foreign	11,649	7,935	6,948

	9,289	6,231	(18,482)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,768)	(117)	6,082

	(1,768)	(117)	6,082

	$7,521	$6,114	$(12,400)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Research and development tax credit carryforwards	$533,800	$467,791
Foreign tax credit carryforwards	46,155	—
Capitalized research and development costs	203,027	215,634
Net operating loss carryforwards	212,874	835,135
Reserves and accruals not currently deductible for tax purposes	46,684	52,432
Stock-based compensation and purchased intangible assets	164,582	156,723
Other	42,983	29,323

Gross deferred tax assets	1,250,105	1,757,038
Valuation allowance	(1,242,610)	(1,753,769)

Deferred tax assets, net	7,495	3,269
Deferred tax liabilities	—	—

Net deferred tax assets	$7,495	$3,269

Broadcom operates under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $284.0 million, $239.3 million and $256.0 million for 2008, 2007 and 2006, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.54, $0.41 and $0.44 for 2008, 2007 and 2006, respectively. In 2008 we recorded $145.8 million benefit for tax rate differential on foreign earnings. This amount is net of a $72.6 million tax provision relating to income allocation adjustments to higher taxing jurisdictions.

During the three months ended December 31, 2008 we made a strategic decision to make a special one-time repatriation of prior earnings of certain foreign subsidiaries in the form of a $1.5 billion dividend. Approximately $0.1 billion of this dividend represented previously taxed income that was not subject to federal tax upon distribution. We utilized approximately $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards) to offset the federal taxes on the remaining

$1.4 billion of dividend income, resulting in no federal income tax expense relating to the distribution. The repatriation resulted in additional state taxes of $0.8 million for 2008.

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.5 million and $3.3 million in 2008 and 2007, respectively.

As a result of SFAS 123R, our deferred tax assets at December 31, 2008 and 2007 do not include $630.8 million and $627.0 million, respectively, of excess tax benefits from employee stock option exercises that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. Shareholders’ equity will be increased by $630.8 million if and when such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2008 will be accounted for as follows: approximately $1.232 billion will be recognized as a reduction of income tax expense and $10.6 million will be recorded as an increase in equity. In 2008 we recorded a $2.5 million increase in foreign deferred tax assets relating to acquisitions for which the tax benefits were recorded directly to goodwill.

At December 31, 2008 we had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $1.720 billion, $1.422 billion, $44.4 million and $9.4 million, respectively. A valuation allowance has been provided on virtually all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2017 and 2027. If unutilized, the state net operating loss carryforwards will expire between 2009 and 2018. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2008 we had Canadian scientific research and experimental development expenditures of $14.3 million available for tax deduction in future tax years, for which a valuation allowance of $10.7 million has been provided. These future tax deductions can be carried forward indefinitely.

At December 31, 2008 we had foreign tax credit carryforwards of approximately $46.2 million, and federal, state and Canadian research and development credit carryforwards of approximately $352.6 million, $378.6 million and $8.2 million, respectively. A valuation allowance has been provided on virtually all of these credit carryforwards. These foreign tax credit carryforwards expire between 2013 and 2018, and these research and development credit carryforwards expire between 2017 and 2028, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

At December 31, 2008, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $616.4 million in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through the undistributed book earnings of these foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the current existence of domestic net operating loss and credit carryforwards.

Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

On January 1, 2007 we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and a $4.7 million reduction in accumulated deficit as of January 1, 2007. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. Our unrecognized tax benefits at December 31, 2008 and December 31, 2007 relate to various foreign jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2008	$21,600
Increases related to current year tax positions	2,792
Expiration of the statutes of limitation for the assessment of taxes	(3,646)
Other	430

Balance at December 31, 2008	$21,176

The unrecognized tax benefits of $21.2 million at December 31, 2008 included $19.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We reversed penalties and interest of $2.5 million and $0.6 million, respectively, during 2008, resulting from the expiration of statutes of limitation. We also accrued potential penalties and interest of $1.6 million and $0.6 million, respectively, related to these unrecognized tax benefits during 2008, and in total, as of December 31, 2008, we recorded a liability for potential penalties and interest of $13.3 million and $1.4 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we generated federal research and development tax credits for the year ended December 31, 2008. We recognized a refundable federal tax benefit of $3.0 million in 2008 for a portion of these credits pursuant to a provision contained in The Housing Assistance Act of 2008, which was signed into law July 30, 2008. The remaining research and development tax credits generated in 2008 will be carried over to future periods. No benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. deferred tax assets as of December 31, 2008.

6.	Commitments

We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. Each of these facilities includes administration, sales and marketing, research and development and operations functions. In addition to our principal design facilities in Irvine and Santa Clara County, we lease design facilities throughout the United States. Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in several other countries.

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 2.8 million square feet. Our principal facilities have lease terms that expire at various dates through 2017. In March 2007 we relocated our corporate headquarters to a new facility in Irvine, which currently consists of nine buildings with an aggregate of 0.75 million square feet. The lease agreement provides a term of ten years and two months, through May 2017. We have recently entered into an agreement to occupy a tenth building in 2010, bringing the total leased space in Irvine to 0.80 million square feet. The aggregate rent of $181.4 million for the term of these leases is included in the table below.

Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Operating leases	$106,441	$88,800	$57,265	$40,502	$28,496	$101,857	$423,361
Inventory and related purchase obligations	198,980	—	—	—	—	—	198,980
Other purchase obligations	61,118	5,638	3,079	331	—	—	70,166
Restructuring liabilities	3,342	837	—	—	—	—	4,179
Unrecognized tax benefits	21,176	—	—	—	—	—	21,176

Total	$391,057	$95,275	$60,344	$40,833	$28,496	$101,857	$717,862

Facilities rent expense in 2008, 2007 and 2006 was $68.0 million, $65.2 million and $56.7 million, respectively.

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

In addition to the unrecognized tax benefits included in the table above, we have also recorded a liability for potential penalties and interest of $13.3 million and $1.4 million, respectively, at December 31, 2008.

7.	Shareholders’ Equity

Common Stock

At December 31, 2008 we had 2,500,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2008, 2007 and 2006, 6.1 million shares, 6.4 million shares and 2.7 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation. In June 2006 we clarified that we are only authorized to issue 6,432,161 shares of convertible preferred stock and eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of our initial public offering.

Share Repurchase Programs

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 65.2 million, 35.8 million and 7.3 million shares of Class A common stock at weighted average prices of $19.44, $32.31 and $37.53 per share, in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2007, $16.1 million was not settled in cash and was included in accrued liabilities. This amount was subsequently paid in 2008.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2008, $575.8 million was still authorized for repurchase under this program.

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

Registration Statements

We have filed a shelf registration statement on SEC Form S-4. The registration statement enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to this registration statement.

8.	Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, employees may purchase shares of our Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. Shares of Class A common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months, subject to an additional 3-month extension under certain circumstances. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date, (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding, and

(iii) the maximum number of shares of Class A common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 4.0 million shares. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to a percentage of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

In March 2007 the Board of Directors approved an amendment and restatement of the ESPP, as previously amended and restated, to increase the limitation on the amount by which the share reserve of the plan is to automatically increase each year to not more than 10 million shares of Class A common stock. This amendment and restatement was approved by the shareholders at the Annual Meeting of Shareholders held in May 2007.

In March 2008 the Board of Directors approved an amendment and restatement of the ESPP, as previously amended and restated, to (i) extend the term of the plan through April 30, 2018, (ii) increase the number of shares of Class A common stock that will be automatically added to the share reserve on the first trading day of January in each calendar year from 1.00% to 1.25% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, and (iii) effect various technical revisions. This amendment and restatement was approved by the shareholders at the Annual Meeting of Shareholders held in June 2008.

In 2008, 2007 and 2006, 4.4 million, 2.0 million and 1.6 million shares, respectively, were issued under this plan at average per share prices of $17.84, $27.07 and $16.40, respectively. At December 31, 2008, 10.8 million shares were available for future issuance under this plan.

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

In March 2007, the Board of Directors approved an amendment and restatement of the 1998 Plan to increase the limitation on the amount by which the share reserve of the 1998 Plan is to automatically increase each year to not more than 45 million shares of Class A common stock. This amendment and restatement was approved by the shareholders at the Annual Meeting of Shareholders held in May 2007.

In February 2008 the Board of Directors approved an amendment and restatement of the 1998 Plan, as previously amended and restated, to (i) revise the Director Automatic Grant Program in effect for non-employee directors under the plan, (ii) extend the term of the plan through March 12, 2018, (iii) revise the adjustments that may be made to certain performance criteria that may serve as the vesting conditions for performance-based awards made under the plan, and (iv) effect various technical revisions to facilitate plan administration. This amendment and restatement was approved by the shareholders at the Annual Meeting of Shareholders held in June 2008.

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

In addition, we grant restricted stock units as part of our regular annual employee equity compensation review program as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of our Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant. On a limited basis, we grant certain restricted stock units that vest in their entirety after three years.

In connection with our acquisitions, we have assumed stock options granted under stock option plans or agreements established by each acquired company. As of December 31, 2008, 1.4 million and 0.1 million shares of Class A and Class B common stock, respectively, were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2008, 2007 and 2006 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2005	142,108	$.01 - $81.50	$19.00	$18.55
Options granted under the 1998 Plan	17,939	23.11 - 48.63	40.2	12.33
Options assumed in acquisition	107	5.26 - 40.49	7.7	41.31
Options cancelled	(6,294)	.01 - 48.63	20.9	15.02
Options exercised	(27,975)	.01 - 38.17	17.1	19.39

Balance at December 31, 2006	125,885	.01 - 81.50	22.4	17.65
Options granted under the 1998 Plan	21,882	27.96 - 37.30	32.8	10.72
Options cancelled	(3,607)	1.47 - 48.63	30.2	10.91
Options exercised	(18,018)	.01 - 41.15	16.9	14.08

Balance at December 31, 2007	126,142	.01 - 81.50	25.0	15.81
Options granted under the 1998 Plan	7,229	14.90 - 28.75	25.8	10.19
Options cancelled	(4,423)	.01 - 78.92	30.5	11.43
Options exercised	(6,678)	.01 - 28.30	13.8	15.29

Balance at December 31, 2008	122,270	$.01 - $81.50	$25.42	$15.66

At December 31, 2008 outstanding options to purchase 97.6 million shares were exercisable with an average per share exercise price of $23.74. The weighted average remaining contractual lives of options outstanding and of options exercisable as of December 31, 2008 were 5.9 years and 5.4 years, respectively.

The total pretax intrinsic value of options exercised in 2008 was $61.4 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $16.97 on December 31, 2008, the total pretax intrinsic value of all outstanding options was $88.3 million. The total pretax intrinsic value of exercisable options at December 31, 2008 was $88.0 million.

Restricted stock unit activity in 2008, 2007 and 2006 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2005	7,090	$23.48
Restricted stock units granted under the 1998 Plan	8,921	40.22
Restricted stock units cancelled	(681)	31.83
Restricted stock units vested	(2,630)	30.24

Balance at December 31, 2006	12,700	33.39
Restricted stock units granted under the 1998 Plan	12,232	32.84
Restricted stock units cancelled	(1,172)	33.05
Restricted stock units vested	(6,707)	32.19

Balance at December 31, 2007	17,053	33.50
Restricted stock units granted under the 1998 Plan	20,537	24.39
Restricted stock units cancelled	(1,446)	30.56
Restricted stock units vested	(8,522)	30.93

Balance at December 31, 2008	27,622	$27.61

The total pretax intrinsic value of restricted stock units that vested in 2008 was $144.6 million. Based on the closing price of our Class A common stock of $16.97 on December 31, 2008, the total pretax intrinsic value of all outstanding restricted stock units was $468.7 million.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$24,997	$26,470	$24,589
Research and development	358,018	353,649	307,096
Selling, general and administrative	126,359	139,533	136,679

	$509,374	$519,652	$468,364

The amount of unearned stock-based compensation currently estimated to be expensed from 2009 through 2012 related to unvested share-based payment awards at December 31, 2008 is $1.017 billion. Of this amount, $463.2 million, $318.0 million, $183.6 million and $52.4 million are currently estimated to be recorded in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.4 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2008	2007	2006	2008	2007	2006

Expected life (in years)	4.23	3.20	3.17	1.78	1.33	0.51
Volatility	0.45	0.39	0.36	0.53	0.40	0.35
Risk-free interest rate	2.88%	4.54%	4.93%	1.96%	4.98%	4.78%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$10.19	$10.72	$12.33	$8.91	$10.95	$10.81

The weighted average fair values per share of the restricted stock units awarded in 2008, 2007 and 2006 were $24.39, $32.84 and $40.22, respectively, calculated based on the fair market value of our Class A common stock on the respective grant dates.

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

In March 2007 we offered to amend or replace options affected by the change in measurement dates by adjusting the exercise price of each such option to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date applied to that option as a result of our equity award review or (ii) the closing selling price per share of our Class A common stock on the date on which the option would be amended. If the adjusted exercise price for an affected option was lower than the original exercise price, that option was not amended but instead was replaced with a new option that had the same exercise price, vesting schedule and expiration date as the affected option, but a new grant date. The offer expired April 20, 2007. Participants whose options were amended pursuant to the offer were paid a special cash payment with respect to those options. The amount paid was determined by multiplying (i) the amount of the increase in exercise price by (ii) the number of shares for which options were amended. We made payments of $29.6 million in January 2008 to reimburse the affected optionholders for the increases in their exercise prices. A liability was recorded for these payments and included in wages and related benefits as of December 31, 2007.

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

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2008:

Number of Shares
(In thousands)

Stock options outstanding	122,270
Authorized for future grants under stock incentive plans	62,086
Authorized for future issuance under stock purchase plan	10,833
Restricted stock units outstanding	27,622

222,811

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. In 2006 we adopted a limited matching contribution policy. Under this policy, we made $6.1 million, $6.1 million and $2.5 million in contributions to participants in this plan in 2008, 2007 and 2006, respectively.

9.	Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill as required under SFAS 142 in October 2008, 2007 and 2006. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to its estimated fair value. At October 1, 2008, 2007 and 2006, we had four reporting units as determined and identified in accordance with SFAS 142.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed to our Board of Directors. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 15% to 17%, and terminal value growth rates ranging from 4% to 5%. Publicly available information regarding the market capitalization of Broadcom was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Upon completion of the October 2007 and 2006 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the four reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of our mobile platforms business group exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill of the mobile platforms business group.

In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the mobile platforms business as of October 1, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the mobile platforms business group over the amounts assigned to its assets and liabilities. The impairment loss for the mobile platforms business group was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our mobile platforms business group.

We also reviewed other long-lived tangible assets for impairment in accordance with SFAS 144. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized appraisals to assess the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on the results of this assessment, we recorded an impairment charge of $19.8 million related to the property and equipment of our mobile platforms business group in the three months ended December 31, 2008.

The primary factors contributing to these impairment charges were the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization. We adjusted our assumptions used to calculate the estimated fair value of the mobile platforms business group to account for these macroeconomic changes.

10.	Settlement Costs

In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. For further discussion of litigation matters, see Note 11.

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

In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December 2007 the ITC instituted an investigation based upon the allegations made in our complaint. A hearing in the matter occurred in April 2008. An initial determination on this matter is expected in August 2009.

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

A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our consolidated statements of income. Qualcomm has requested that the USPTO reexamine two of the infringed patents. In December 2007 the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction includes a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. The court amended the injunction in February 2008 and again in March 2008. The court entered final judgment against Qualcomm in March 2008, setting compensatory damages at $22.8 million, plus pre-judgment and post-judgment interest. In April, July, and October 2008 Qualcomm paid Broadcom royalties pursuant to the terms of the amended injunction, which payments have been recorded as a liability in our consolidated financial statements. See Note 2. In August and November 2008 the court issued orders holding Qualcomm in contempt of the permanent injunction. In September 2008 the United States Court of Appeals for the Federal Circuit affirmed the judgment against Qualcomm with respect to two of the patents, but reversed the judgment as to the third. Qualcomm has petitioned the appeals court to rehear the case. Also in September, the court lifted the stay entered in December 2006 on a fourth patent. Trial on that patent is set for September 2009.

In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. In January 2008 the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees and costs. In January 2008 Qualcomm paid Broadcom $8.6 million pursuant to that award, which amount has been reflected as a reduction of legal expense included in selling, general and administrative expense in 2008.

In December 2008 an appeals court upheld the District Court’s finding that the asserted patents were unenforceable against products that practice the industry standard at issue. Qualcomm has petitioned the appeals court to rehear the case.

In October 2008 we filed a complaint against Qualcomm in the United States District Court for the Southern District of California seeking a declaratory judgment that Qualcomm’s sales and licensing practices amount to patent misuse, that Qualcomm patents are exhausted by Qualcomm’s practices, and that Qualcomm patents and patent licenses are unenforceable. In November 2008 Qualcomm filed a motion to dismiss the case, which is set to be argued in February 2009. No trial date has been set.

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

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited, referred to collectively as the SiRF Defendants, asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products such as personal navigation devices and GPS-enabled cellular telephones that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In May 2007 the ITC instituted an investigation of the SiRF Defendants based upon the allegations made in the Global Locate complaint. A hearing was held in April and May 2008. In August 2008 the administrative law judge issued an initial determination finding that SiRF and the other SiRF Defendants infringed each of Global Locate’s six patents, and that each of the six patents was not invalid and issued a recommended determination on remedy and bonding. In October 2008 the ITC determined, in part, not to review the administrative law judge’s initial determination finding violation of three of Global Locate’s patents. The ITC also decided to review the administrative law judge’s initial determination that three other Global Locate patents were infringed by SiRF.

In January 2009 the Commission issued a Final Determination and upheld the ITC administrative law judge’s August 2008 initial determination finding that SiRF and the other SiRF respondants infringe six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the other SiRF Defendants from engaging in certain activities related to the infringing chips. The ITC orders are subject to a 60-day Presidential review period during which the President will decide whether to let the ITC orders stand or be overturned,

In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. Discovery is ongoing. Trial has been set for November 2010.

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

Securities Litigation and Related Matters.  From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the members of our Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our consolidated financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.

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

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. On February 2, 2009 these motions were denied except with respect to E&Y and the current Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which is still being considered. We intend to defend the consolidated class action vigorously.

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

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations, particularly as the defendants in the criminal and civil actions described below prepare to go to trial in 2009. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to these matters. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we will receive a payment from these insurers under these insurance policies. Nonetheless, if our coverage under these policies is further reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

In October 2008 Randy Lee Soderstrom, alleged to have been employed by a former contractor of Broadcom and presently a prisoner in a California state prison, attempted to file a complaint entitled Soderstrom v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, David Dull, Broadcom Corporation (Case No. SACV08-01099), which was barred by the United States District Court, Central District of California. In November 2008 a substantially similar complaint with the same caption was filed by the same plaintiff in the United States District Court for the Northern District of California (Case No. CV 08 5310 PVT). In his complaint, as amended, the plaintiff seeks relief under the Racketeering Influenced and Corrupt Organizations Act (RICO). The complaint makes allegations relative to conduct similar to that which is alleged in the Options Derivative Actions and Option Class Actions discussed above, and the SEC and United States Attorney’s Office investigations discussed below, but also contains certain different allegations. The plaintiff is representing himself in this action. In January 2009 defendant Broadcom filed a motion to dismiss. In response, the plaintiff filed a First Amended Complaint. We will seek dismissal of that complaint as well. We intend to defend this action vigorously.

SEC Formal Order of Investigation and United States Attorney’s Office Investigation.  In June 2006 we received an informal request for information from the staff of the Los Angeles regional office of the SEC regarding our historical option granting practices. In December 2006 the SEC issued a formal order of investigation and a subpoena for the production of documents. In 2007 we provided substantial amounts of documents and information to the SEC on a voluntary basis. In addition, we have produced documents pursuant to subpoenas. In July 2007 we received a “Wells Notice” from the SEC in connection with this investigation. Our then Chairman of the Board of Directors and Chief Technical Officer, Dr. Henry Samueli, also received a Wells Notice at that time. In August 2007 our then Senior Vice President, Business Affairs and General Counsel, David A. Dull, also received a Wells Notice. The Wells Notices provide notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the recipients for possible violations of the securities laws. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we paid a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California Court in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.

In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli, Mr. Dull and two other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleges that Dr. Samueli and Mr. Dull, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require Mr. Dull and another defendant to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. Pending resolution of the SEC action, Dr. Samueli has taken a leave of absence from his position as an executive officer of Broadcom and he resigned from his position as Chairman and a member of the Board of Directors. In January 2009 we entered into an agreement with Mr. Dull pursuant to which his employment will terminate February 28, 2009. We do not know when the investigation will be resolved with respect to Dr. Samueli and/or Mr. Dull or what actions, if any, the SEC may require either to take in resolution of the investigation against them personally.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. We are continuing to cooperate with the U.S. Attorney’s Office in 2009. In June 2008 Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock options backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

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

General.  We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the year ended December 31, 2008 we settled a patent infringement claim for $3.8 million and recorded the settlement cost in our consolidated statements of income.

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

12.  Significant Customer, Supplier and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended December 31,
	2008	2007	2006

Motorola	*	11.2%	15.4%
Cisco(1)	*	*	11.2
Five largest customers as a group	35.8%	39.7%	46.5%

*	Less than 10% of net revenue.

(1)	Includes sales to Scientific-Atlanta, which was acquired by Cisco in February 2006, for all periods presented.

No other customer represented more than 10% of our annual net revenue in these years.

Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Years Ended
	December 31,
	2008	2007	2006

Asia (primarily in Japan, Korea, China and Taiwan)	29.5%	26.5%	19.5%
Europe (primarily in Finland, France and the United Kingdom)	10.5	8.5	8.4
Other	0.5	0.5	0.3

	40.5%	35.5%	28.2%

Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Years Ended December 31,
	2008	2007	2006

Asia (primarily in China, Hong Kong, Taiwan, Japan and Singapore)	83.5%	81.2%	79.2%
Europe (primarily in Hungary, Germany and Sweden)	2.7	2.9	3.3
Other	2.5	3.3	4.0

	88.7%	87.4%	86.5%

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

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2008, $32.2 million of our long-lived assets (excluding goodwill and purchased intangible assets) was located outside the United States.

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

					Diluted Net
			Net		Income
	Net	Gross	Income		(Loss)
	Revenue	Profit	(Loss)		Per Share
	(In thousands, except per share data)

Year Ended December 31, 2008
Fourth Quarter	$1,126,509	$568,712	$(159,215	)(1)	$(0.32)
Third Quarter	1,298,475	679,016	164,906	(2)	0.31
Second Quarter	1,200,931	646,335	134,789	(3)	0.25
First Quarter	1,032,210	551,047	74,314	(4)	0.14
Year Ended December 31, 2007
Fourth Quarter	$1,027,035	$538,813	$90,335	(5)	$0.16
Third Quarter	949,959	483,989	27,760	(6)	0.05
Second Quarter	897,920	460,883	34,256	(7)	0.06
First Quarter	901,481	460,532	60,991	(8)	0.10

(1)	Includes impairment of goodwill and other long-lived assets of $169.4 million and IPR&D of $31.5 million.

(2)	Includes other-than-temporary impairment on marketable securities of $1.8 million and loss on strategic investment of $2.5 million.

(3)	Includes impairment on intangible assets of $1.9 million, restructuring reversal of $1.0 million, loss on a strategic investment of $1.8 million, and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.4 million.

(4)	Includes IPR&D of $10.9 million and settlement costs of $15.8 million.

(5)	Includes gain on strategic investments of $3.0 million.

(6)	Includes IPR&D of $5.0 million and loss on strategic investments of $2.1 million.

(7)	Includes IPR&D of $10.2 million and income tax benefits from adjustments to tax reserves of certain foreign subsidiaries or various foreign jurisdictions of $4.6 million.

(8)	Includes IPR&D of $0.3 million, impairment of other intangible assets of $1.5 million, loss on strategic investments of $2.6 million and charges related to the equity award review in the amount of $3.4 million.

14.	Subsequent Event

In light of the continuing deterioration in worldwide economic conditions, on January 28, 2009 our Board of Directors committed to a restructuring plan. The plan includes a reduction in our worldwide headcount of approximately 200 people, which represents approximately 3% of our global workforce. We began implementing the plan immediately and expect that it will be substantially completed later in 2009.

We expect to incur approximately $8.0 million to $10.0 million in restructuring costs related to the plan, primarily for severance and other charges associated with our reduction in workforce. Of the total restructuring costs, approximately $2.5 million to $4.0 million is expected to be stock-based compensation expense. We anticipate that we will recognize most of these charges in the first quarter of 2009, with a portion to be recognized later in 2009.

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

2	.1†	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008	10-Q	000- 23993	2.1	10/22/2008
2.2		Amendment No. 1 to Asset Purchase Agreement, dated as of October 27, 2008, among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc.	8-K	000- 23993	2.1	10/31/2008
3.1		Second Amended and Restated Articles of Incorporation filed on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	2008 Base Salaries and 2007 Bonus Payments for Certain Executive Officers	8-K	000- 23993	10.1	03/11/2008
10	.2*	2008 Increase to Base Salary for Vice President & Corporate Controller	8-K	000- 23993	N/A	07/10/2008
10	.3*	Performance Bonus Plan (as amended and restated April 24, 2008)					X
10	.4*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.5*	Amendment to Letter Agreement dated December 16, 2005 between the registrant and Scott A. McGregor	10-K	000- 23993	10.5	02/14/2006
10	.6*	Second Amendment dated August 12, 2008 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.4	10/22/2008
10	.7*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.8*	Amendment dated August 12, 2008 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.5	10/22/2008
10	.9*	Form of Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Thomas F. Lagatta	10-Q	000- 23993	10.6	10/22/2008
10	.10*	Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.7	10/22/2008
10	.11*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008					X
10	.12*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006	10-K	000- 23993	10.8	02/20/2007
10	.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.14*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.15*	1998 Stock Incentive Plan (as amended and restated March 12, 2008)	10-Q	000- 23993	10.1	07/23/2008
10	.16*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.17*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, Scott A. McGregor and Robert L. Tirva.					X
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Stock Option Annual Awards)	10-Q	000- 23993	10.1	05/02/2006
10	.19*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Stock Option Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.20*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.21*	1998 Stock Incentive Plan form of Stock Option Agreement for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, Scott A. McGregor and Robert L. Tirva					X
10	.22*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement					X
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, and Robert L. Tirva					X
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor					X
10	.26*	Form of Amendment Agreement effective January 1, 2009 to Restricted Stock Unit Issuance Agreement(s) for executive officers (for RSUs not governed by the Special RSU Program)					X
10	.27*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-Q	000- 23993	10.3	10/22/2008
10	.28*	Form of Amendment Agreement effective January 1, 2009 to Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)					X

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.29*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)					X
10	.30*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)					X
10	.31*	1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)	10-Q	000- 23993	10.2	07/23/2008
10	.32*	Amendment No. 1 and No. 2, each dated October 2008 to 1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)					X
10	.33*	2007 International Employee Stock Purchase Plan (as amended and restated March 12, 2008) along with Amendment No. 1 and No. 2 thereto, each dated October 2008					X
10.34		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.35		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.36		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10	.37*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.38††	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.	10-Q	000- 23993	10.3	10/24/2007
10	.39†	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.1	10/22/2008
10	.40†	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.2	10/22/2008
10.41		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.43		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant					X
10.44		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.45††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.46		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.47		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.48		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.49		First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1		Subsidiaries of the Company					X
23.1		Consent of KPMG LLP					X
23.2		Consent of Ernst & Young LLP					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Date: February 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2009

/s/ Eric K. Brandt Eric K. Brandt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2009

/s/ Robert L. Tirva Robert L. Tirva	Vice President and Corporate Controller (Principal Accounting Officer)	February 3, 2009

/s/ George L. Farinsky George L. Farinsky	Director	February 3, 2009

/s/ Nancy H. Handel Nancy H. Handel	Director	February 3, 2009

/s/ Eddy W. Hartenstein Eddy W. Hartenstein	Director	February 3, 2009

/s/ John E. Major John E. Major	Chairman of the Board	February 3, 2009

/s/ William T. Morrow William T. Morrow	Director	February 3, 2009

/s/ Alan E. Ross Alan E. Ross	Director	February 3, 2009

/s/ Robert E. Switz Robert E. Switz	Director	February 3, 2009

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
BROADCOM CORPORATION

	Balance at	Charged (Credited)	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,472	$143	$—	$(261)	$5,354
Sales returns	3,245	22,327	—	(21,299)	4,273
Pricing allowances	1,665	(580)	—	—	1,085
Reserve for excess and obsolete inventory	34,426	29,874	6,897	(10,517)	60,680
Reserve for warranty	23,287	(5,602)	—	(6,212)	11,473
Restructuring liabilities	7,457	(1,000)	—	(2,278)	4,179

Total	$75,552	$45,162	$6,897	$(40,567)	$87,044

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,894	$(1,576)	$386	$(232)	$5,472
Sales returns	3,411	12,331	—	(12,497)	3,245
Pricing allowances	985	680	—	—	1,665
Reserve for excess and obsolete inventory	31,935	15,685	425	(13,619)	34,426
Reserve for warranty	19,222	8,435	—	(4,370)	23,287
Restructuring liabilities	10,723	—	749	(4,015)	7,457

Total	$73,170	$35,555	$1,560	$(34,733)	$75,552

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,242	$816	$61	$(225)	$6,894
Sales returns	4,952	23,343	—	(24,884)	3,411
Pricing allowances	989	1,457	—	(1,461)	985
Reserve for excess and obsolete inventory	37,017	6,256	138	(11,476)	31,935
Reserve for warranty	14,131	10,268	877	(6,054)	19,222
Restructuring liabilities	16,221	—	—	(5,498)	10,723

Total	$79,552	$42,140	$1,076	$(49,598)	$73,170

(a)	Amounts represent balances acquired through acquisitions.

S-1

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

2	.1†	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008	10-Q	000- 23993	2.1	10/22/2008
2.2		Amendment No. 1 to Asset Purchase Agreement, dated as of October 27, 2008, among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc.	8-K	000- 23993	2.1	10/31/2008
3.1		Second Amended and Restated Articles of Incorporation filed on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	2008 Base Salaries and 2007 Bonus Payments for Certain Executive Officers	8-K	000- 23993	10.1	03/11/2008
10	.2*	2008 Increase to Base Salary for Vice President & Corporate Controller	8-K	000- 23993	N/A	07/10/2008
10	.3*	Performance Bonus Plan (as amended and restated April 24, 2008)					X
10	.4*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.5*	Amendment to Letter Agreement dated December 16, 2005 between the registrant and Scott A. McGregor	10-K	000- 23993	10.5	02/14/2006
10	.6*	Second Amendment dated August 12, 2008 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.4	10/22/2008
10	.7*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.8*	Amendment dated August 12, 2008 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.5	10/22/2008
10	.9*	Form of Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Thomas F. Lagatta	10-Q	000- 23993	10.6	10/22/2008
10	.10*	Letter Agreement for Change in Control Severance Benefit Program dated August 12, 2008 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.7	10/22/2008
10	.11*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008					X
10	.12*	Stock Option Amendment Agreement between the registrant and David A. Dull dated December 29, 2006	10-K	000- 23993	10.8	02/20/2007
10	.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.14*	Amended and Restated 1994 Stock Option Plan, together with form of Stock Option Agreement	S-1/A	333- 45619	10.3	02/27/1998
10	.15*	1998 Stock Incentive Plan (as amended and restated March 12, 2008)	10-Q	000- 23993	10.1	07/23/2008

Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.16*	1998 Stock Incentive Plan forms of Notice of Grant of Stock Option	S-8	333- 60763	99.2	08/06/1998
10	.17*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, Scott A. McGregor and Robert L. Tirva.					X
10	.18*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Stock Option Annual Awards)	10-Q	000- 23993	10.1	05/02/2006
10	.19*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for Non-Employee Directors (Stock Option Pro-rated Award)	10-Q	000- 23993	10.2	05/02/2006
10	.20*	1998 Stock Incentive Plan form of Stock Option Agreement					X
10	.21*	1998 Stock Incentive Plan form of Stock Option Agreement for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, Scott A. McGregor and Robert L. Tirva					X
10	.22*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-Q	000- 23993	10.2	11/09/2004
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement					X
10	.24*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for the following executive officers: Eric K. Brandt, Arthur Chong, Thomas F. Lagatta, and Robert L. Tirva					X
10	.25*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor					X
10	.26*	Form of Amendment Agreement effective January 1, 2009 to Restricted Stock Unit Issuance Agreement(s) for executive officers (for RSUs not governed by the Special RSU Program)					X
10	.27*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-Q	000- 23993	10.3	10/22/2008
10	.28*	Form of Amendment Agreement effective January 1, 2009 to Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)					X
10	.29*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)					X
10	.30*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)					X
10	.31*	1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)	10-Q	000- 23993	10.2	07/23/2008
10	.32*	Amendment No. 1 and No. 2, each dated October 2008 to 1998 Employee Stock Purchase Plan (as amended and restated March 12, 2008)					X

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.33*	2007 International Employee Stock Purchase Plan (as amended and restated March 12, 2008) along with Amendment No. 1 and No. 2 thereto, each dated October 2008					X
10.34		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.35		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.36		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10	.37*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.38††	Patent License Agreement dated July 19, 2007 by and between the registrant, Cellco Partnership d/b/a Verizon Wireless and Verizon Communications Inc.	10-Q	000- 23993	10.3	10/24/2007
10	.39†	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.1	10/22/2008
10	.40†	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.2	10/22/2008
10.41		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.42		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.43		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant					X
10.44		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant. Lease dated July 9, 2007 between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007
10	.45††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.46		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.47		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.48		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008

Where Located
Exhibit				Exhibit		Filed
Number	Description	Form	File No.	No.	Filing Date	Herewith

10.49	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.