Form 10-Q
period 2009-03-31
BROADCOM CORP
filed 2009-04-21
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2009 the registrant had 429.8 million shares of Class A common stock, $0.0001 par value, and 61.5 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
     © 2009 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,172	$1,190,645
Short-term marketable securities	677,638	707,477
Accounts receivable, net	354,865	372,311
Inventory	264,846	366,106
Prepaid expenses and other current assets	113,414	114,674

Total current assets	2,694,935	2,751,213
Property and equipment, net	228,495	234,691
Goodwill	1,277,104	1,279,243
Purchased intangible assets, net	53,686	61,958
Other assets	69,066	66,160

Total assets	$4,323,286	$4,393,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,047	$310,487
Wages and related benefits	154,773	153,772
Deferred revenue	13,779	12,338
Accrued liabilities	228,892	240,506

Total current liabilities	629,491	717,103
Commitments and contingencies
Long-term deferred revenue	2,836	3,898
Other long-term liabilities	62,153	65,197
Shareholders’ equity:
Common stock	49	49
Additional paid-in capital	11,045,659	10,930,315
Accumulated deficit	(7,416,270)	(7,324,330)
Accumulated other comprehensive income (loss)	(632)	1,033

Total shareholders’ equity	3,628,806	3,607,067

Total liabilities and shareholders’ equity	$4,323,286	$4,393,265

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except
	per share data)
Net revenue	$853,436	$1,032,210
Cost of revenue	446,277	481,163

Gross profit	407,159	551,047
Operating expense:
Research and development	372,724	355,688
Selling, general and administrative	125,048	111,946
Amortization of purchased intangible assets	4,159	183
In-process research and development	—	10,900
Settlement costs	1,150	15,810
Restructuring costs	7,111	—

Income (loss) from operations	(103,033)	56,520
Interest income, net	4,398	20,104
Other income, net	1,646	924

Income (loss) before income taxes	(96,989)	77,548
Provision (benefit) for income taxes	(5,049)	3,234

Net income (loss)	$(91,940)	$74,314

Net income (loss) per share (basic)	$(0.19)	$0.14

Net income (loss) per share (diluted)	$(0.19)	$0.14

Weighted average shares (basic)	490,195	530,338

Weighted average shares (diluted)	490,195	539,827

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cost of revenue	$5,877	$5,465
Research and development	89,262	78,706
Selling, general and administrative	28,634	29,065
Restructuring costs	2,663	—
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Operating activities
Net income (loss)	$(91,940)	$74,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,749	17,992
Stock-based compensation expense:
Stock options and other awards	46,744	58,029
Restricted stock units issued by Broadcom	77,029	55,207
Acquisition-related items:
Amortization of purchased intangible assets	8,272	4,118
In-process research and development	—	10,900
Non-cash restructuring charges	2,663	—
Gain on sale of marketable securities	(1,046)	—
Changes in operating assets and liabilities:
Accounts receivable	17,446	6,581
Inventory	101,260	9,911
Prepaid expenses and other assets	(1,467)	(6,296)
Accounts payable	(76,616)	46,014
Accrued settlement liabilities	—	10,000
Other accrued and long-term liabilities	(13,384)	(46,959)

Net cash provided by operating activities	90,710	239,811

Investing activities
Net purchases of property and equipment	(12,457)	(25,662)
Net cash received from (paid for) acquired companies	2,139	(19,795)
Purchases of strategic investments	—	(355)
Purchases of marketable securities	(109,706)	(135,937)
Proceeds from sales and maturities of marketable securities	134,112	148,183

Net cash provided by (used in) investing activities	14,088	(33,566)

Financing activities
Repurchases of Class A common stock	—	(391,732)
Proceeds from issuance of common stock	4,805	12,314
Minimum tax withholding paid on behalf of employees for restricted stock units	(16,076)	(12,130)

Net cash used in financing activities	(11,271)	(391,548)

Increase (decrease) in cash and cash equivalents	93,527	(185,303)
Cash and cash equivalents at beginning of period	1,190,645	2,186,572

Cash and cash equivalents at end of period	$1,284,172	$2,001,269

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. Summary of Significant Accounting Policies
Our Company
     Broadcom Corporation (including our subsidiaries, referred to collectively in these unaudited condensed consolidated financial statements as “Broadcom”, “we”, “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. Broadcom provides one of the industry’s broadest portfolios of state-of-the-art system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our diverse product portfolio includes solutions for digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; high definition television (HDTV); high definition DVD players and personal video recording (PVR) devices; cable and DSL modems and residential gateways; high-speed transmission and switching for local, metropolitan, wide area and storage networking; server solutions; broadband network and security processors; wireless and personal area networking; cellular communications; global positioning system (GPS) applications; mobile multimedia and applications processors; mobile power management; and Voice over Internet Protocol (VoIP) gateway and telephony systems.
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC February 4, 2009.
     The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2009 and December 31, 2008, and our consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.
Foreign Currency Translation
     The functional currency for most of our international operations is the U.S. dollar. The functional currency for a small number of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income, net in the unaudited condensed consolidated statements of operations.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
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
     The following table presents details of our net revenue:

	Three Months Ended
	March 31,
	2009	2008
Sales of semiconductor products	96.3%	95.5%
Royalty and other (1)	3.7	4.5

	100.0%	100.0%

(1)	Includes royalties of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

	Three Months Ended
	March 31,
	2009	2008
Sales made through direct sales force	83.0%	86.9%
Sales made through distributors	17.0	13.1

	100.0%	100.0%

     In accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We account for rebates in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of sale we accrue 100% of the potential rebate as a reduction of revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We reverse the accrual for unclaimed rebates as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.
Fair Value of Financial Instruments
     Our financial instruments consist principally of cash and cash equivalents and short-term marketable securities, accounts receivable and accounts payable. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
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
     We account for our investments in debt and equity instruments as available for sale under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.
     We adopted SFAS 157 and the related effective interpretations for both financial and non-financial assets and liabilities. This did not have a material impact on our unaudited condensed consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
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
Property and Equipment
     Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to ten years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining useful lives or lease terms.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
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
Guarantees and Indemnifications
     In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions. At March 31, 2009 no liabilities have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.
     We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify (subject to certain exceptions) each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the three months ended March 31, 2009, we recovered legal expenses of $11.6 million under these insurance policies. From inception of the securities litigation and related government investigations through March 31, 2009, we have recovered legal expenses of $38.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense. In April 2009 we recovered an additional $5.0 million under these insurance policies. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS 5. As of March 31, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of March 31, 2009, we advanced $47.7 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.
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
     We utilize FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in our unaudited condensed consolidated financial statements. FIN 48 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the unaudited condensed consolidated statements of operations as income tax expense.
Stock-Based Compensation
     Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights under SFAS 123R on a quarterly basis. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, Share-Based Payment, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
Litigation and Settlement Costs
     We are involved in disputes, litigation and other legal actions. In accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal costs are expensed as incurred.
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
     Although we have four operating segments, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.
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
Recent Accounting Pronouncements
     In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.
     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
     In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
     In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our unaudited condensed consolidated financial statements.
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
     In December 2007 the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied using a modified retrospective method to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have a material impact on our current or prior consolidated financial statements.
     In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.
2. Supplemental Financial Information
Inventory
     The following table presents details of our inventory:

	March 31,	December 31,
	2009	2008
	(In thousands)
Work in process	$112,655	$166,811
Finished goods	152,191	199,295

	$264,846	$366,106

Property and Equipment
     The following table presents details of our property and equipment:

		March 31,	December 31,
	Useful Life	2009	2008
	(In years)	(In thousands)
Leasehold improvements	1 to 10	$157,146	$154,594
Office furniture and equipment	3 to 7	26,035	25,059
Machinery and equipment	3 to 5	197,705	193,993
Computer software and equipment	2 to 4	114,935	113,501
Construction in progress	N/A	3,863	3,893

		499,684	491,040
Less accumulated depreciation and amortization		(271,189)	(256,349)

		$228,495	$234,691

     In the three months ended March 31, 2009, we disposed of property and equipment with a net book value of $0.1 million. In addition, we paid $5.4 million related to capital equipment purchases that were accrued at December 31, 2008 and accrued $3.5 million for capital equipment purchases at March 31, 2009.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
 Goodwill
     The following table summarizes the activity related to the carrying value of our goodwill during the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
(In thousands)
Beginning balance	$1,279,243
Purchase price adjustment — DTV Business of AMD, Inc.	(2,139)

Ending balance	$1,277,104

 Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	March 31,			December 31,
	2009			2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
			(In thousands)
Completed technology	$220,669	$(194,187)	$26,482	$220,669	$(190,074)	$30,595
Customer relationships	80,366	(54,595)	25,771	80,366	(50,558)	29,808
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	9,214	(7,781)	1,433	9,214	(7,659)	1,555

	$313,685	$(259,999)	$53,686	$313,685	$(251,727)	$61,958

     The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cost of revenue	$4,113	$3,935
Operating expense	4,159	183

	$8,272	$4,118

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of revenue	$11,863	$13,239	$1,380	$—	$—	$26,482
Operating expense	12,413	13,959	500	332	—	27,204

	$24,276	$27,198	$1,880	$332	$—	$53,686

 Accrued Liabilities
     The following table presents details of our accrued liabilities:

	March 31,	December 31,
	2009	2008
	(In thousands)
Accrued rebates	$111,943	$125,058
Accrued legal costs	33,069	26,973
Qualcomm royalty payments (Note 9)	30,543	25,467
Warranty reserve	11,615	11,473
Accrued taxes	7,146	15,924
Restructuring liabilities	3,354	3,342
Other	31,222	32,269

	$228,892	$240,506

 Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred rent	$31,584	$32,594
Accrued taxes	24,311	26,190
Restructuring liabilities	418	837
Other long-term liabilities	5,840	5,576

	$62,153	$65,197

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
 Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Beginning balance	$125,058	$132,603
Charged as a reduction of revenue	50,515	55,035
Reversal of unclaimed rebates	(2,836)	(15,329)
Payments	(60,794)	(70,591)

Ending balance	$111,943	$101,718

 Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Beginning balance	$11,473	$23,287
Charged to costs and expenses	1,054	1,266
Payments	(912)	(2,146)

Ending balance	$11,615	$22,407

 Restructuring Activity
     In light of the deterioration in worldwide economic conditions, in January 2009 we began implementing a restructuring plan. The plan included a reduction in our worldwide headcount of approximately 200 people, which represented approximately 3% of our global workforce.
     We recorded $7.1 million in restructuring costs in the three months ended March 31, 2009 related to the plan, primarily for severance and other charges associated with our reduction in workforce across all functions. Of the total restructuring costs, $2.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards.
     The following table summarizes activity related to our current and long-term restructuring liabilities during the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
(In thousands)
Beginning balance	$4,179
Charged to expense	7,111
Payments(1)	(7,518)

Ending balance(2)	$3,772

(1)	Payments related to severance and fringe benefits, and non-cancelable lease costs.

(2)	The remaining excess facility cost will be paid over the remaining lease term through 2010.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
 Computation of Net Income (Loss) Per Share
     The following table presents the computation of net income (loss) per share:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Numerator: Net income (loss)	$(91,940)	$74,314

Denominator: Weighted average shares outstanding	490,289	530,431
Less: Unvested common shares outstanding	(94)	(93)

Denominator for net income (loss) per share (basic)	490,195	530,338
Effect of dilutive securities:
Unvested common shares outstanding	—	—
Stock awards	—	9,489

Denominator for net income (loss) per share (diluted)	490,195	539,827

Net income (loss) per share (basic)	$(0.19)	$0.14

Net income (loss) per share (diluted)	$(0.19)	$0.14

     Net income (loss) per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding stock options. There were 126.3 million and 99.0 million anti-dilutive common share equivalents with corresponding weighted average exercise prices of $22.86 and $28.09 related to outstanding stock options at March 31, 2009 and 2008, respectively.
 Patent License Agreement
     In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments were made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded revenue of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008, respectively, under this agreement and recorded a cumulative total of $200.0 million from the commencement of the agreement through March 31, 2009.
3. Business Combinations
     License Agreement
     In connection with our acquisition of Sunext Design, Inc., we are required to pay up to an additional $38.0 million in future license fees and royalties related to optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in a separate license agreement. To date we have paid $10.4 million related to certain technologies delivered, as defined in the license agreement.
     Contingent Consideration
     In connection with our acquisition of Global Locate, Inc. in 2007, additional cash consideration of up to $80.0 million could be paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. We previously paid $20.2 million in 2007 and 2008 to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals. The time remaining for completion of the other performance goals has expired and we are currently evaluating whether any additional consideration is required. If additional consideration is recorded, such amount will be allocated to goodwill.
     Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of operations data below gives effect to the Sunext Design and DTV Business of AMD, Inc. acquisitions that were completed in 2008 as if they had occurred at the beginning of 2008.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
The following data includes amortization of goodwill, purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired in-process research and development. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2008.

Three Months Ended
March 31,
2008
(In thousands, except per
share data)
Pro forma net revenue	$1,050,210

Pro forma net income	$46,796

Pro forma net income per share (basic and diluted)	$0.09

4. Cash, Cash Equivalents and Marketable Securities
     At March 31, 2009 we had $1.962 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. All of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies.
     A summary of our cash, cash equivalents and short-term marketable securities by major security type follows:

		Short-Term
	Cash and	Marketable
	Cash Equivalents	Securities	Total
		(In thousands)
March 31, 2009
Cash	$63,823	$—	$63,823
Time deposits	438,832	—	438,832
U.S. Treasury and agency money market funds	777,993	—	777,993
U.S. Treasury and agency obligations	—	677,638	677,638
Institutional money market funds	3,524	—	3,524

	$1,284,172	$677,638	$1,961,810

December 31, 2008
Cash	$88,366	$—	$88,366
Time deposits	273,654	—	273,654
U.S. Treasury and agency money market funds	828,586	—	828,586
U.S. Treasury and agency obligations	—	703,722	703,722
Commercial paper and corporate bonds	—	3,755	3,755
Institutional money market funds	39	—	39

	$1,190,645	$707,477	$1,898,122

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
     The following table shows the gross unrealized gains and losses and fair values for those investments as of March 31, 2009 and December 31, 2008 aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2009
U.S. Treasury and agency obligations	$675,189	$2,449	$—	$677,638
Commercial paper and corporate bonds	—	—	—	—

	$675,189	$2,449	$—	$677,638

December 31, 2008
U.S. Treasury and agency obligations	$698,910	$4,814	$(2)	$703,722
Commercial paper and corporate bonds	3,354	401	—	3,755

	$702,264	$5,215	$(2)	$707,477

     All of our cash and cash equivalents and short-term marketable securities had maturities of one year or less at March 31, 2009.
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
5. Income Taxes
     We recorded a tax benefit of $5.0 million and a tax provision of $3.2 million in the three months ended March 31, 2009 and 2008, respectively. Our effective tax rates were 5.2% and 4.2% in the three months ended March 31, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2009 and 2008, domestic losses recorded without income tax benefit in the three months ended March 31, 2009 and 2008, and $1.0 million of tax benefits in the three months ended March 31, 2009 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $3.9 million in the three months ended March 31, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009.
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.5 million at both March 31, 2009 and December 31, 2008, in accordance with SFAS 109.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by tax authorities.
     Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. In addition, our employment tax returns for the 2003, 2004, 2005 and 2006 tax years are under examination by the Internal Revenue Service. We currently do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
     We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our continued compliance in meeting certain employment and investment thresholds.
6. Shareholders’ Equity
 Share Repurchase Program
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors.
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of March 31, 2009, $575.8 million was still authorized for repurchase under this program. No repurchases of shares were made in the three months ended March 31, 2009.
     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
 Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(91,940)	$74,314
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2,764)	225
Translation adjustments	1,099	(3,398)

Total comprehensive income (loss)	$(93,605)	$71,141

7. Employee Benefit Plans
 Combined Incentive Plan Activity
     Activity under all stock option incentive plans in 2009 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)
Balance at December 31, 2008	122,270	$.01 - $81.50	$25.42	$15.66
Options granted under the 1998 Plan	17	17.83- 17.83	17.83	9.02
Options cancelled	(1,339)	1.97 - 48.63	28.48	13.16
Options exercised	(451)	.01- 21.21	11.09	10.30

Balance at March 31, 2009	120,497	$.01 - $81.50	$25.44	$15.71

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
     Restricted stock unit activity in 2009 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance at December 31, 2008	27,622	$27.61
Restricted stock units granted under the 1998 Plan	1,076	17.76
Restricted stock units cancelled	(579)	26.20
Restricted stock units vested	(2,756)	29.06

Balance at March 31, 2009	25,363	$27.07

     The per share fair values of stock options and employee stock purchase rights granted in the three months ended March 31, 2009 in connection with stock incentive plans have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights
Expected life (in years)	4.70	1.10
Volatility	0.60	0.70
Risk-free interest rate	1.77%	0.67%
Dividend yield	0.00%	0.00%
Weighted average fair value	$9.02	$6.36
 Unearned Stock-Based Compensation
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2012 related to unvested share-based payment awards;

	2009	2010	2011	2012	Total
	(In thousands)
Unearned stock-based compensation	$335,635	$317,015	$185,013	$52,439	$890,102
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
8. Settlement Costs
     In the three months ended March 31, 2009 we settled a patent infringement claim for $1.2 million and recorded the settlement cost in our unaudited condensed consolidated statements of operations. In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. Both of the 2008 settlements were recorded in the three months ended March 31, 2008. For further discussion of litigation matters, see Note 9.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
9. Litigation
     Intellectual Property Proceedings. In May 2005 we filed a complaint with the U.S. International Trade Commission, or ITC, asserting that Qualcomm Incorporated, or Qualcomm, engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, five of our patents relating generally to wired and wireless communications. The complaint sought an exclusion order to bar importation of those Qualcomm products into the United States and a cease and desist order to bar further sales of infringing Qualcomm products that have already been imported. In June 2005 the ITC instituted an investigation of Qualcomm based upon the allegations made in Broadcom’s complaint. The investigation was later limited to asserted infringement of three Broadcom patents. Qualcomm has requested that the U.S. Patent and Trademark Office, or USPTO, reexamine two of the patents. In December 2006 the full Commission upheld the ITC administrative law judge’s October 2006 initial determination finding all three patents valid and one infringed. In June 2007 the Commission issued an exclusion order banning the importation into the United States of infringing Qualcomm chips and certain cellular phone models incorporating those chips. The Commission also issued a cease and desist order prohibiting Qualcomm from engaging in certain activities related to the infringing chips. In September 2007 the United States Court of Appeals for the Federal Circuit stayed the orders as to certain third parties pending appeal, but not as to Qualcomm. In September 2008 the appeals court upheld the ITC’s determination on one of the patents that were found not infringed, but remanded a second patent that was found not infringed back to the ITC for further proceedings. In October 2008 the appeals court upheld the determination that the third patent was valid, but remanded it back to the ITC for further proceedings on the issue of whether Qualcomm induced infringement. The appeals court also ruled that the ITC lacked authority to issue a Limited Exclusion Order against downstream products of parties not named in the action. An initial determination on the two remanded patents is expected in July 2009.
     In November 2007 we filed a complaint with the ITC to enforce the cease and desist order entered by the Commission. The complaint seeks monetary penalties and other remedies for Qualcomm’s continued infringement. In December 2007 the ITC instituted an investigation based upon the allegations made in our complaint. A hearing in the matter occurred in April 2008. An initial determination on this matter is expected in July 2009.
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
     A second District Court complaint asserts that Qualcomm has infringed, both directly and indirectly, five other Broadcom patents relating generally to wired and wireless communications and multimedia processing technologies. The complaint sought preliminary and permanent injunctions against Qualcomm and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In July 2005 Qualcomm answered the second complaint and asserted counterclaims seeking a declaratory judgment that our patents are invalid and not infringed. In November 2006 we withdrew one of the patents from the case. In December 2006 the court granted a motion to stay proceedings on a second patent pending the outcome of a USPTO reexamination of that patent initiated at Qualcomm’s request. In May 2007 a jury returned a verdict that Qualcomm infringed the three remaining patents and awarded Broadcom $19.6 million in compensatory damages. The foregoing amount has not been recognized in our unaudited condensed consolidated statements of operations. Qualcomm has requested that the USPTO reexamine two of the infringed patents. In December 2007 the court issued a permanent injunction enjoining Qualcomm from future infringement of the three patents at issue. The permanent injunction included a sunset period through January 31, 2009 concerning sales by Qualcomm of certain infringing products to customers existing as of May 29, 2007, provided that Qualcomm pays Broadcom an ongoing royalty for all such sales during the sunset period. After expiration of the sunset period, Qualcomm is no longer permitted to make such sales or engage in other specified activities. The court amended the injunction in February 2008 and again in March 2008.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
The court entered final judgment against Qualcomm in March 2008, setting compensatory damages at $22.8 million, plus pre-judgment and post-judgment interest. In 2008 and 2009 Qualcomm paid Broadcom royalties pursuant to the terms of the amended injunction, which payments have been recorded as a liability in our unaudited condensed consolidated financial statements. See Note 2. In August and November 2008 the court issued orders holding Qualcomm in contempt of the permanent injunction, which Qualcomm has appealed. In September 2008 the United States Court of Appeals for the Federal Circuit affirmed the judgment against Qualcomm with respect to two of the patents, but reversed the judgment as to the third. In February 2009 the appeals court denied Qualcomm’s petition to rehear the case. Also in September, the court lifted the stay entered in December 2006 on a fourth patent. Trial on that patent is set for September 2009.
     In October 2005 Qualcomm filed a third complaint against us in the United States District Court for the Southern District of California alleging that certain Broadcom products infringe, both directly and indirectly, two Qualcomm patents relating generally to the processing of digital video signals. The complaint sought preliminary and permanent injunctions against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in December 2005 denying the allegations in Qualcomm’s complaint and asserting counterclaims seeking a declaratory judgment that the two Qualcomm patents were invalid and not infringed. In January 2007 a jury returned a verdict that we did not infringe either patent, and rendered advisory verdicts that Qualcomm committed inequitable conduct before the USPTO and waived its patent rights in connection with its conduct before an industry standards body. In March 2007 the court adopted the jury’s finding that Qualcomm waived its patent rights. In August 2007 the court held that Qualcomm’s asserted patents were unenforceable due to Qualcomm’s conduct, declared the case exceptional, and awarded us our attorneys’ fees and costs. In January 2008 the court granted-in-part our motion for sanctions against Qualcomm for litigation misconduct, awarding us our attorneys’ fees and costs. In January 2008 and February 2009 Qualcomm paid Broadcom $8.6 million and $0.9 million pursuant to that award, which amount has been reflected as a reduction of legal expense for attorneys’ fees and costs included in selling, general and administrative expense in 2008 and other income, net, for pre-judgment and post-judgment interest in 2009, respectively. In December 2008 an appeals court upheld the District Court’s finding that the asserted patents were unenforceable against products that practice the industry standard at issue. Qualcomm has petitioned the Supreme Court to hear the case.
     In October 2008 we filed a complaint against Qualcomm in the United States District Court for the Southern District of California seeking a declaratory judgment that Qualcomm’s sales and licensing practices amount to patent misuse, that Qualcomm patents are exhausted by Qualcomm’s practices, and that Qualcomm patents and patent licenses are unenforceable. In March 2009, the court granted Qualcomm’s motion to dismiss the case, without prejudice. Broadcom filed an amended complaint on March 26, 2009. No trial date has been set.
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
     In February 2007 SiRF filed a complaint in the ITC alleging that Global Locate engaged in unfair trade practices by importing integrated circuits and other products that infringe, both directly and indirectly, four SiRF patents relating generally to GPS technology. The complaint seeks an exclusion order to bar importation of those Global Locate products into the United States and a cease and desist order to bar further sales of infringing Global Locate products that have already been imported. In March 2007 the ITC instituted an investigation of Global Locate based upon the allegations made in the SiRF complaint. SiRF withdrew two patents from the investigation, and an ITC administrative law judge conducted a hearing on SiRF’s remaining two patents in suit in March 2008. In June 2008 the ITC administrative law judge issued an initial determination finding SiRF’s two patents not infringed and one patent invalid. In August 2008 the ITC denied SiRF’s petition to review the administrative law judge’s initial determination finding no violation, thereby adopting the administrative law judge’s initial determination as the final determination of the ITC and terminating the investigation. In October 2008 SiRF filed a notice of appeal with the

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
United States Court of Appeal for the Federal Circuit. In March 2009, SiRF filed a request to withdraw its appeal which was subsequently granted by the United States Court of Appeal for the Federal Circuit.
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
     In January 2009 the Commission issued a Final Determination and upheld the ITC administrative law judge’s August 2008 initial determination finding that SiRF and the other SiRF respondants infringe six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the other SiRF Defendants from engaging in certain activities related to the infringing chips. In March 2009, the SiRF Defendants filed a notice of appeal with the United States Court of Appeal for the Federal Circuit.
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
     In October 2007 Wi-LAN Inc. filed complaints against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents relating generally to wireless LAN and DSL technology. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in January 2008 denying the allegations in Wi-LAN’s complaint and asserting counterclaims seeking a declaratory judgment that the three Wi-LAN patents are invalid, unenforceable and not infringed. In February 2009 Wi-LAN filed a supplemental complaint alleging that certain Broadcom products infringe a fourth Wi-LAN patent relating generally to Bluetooth technology. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer in February 2009 denying the allegations in Wi-LAN’s complaint and asserting counterclaims seeking a declaratory judgment that the fourth Wi-LAN patent is invalid, unenforceable and not infringed. Discovery is ongoing. Trial has been set for January 2011.
     In December 2008, we filed a complaint in the United States District Court for the Northern District of California against Wi-LAN seeking declaratory judgment that Broadcom’s products do not infringe the fourth Wi-LAN patent referred to in the previous paragraph and that the patent is invalid and unenforceable. Wi-LAN has not yet answered the complaint. No trial date has been set.
     In March 2008 Netgear, Inc. filed a third party complaint against us and multiple other defendants in the United States District Court for the Western District of Wisconsin alleging that, to the extent Broadcom was a supplier of components for products accused of infringement in a related patent infringement case by LG Electronics Inc.,

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
Fujitsu Limited and U.S. Philips Corporation, Broadcom is obligated to defend and indemnify Netgear. In June 2008 the judge granted the parties’ joint motion to dismiss all claims asserted by Netgear against Broadcom in the case without prejudice.
     In March 2009 Gregory Bender, an inventor, filed complaints against us and multiple other defendants in the United States District Court for the Northern District of California alleging that certain Broadcom products infringe a patent relating generally to amplifier circuitry. The complaint seeks the recovery of monetary damages and attorneys’ fees. We have not yet filed an answer.
     In March 2009 The PACid Group, LLC filed a complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe two patents relating generally to encryption. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We have not yet filed an answer.
     Antitrust and Unfair Competition Proceedings. In July 2005 we filed a complaint against Qualcomm in the United States District Court for the District of New Jersey asserting that Qualcomm’s licensing and other practices related to cellular technology and products violate federal and state antitrust laws. The complaint also asserted causes of action based on breach of contract, promissory estoppel, fraud, and tortious interference with prospective economic advantage. In September 2005 we filed an amended complaint in the action asserting violations of various state unfair competition and unfair business practices laws. In August 2006 the District Court granted Qualcomm’s motion to dismiss the complaint. In September 2007 the United States Court of Appeals for the Third Circuit reversed the dismissal in part and returned the case to the District Court for further proceedings. In November 2007 we filed an amended complaint in the case adding additional causes of action based primarily upon allegations originally made in the California state unfair competition case described below. In February 2008 Qualcomm filed counterclaims seeking a declaratory judgment that it had complied with its obligations to industry standards bodies. Qualcomm also filed an affirmative defense asserting that our claims were barred by unclean hands. In August 2008 the court granted our motion to transfer the case to the United States District Court for the Southern District of California. In March 2009 the court dismissed certain of our state law claims for lack of supplemental jurisdiction. Discovery is in progress, but no trial date has been set.
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
     In April 2007 we filed a complaint in the Superior Court for Orange County, California alleging that Qualcomm’s conduct before various industry standards organizations constitutes unfair competition, fraud and breach of contract. The complaint seeks an injunction against Qualcomm as well as the recovery of monetary damages. In October 2007 the court stayed the case pending final resolution of our case against Qualcomm in the United States District Court for the District of New Jersey. In March 2009, the parties filed a joint request seeking to lift the stay as to certain of the claims.
     Securities Litigation and Related Matters. From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the members of our Board of Directors, certain current or former officers, and Henry T. Nicholas III, our co-founder, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our unaudited condensed consolidated financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.
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
     From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. On February 2, 2009 these motions were denied except with respect to E&Y and the current Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which was granted without leave to amend. The lead plaintiff did not amend its complaint with respect to the current Chairman of the Audit Committee and the time period to do so has expired. With respect to E&Y, in March 2009 the district judge entered a final judgment for E&Y and against the lead plaintiff. We intend to defend the consolidated class action vigorously.
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
     We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations, particularly as the defendants in the criminal and civil actions described below prepare to go to trial in 2009 and 2010. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under certain policies for our expenses related to these matters. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we received payments from certain of these insurers under these insurance policies. Nonetheless, if our coverage under these policies is further reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.
     In October 2008 Randy Lee Soderstrom, alleged to have been employed by a former contractor of Broadcom and presently a prisoner in a California state prison, attempted to file a complaint entitled Soderstrom v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, David Dull, Broadcom Corporation (Case No. SACV08-01099), which was barred by the United States District Court, Central District of California. In November 2008 a substantially similar complaint with the same caption was filed by the same plaintiff in the United States District Court for the Northern District of California (Case No. CV 08 5310 PVT). In his complaint, as amended, the plaintiff seeks relief under the Racketeering Influenced and Corrupt Organizations Act (RICO). The complaint makes allegations relative to conduct similar to that which is alleged in the Options Derivative Actions and Option Class Actions discussed above, and the SEC and United States Attorney’s Office investigations discussed below, but also contains certain different allegations. The plaintiff is representing himself in this action. In January 2009 Broadcom and the other defendants filed a motion to dismiss. In response, on January 27, 2009 the plaintiff filed a First Amended Complaint. On January 30, 2009 Broadcom and the other defendants moved to dismiss the amended complaint. The matter was heard on March 9, 2009, and the court took the matter under submission. We intend to defend this action vigorously.
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
     In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli and three other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleges that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require two of the defendants to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. Pending resolution of the SEC action, Dr. Samueli has taken a leave of absence from his position as an executive officer of Broadcom and he resigned from his position as Chairman and a member of the Board of Directors. We do not know when the investigation will be resolved with respect to Dr. Samueli or what actions, if any, the SEC may require either to take in resolution of the investigation against them personally.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (continued)
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
     General. We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the three months ended March 31, 2009 we settled a patent infringement claim for $1.2 million and recorded the settlement cost in our unaudited condensed consolidated statements of operations.
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
10. Subsequent Events
     On April 21, 2009 we announced that we had sent an unsolicited proposal to the Board of Directors of Emulex Corporation to acquire all of the outstanding shares of Emulex Corporation common stock for $9.25 per share in cash or a total of approximately $764.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.
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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods and related litigation; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that current economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income and employment tax returns on our results of operations; the level of accrued rebates and our plans to implement cost savings measures. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
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

     Net Revenue. Our net revenue is generated principally by sales of our semiconductor products. We derive the remainder of our net revenue predominantly from royalty revenue received pursuant to a patent license agreement and, to a much lesser extent, other royalties, software licenses, support and maintenance agreements, data services and cancellation fees. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.
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
     The following table presents details of our net revenue:

	Three Months Ended
	March 31,
	2009	2008
Sales of semiconductor products	96.3%	95.5%
Royalty and other (1)	3.7	4.5

	100.0%	100.0%

(1)	Includes royalties of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008 respectively, received pursuant to a patent license agreement entered into in July 2007.

	Three Months Ended
	March 31,
	2009	2008
Sales made through direct sales force	83.0%	86.9%
Sales made through distributors	17.0	13.1

	100.0%	100.0%

     Sales made through distributors as a percentage of revenue increased in the three months ended March 31, 2009 due to increased sales of our mobile and wireless products, principally in Asia.
     The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the current global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us or purchases of capital equipment from others, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

     For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of our products that are incorporated into consumer electronic products, sales of which are typically subject to greater volume fluctuations than non-consumer OEM products. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.
     Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2009	2008
Five largest customers as a group	33.6%	36.6%
     As we have broadened our customer base, net revenue derived from these top customers as a percentage of net revenue has decreased, even though the absolute dollars of net revenue have increased in some cases. However, we expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The decrease in net revenue from our top customers as a percentage of net revenue was primarily related to reduced sales, a change in the identity of our five largest customers and a related change in product mix.
     Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Three Months Ended
	March 31,
	2009	2008
Asia (primarily in Japan, Korea, China and Taiwan)	35.4%	27.2%
Europe (primarily in Finland, France and the United Kingdom)	13.0	9.6
Other	0.6	0.6

	49.0%	37.4%

     Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended
	March 31,
	2009	2008
Asia (primarily in China, Hong Kong, Singapore, Taiwan and Japan)	84.8%	78.2%
Europe (primarily in France, Germany and Hungary)	4.0	3.2
Other	1.5	3.4

	90.3%	84.8%

     All of our revenue to date has been denominated in U.S. dollars.
     Gross Margin. Our gross margin, or gross profit as a percentage of net revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	licensing and royalty revenue;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and other fixed costs;

•	our ability to create cost advantages through successful integration and convergence;

•	product warranty costs;

•	amortization of purchased intangible assets;

•	stock-based compensation expense; and

•	reversals of unclaimed rebates and warranty reserves.
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
     In the three months ended March 31, 2009 our net loss was $91.9 million as compared to net income of $74.3 million in the three months ended March 31, 2008, a difference of $166.3 million. This decrease in profitability was the direct result of decreased net revenue resulting in reduced gross profit of $143.9 million , a $15.7 million increase in operating expenses and a decrease in interest income of $15.7 million.
     Net revenue in the three months ended March 31, 2009 decreased across each of our three target markets: (i) broadband communications, (ii) mobile and wireless and (iii) enterprise networking. The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modem, digital set-top box, and digital TV products offset in part by an increase in demand for our high definition DVD products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our Bluetooth and VoIP product offerings, as well as a $16.6 million decrease in royalty revenue received pursuant to a patent license agreement entered into in July 2007, offset in part by an increase in demand for our wireless LAN and touch controller product offerings. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in demand for our Ethernet switch, controller, server and security processor products.
     Operating expenses increased principally due to an increase in the number of employees, and increased legal fees offset in part by decreases in both in-process research and development and settlement costs. Operating expenses also increased due to (i) an increase in cash compensation levels since March 31, 2008 as a result of our annual merit increase program, and (ii) restructuring costs of $7.1 million.
     While we expect research and development costs to remain relatively flat over the short term, they will continue to increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     As a result of the decline in global demand due to the continued economic downturn from the time we announced our acquisition of the DTV Business of AMD, Inc. in late 2008, we do not currently believe this acquisition will achieve earnings neutrality by the end of 2009.
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
     Mobile Platforms Business. The development and introduction of new products often requires substantial research and development resources. During the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of our research and development expense is attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business and may continue to do so until we realize significant cellular revenues.
     Most of the revenue that we derived from our mobile platforms business in the quarter ended March 31, 2009 related to the $19.0 million in royalties we received pursuant to a patent license agreement entered into in July 2007. In the event our royalty revenue decreases after March 31, 2009, our mobile platforms business could have a greater dilutive impact on our results of operations. Although we currently expect to begin deriving additional revenue from our cellular handset products later in 2009, it is possible that our customers may delay their product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
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
     Although we have four operating segments, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment, wired and wireless broadband communications.
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

     We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our unaudited condensed consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:
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

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our revenue, gross profit and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

•	Stock-Based Compensation Expense. Effective January 1, 2006 we adopted SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets (including in-process research and development) acquired. Prior to 2009 in-process research and development was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction of income tax expense in the period of such realization. In July 2006 the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     The following table sets forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Net revenue (1)	100.0%	100.0%
Cost of revenue	52.3	46.6

Gross profit (1)	47.7	53.4
Operating expense:
Research and development	43.7	34.5
Selling, general and administrative	14.7	10.8
Amortization of purchased intangible assets	0.5	—
In-process research and development	—	1.1
Settlement costs	0.1	1.5
Restructuring costs	0.8	—

Income (loss) from operations (1)	(12.1)	5.5
Interest income, net	0.5	1.9
Other income, net	0.2	0.1

Income (loss) before income taxes (1)	(11.4)	7.5
Provision (benefit) for income taxes	(0.6)	0.3

Net income (loss) (1)
	(10.8)%	7.2%

(1)	Includes royalties of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of operations data above:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	0.7%	0.5%
Research and development	10.5	7.6
Selling, general and administrative	3.4	2.8

Net Revenue, Cost of Revenue and Gross Profit
     The following tables present net revenue, cost of revenue and gross profit for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		March 31, 2008			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
	(In thousands, except percentages)
Net revenue (1)	$853,436	100.0%	$1,032,210	100.0%	$(178,774)	(17.3)%
Cost of revenue(2)	446,277	52.3	481,163	46.6	(34,886)	(7.3)

Gross profit (1)	$407,159	47.7%	$551,047	53.4%	$(143,888)	(26.1)

(1)	Includes royalties of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.

(2)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
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
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		March 31, 2008			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
	(In thousands, except percentages)
Broadband communications	$317,254	37.2%	$365,441	35.4%	$(48,187)	(13.2)%
Mobile and wireless (1)	317,831	37.2	359,028	34.8	(41,197)	(11.5)
Enterprise networking	218,351	25.6	307,741	29.8	(89,390)	(29.0)

Net revenue (1)	$853,436	100.0%	$1,032,210	100.0%	$(178,774)	(17.3)

(1)	Includes royalties of $19.0 million and $35.6 million in the three months ended March 31, 2009 and 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.
     The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modem, digital set-top box, and digital TV products offset in part by an increase in demand for our high definition DVD products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our Bluetooth and VoIP product offerings, as well as a $16.6 million decrease in royalty revenue received pursuant to a patent license agreement entered into in July 2007, offset in part by an increase in demand for our wireless LAN and touch controller product offerings. The decrease in net revenue from our enterprise networking target market resulted primarily from a decrease in demand for our Ethernet switch, controller, server and security processor products.
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended March 31, 2009 as compared to the three months ended December 31, 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		December 31, 2008			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
	(In thousands, except percentages)
Broadband communications	$317,254	37.2%	$440,983	39.1%	$(123,729)	(28.1)%
Mobile and wireless(1)	317,831	37.2	409,482	36.3	(91,651)	(22.4)
Enterprise networking	218,351	25.6	276,044	24.6	(57,693)	(20.9)

Net revenue (1)	$853,436	100.0%	$1,126,509	100.0%	$(273,073)	(24.2)

(1)	Includes royalties of $19.0 and $40.0 million in the three months ended March 31, 2009 and December 31, 2008, respectively, received pursuant to a patent license agreement entered into in July 2007.
     The decrease in net revenue in our broadband communications target market resulted primarily from a decrease in demand for our digital set-top box and broadband modems products, offset in part by an increase in demand for our high-definition DVD products. The decrease in net revenue from our mobile and wireless target market resulted primarily from a decrease in demand for our Bluetooth, wireless LAN, VoIP, GPS and touch controller products as well as a $21.0 million decrease in royalty revenue received pursuant to a patent license agreement entered into in July 2007. The decrease in net revenue from our enterprise networking target market resulted primarily from reduced demand for our Ethernet switch and controller products.
     In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments were made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We have recorded a cumulative total of $200.0 million from the commencement of the agreement through March 31, 2009.
     We recorded rebates to certain customers of $50.5 million and $55.0 million in the three months ended March 31, 2009 and 2008, respectively. We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction of revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $2.8 million and $15.3 million in the three months ended March 31, 2009 and 2008, respectively.
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

     The decrease in absolute dollars of gross profit in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 resulted primarily from the 17.3% decrease in net revenue in the three months ended March 31, 2009. Gross margin decreased from 53.4% in the three months ended March 31, 2008 to 47.7% in the three months ended March 31, 2009 as a result of fixed costs being spread over a lower revenue base. Other factors that contributed to the decrease in gross margin were: (i) a net decrease in royalty revenue of $16.6 million, (ii) a net decrease in the reversal of rebates of $12.5 million related to unclaimed rebates, (iii) an increase in excess and obsolete inventory reserves of $8.5 million and (iv) changes in product mix.
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
     The following table presents details of research and development expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		March 31, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$189,667	22.2%	$166,693	16.1%	$22,974	13.8%
Stock-based compensation(1)	89,262	10.5	78,706	7.6	10,556	13.4
Development and design costs	45,617	5.3	60,463	5.9	(14,846)	(24.6)
Other	48,178	5.7	49,826	4.9	(1,648)	(3.3)

Research and development	$372,724	43.7%	$355,688	34.5%	$17,036	4.8%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock-based compensation are primarily attributable to an increase in headcount by 569 personnel (predominantly in the broadband communications area as a result of our acquisition of the DTV Business of AMD, Inc.) to 5,377 at March 31, 2009, which represents an 11.8% increase from our March 31, 2008 levels. Salaries and benefits also increased as a result of an increase in cash compensation levels as a result of our annual merit review program in May 2008. In the three months ended March 31, 2009 development and design costs decreased due to reduced prototyping costs, license fees and subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 3,300 U.S. and

1,300 foreign patents, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following table presents details of selling, general and administrative expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		March 31, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$45,994	5.4%	$47,497	4.6%	$(1,503)	(3.2)%
Stock-based compensation(1)	28,634	3.4	29,065	2.8	(431)	(1.5)
Legal and accounting fees	34,354	4.0	15,995	1.5	18,359	114.8
Other	16,066	1.9	19,389	1.9	(3,323)	(17.1)

Selling, general and administrative	$125,048	14.7%	$111,946	10.8%	$13,102	11.7%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The decrease in salaries and benefits is primarily attributable to decreases in costs relating to recruiting, training and the use of temporary workers. Employees engaged in selling, general and administrative activities increased by 44, to 1,042 as compared to the three months ended March 31, 2008. The increase in legal fees consist primarily of attorney’s fees and expenses related to our outstanding intellectual property and securities litigation. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The decrease in the Other line item included in the above tables is primarily attributable to a reduction in travel expenses.
     We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the three months ended March 31, 2009, we recovered legal expenses of $11.6 million under these insurance policies. From inception of the securities litigation and related government investigations through March 31, 2009, we have recovered legal expenses of $38.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense. In April 2009 we recovered an additional

$5.0 million under these insurance policies. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS 5. As of March 31, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of March 31, 2009, we advanced $47.7 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with the related actions.
     For further discussion of litigation matters, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cost of revenue	$5,877	$5,465
Research and development	89,262	78,706
Selling, general and administrative	28,634	29,065

	$123,773	$113,236

     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2012 related to unvested share-based payment awards;

	2009	2010	2011	2012	Total
	(In thousands)
Unearned stock-based compensation	$335,635	$317,015	$185,013	$52,439	$890,102
     The decrease in unearned stock-based compensation of $127.0 million at March 31, 2009 from the $1.017 billion balance at December 31, 2008 was primarily the result of stock-based compensation of $123.8 million expensed in the three months ended March 31, 2009, as well as the headcount reductions resulting from our restructuring plan. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.
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

Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in each expense category:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cost of revenue	$4,113	$3,935
Operating expense	4,159	183

	$8,272	$4,118

     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of revenue	$11,863	$13,239	$1,380	$—	$—	$26,482
Operating expense	12,413	13,959	500	332	—	27,204

	$24,276	$27,198	$1,880	$332	$—	$53,686

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
Settlement Costs
     In the three months ended March 31, 2009 we settled a patent infringement claim for $1.2 million and recorded the settlement cost in our unaudited condensed consolidated statements of operations. In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. For further discussion of litigation matters, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
Restructuring Costs
     In light of the deterioration in worldwide economic conditions, in January 2009 we began implementing a restructuring plan. The plan included a reduction in our worldwide headcount of approximately 200 people, which represented approximately 3% of our global workforce.
     We recorded $7.1 million in restructuring costs in the three months ended March 31, 2009 related to the plan, primarily for severance and other charges associated with our reduction in workforce across all functions. Of the total restructuring costs, $2.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards. We currently anticipate that we will record additional restructuring charges later in 2009. We currently anticipate a cost savings of approximately $21.0 million in 2009, of which $8.0 million relates to the cancellation of share-based awards from this restructuring plan.

Interest and Other Income (Expense), Net
     The following table presents interest and other income, net, for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	March 31, 2009		March 31, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$4,398	0.5%	$20,104	1.9%	$(15,706)	(78.1)%
Other income, net	1,646	0.2	924	0.1	722	78.1
     Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net primarily includes the gain on the sale of a marketable security and gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates and a decrease in our average cash and marketable securities balances. Our cash and marketable securities balances decreased from $2.206 billion at March 31, 2008 to $1.962 billion at March 31, 2009, primarily due to repurchases of shares of our Class A common stock. The average interest rates earned in the three months ended March 31, 2009 and 2008 were 0.91% and 3.48%, respectively.
Provision for Income Taxes
     We recorded a tax benefit of $5.0 million and a tax provision of $3.2 million in the three months ended March 31, 2009 and 2008, respectively. Our effective tax rates were 5.2% and 4.2% in the three months ended March 31, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2009 and 2008, domestic losses recorded without income tax benefit in the three months ended March 31, 2009 and 2008, and $1.0 million of tax benefits in the three months ended March 31, 2009 resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $3.9 million in the three months ended March 31, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009.
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.5 million at both March 31, 2009 and December 31, 2008, in accordance with SFAS 109.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by tax authorities.
     Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. In addition, our employment tax returns for the 2003, 2004, 2005 and 2006 tax years are under examination by the Internal Revenue Service. We currently do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.
     We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our continued compliance in meeting certain employment and investment thresholds.

Subsequent Events
     On April 21, 2009 we announced that we had sent an unsolicited proposal to the Board of Directors of Emulex Corporation to acquire all of the outstanding shares of Emulex Corporation common stock for $9.25 per share in cash or a total of approximately $764.0 million.
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents and marketable securities:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
	(In thousands)
Working capital	$2,065,444	$2,034,110	$31,334

Cash and cash equivalents(1)	$1,284,172	$1,190,645	$93,527
Short-term marketable securities(1)	677,638	707,477	(29,839)

	$1,961,810	$1,898,122	$63,688

(1)	Included in working capital.
     Our working capital, cash and cash equivalents and marketable securities increased in the three months ended March 31, 2009 primarily due to cash provided by operations. See the summary of cash, cash equivalents and short-term marketable securities by major security type and discussion of market risk that follows in Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     Cash Provided and Used in the Three Months Ended March 31, 2009 and 2008. Cash and cash equivalents increased to $1.284 billion at March 31, 2009 from $1.191 billion at December 31, 2008 as a result of cash provided by operating activities.

	Three Months Ended
	March 31,
	2009	2008(1)
	(In thousands)
Cash provided by operating activities	$90,710	$239,811
Cash provided by (used in) investing activities	14,088	(33,566)
Cash used in financing activities	(11,271)	(391,548)

Net increase (decrease) in cash and cash equivalents	$93,527	$(185,303)
Cash and cash equivalents at beginning of period	$1,190,645	$2,186,572

Cash and cash equivalents at end of period	$1,284,172	$2,001,269

(1)	In the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2008, we increased net cash provided by operating activities and increased net cash used in investing activities by $0.7 million resulting from accretion of marketable securities to conform to the current year presentation.
     In the three months ended March 31, 2009 our operating activities provided $90.7 million in cash. This was primarily the result of $155.4 million in net non-cash operating expenses, $27.2 million in net cash provided by changes in operating assets and liabilities offset in part by a net loss of $91.9 million. Non-cash items included in net income in the three months ended March 31, 2009 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, non-cash restructuring charges and a gain on sale of marketable securities. In the three months ended March 31, 2008 our operating activities provided $239.8 million in cash. This was primarily the result of $74.3 million in net income, $146.2 million in net non-cash operating expenses and $19.3 million in net cash provided by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended March 31, 2008 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets and IPR&D.
     Accounts receivable decreased $17.4 million from $372.3 million at December 31, 2008 to $354.9 million at March 31, 2009, primarily due to a decrease in net revenue. Our days sales outstanding increased from 30.1 days at December 31, 2008 to 37.8 days at March 31, 2009, driven by a variation in revenue linearity resulting from the timing of shipping due to a drop and bounce back of demand. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis. As of March 31, 2009 we have not extended payment terms to any of our customers.
     Inventories decreased $101.3 million from $366.1 million at December 31, 2008 to $264.8 million at March 31, 2009 as we reduced our inventory purchases to reflect the reduction in revenues and the current economic slowdown. Our inventory days on hand decreased from 59.7 days at December 31, 2008 to 54.0 days at March 31, 2009 which was in line with our established objective of reducing inventory from the December 31, 2008 level. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
     Investing activities provided $14.1 million in cash in the three months ended March 31, 2009, which was primarily the result of net proceeds from marketable securities of $24.4 million offset in part by $12.5 million of capital equipment purchases mostly to support our research and development efforts. Investing activities used cash of $33.6 million in the three months ended March 31, 2008, which was primarily the result of the purchase of $25.7 million of capital equipment mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design, $10.1 million related to contingent consideration paid for certain performance goals met and accrued during 2007, and the purchase of $0.4 million of strategic investments, which was offset in part by $12.2 million provided by the net proceeds from sales and maturities of marketable securities.
     Our financing activities used $11.3 million in cash in the three months ended March 31, 2009, which was primarily the result of $16.1 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units offset in part by $4.8 million in proceeds received from issuances of common stock upon exercise of stock options. Our financing activities used $391.5 million in cash in the three months ended March 31, 2008, which was primarily the result of $391.7 million in repurchases of shares of our Class A common stock pursuant to our share repurchase program implemented in November 2007.
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. At March 31, 2009, $575.8 million was still authorized for the repurchase of shares under this plan. We did not make any share repurchases in the three months ended March 31, 2009.
     Due to the decrease in the average price of our Class A common stock in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, fewer stock options were exercised by employees, and we received reduced proceeds from the exercise of stock options in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. The timing and number of stock option exercises and the amount of cash proceeds we receive through those exercises are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options only to certain employees and, in most cases to issue solely restricted stock units, which will reduce the number of stock options available for exercise in the future. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.
     Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.
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
     Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the current global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the overall levels of sales of our products, royalty revenue and gross profit margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	litigation expenses, settlements and judgments;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2009 and during future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.
     In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.
     Off-Balance Sheet Arrangements.  At March 31, 2009 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     At March 31, 2009 we had $1.962 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2009 all of our marketable securities were rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies. We invest in U.S. Treasury and agency obligations, commercial paper, money market funds, corporate notes and bonds, time deposits, foreign notes and certificates of deposits. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.
     We account for our investments in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or SFAS 115-1. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are classified as available-for-sale and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by SFAS 115-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the unaudited condensed consolidated statements of operations. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities. In 2008 we recorded an other-than-temporary impairment of a marketable security of $1.8 million as other expense, net, in our unaudited condensed consolidated statements of operations. In the three months ended March 31, 2009 this marketable security was sold resulting in the recovery of $1.0 million of the originally recorded impairment.
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
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2009, a 100 basis point increase in interest rates across all maturities would result in a $2.1 million incremental decline in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $3.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.
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
     Recently general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the current financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, in periods of high volatility, traditionally semiconductor companies’, being several steps back in the supply chain from the end consumer, have experienced growth patterns which are different than what the end demand might be. This can manifest itself in either periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility settles down. However, given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.
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
     Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the current global economic recession, and trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to adjust our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	the gain or loss of a key customer, design win or order;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the availability and pricing of raw materials and third party semiconductor foundry, assembly and test capacity;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	changes in our product or customer mix;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	the volume of our product sales and pricing concessions on volume sales;

•	the impact of the Internal Revenue Service review of certain of our income and employment tax returns; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
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
     Additionally, as an increasing number of our chips are being incorporated into consumer electronic products, we anticipate greater seasonality and fluctuations in the demand for our products, which may result in greater variations in our quarterly operating results. Consumer electronic products can also have lower gross margins than the gross margins we have been able to achieve in the past, depending upon where they are in their respective product life cycles, which could negatively impact our revenue and gross margin.
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
     We maintain inventory, or hubbing, arrangements with certain of our customers and plan to continue to use these arrangements for the foreseeable future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding product, price, quantity, and when products are shipped to their customers, as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

If we fail to appropriately adjust our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.
     We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,774 full-time employees and temporary workers as of December 31, 2003 (excluding interns) to 7,185 full-time employees and temporary workers as of March 31, 2009 (excluding interns). Nonetheless, we may not be able to adjust our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
     Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. For instance, during the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of the $1.498 billion in research and development expense for 2008 was attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. In 2008 most of the revenue that we derived from our mobile platforms business related to the $149.2 million in royalties we received pursuant to a patent license agreement entered into in July 2007. We received an additional $19.0 million of royalty revenue under this agreement in the quarter ended March 31, 2009. In the event our royalty revenue decreases after March 31, 2009, our mobile platforms business could have a greater dilutive impact on our results of operations. Although we currently expect to begin deriving additional revenue from our cellular handset products later in 2009, it is possible that our customers may delay their product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
     Additionally, our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses, the employment and training of a highly skilled workforce, stock-based compensation expense, and legal, accounting and other external fees. If we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, such as the current slowdown, we may not be able to adjust our operating expenses in a sufficiently timely or effective manner. Although we announced a restructuring plan in January 2009 and have implemented a number of other cost saving measures, if the current slowdown is more severe or prolonged than we anticipate, our business, financial condition and results of operations could be materially and adversely affected and may result in additional restructuring costs.
     Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and implemented an equity administration system to support our more complex equity programs. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent programming quality. We may engage in relocations of our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.
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
Our outstanding civil litigation relating to the voluntary review of our past equity award practices reported in January 2007 could continue to result in significant costs to us. In addition, any other related action by a governmental agency could result in civil or criminal sanctions against certain of our current and/or former officers, directors and/or employees.
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
     As discussed in detail in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Henry Samueli, our then Chairman of the Board and Chief Technical Officer, and three other former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli, and the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. We do not know when the SEC action will be resolved with respect to Dr. Samueli or what actions, if any, the SEC may require him to take in resolution of the action against him personally.

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
     Additionally, as discussed in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges that may exceed any reimbursement we may be entitled to under our directors’ and officers’ insurance policies.
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
     Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. Certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from certain of these insurers under these insurance policies. Nonetheless, if our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government actions would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.
Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.
     A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2009, we acquired 38 companies and certain assets of four other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.
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
     Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Class A common stock to decline. Beginning January 1, 2009, the accounting for business combinations has changed. We expect that the new requirements will have an impact on our unaudited condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009 effective date.
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
     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 3,300 U.S. and 1,300 foreign patents and have more than 7,500 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
     Sales to our five largest customers represented 33.6% and 36.6% of our net revenue in the three months ended March 31, 2009 and 2008, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
     We have recently effected a number of cost saving measures and announced a restructuring plan in January 2009, both of which could negatively impact employee morale. Over the last few years we have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-based Payment, or SFAS 123R requirement to expense the fair value of equity awards to employees have increased our operating expenses. However, because we are mindful of the dilutive impact of our equity awards, we intend to further reduce the number of equity awards granted to employees over the next few years. While this may have a positive impact on our operating expenses over time, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and any increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current products. If we lose the services of any of our subcontractors or if these subcontractors experience financial difficulty or are unable to obtain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our net sales.
     We do not own or operate an assembly or test facility. Eight third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs. Additionally, due to the current global economic environment it is possible that our subcontractors could experience financial difficulties that would impede their ability to operate effectively.
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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 49.0% of our net revenue in the three months ended March 31, 2009, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 90.3% of our net revenue in the three months ended March 31, 2009. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:
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
     We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. We cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected. Additionally, potential future U.S. tax legislation could impact the amount of tax benefits we effectively realize from our tax holidays and tax incentives.

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
     We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Due to the current global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. Additionally, availability of foundry capacity has at times in the past been reduced due to strong demand. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a public health emergency or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted.
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
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 though March 31, 2009 our Class A common stock has traded at prices as low as $12.98 and as high as $29.91 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:
•	general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the technology sector and semiconductor industry, the current global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

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

     In assessing the findings of the voluntary equity award review as well as the restatement of our unaudited condensed consolidated financial statements for periods ended on or before March 31, 2006, our management concluded that there was a material weakness, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2005. Management believes this material weakness was remediated September 19, 2006 and, accordingly, no longer exists as of the date of this filing.
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
     As of March 31, 2009 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.3% of our outstanding common stock and held 58.0% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2009 our two founders, Dr. Henry T. Nicholas III and Dr. Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 12.5% of our outstanding common stock and held 57.8% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders and their respective spouses. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
Some of the independent foundries upon which we rely to manufacture our products, as well as our own California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.
     Two of the third-party foundries, upon which we rely to manufacture a substantial number of our semiconductor devices, are located in Taiwan. Taiwan has experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended March 31, 2009, we issued an aggregate of 1.4 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors.
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of March 31, 2009, $575.8 million was still authorized for the repurchase of shares. No repurchases were made in the three months ended March 31, 2009.
     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.
Item 3.  Defaults upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 5.  Other Information
     None.
Item 6.  Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
10.1	Agreement dated January 30, 2009 by and between David A. Dull and the registrant, including Release and Waiver and Acknowledgement and Waiver.

10.2†	Performance Bonus Plan (as amended and restated March 11, 2009).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	A contract, compensatory plan or arrangement in which executive officers are eligible to participate.

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Vice President and Corporate Controller (Principal Accounting Officer)

April 21, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Agreement dated January 30, 2009 by and between David A. Dull and the registrant, including Release and Waiver and Acknowledgement and Waiver.

10.2†	Performance Bonus Plan (as amended and restated March 11, 2009).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

†	A contract, compensatory plan or arrangement in which executive officers are eligible to participate.