Form 10-Q
period 2009-06-30
BROADCOM CORP
filed 2009-07-24
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of June 30, 2009 the registrant had 435.9 million shares of Class A common stock, $0.0001 par value, and 60.0 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2009 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,506,518	$1,190,645
Short-term marketable securities	700,585	707,477
Accounts receivable, net	444,046	372,311
Inventory	279,298	366,106
Prepaid expenses and other current assets	108,078	114,674

Total current assets	3,038,525	2,751,213
Property and equipment, net	224,238	234,691
Long-term marketable securities	92,699	—
Goodwill	1,277,104	1,279,243
Purchased intangible assets, net	34,174	61,958
Other assets	81,581	66,160

Total assets	$4,748,321	$4,393,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389,630	$310,487
Wages and related benefits	129,547	157,758
Deferred revenue	115,387	12,338
Accrued liabilities	277,979	236,520

Total current liabilities	912,543	717,103
Long-term deferred revenue	1,615	3,898
Other long-term liabilities	60,851	65,197
Commitments and contingencies
Shareholders’ equity:
Common stock	50	49
Additional paid-in capital	11,178,614	10,930,315
Accumulated deficit	(7,402,869)	(7,324,330)
Accumulated other comprehensive income (loss)	(2,483)	1,033

Total shareholders’ equity	3,773,312	3,607,067

Total liabilities and shareholders’ equity	$4,748,321	$4,393,265

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net revenue:
Product revenue	$966,317	$1,161,965	$1,794,547	$2,154,968
Licensing revenue	73,627	38,966	98,833	78,173

Total net revenue	1,039,944	1,200,931	1,893,380	2,233,141
Operating costs and expenses:
Cost of product revenue	518,674	554,596	964,951	1,035,759
Research and development	374,770	380,035	747,494	735,723
Selling, general and administrative	127,410	142,017	252,458	253,963
Amortization of purchased intangible assets	4,139	184	8,298	367
In-process research and development	—	—	—	10,900
Impairment of long-lived assets	11,261	1,900	11,261	1,900
Restructuring costs (reversals)	447	(1,000)	7,558	(1,000)
Settlement costs (gains)	(58,406)	—	(57,256)	15,810
Charitable contribution	50,000	—	50,000	—

Total operating costs and expenses	1,028,295	1,077,732	1,984,764	2,053,422

Income (loss) from operations	11,649	123,199	(91,384)	179,719
Interest income, net	3,986	12,428	8,384	32,532
Other income (expense), net	1,019	(191)	2,665	733

Income (loss) before income taxes	16,654	135,436	(80,335)	212,984
Provision (benefit) for income taxes	3,253	647	(1,796)	3,881

Net income (loss)	$13,401	$134,789	$(78,539)	$209,103

Net income (loss) per share (basic)	$0.03	$0.26	$(0.16)	$0.40

Net income (loss) per share (diluted)	$0.03	$0.25	$(0.16)	$0.39

Weighted average shares (basic)	495,110	512,875	492,652	521,606

Weighted average shares (diluted)	507,993	529,977	492,652	534,902

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of product revenue	$6,128	$6,237	$12,005	$11,702
Research and development	86,607	90,003	175,869	168,709
Selling, general and administrative	29,893	31,268	58,527	60,333
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Operating activities
Net income (loss)	$(78,539)	$209,103
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,041	36,419
Stock-based compensation expense:
Stock options and other awards	85,557	115,207
Restricted stock units	160,844	125,537
Acquisition-related items:
Amortization of purchased intangible assets	16,523	8,236
In-process research and development	—	10,900
Impairment of long-lived assets	11,261	1,900
Loss on strategic investments, net	—	1,760
Non-cash restructuring charges	2,663	—
Gain on sale of marketable securities	(1,046)	—
Changes in operating assets and liabilities:
Accounts receivable	(71,735)	(110,815)
Inventory	86,808	(25,033)
Prepaid expenses and other assets	(7,786)	18,758
Accounts payable	79,761	123,829
Deferred revenue	100,766	(10,580)
Other accrued and long-term liabilities	(2,617)	(17,993)

Net cash provided by operating activities	418,501	487,228

Investing activities
Net purchases of property and equipment	(26,294)	(49,067)
Net cash received from (paid for) acquired companies	2,139	(29,738)
Purchases of strategic investments	—	(355)
Purchases of marketable securities	(511,050)	(338,521)
Proceeds from sales and maturities of marketable securities	421,845	220,598

Net cash used in investing activities	(113,360)	(197,083)

Financing activities
Repurchases of Class A common stock	(38,434)	(835,863)
Proceeds from issuance of common stock	83,694	90,614
Minimum tax withholding paid on behalf of employees for restricted stock units	(34,528)	(25,753)

Net cash provided by (used in) financing activities	10,732	(771,002)

Increase (decrease) in cash and cash equivalents	315,873	(480,857)
Cash and cash equivalents at beginning of period	1,190,645	2,186,572

Cash and cash equivalents at end of period	$1,506,518	$1,705,715

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC February 4, 2009.
     The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2009 and December 31, 2008, and our consolidated results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.
     Certain prior period amounts in the unaudited condensed consolidated statements of operations have been reclassified to conform with the current period presentation of product and licensing revenue.
Foreign Currency Translation
     The functional currency for most of our international operations is the U.S. dollar. The functional currency for a small number of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.
Use of Estimates
     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.
Revenue Recognition
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. Our licensing revenue is generated from the licensing of intellectual property. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of sales occurs through distributors.
     The following tables present details of our net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product revenue (1)	92.9%	96.8%	94.8%	96.5%
Licensing revenue	7.1	3.2	5.2	3.5

Total net revenue	100.0%	100.0%	100.0%	100.0%

(1)	Includes software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees totaling less than 0.7% of total net revenue for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales made through direct sales force	80.3%	85.1%	81.5%	85.9%
Sales made through distributors	19.7	14.9	18.5	14.1

	100.0%	100.0%	100.0%	100.0%

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
     A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the criterion listed in (iii) in the paragraph above has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customers’ projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to be incorporated into its end products.
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
     In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we follow the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to allocate the arrangement consideration.
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
     Revenue from software licenses is recognized in accordance with the provisions of SOP 97-2. Royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue under development agreements is recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The costs associated with development agreements are included in cost of product revenue. Revenue from cancellation fees is recognized when cash is received from the customer.
     Revenue from the licensing of intellectual property is recognized based upon either the performance period of the license or upon receipt of licensee reports as applicable in our various intellectual property arrangements. See Note 2 for additional details of the licensing of intellectual property.
     We record deferred revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.
Cost of Product Revenue
     Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.
Concentration of Credit Risk
     We sell the majority of our products throughout North America, Asia and Europe. Sales to our recurring customers are generally made on open account while sales to occasional customers are typically made on a prepaid or letter of credit basis. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

     We invest our cash in deposits and money market funds with major financial institutions, in U.S. government obligations, and in debt securities of corporations with strong credit ratings and in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.
Fair Value of Financial Instruments
     We adopted Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, and the related effective interpretations for both financial and non-financial assets and liabilities. This did not have a material impact on our unaudited condensed consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
     Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
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
     We account for our investments in debt and equity instruments as available for sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Positions, or FSP, SFAS No. 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as amended by FSP 115-2 and 124-2, or FSP 115-1 and 124-1. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We follow the guidance provided by FSP 115-1 and 124-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.
Inventory
     Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of product revenue in the unaudited condensed consolidated statements of operations.
Property and Equipment
     Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to ten years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining useful lives or lease terms.

Goodwill and Long-Lived Assets
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
Guarantees and Indemnifications
     In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.
     We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify (subject to certain exceptions) each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the three and six months ended June 30, 2009, we recovered legal expenses of $5.0 million and $16.6 million, respectively, under these insurance policies. From inception of the securities litigation and related government investigations through June 30, 2009, we have recovered legal expenses of $43.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. As of June 30, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of June 30, 2009, we had advanced $57.9 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased.
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
Litigation and Settlement Costs
     We are involved in disputes, litigation and other legal actions. In accordance with SFAS 5 we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Legal costs are expensed as incurred.

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
Recent Accounting Pronouncements
     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, business combinations we engaged in were recorded and disclosed according to SFAS No. 141, Business Combinations, until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
     In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
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
     In December 2007 the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied using a modified retrospective method to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have a material impact on our current or prior unaudited condensed consolidated financial statements.
     In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our unaudited condensed consolidated financial statements.
     In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our unaudited condensed consolidated financial statements.
     In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date of January 1, 2009.
     In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on our unaudited condensed consolidated financial statements.
     In May 2009 the FASB issued and we adopted SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.
     In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.
     In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
2. Supplemental Financial Information
Inventory
     The following table presents details of our inventory:

	June 30,	December 31,
	2009	2008
	(In thousands)
Work in process	$130,318	$166,811
Finished goods	148,980	199,295

	$279,298	$366,106

Property and Equipment
     The following table presents details of our property and equipment:

		June 30,	December 31,
	Useful Life	2009	2008
	(In years)	(In thousands)
Leasehold improvements	1 to 10	$159,295	$154,594
Office furniture and equipment	3 to 7	26,287	25,059
Machinery and equipment	3 to 5	205,790	193,993
Computer software and equipment	2 to 4	118,031	113,501
Construction in progress	N/A	4,749	3,893

		514,152	491,040

Less accumulated depreciation and amortization		(289,914)	(256,349)

		$224,238	$234,691

     In the six months ended June 30, 2009 and 2008, we disposed of property and equipment with a net book value of $0.3 million and $2.1 million, respectively.
Goodwill
     The following table summarizes the activity related to the carrying value of our goodwill during the six months ended June 30, 2009:

Six Months Ended
June 30, 2009
(In thousands)
Beginning balance	$1,279,243
Purchase price adjustment — DTV Business of AMD, Inc.	(2,139)

Ending balance	$1,277,104

Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	June 30,			December 31,
	2009			2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Completed technology	$220,669	$(198,300)	$22,369	$220,669	$(190,074)	$30,595
Customer relationships (1)	80,366	(69,895)	10,471	80,366	(50,558)	29,808
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	9,214	(7,880)	1,334	9,214	(7,659)	1,555

	$313,685	$(279,511)	$34,174	$313,685	$(251,727)	$61,958

(1)	Included in accumulated amortization in 2009 was an impairment to customer relationships of $11.3 million related to the acquisition of the DTV Business of AMD in accordance with SFAS 144. The primary factor contributing to this impairment charge was the reduction in the revenue outlook from an acquired customer.

     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of product revenue	$4,112	$3,934	$8,225	$7,869
Other operating expenses	4,139	184	8,298	367

	$8,251	$4,118	$16,523	$8,236

     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of product revenue	$7,750	$13,239	$1,380	$—	$—	$22,369
Other operating expenses	4,052	6,920	500	333	—	11,805

	$11,802	$20,159	$1,880	$333	$—	$34,174

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	June 30,	December 31,
	2009	2008
	(In thousands)
Accrued rebates	$119,940	$125,058
Accrued charitable contribution	50,000	—
Accrued legal costs	41,141	26,973
Accrued payments on repurchases of Class A common stock	12,535	—
Warranty reserve	11,902	11,473
Accrued taxes	6,807	15,924
Restructuring liabilities	2,598	3,342
Accrued licensing payments	—	25,467
Other	33,056	28,283

	$277,979	$236,520

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	June 30,	December 31,
	2009	2008
	(In thousands)
Deferred rent	$30,500	$32,594
Accrued taxes	24,482	26,190
Restructuring liabilities	—	837
Other long-term liabilities	5,869	5,576

	$60,851	$65,197

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Beginning balance	$125,058	$132,603
Charged as a reduction of revenue	120,557	110,371
Reversal of unclaimed rebates	(7,565)	(26,515)
Payments	(118,110)	(104,230)

Ending balance	$119,940	$112,229

     We recorded rebates to certain customers of $70.0 million and $55.3 million and reversed accrued rebates of $4.7 million and $11.2 million in the three months ended June 30, 2009 and 2008, respectively.
Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Beginning balance	$11,473	$23,287
Charged to costs and expenses	3,959	2,282
Payments	(3,530)	(3,174)

Ending balance	$11,902	$22,395

     We recorded charges to costs and expenses of $2.9 million and $1.0 million in the three months ended June 30, 2009 and 2008, respectively.
Restructuring Activity
     In light of the deterioration in worldwide economic conditions, in January 2009 we began implementing a restructuring plan. The plan included a reduction in our worldwide headcount of approximately 200 people, which represented approximately 3% of our global workforce.
     We recorded $0.4 million and $7.6 million in net restructuring costs in the three and six months ended June 30, 2009, respectively, related to the plan, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities. Of the total restructuring costs, $2.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards.

     The following table summarizes activity related to our current and long-term restructuring liabilities during the six months ended June 30, 2009:

Six Months Ended
June 30, 2009
(In thousands)
Beginning balance	4,179
Charged to expense	8,308
Reversal of restructuring costs(1)	(750)
Payments(2)	(9,139)

Ending balance(3)	$2,598

(1)	We recorded a reversal of restructuring liabilities of $0.8 million, reflecting revised assumptions on a facility included in a prior restructuring plan.

(2)	Payments related to severance, fringe benefits and non-cancelable lease costs.

(3)	The remaining excess facility cost will be paid over the remaining lease term through 2010.
Computation of Net Income (Loss) Per Share
     The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator: Net income (loss)	$13,401	$134,789	$(78,539)	$209,103

Denominator: Weighted average shares outstanding	495,204	512,968	492,746	521,699
Less: Unvested common shares outstanding	(94)	(93)	(94)	(93)

Denominator for net income (loss) per share (basic)	495,110	512,875	492,652	521,606
Effect of dilutive securities:
Unvested common shares outstanding	46	—	—	—
Stock awards	12,837	17,102	—	13,296

Denominator for net income (loss) per share (diluted)	507,993	529,977	492,652	534,902

Net income (loss) per share (basic)	$0.03	$0.26	$(0.16)	$0.40

Net income (loss) per share (diluted)	$0.03	$0.25	$(0.16)	$0.39

     Net income (loss) per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 80.9 million and 76.4 million anti-dilutive common share equivalents in the three months ended June 30, 2009 and 2008, respectively. There were 128.9 million and 100.7 million anti-dilutive common share equivalents in the six months ended June 30, 2009 and 2008, respectively.
Licensing of Intellectual Property
     Settlement and Patent License and Non-Assert Agreement
     On April 26, 2009 we entered into a Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated, or Qualcomm. As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities.

     In addition, certain patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. Also, Qualcomm will make payments to Broadcom totaling $891.2 million, of which $200.0 million was paid in the three months ended June 30, 2009. The remaining balance will be paid in sixteen equal and successive quarterly payments of $43.2 million each, starting in the three months ending September 30, 2009 and concluding in the three months ending June 30, 2013.
     We determined the estimated fair values of the individual components of the Qualcomm Agreement and used the relative fair value method to allocate the payment amounts to the individual components of the gain on settlement and revenue from the licensing of our intellectual property. In the three months ended June 30, 2009 we recorded a gain on settlement of outstanding litigation related to intellectual property of $65.3 million, which represents the estimated relative fair value of the settlement for Qualcomm’s past infringement. The fair value of this amount was primarily established based on awards determined by the United States District Court for the Central District of California.
     The estimated relative fair value of the licensing revenue as well as the assignment of patents of $825.9 million will be recorded as a single unit of accounting and recognized over the Qualcomm Agreement’s performance period of four years. In the three months ended June 30, 2009, we recorded licensing revenue of $36.7 million and expect to record licensing revenue in equal quarterly amounts of $51.7 million for the quarters ending September 30, 2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in each of the following four quarters ending June 30, 2013. At June 30, 2009 we recorded deferred revenue of $97.9 million related to the initial payment.
     Separately, we recorded licensing revenue of $30.5 million in the three months ended June 30, 2009 related to additional payments made by Qualcomm during 2008 for shipments from May 2007 through December 31, 2008, related to a permanent injunction on certain products. These amounts were previously deferred due to continuing litigation appeals, which have been resolved through the Qualcomm Agreement.
     Patent License Agreement
     In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments were made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded licensing revenue of $19.0 million in the six months ended June 30, 2009, and $35.6 million and $71.2 million in the three and six months ended June 30, 2008, respectively, under this agreement and recorded a cumulative total of $200.0 million in licensing revenue from the commencement of the agreement through March 31, 2009.
Charitable Contribution
     In April 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Accordingly, as the receipt of the determination letter is deemed probable, we recorded an operating expense for the contribution of $50.0 million in the three and six months ended June 30, 2009.
Supplemental Cash Flow Information
     During the three months ended June 30, 2009, we repurchased $12.5 million of our Class A common stock in one or more transactions that had not been settled by June 30, 2009. We also paid $5.4 million related to capital equipment purchases that were accrued at December 31, 2008. In addition, billings of $4.8 million for capital equipment were accrued but not yet paid as of June 30, 2009. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.

3. Business Combinations
License Agreement
     In connection with our acquisition of Sunext Design, Inc., we were required to pay up to an additional $38.0 million in future license fees and royalties related to optical disk reader and writer technology, assuming Sunext Technology successfully delivers the technologies as defined in a separate license agreement. To date we have paid $31.4 million related to certain delivered technologies and prepaid royalties, as defined in the license agreement. At June 30, 2009 we may be required to pay up to an additional $2.6 million as defined in the agreement.
Contingent Consideration
     In connection with our acquisition of Global Locate, Inc. in 2007, additional cash consideration of up to $80.0 million could have been paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. We previously paid $20.2 million in 2007 and 2008 to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals. The time remaining for completion of the other performance goals has expired and no future payments are expected.
Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of operations data below gives effect to the Sunext Design and DTV Business of AMD, Inc. acquisitions that were completed in 2008 as if they had occurred at the beginning of 2008. The following data includes the amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired in-process research and development. In addition, it includes an impairment of goodwill and purchased intangibles of $473.2 million recorded by AMD prior to our acquisition of the DTV Business. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2008.

Six Months Ended
June 30, 2008
(In thousands, except per
share data)
Pro forma net revenue	$2,275,041

Pro forma net loss	$(350,533)

Pro forma net loss per share (basic and diluted)	$(0.67)

4. Cash, Cash Equivalents and Marketable Securities
     At June 30, 2009 we had $2.300 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. All of our marketable securities are rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies.

     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)
June 30, 2009
Cash	$298,227	$—	$—	$298,227
Time deposits	389,980	—	—	389,980
U.S. Treasury and agency money market funds	814,858	—	—	814,858
U.S. Treasury and agency obligations	—	700,585	92,699	793,284
Institutional money market funds	3,453	—	—	3,453

	$1,506,518	$700,585	$92,699	$2,299,802

December 31, 2008
Cash	$88,366	$—	$—	$88,366
Time deposits	273,654	—	—	273,654
U.S. Treasury and agency money market funds	828,586	—	—	828,586
U.S. Treasury and agency obligations	—	703,722	—	703,722
Commercial paper and corporate bonds	—	3,755	—	3,755
Institutional money market funds	39	—	—	39

	$1,190,645	$707,477	$—	$1,898,122

     The following table shows the gross unrealized gains and losses and fair values for those investments as of June 30, 2009 and December 31, 2008 aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2009
U.S. Treasury and agency obligations	$792,594	$820	$(130)	$793,284
Commercial paper and corporate bonds	—	—	—	—

	$792,594	$820	$(130)	$793,284

December 31, 2008
U.S. Treasury and agency obligations	$698,910	$4,814	$(2)	$703,722
Commercial paper and corporate bonds	3,354	401	—	3,755

	$702,264	$5,215	$(2)	$707,477

     All of our long-term marketable securities had maturities of approximately two years at June 30, 2009.
     We review our portfolio of investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments.
5. Income Taxes
     We recorded a tax provision of $3.3 million and a tax benefit of $1.8 million for the three and six months ended June 30, 2009, respectively, and tax provisions of $0.6 million and $3.9 million for the three and six months ended

June 30, 2008, respectively. Our effective tax rates were 19.5% and 2.2% for the three and six months ended June 30, 2009, respectively, and 0.5% and 1.8% for the three and six months ended June 30, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2009 and June 30, 2008, domestic losses recorded without income tax benefit for the three and six months ended June 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5.5 million and $6.5 million for the three and six months ended June 30, 2009, respectively, and $4.4 million for the three and six months ended June 30, 2008. We recorded a tax benefit of $3.9 million in the six months ended June 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, for the three and six months ended June 30, 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U. S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. Specifically, in the three and six months ended June 30, 2009, we recorded a $3.2 million tax provision for additional federal and state income and franchise taxes. We also reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and reduced our federal and state capitalized research and development costs by approximately $10.0 million and $15.0 million, respectively. Additionally, in the three and six months ended June 30, 2009, we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to valuation allowance for deferred tax asset resulting in no net change to deferred tax assets.
     As a result of SFAS 123R, since January 1, 2006, our deferred tax assets exclude excess tax benefits from employee stock-based compensation that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.6 million and $7.5 million at June 30, 2009 and December 31, 2008, respectively, in accordance with SFAS 109.
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
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. In the three and six months ended June 30, 2009 we repurchased a total of 2.0 million shares of our Class A common stock at a weighted average price of $25.08, of which $12.5 million of our Class A common stock had not settled. As of June 30, 2009, $524.9 million remained authorized for repurchase under this program.
     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of taxes, are as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Net income (loss)	$(78,539)	$209,103
Other comprehensive income (loss):
Unrealized loss on marketable securities	(4,523)	(23)
Translation adjustments	1,007	(4,719)

Total comprehensive income (loss)	$(82,055)	$204,361

7. Employee Benefit Plans
Combined Incentive Plan Activity
     Activity under all stock option incentive plans in 2009 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)
Balance at December 31, 2008	122,270	$.01 - $81.50	$25.42	$15.66
Options granted	2,669	17.83 - 23.17	23.14	10.92
Options cancelled	(2,635)	.01 - 48.63	30.00	16.14
Options exercised	(2,557)	.01 - 26.31	16.90	12.65

Balance at June 30, 2009	119,747	$.01 - $81.50	$25.45	$15.60

     Restricted stock unit activity in 2009 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance at December 31, 2008	27,622	$27.61
Restricted stock units granted	11,936	23.42
Restricted stock units cancelled	(772)	26.35
Restricted stock units vested	(5,193)	29.34

Balance at June 30, 2009	33,593	$25.88

     The per share fair values of stock options and employee stock purchase rights granted in the six months ended June 30, 2009 in connection with stock incentive plans have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights
Expected life (in years)	5.00	1.00
Volatility	0.53	0.61
Risk-free interest rate	1.83%	0.55%
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.92	$8.29

Unearned Stock-Based Compensation
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2013 related to unvested share-based payment awards:

	2009	2010	2011	2012	2013	Total
	(In thousands)
Unearned stock-based compensation	$254,919	$387,174	$255,311	$123,342	$24,896	$1,045,642
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
8. Settlement Costs (Gains)
     We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in the three months ended June 30, 2009. We also recorded $6.9 million in settlement costs in the three months ended June 30, 2009 for an estimated settlement associated with certain employment tax items. In addition, in the six months ended June 30, 2009 we recorded settlement costs of $1.2 million related to a patent infringement claim.
     In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. Both of the 2008 settlements were recorded in the six months ended June 30, 2008.
     For further discussion of settlement gains, income tax and litigation matters, see Notes 2, 5 and 9, respectively.
9. Litigation
     Intellectual Property Proceedings. In April 2009 we entered into a Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated that resulted in the parties dismissing with prejudice all outstanding litigation between them, and Broadcom withdrawing its complaints with foreign competition authorities. For further discussion of this Agreement, see Note 2.
     In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the U.S. International Trade Commission, or ITC, actions between Global Locate and SiRF, discussed below, become final.
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
     On July 22, 2009, British Telecom sued Broadcom in United States District Court for the District of New Jersey alleging infringement of a single patent purportedly relating to V.42bis data compression. The patent in suit expires in October 2009. Broadcom has not yet answered the complaint and a trial date has not been set.
     Securities Litigation and Other Related Matters. In April 2009 we filed a complaint in Delaware Chancery Court against Emulex Corporation, or Emulex, and Emulex officers and directors (Fred B. Cox, Michael P. Downey, Bruce C. Edwards, Paul F. Folino, Robert H. Goon, Don M. Lyle, James M. McCluney, and Dean A. Yoost) alleging that a poison pill and certain bylaw amendments adopted by Emulex are contrary to law and/or breach the directors’ fiduciary duty to Emulex, which we dismissed in June 2009.

     In May 2009, Emulex filed a complaint in the Central District of California against Broadcom and Fiji Acquisition Corporation alleging violation of securities laws in connection with Broadcom’s proposed acquisition of Emulex. The complaint sought a declaration of securities laws violations, an injunction, and an award of costs and attorneys fees. Emulex filed an amended complaint in June, which Broadcom moved to dismiss. In July Emulex voluntarily dismissed its complaint.
     In May 2009 Emulex filed a complaint in Orange County Superior Court against Broadcom alleging fraud, unfair competition, and intentional interference with contractual relations and prospective economic advantage in connection with Broadcom’s proposed acquisition of Emulex. We have not yet answered the complaint and no schedule for the case has yet been set.
     From March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the then members of our Board of Directors and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. Four of those cases, Murphy v. McGregor, et al. (Case No. CV06-3252 R (CWx)), Shei v. McGregor, et al. (Case No. SACV06-663 R (CWx)), Ronconi v. Dull, et al. (Case No. SACV 06-771 R (CWx)) and Jin v. Broadcom Corporation, et al. (Case No. 06CV00573) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006. In addition, two putative shareholder derivative actions, Pirelli Armstrong Tire Corp. Retiree Med. Benefits Trust v. Samueli, et al. (Case No. 06CC0124) and Servais v. Samueli, et al. (Case No. 06CC0142), were filed in the California Superior Court for the County of Orange. The Superior Court consolidated the state court derivative actions in August 2006, and the plaintiffs filed a consolidated amended complaint in September 2006. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our consolidated financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to Broadcom.
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
     From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Options Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Options Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. On February 2, 2009 these motions were denied except with respect to E&Y and the former Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which was granted without leave to amend. The lead plaintiff did not amend its complaint with respect to the former Chairman of the Audit Committee and the time period to do so has expired. With respect to E&Y, in March 2009 the district judge entered a final judgment for E&Y and against the lead plaintiff. We intend to defend the consolidated class action vigorously.
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
     In November 2008 Randy Lee Soderstrom, alleged to have been employed by a former contractor of Broadcom and presently a prisoner in a California state prison, filed a complaint entitled Soderstrom v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, David Dull, Broadcom Corporation in the United States District Court for the Northern District of California (Case No. CV 08 5310 PVT). In his complaint, Soderstrom sought relief under the Racketeering Influenced and Corrupt Organizations Act (RICO). The complaint made allegations relative to conduct similar to that which is alleged in the Options Derivative Actions and Option Class Actions discussed above, and the SEC and United States Attorney’s Office investigations discussed below, but also contained certain different allegations. The plaintiff is representing himself in this action. On May 20, 2009, the Court granted Broadcom’s motion to dismiss and also granted the motions to dismiss of all other defendants. A final judgment on behalf of defendants was entered the same day. The plaintiff filed a motion to alter or amend the judgment on June 22, 2009, which was denied on June 25, 2009. The plaintiff has filed a notice of appeal. Broadcom intends to continue to defend this action vigorously.
     SEC Formal Order of Investigation and United States Attorney’s Office Investigation. In April 2008 the SEC brought a complaint against Broadcom alleging violations of the federal securities laws, and we entered into a settlement with the SEC. Without admitting or denying the SEC’s allegations, we paid a civil penalty of $12.0 million, which we recorded as a settlement cost in the three months March 31, 2008, and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Central District of California Court in late April 2008, thus concluding the SEC’s investigation of this matter with respect to Broadcom.
     In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli and three other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The

SEC’s civil complaint alleges that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require two of the defendants to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. Pending resolution of the SEC action, Dr. Samueli has taken a leave of absence from his position as an executive officer of Broadcom and he resigned from his position as Chairman and a member of the Board of Directors. We do not know when the investigation will be resolved with respect to Dr. Samueli or what actions, if any, the SEC may require him to take in resolution of the investigation against him personally.
     In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. In 2007 and 2008 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. We are continuing to cooperate with the U.S. Attorney’s Office in 2009. In June 2008 Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock options backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.
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
     The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

10. Subsequent Events
     On April 21, 2009 we announced that we had sent an unsolicited proposal to the Board of Directors of Emulex to acquire all of the outstanding shares of Emulex common stock for $9.25 per share in cash or a total of approximately $764.0 million. On June 29, 2009 we increased our offer for all of the currently outstanding shares of common stock (including the associated preferred stock purchase rights) of Emulex from $9.25 to $11.00 per share in cash, representing a total equity value of approximately $912.0 million. Our offer to acquire all of the outstanding shares of Emulex expired at midnight, July 14, 2009. At the expiration of the offer, certain conditions to the offer had not been met, and we had not waived those conditions. Therefore, no shares were purchased by us in the offer, and all shares previously tendered and not withdrawn were promptly returned.
     In accordance with SFAS 165, we have evaluated subsequent events through July 23, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event related to the expiration of our offer to acquire all of the outstanding shares of Emulex.

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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods and related litigation; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that current economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates and our plans to implement cost savings measures. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
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

     Net Revenue. Our product revenue is generated principally by sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. Our licensing revenue is generated from the licensing of intellectual property. The majority of our sales occur through the efforts of our direct sales force. The remaining balance of our sales occurs through distributors.
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
     The following table presents details of our total net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product revenue (1)	92.9%	96.8%	94.8%	96.5%
Licensing revenue	7.1	3.2	5.2	3.5

Total net revenue	100.0%	100.0%	100.0%	100.0%

(1)	Includes software licenses and royalties, support and maintenance agreements, data services and cancellation fees totaling less than 0.7% of total net revenue for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales made through direct sales force	80.3%	85.1%	81.5%	85.9%
Sales made through distributors(1)	19.7	14.9	18.5	14.1

	100.0%	100.0%	100.0%	100.0%

(1)	Sales made through distributors as a percentage of net revenue increased in the three and six months ended June 30, 2009 due to increased sales of our mobile and wireless products, principally in Asia.
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

     For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the increasing volume of our products that are incorporated into consumer electronic products, sales of which can be subject to greater volume fluctuations than non-consumer OEM products. In addition, an increasing percentage of our inventory is maintained under hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.
     Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Five largest customers as a group	35.4%	38.0%	33.2%	37.3%
     As we have broadened our customer base, net revenue derived from these top customers as a percentage of net revenue has decreased, even though the absolute dollars of net revenue have increased in some cases. However, we expect that our largest customers will continue to account for a substantial portion of our net revenue for the remainder of 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. The decrease in net revenue from our top customers as a percentage of net revenue was primarily related to reduced sales, a change in the identity of our five largest customers and a related change in product mix.
     Net revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Asia (primarily in Korea, China, Japan and Taiwan)	34.8%	29.9%	35.2%	28.7%
Europe (primarily in Finland, the United Kingdom and France)	13.0	9.5	12.9	9.6
Other	0.5	0.5	0.5	0.5

	48.3%	39.9%	48.6%	38.8%

     Net revenue derived from shipments to international destinations, as a percentage of total net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Asia (primarily in China, Hong Kong, Japan, Singapore and Taiwan)	83.8%	83.8%	84.3%	81.3%
Europe (primarily in Hungary, Germany, France and Sweden)	2.5	2.2	3.1	2.6
Other	1.6	2.7	1.6	3.0

	87.9%	88.7%	89.0%	86.9%

     All of our revenue to date has been denominated in U.S. dollars.
     Product Gross Margin. Our product gross margin, or gross profit as a percentage of net product revenue, has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and other fixed costs;

•	our ability to create cost advantages through successful integration and convergence;

•	licensing royalties payable by us;

•	product warranty costs;

•	amortization of purchased intangible assets;

•	stock-based compensation expense; and

•	reversals of unclaimed rebates and warranty reserves.
     Net Income (Loss). Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	stock-based compensation expense;

•	required levels of research and development and other operating costs;

•	licensing of intellectual property;

•	in-process research and development, or IPR&D;

•	litigation costs and insurance recoveries;

•	settlement costs or gains;

•	charitable contributions;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock;

•	amortization of purchased intangible assets;

•	impairment of goodwill and long-lived assets;

•	deferral of revenue under multiple-element arrangements;

•	other-than-temporary impairment of marketable securities and strategic investments;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.
     In the three months ended June 30, 2009 our net income was $13.4 million as compared to net income of $134.8 million in the three months ended June 30, 2008, a difference of $121.4 million. This decrease in profitability was the direct result of $159.7 million less product gross profit principally due to declining revenue and product gross margins, a $50.0 million charitable contribution and an increase in impairment of long-lived assets of $9.4 million, offset in part by $34.7 million of additional licensing revenue and a net settlement gain of $58.4 million.
     Net revenue in the three months ended June 30, 2009 decreased significantly in our broadband communications and enterprise networking target markets, offset in part by a moderate increase in net revenue in our mobile and wireless target market. The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems and digital set-top boxes, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our cellular, wireless LAN and touch controller product offerings, offset in part by a decrease in demand for our Bluetooth products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $34.7 million primarily as a result of our licensing agreement with QUALCOMM Incorporated, or Qualcomm. See discussion under “Settlement and Patent License and Non-Assert Agreement” below. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     In the six months ended June 30, 2009 our net loss was $78.5 million as compared to net income of $209.1 million in the six months ended June 30, 2008, a difference of $287.6 million. This decrease in profitability was the direct result of $289.6 million less product gross profit principally due to declining revenue and product gross margins, a $50.0 million charitable contribution and an increase in impairment of long-lived assets of $9.4 million, offset in part by $20.7 million of additional licensing revenue and a net settlement gain of $73.1 million.
     Net revenue in the six months ended June 30, 2009 significantly decreased in our broadband communications and enterprise networking target markets, offset in part by a moderate increase in net revenue in our mobile and wireless target market. The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems and digital set-top boxes, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our cellular, wireless LAN and touch controller product offerings, offset in part by a decrease in demand for our Bluetooth and VoIP products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $20.7 million primarily as a result of our licensing agreement with Qualcomm. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     While we expect research and development costs to remain relatively flat over the short term, they will continue to increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     We currently do not believe the acquisition of the DTV Business of AMD, Inc. in late 2008 will achieve earnings neutrality by the end of 2009 as a result of the decline in global demand due to the continued economic downturn. In the three and six months ended June 30, 2009 we recorded an impairment charge to customer relationships of $11.3 million. The primary factor contributing to this impairment charge was the result of a reduction in the revenue outlook from an acquired customer.
     Settlement and Patent License and Non-Assert Agreement. On April 26, 2009 we entered into a Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with Qualcomm. As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities.
     In addition, certain patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. Also, Qualcomm will make payments to Broadcom totaling $891.2 million, of which $200.0 million was paid in the three months ended June 30, 2009. The remaining balance will be paid in sixteen equal and successive quarterly payments of $43.2 million each, starting in the three months ending September 30, 2009 and concluding in the three months ending June 30, 2013.
     We determined the estimated fair values of the individual components of the Qualcomm Agreement and used the relative fair value method to allocate the payment amounts to the individual components of the gain on settlement and revenue from the licensing of our intellectual property. In the three months ended June 30, 2009 we recorded a gain on settlement of outstanding litigation related to intellectual property of $65.3 million, which represents the estimated relative fair value of the settlement for Qualcomm’s past infringement. The fair value of this amount was primarily established based on awards determined by the United States District Court for the Central District of California.
     The estimated relative fair value of the licensing revenue as well as the assignment of patents of $825.9 million will be recorded as a single unit of accounting and recognized over the Qualcomm Agreement’s performance period of four years. In the three months ended June 30, 2009, we recorded licensing revenue of $36.7 million and expect to record licensing revenue in equal quarterly amounts of $51.7 million for the quarters ending September 30, 2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in each of the following four quarters ending June 30, 2013. At June 30, 2009 we recorded deferred revenue of $97.9 million related to the initial payment.
     Separately, we recorded licensing revenue of $30.5 million in the three months ended June 30, 2009 related to additional payments made by Qualcomm during 2008 for shipments from May 2007 through December 31, 2008, related to a permanent injunction on certain products. These amounts were previously deferred due to continuing litigation appeals, which have been resolved through the Qualcomm Agreement.
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
     Mobile Platforms Business. The development and introduction of new products often requires substantial research and development resources. During the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of our research and development expense is attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business, and may continue to do so until we realize significant cellular revenues.
     Most of the revenue that we derived from our mobile platforms business in the three and six months ended June 30, 2009 related to the licensing of our intellectual property. Although we have started to generate additional revenue from our cellular handset products in the three months ended June 30, 2009, it is possible that our customers may delay further product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our royalty revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our total net revenue and net income.

We record deferred revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our product gross margins would be reduced.

•	Stock-Based Compensation Expense. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets (including in-process research and development) acquired. Prior to 2009 in-process research and development was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating

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

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction of income tax expense in the period of such realization. In July 2006 the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.
Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008
     The following table sets forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:
Product revenue	92.9%	96.8%	94.8%	96.5%
Licensing revenue	7.1	3.2	5.2	3.5

Total net revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of product revenue	49.9	46.2	51.0	46.4
Research and development	36.0	31.6	39.5	32.9
Selling, general and administrative	12.3	11.8	13.3	11.4
Amortization of purchased intangible assets	0.4	—	0.4	—
In-process research and development	—	—	—	0.5
Impairment of long-lived assets	1.1	0.2	0.6	0.1
Restructuring costs (reversals)	—	(0.1)	0.4	—
Settlement costs (gains)	(5.6)	—	(3.0)	0.7
Charitable contribution	4.8	—	2.6	—

Total operating costs and expenses	98.9	89.7	104.8	92.0

Income (loss) from operations	1.1	10.3	(4.8)	8.0
Interest income, net	0.4	1.0	0.5	1.5
Other income (expense), net	0.1	—	0.1	—

Income (loss) before income taxes	1.6	11.3	(4.2)	9.5
Provision (benefit) for income taxes	0.3	0.1	(0.1)	0.1

Net income (loss)	1.3%	11.2%	(4.1)%	9.4%

     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of operations data above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product revenue	0.6%	0.5%	0.6%	0.5%
Research and development	8.3	7.5	9.3	7.6
Selling, general and administrative	2.9	2.6	3.1	2.7

Net Revenue, Cost of Product Revenue, Product Gross Margin and Total Gross Margin
     The following tables present net revenue, cost of product revenue and product gross margin for the three and six months ended June 30, 2009 and 2008 and the three months ended June 30, 2009 and March 31, 2009:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue(1)	$966,317	92.9%	$1,161,965	96.8%	$(195,648)	(16.8)%
Licensing revenue	73,627	7.1	38,966	3.2	34,661	89.0

Total net revenue	$1,039,944	100.0%	$1,200,931	100.0%	$(160,987)	(13.4)

Cost of product revenue(2)	$518,674	49.9%	$554,596	46.2%	$(35,922)	(6.5)

Product gross margin (3)	46.3%		52.3%		(6.0)%

Total gross margin (3)	50.1%		53.8%		(3.7)%

	Six Months Ended		Six Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue(1)	$1,794,547	94.8%	$2,154,968	96.5%	$(360,421)	(16.7)%
Licensing revenue	98,833	5.2	78,173	3.5	20,660	26.4

Total net revenue	$1,893,380	100.0%	$2,233,141	100.0%	$(339,761)	(15.2)

Cost of product revenue(2)	$964,951	51.0%	$1,035,759	46.4%	$(70,808)	(6.8)

Product gross margin (3)	46.2%		51.9%		(5.7)%

Total gross margin (3)	49.0%		53.6%		(4.6)%

	Three Months Ended		Three Months Ended			%
	June 30, 2009		March 31 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Product revenue(1)	$966,317	92.9%	$828,230	97.0%	$138,087	16.7%
Licensing revenue	73,627	7.1	25,206	3.0	48,421	192.1

Total net revenue	$1,039,944	100.0%	$853,436	100.0%	$186,508	21.9

Cost of product revenue(2)	$518,674	49.9%	$446,277	52.3%	$72,397	16.2

Product gross margin (3)	46.3%		46.1%		0.2%

Total gross margin (3)	50.1%		47.7%		2.4%

(1)	Includes software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees of less than 0.7% of total net revenue for all periods presented.

(2)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(3)	Due to the separate presentation of product revenue and licensing revenue implemented in the three months ended June 30, 2009, the tables include product gross margin in addition to our previously reported total gross margin.

     Net Revenue. Our product revenue is generated principally by sales of our semiconductor devices. Our broadband communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our mobile and wireless products include wireless LAN, cellular, touch controller, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions. Our enterprise networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets. Our licensing revenue is generated by the licensing of our intellectual property, primarily patents, and is included in our mobile and wireless target market presentation below.
     Net revenue is revenue less reductions for rebates and provisions for returns and allowances.
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Broadband communications	$363,843	35.0%	$457,924	38.1%	$(94,081)	(20.5)%
Mobile and wireless	465,748	44.8	414,471	34.5	51,277	12.4
Enterprise networking	210,353	20.2	328,536	27.4	(118,183)	(36.0)

Net revenue	$1,039,944	100.0%	$1,200,931	100.0%	$(160,987)	(13.4)

     The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems and digital set-top boxes, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our cellular, wireless LAN and touch controller product offerings, offset in part by a decrease in demand for our Bluetooth products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $34.7 million primarily as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

	Six Months Ended		Six Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Broadband communications	$681,097	36.0%	$823,365	36.9%	$(142,268)	(17.3)%
Mobile and wireless	783,579	41.4	773,499	34.6	10,080	1.3
Enterprise networking	428,704	22.6	636,277	28.5	(207,573)	(32.6)

Net revenue	$1,893,380	100.0%	$2,233,141	100.0%	$(339,761)	(15.2)

     The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems and digital set-top boxes, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from an increase in demand for our cellular, wireless LAN and touch controller product offerings, offset in part by a decrease in demand for our Bluetooth and VoIP products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $20.7 million as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     We recorded rebates to certain customers of $70.0 million and $55.3 million in the three months ended June 30, 2009 and 2008, respectively, and $120.6 million and $110.4 million in the six months ended June 30, 2009 and 2008, respectively. We account for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, and, accordingly, at the time of the sale we accrue 100% of the potential rebate as a reduction of revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of (i) $4.7 million and $11.2 million in the three months ended June 30, 2009 and 2008, respectively, and (ii) $7.6 million and $26.5 million in the six months ended June 30, 2009 and 2008, respectively.
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended June 30, 2009 as compared to the three months ended March 31, 2009:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Broadband communications	$363,843	35.0%	$317,254	37.2%	$46,589	14.7%
Mobile and wireless	465,748	44.8	317,831	37.2	147,917	46.5
Enterprise networking	210,353	20.2	218,351	25.6	(7,998)	(3.7)

Net revenue	$1,039,944	100.0%	$853,436	100.0%	$186,508	21.9

     The increase in net revenue in our broadband communications and mobile and wireless target market resulted primarily from a broad-based increase in demand for our related products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $48.4 million, primarily as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from reduced demand for our Ethernet switch and controller products.
     Cost of Product Revenue, Product Gross Margin and Total Gross Margin. Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include licensing revenue of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.
     Product gross margin decreased from 52.3% in the three months ended June 30, 2008 to 46.3% in the three months ended June 30, 2009 as a result of fixed costs being spread over a lower revenue base.  Other factors that contributed to the decrease in product gross margin were: (i) a net decrease in the reversal of rebates of $6.5 million related to unclaimed rebates, (ii) an increase in excess and obsolete inventory provisions of $10.0 million and (iii) changes in product mix.
     Product gross margin decreased from 51.9% in the six months ended June 30, 2008 to 46.2% in the six months ended June 30, 2009 as a result of fixed costs being spread over a lower revenue base. Other factors that contributed to the decrease in product gross margin were: (i) a net decrease in the reversal of rebates of $18.9 million related to unclaimed rebates, (ii) an increase in excess and obsolete inventory provisions of $18.5 million and (iii) changes in product mix.
     Product gross margin increased from 46.1% in the three months ended March 31, 2009 to 46.3% in the three months ended June 30, 2009 as a result of fixed costs being spread over a higher revenue base and changes in product mix.
     Product gross margin has been and will likely continue to be impacted by our product mix and volume of product sales, including sales to high volume customers, competitive pricing programs and rebates, fluctuations in silicon wafer costs and assembly, packaging and testing costs, competitive pricing requirements, product warranty costs, provisions for excess and obsolete inventories, the position of our products in their respective life cycles, and the introduction of products with lower margins, among other factors. Typically our newly introduced products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs. Our product gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.
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
     The following tables present details of research and development expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Salaries and benefits	$188,497	18.1%	$183,744	15.3%	$4,753	2.6%
Stock-based compensation(1)	86,607	8.3	90,003	7.5	(3,396)	(3.8)
Development and design costs	48,331	4.6	54,444	4.5	(6,113)	(11.2)
Other	51,335	5.0	51,844	4.3	(509)	(1.0)

Research and development	$374,770	36.0%	$380,035	31.6%	$(5,265)	(1.4)%

	Six Months Ended		Six Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Salaries and benefits	$378,164	20.0%	$350,437	15.7%	$27,727	7.9%
Stock-based compensation(1)	175,869	9.3	168,709	7.6	7,160	4.2
Development and design costs	93,948	5.0	114,907	5.1	(20,959)	(18.2)
Other	99,513	5.2	101,670	4.5	(2,157)	(2.1)

Research and development	$747,494	39.5%	$735,723	32.9%	$11,771	1.6%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits is primarily attributable to an increase in headcount by 449 personnel (predominantly in the broadband communications area as a result of our acquisition of the DTV Business of AMD, Inc.) to 5,378 at June 30, 2009, which represents a 9.1% increase from our June 30, 2008 levels. Salaries and benefits also increased as a result of the full impact of our annual merit review program in May 2008, offset in part by the impact of our restructuring plan in January 2009. We did not have an annual salary merit increase in 2009. In the three and six months ended June 30, 2009 development and design costs decreased due to reduced prototyping costs, license fees and subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 3,450 U.S. and 1,350 foreign patents, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following tables present details of selling, general and administrative expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
		(In thousands, except percentages)
Salaries and benefits	$45,161	4.3%	$50,306	4.2%	$(5,145)	(10.2)%
Stock-based compensation(1)	29,893	2.9	31,268	2.6	(1,375)	(4.4)
Legal and accounting fees	39,772	3.8	40,170	3.3	(398)	(1.0)
Other	12,584	1.3	20,273	1.7	(7,689)	(37.9)

Selling, general and administrative	$127,410	12.3%	$142,017	11.8%	$(14,607)	(10.3)%

	Six Months Ended		Six Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Salaries and benefits	$91,155	4.8%	$97,803	4.4%	$(6,648)	(6.8)%
Stock-based compensation(1)	58,527	3.1	60,333	2.7	(1,806)	(3.0)
Legal and accounting fees	74,126	3.9	56,165	2.5	17,961	32.0
Other	28,650	1.5	39,662	1.8	(11,012)	(27.8)

Selling, general and administrative	$252,458	13.3%	$253,963	11.4%	$(1,505)	(0.6)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The decrease in salaries and benefits is primarily attributable to decreases in costs relating to the impact of our restructuring plan in January 2009 and recruiting and training costs. We did not have an annual salary merit increase in 2009. Employees engaged in selling, general and administrative activities increased by 41 to 1,303 as compared to our headcount at June 30, 2008. The increase in legal fees in the six months ended June 30, 2009 resulted primarily from attorneys’ fees and expenses related to our outstanding intellectual property and securities litigation as well as our abandoned acquisition of Emulex Corporation, or Emulex. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The decrease in the three and six months ended June 30, 2009 in the Other line item included in the above tables is primarily attributable to a reduction in travel, facilities and communication expenses.
     We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the three and six months ended June 30, 2009, we recovered legal expenses of $5.0 million and $16.6 million, respectively, under these insurance policies. From inception of the securities litigation and related government investigations through June 30, 2009, we have recovered legal expenses of $43.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense. In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments in accordance with SFAS No. 5, Accounting for Contingencies,. As of June 30, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of June 30, 2009, we had advanced $57.9 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, our potential financial exposure in the pending securities litigation and related government investigations would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with the related actions.

     For further discussion of litigation matters, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Cost of product revenue	$6,128	$6,237	$12,005	$11,702
Research and development	86,607	90,003	175,869	168,709
Selling, general and administrative	29,893	31,268	58,527	60,333

	$122,628	$127,508	$246,401	$240,744

     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2013 related to unvested share-based payment awards:

	2009	2010	2011	2012	2013	Total
	(In thousands)
Unearned stock-based compensation	$254,919	$387,174	$255,311	$123,342	$24,896	$1,045,642
     The increase in unearned stock-based compensation of $28.4 million at June 30, 2009 from the $1.017 billion balance at December 31, 2008 was primarily the result of our regular annual employee review program, offset by stock-based compensation of $246.4 million expensed in the six months ended June 30, 2009, as well as the headcount reductions resulting from our restructuring plan. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.
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
Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Cost of product revenue	$4,112	$3,934	$8,225	$7,869
Other operating expenses	4,139	184	8,298	367

	$8,251	$4,118	$16,523	$8,236

     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets. The increase in amortization of purchased intangibles in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 relates primarily to the acquired purchased intangible assets of the DTV Business of AMD.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of product revenue	$7,750	$13,239	$1,380	$—	$—	$22,369
Other operating expenses	4,052	6,920	500	333	—	11,805

	$11,802	$20,159	$1,880	$333	$—	$34,174

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
Impairment of Long-Lived Assets
     In the three and six months ended June 30, 2009 we recorded an impairment to customer relationships of $11.3 million related to the acquisition of the DTV Business of AMD in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The primary factor contributing to this impairment charge was the reduction in the revenue outlook from an acquired customer.
Restructuring Costs (Reversals)
     In light of the deterioration in worldwide economic conditions, in January 2009 we began implementing a restructuring plan. The plan included a reduction in our worldwide headcount of approximately 200 people, which represented approximately 3% of our global workforce.
     We recorded $0.4 million and $7.6 million in net restructuring costs in the three and six months ended June 30, 2009, respectively, related to the plan, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and to a lesser extent the closure of one of our facilities. Of the total restructuring costs, $2.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards. We anticipate a cost savings of approximately $21.0 million in 2009, of which $8.0 million relates to the cancellation of share-based awards from this restructuring plan.
Settlement Costs (Gains)
     We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in the three months ended June 30, 2009. For a further discussion of this agreement, see “Settlement and Patent License and Non-Assert Agreement” in the Overview section. We also recorded $6.9 million in settlement costs in the three months ended June 30, 2009 for an estimated settlement associated with certain employment tax items. In addition in the six months ended June 30, 2009 we recorded settlement costs of $1.2 million related to a patent infringement claim.
     In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. Both of the 2008 settlements were recorded in the six months ended June 30, 2008.
     For further discussion of income tax and litigation matters, see Notes 5 and 9, respectively, to the Unaudited Condensed Consolidated Financial Statements.

Charitable Contribution
     In April 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Accordingly, as the receipt of the determination letter is deemed probable, we recorded an operating expense for this contribution of $50.0 million in the three and six months ended June 30, 2009.
Interest and Other Income (Expense), Net
     The following tables present interest and other income (expense), net, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$3,986	0.4%	$12,428	1.0%	$(8,442)	(67.9)%
Other income (expense), net	1,019	0.1	(191)	—	1,210	(633.5)

	Six Months Ended		Six Months Ended			%
	June 30, 2009		June 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$8,384	0.5%	$32,532	1.5%	$(24,148)	(74.2)%
Other income, net	2,665	0.1	733	—	1,932	263.6
     Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net primarily includes the gain on the sale of a marketable security and gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates. Our cash and marketable securities balances increased from $2.040 billion at June 30, 2008 to $2.300 billion at June 30, 2009, primarily due to net cash provided by operating activities, including the $200.0 million received from the Qualcomm Agreement. The average interest rates earned in the three months ended June 30, 2009 and 2008 were 0.73% and 2.33%, respectively. The average interest rates earned in the six months ended June 30, 2009 and 2008 were 0.81% and 2.93%, respectively.
Income Tax Provision (Benefit)
     We recorded a tax provision of $3.3 million and a tax benefit of $1.8 million for the three and six months ended June 30, 2009, respectively, and tax provisions of $0.6 million and $3.9 million for the three and six months ended June 30, 2008, respectively. Our effective tax rates were 19.5% and 2.2% for the three and six months ended June 30, 2009, respectively, and 0.5% and 1.8% for the three and six months ended June 30, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and six months ended June 30, 2009 and June 30, 2008, domestic losses recorded without income tax benefit for the three and six months ended June 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5.5 million and $6.5 million for the three and six months ended June 30, 2009, respectively, and $4.4 million for the three and six months ended June 30, 2008. We recorded a tax benefit of $3.9 million in the six months ended June 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, for the three and six months ended June 30, 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U. S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. Specifically, in the three and six months ended June 30, 2009, we recorded a $3.2 million tax provision for additional federal and state income and franchise taxes. We also reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and reduced our federal and state capitalized research and development costs by approximately $10.0 million and $15.0 million, respectively. Additionally, in the three and six months ended June 30, 2009, we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to valuation allowance for deferred tax asset resulting in no net change to deferred tax assets.
     As a result of SFAS 123R, since January 1, 2006, our deferred tax assets exclude excess tax benefits from employee stock-based compensation that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.6 million and $7.5 million at June 30, 2009 and December 31, 2008, respectively, in accordance with SFAS 109.
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

Subsequent Events
     On April 21, 2009 we announced that we had sent an unsolicited proposal to the Board of Directors of Emulex to acquire all of the outstanding shares of Emulex common stock for $9.25 per share in cash or a total of approximately $764.0 million. On June 29, 2009 we increased our offer for all of the currently outstanding shares of common stock (including the associated preferred stock purchase rights) of Emulex from $9.25 to $11.00 per share in cash, representing a total equity value of approximately $912.0 million. Our offer to acquire all of the outstanding shares of Emulex expired at midnight, July 14, 2009. At the expiration of the offer, certain conditions to the offer had not been met, and we had not waived those conditions. Therefore, no shares were purchased by us in the offer, and all shares previously tendered and not withdrawn were promptly returned.
     In accordance with SFAS 165, we have evaluated subsequent events through July 23, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event related to the expiration of our offer to acquire all of the outstanding shares of Emulex.
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents and marketable securities:

	June 30	December 31,	Increase
	2009	2008	(Decrease)
	(In thousands)
Working capital	$2,125,982	$2,034,110	$91,872

Cash and cash equivalents(1)	$1,506,518	$1,190,645	$315,873
Short-term marketable securities(1)	700,585	707,477	(6,892)
Long-term marketable securities	92,699	—	92,699

	$2,299,802	$1,898,122	$401,680

(1)	Included in working capital.
     Our working capital, cash and cash equivalents and marketable securities increased in the six months ended June 30, 2009 primarily due to cash provided by operations. See the summary of cash, cash equivalents and short-term marketable securities by major security type and discussion of market risk that follows in Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     Cash Provided and Used in the Six Months Ended June 30, 2009 and 2008. Cash and cash equivalents increased to $1.507 billion at June 30, 2009 from $1.191 billion at December 31, 2008 as a result of cash provided by operating activities.

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$418,501	$487,228
Cash used in investing activities	(113,360)	(197,083)
Cash provided by (used in) financing activities	10,732	(771,002)

Net increase (decrease) in cash and cash equivalents	$315,873	$(480,857)
Cash and cash equivalents at beginning of period	$1,190,645	$2,186,572

Cash and cash equivalents at end of period	$1,506,518	$1,705,715

     In the six months ended June 30, 2009 our operating activities provided $418.5 million in cash. This was primarily the result of $311.8 million in net non-cash operating expenses, $185.2 million in net cash provided by changes in operating assets and liabilities (including the effects of the proceeds received from the Qualcomm Agreement) offset in part by a net loss of $78.5 million. Non-cash items included in net income in the six months ended June 30, 2009 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of long-lived assets, non-cash restructuring charges and a gain on sale of marketable securities. In the six months ended June 30, 2008 our operating activities provided $487.2 million in cash. This was primarily the result of $209.1 million in net income and $300.0 million in net non-cash operating expenses, offset in part by $21.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended June 30, 2008 included depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of long-lived assets and loss on strategic investments.
     Accounts receivable increased $71.7 million from $372.3 million at December 31, 2008 to $444.0 million at June 30, 2009 resulting primarily from a change in our revenue linearity. Our days sales outstanding increased from 30 days at December 31, 2008 to 39 days at June 30, 2009, driven by a variation in revenue linearity and a slight delay in the timing of customer payments. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis. As of June 30, 2009 we have not extended payment terms to any of our customers.
     Inventories decreased $86.8 million from $366.1 million at December 31, 2008 to $279.3 million at June 30, 2009 as we reduced our inventory purchases to reflect the reduction in revenues and the current economic slowdown. Our inventory days on hand decreased from 60 days at December 31, 2008 to 49 days at June 30, 2009 which was in line with our established objective of reducing inventory from the December 31, 2008 level. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
     Investing activities used $113.4 million in cash in the six months ended June 30, 2009, which was primarily the result of net purchases of marketable securities of $89.2 million and $26.3 million of capital equipment purchases mostly to support our research and development efforts. Investing activities used cash of $197.1 million in the six months ended June 30, 2008, which was primarily the result of net purchases of marketable securities of $117.9 million, $49.1 million of capital equipment purchases, mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design, $20.1 million related to contingent consideration paid for attainment of certain performance goals, and the purchase of $0.4 million of strategic investments.
     Our financing activities provided $10.7 million in cash in the six months ended June 30, 2009, which was primarily the result of $83.7 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan, offset in part by $38.4 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in July 2008 and $34.5 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units. An additional $12.5 million of repurchases of our Class A common stock was not settled in cash as of June 30, 2009. Our financing activities used $771.0 million in cash in the six months ended June 30, 2008, which was primarily the result of $835.9 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in November 2007, offset in part by $64.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $21.6 million of repurchases of our Class A common stock was not settled in cash as of June 30, 2008.
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. In the three months ended June 30, 2009 we repurchased a total of 2.0 million shares of our Class A common stock at a weighted average price of $25.08. At June 30, 2009, $524.9 million remained authorized for the repurchase of shares under this plan.

     Although we received similar proceeds from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan in the six months ended June 30, 2009 and 2008, the timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our practice to issue a combination of restricted stock units and stock options only to certain employees and, in most cases to issue solely restricted stock units. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.
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
     Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the current global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	licensing royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2009 and future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.
     In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.
     Off-Balance Sheet Arrangements. At June 30, 2009 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     At June 30, 2009 we had $2.300 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2009 all of our marketable securities are rated AAA, Aaa, A+, A-1 or P-1 by the major credit rating agencies. We invest in U.S. Treasury and agency obligations, commercial paper, money market funds, corporate notes and bonds, time deposits, foreign notes and certificates of deposits. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.
     We account for our investments in debt and equity instruments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as amended by FSP 115-2 and 124-2, or FSP 115-1 and 124-1. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are classified as available-for-sale and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

We follow the guidance provided by FSP 115-1 and 124-1 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the unaudited condensed consolidated statements of operations. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities. In 2008 we recorded an other-than-temporary impairment of a marketable security of $1.8 million as other expense, net. In the six months ended June 30, 2009 this marketable security was sold resulting in the recovery of $1.0 million of the originally recorded impairment.
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
     In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2009, a 100 basis point increase in interest rates across all maturities would result in a $4.6 million incremental decline in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $3.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
     Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a large percentage of the portfolio to U.S. Treasury and other government securities and time deposits, which may negatively impact our investment income, particularly in the form of declining yields.
     Approximately $608.5 million of our $1.507 billion of cash and cash equivalents at June 30, 2009 is located in foreign countries where we conduct business. There may be tax effects upon repatriation of the cash to the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the current downturn. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our product gross margins. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
     Our business is subject to variability due to the recent deterioration in general worldwide economic conditions and credit availability resulting from the current financial crisis affecting the banking system and financial markets. Many other factors have the potential to significantly impact our business, such as: concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Historically, semiconductor companies are several steps removed from the end-customer in the supply chain and have experienced growth patterns which are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility abates. However, given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the semiconductor industry or in the wired and wireless communications markets. If the economy or markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.
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
     We expect new product lines to account for a high percentage of our future sales. Some of these markets are immature and/or unpredictable or are new markets for Broadcom. We cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from these markets. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer markets. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products, enabling us to benefit from economies of scale and more efficient designs. However, certain of our new products, such as products for the cellular phone market, will likely have lower gross margins than our customary products for some time after we commence volume production of those products, which will be dependent upon our product mix.
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
We are subject to order and shipment uncertainties, and our ability to accurately forecast customer demand may be impaired by our lengthy sales cycle. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our product gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.
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
     In addition, a growing percentage of our inventory is maintained under hubbing arrangements with certain of our customers and we plan to continue to use these arrangements for the foreseeable future. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and/or customers with hubbing arrangements provide us periodic reports regarding product, price, quantity, and when products are shipped to their customers, as well as the quantities of our products they still have in stock. For specialized shipping terms we may also rely on data provided by our freight forwarding providers. For our royalty revenue we also rely on data provided by our customers. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our revenue, gross profit and net income. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.
If we fail to appropriately adjust our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.
     We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,774 full-time employees and temporary workers as of December 31, 2003 (excluding interns) to 7,200 full-time employees and temporary workers as of June 30, 2009 (excluding interns). Nonetheless, we may not be able to adjust our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
     Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. For instance, during the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Approximately 25% of the $1.498 billion in research and development expense for 2008 was attributable to our mobile platforms business. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business. Most of the revenue that we derived from our mobile platforms business in the three and six months ended June 30, 2009 related to the licensing of our intellectual property. In connection with the Qualcomm Agreement, in the three months ended June 30, 2009, we recorded licensing revenue of $36.7 million. We expect to record equal quarterly amounts of $51.7 million from September 30, 2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in following four quarters ending June 30, 2013 for cumulative licensing revenue in the amount of $825.9 million. Although we have started to generate additional product revenue from our cellular handset products in the three months ended June 30, 2009, it is possible that our customers may delay further product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
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
Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders. In addition, completing and integrating acquisitions can be costly.
     A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2009, we acquired 38 companies and certain assets of four other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.
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
     Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. For example, we have previously recorded recorded goodwill and long-lived assets impairment charges in connection with various acquisitions related to our mobile platforms group and with respect to our most recent acquisition of the DTV Business of AMD, Inc. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. Any of these types of charges could cause the price of our Class A common stock to decline. Beginning January 1, 2009, the accounting for business combinations has changed. We expect that the new requirements will have an impact on our unaudited condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009.
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
     We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. In addition, acquisitions (whether or not ultimately consummated such as our abandoned acquisition of Emulex) may involve significant transaction expenses which are expensed as incurred and may negatively affect our operating expenses.

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
     Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. There are various intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue, and expose us to significant liability. Any of these claims or litigation may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain licenses under other parties’ intellectual property rights and have granted and may in the future grant licenses to certain of our intellectual property rights to others in connection with cross-license agreements or settlements of claims or actions asserted against us. However, we may not be able to obtain licenses under another’s intellectual property rights on commercially reasonable terms, if at all. In addition, any other rights that we grant to competitors may increase their ability to compete in the marketplace.
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
     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 3,450 U.S. and 1,350 foreign patents and have more than 7,350 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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
Changes in current or future laws or regulations or the imposition of new laws or regulations, including new or changed tax regulations or new interpretations thereof, by federal or state agencies or foreign governments could adversely affect our results of operations, impede the sale of our products or otherwise harm our business.
     Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or elsewhere could materially and adversely affect our business, financial condition and results of operations.

     We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. For instance, in Singapore we operate under tax holidays that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. We cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and adversely affected. Additionally, potential future U.S. tax legislation could impact the tax benefits we effectively realize from our tax holidays and tax incentives.
     In a recent decision by the U. S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock option costs, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. We are subject to ongoing examination of our income tax returns in the United States and other jurisdictions. We regularly assess the likely outcomes of these audits to determine the appropriateness of our provision for income taxes, but there can be no assurance that the outcomes from these audits will not have an adverse effect on our operating results.
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
     In addition, we and our customers are subject to various import and export laws and regulations. Changes in or violations of such regulations could materially and adversely affect our business, financial condition and results of operations. Additionally, various government export regulations apply to the encryption or other features contained in some of our products. We have made numerous filings and applied for and received a number of export licenses under these regulations. However, if we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines or our business, financial condition or results of operations may be otherwise adversely affected.
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
     Sales to our five largest customers represented 33.2% and 37.3% of our net revenue in the six months ended June 30, 2009 and 2008, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
     Our future success depends to a significant extent upon the continued service of our key senior management personnel, including our Chief Executive Officer and other senior executives. We have employment agreements with our Chief Executive Officer and certain other executive officers; however the agreements do not govern the length of their service with Broadcom. We do not have employment agreements with most of our elected officers, or any other key employees, although we do have limited change in control severance benefit arrangements in place with certain executives. The loss of the services of key senior management or technical personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if certain of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.
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

We depend on third-party subcontractors to assemble and test substantially all of our products. If any of our subcontractors experience production disruptions or financial difficulty, shipments of our products may be affected, which could adversely impact customer relationships or impair sales.
     We do not own or operate an assembly or test facility. Eight third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. Additionally, due to the current economic environment it is possible that our subcontractors may experience financial difficulties that would impede their ability to operate effectively.
     We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experience financial difficulties, suffer any damage to facilities, experience power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner, or at all. Due to the amount of time that it usually takes to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 48.6% and 38.8% of our net revenue in the six months ended June 30, 2009 and 2008, respectively, was derived from sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 89.0% and 86.9% of our net revenue in the six months ended June 30, 2009 and 2008, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of the war in Iraq and terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:
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
     We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Due to the current global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. Additionally, availability of foundry capacity has at times in the past been reduced due to strong demand. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a public health emergency or closure at any of these foundries, our product revenue, cost of product revenue and results of operations would be negatively impacted.
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
     Because we rely on outside foundries, we face several significant risks in addition to those discussed above, including:
•	a lack of guaranteed wafer supply and higher wafer prices, particularly in light of the recent volatility in the commodities markets, which has the impact of increasing the cost of materials used in production of wafers;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs and other terms; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.
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
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 though June 30, 2009 our Class A common stock has traded at prices as low as $12.98 and as high as $29.91 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:
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

     In addition, fluctuations in the price of our stock may reduce the ability of our share repurchase program to deliver long-term shareholder value, because the market price of the stock may decline significantly below the levels at which repurchases were made.
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
     As of June 30, 2009 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.3% of our outstanding common stock and held 57.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2009 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 12.1% of our outstanding common stock and held 56.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended June 30, 2009, we issued an aggregate of 1.5 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors.
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of June 30, 2009, $524.9 million was still authorized for the repurchase of shares. The following table presents details of our repurchases during the three months ended June 30, 2009:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)
April 2009	—	$—	—
May 2009	—	—	—
June 2009	2,032	25.08	2,032

Total	2,032	25.08	2,032	$524,854

     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.
Item 3. Defaults upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     (a) Our 2009 Annual Meeting of Shareholders, or the 2009 Annual Meeting, was held May 14, 2009.
     (b) At the 2009 Annual Meeting, the shareholders elected each of the following nominees as directors, to serve on our Board of Directors until the next annual meeting of shareholders and/or until their successors are duly elected and qualified. The vote for each director was as follows:

	Class A			Total
	Shares/	Class B	Class B	Affirmative
	Votes	Shares	Votes	Votes
George L. Farinsky	331,945,868	31,354,102	313,541,020	645,486,888
Nancy H. Handel	336,011,846	31,354,102	313,541,020	649,552,866
Eddy W. Hartenstein	311,110,059	31,354,102	313,541,020	624,651,079
John E. Major	296,199,881	31,354,102	313,541,020	609,740,901
Scott A. McGregor	345,630,299	31,354,102	313,541,020	659,171,319
William T. Morrow	346,106,909	31,354,102	313,541,020	659,647,929
Robert E. Switz	330,551,473	31,354,102	313,541,020	644,092,493

     (c) At the 2009 Annual Meeting, the Shareholders also voted on the following proposal and cast their votes as follows:
           To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

	Class A
	Shares/	Class B	Class B
	Votes	Shares	Votes	Total Votes
For	371,980,837	31,356,005	313,560,050	685,540,887
Against	663,704	27,446	274,460	938,164
Abstain	359,704	1,912	19,120	378,824
Broker Non-Votes	N/A	N/A	N/A	N/A
Item 5.  Other Information
     In May 2009, our Board of Directors dissolved the Equity Award Committee and reconstituted its other committees. The current members of each committee and the respective committee chairs are identified in the following table:

Nominating &
C = Chair	M = Member		Compen-	Corporate
Independent Directors		Audit	sation	Governance
Joan L. Amble (1)		M
George L. Farinsky		M
Nancy H. Handel		C
Eddy W. Hartenstein			M
John E. Major (2)			C	M
William T. Morrow				M
Robert E. Switz		M		C

(1)	Ms. Amble was elected to the Board of Directors May 28, 2009.

(2)	Mr. Major also continues to serve as Chairman of the Board of Directors.
     The Board has determined that each member of the Audit Committee (i) qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing composition of the Audit Committee and (ii) satisfies the “financial sophistication” requirements of the Nasdaq listing standards.
Item 6. Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
10.1†	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the Registrant (Filed as an exhibit to Form 8-K/A July 23, 2009 and incorporated herein by reference).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Vice President and Corporate Controller (Principal Accounting Officer)

July 23, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the Registrant (Filed as an exhibit to Form 8-K/A July 23, 2009 and incorporated herein by reference).

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.