Form 10-Q
period 2009-09-30
BROADCOM CORP
filed 2009-10-22
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
     As of September 30, 2009 the registrant had 436.5 million shares of Class A common stock, $0.0001 par value, and 58.6 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	2
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3. Defaults upon Senior Securities	78
Item 4. Submission of Matters to a Vote of Security Holders	78
Item 5. Other Information	78
Item 6. Exhibits	78
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2009 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,345,221	$1,190,645
Short-term marketable securities	561,287	707,477
Accounts receivable, net	541,587	372,311
Inventory	307,216	366,106
Prepaid expenses and other current assets	95,296	114,674

Total current assets	2,850,607	2,751,213
Property and equipment, net	228,621	234,691
Long-term marketable securities	470,643	—
Goodwill	1,277,951	1,279,243
Purchased intangible assets, net	21,324	61,958
Other assets	67,019	66,160

Total assets	$4,916,165	$4,393,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423,199	$310,487
Wages and related benefits	182,394	157,758
Deferred revenue	96,421	12,338
Accrued liabilities	301,371	236,520

Total current liabilities	1,003,385	717,103
Long-term deferred revenue	637	3,898
Other long-term liabilities	62,688	65,197
Commitments and contingencies
Shareholders’ equity:
Common stock	50	49
Additional paid-in capital	11,170,000	10,930,315
Accumulated deficit	(7,318,273)	(7,324,330)
Accumulated other comprehensive income (loss)	(2,322)	1,033

Total shareholders’ equity	3,849,455	3,607,067

Total liabilities and shareholders’ equity	$4,916,165	$4,393,265

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net revenue:
Product revenue	$1,194,745	$1,254,083	$2,989,292	$3,409,051
Licensing revenue	59,452	44,392	158,285	122,565

Total net revenue	1,254,197	1,298,475	3,147,577	3,531,616
Operating costs and expenses:
Cost of product revenue	615,349	619,459	1,580,300	1,655,218
Research and development	391,170	379,279	1,138,664	1,115,002
Selling, general and administrative	142,480	141,941	394,938	395,904
Amortization of purchased intangible assets	4,159	183	12,457	550
In-process research and development	—	—	—	10,900
Impairment of long-lived assets	7,634	250	18,895	2,150
Restructuring costs (reversals)	4,772	—	12,330	(1,000)
Settlement costs (gains)	—	—	(57,256)	15,810
Charitable contribution	—	—	50,000	—

Total operating costs and expenses	1,165,564	1,141,112	3,150,328	3,194,534
Income (loss) from operations	88,633	157,363	(2,751)	337,082
Interest income, net	2,978	12,451	11,362	44,983
Other income (expense), net	(178)	(3,720)	2,487	(2,987)

Income before income taxes	91,433	166,094	11,098	379,078
Provision for income taxes	6,837	1,188	5,041	5,069

Net income	$84,596	$164,906	$6,057	$374,009

Net income per share (basic)	$0.17	$0.32	$0.01	$0.72

Net income per share (diluted)	$0.16	$0.31	$0.01	$0.70

Weighted average shares (basic)	495,491	509,041	493,599	517,418

Weighted average shares (diluted)	521,443	523,759	508,559	531,187

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Cost of product revenue	$6,579	$6,652	$18,584	$18,354
Research and development	90,829	93,334	266,698	262,043
Selling, general and administrative	31,290	33,328	89,817	93,661
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$6,057	$374,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,314	55,770
Stock-based compensation expense:
Stock options and other awards	126,461	168,891
Restricted stock units	248,638	205,167
Acquisition-related items:
Amortization of purchased intangible assets	24,558	12,354
In-process research and development	—	10,900
Impairment of long-lived assets	18,895	2,150
Loss on strategic investments, net	—	4,266
Non-cash restructuring charges	3,471	—
Loss (gain) on sale of marketable securities	(1,046)	1,781
Changes in operating assets and liabilities:
Accounts receivable	(169,276)	(131,998)
Inventory	58,890	(91,292)
Prepaid expenses and other assets	19,972	(1,629)
Accounts payable	112,525	147,332
Deferred revenue	80,822	(8,962)
Other accrued and long-term liabilities	77,684	24,719

Net cash provided by operating activities	654,965	773,458

Investing activities
Net purchases of property and equipment	(48,774)	(65,151)
Net cash received from (paid for) acquired companies	842	(29,795)
Purchases of strategic investments	(2,000)	(355)
Purchases of marketable securities	(1,057,972)	(1,110,514)
Proceeds from sales and maturities of marketable securities	737,377	512,022

Net cash used in investing activities	(370,527)	(693,793)

Financing activities
Repurchases of Class A common stock	(206,517)	(859,775)
Proceeds from issuance of common stock	137,229	114,582
Minimum tax withholding paid on behalf of employees for restricted stock units	(60,574)	(45,186)

Net cash used in financing activities	(129,862)	(790,379)

Increase (decrease) in cash and cash equivalents	154,576	(710,714)
Cash and cash equivalents at beginning of period	1,190,645	2,186,572

Cash and cash equivalents at end of period	$1,345,221	$1,475,858

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2009 and December 31, 2008, and our consolidated results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.
     In June 2009 the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our unaudited condensed consolidated financial statements.
     Certain prior period amounts in the unaudited condensed consolidated statements of income have been reclassified to conform with the current period presentation of product and licensing revenue.
     We have evaluated subsequent events through October 22, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material subsequent events.
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
Use of Estimates
     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs (reversals), litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.
Revenue Recognition
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. Our licensing revenue is generated from the licensing of intellectual property. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of product sales occurs through distributors.
     The following table presents details of our total net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenue (1)	95.3%	96.6%	95.0%	96.5%
Licensing revenue	4.7	3.4	5.0	3.5

Total net revenue	100.0%	100.0%	100.0%	100.0%

(1)	Includes software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees totaling less than 0.8% of total net revenue for all periods presented.
     The following table presents details of our product revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product sales made through direct sales force	76.8%	81.2%	79.0%	83.9%
Product sales made through distributors	23.2	18.8	21.0	16.1

	100.0%	100.0%	100.0%	100.0%

     We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.
     A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the criterion listed in (iii) in the paragraph above has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customers’ projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to be incorporated into its end products.
     In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a sale of software and software-related items and allocate the arrangement consideration based on vendor-specific objective evidence, or VSOE.
     In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we allocate the arrangement consideration based on each element’s relative fair value.
     In the arrangements described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In cases where the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered.
     Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when VSOE exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.
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
     We invest our cash in U.S. Treasury instruments and in deposits and money market funds with major financial institutions. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.
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
     We account for our investments in debt and equity instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We assess whether our investments with unrealized loss positions are other than temporarily impaired. Unrealized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of income.

Inventory
     Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We establish inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of product revenue in the unaudited condensed consolidated statements of income. Inventory acquired through business combinations is recorded at its acquisition date fair value which is the net realizable value less a normal profit margin depending on the stage of inventory completion.
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
     We account for the impairment of long-lived assets, including other purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.
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
     We also have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required to indemnify (subject to certain exceptions) each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. In August 2009 we entered into a proposed settlement with our directors and officers insurance carriers as part of a partial settlement of the federal derivative action. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the nine months ended September 30, 2009, we recovered legal expenses of $16.6 million under these insurance policies. From inception of the securities litigation and related government investigations through September 30, 2009, we have recovered legal expenses of $43.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense.
     In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments. As of September 30, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of September 30, 2009, we had advanced $79.0 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated, or if the proposed partial settlement does not receive final court approval, our potential financial exposure in the pending securities litigation and related government investigations would be increased.
     See Note 9 for a summary of our currently outstanding securities litigation and related government investigations, an update regarding future reimbursements related to our insurance polices, as well as a further discussion of our litigation matters.
Income Taxes
     We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
     Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the unaudited condensed consolidated statements of income as income tax expense.
Stock-Based Compensation
     Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.
Litigation and Settlement Costs
     Legal costs are expensed as incurred. We are involved in disputes, litigation and other legal actions. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated.
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
Business Enterprise Segments
     Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Although we have four operating segments, under current aggregation criteria, which includes similar economic characteristics, nature of products, production processes, type or class of products and distribution methods, we operate in only one reportable operating segment, wired and wireless broadband communications.
Self-Insurance
     We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for aggregate claims exceeding $0.3 million per covered person for any given year.
     Accruals for losses are made based on our claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. Should actual losses exceed the amounts expected and if the recorded liabilities are insufficient, an additional expense will be recorded.
Recent Accounting Pronouncements
     In December 2007 the FASB issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009 the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. We expect AS 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009 effective date.
     In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.
2. Supplemental Financial Information
Inventory
     The following table presents details of our inventory:

	September 30,	December 31,
	2009	2008
	(In thousands)
Work in process	$146,834	$166,811
Finished goods	160,382	199,295

	$307,216	$366,106

Property and Equipment
     The following table presents details of our property and equipment:

		September 30,	December 31,
	Useful Life	2009	2008
	(In years)	(In thousands)
Leasehold improvements	1 to 10	$161,359	$154,594
Office furniture and equipment	3 to 7	26,436	25,059
Machinery and equipment	3 to 5	221,672	193,993
Computer software and equipment	2 to 4	120,615	113,501
Construction in progress	N/A	4,927	3,893

		535,009	491,040
Less accumulated depreciation and amortization		(306,388)	(256,349)

		$228,621	$234,691

Goodwill
     The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
(In thousands)
Beginning balance	$1,279,243
Goodwill recorded in connection with an acquisition	849
Purchase price adjustment — DTV Business of AMD, Inc.	(2,141)

Ending balance	$1,277,951

Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	September 30,			December 31,
	2009			2008
		Accumulated			Accumulated
	Gross	Amortization (1)	Net	Gross	Amortization	Net
	(In thousands)
Completed technology	$220,669	$(203,422)	$17,247	$220,669	$(190,074)	$30,595
Customer relationships	80,366	(77,523)	2,843	80,366	(50,558)	29,808
Customer backlog	3,436	(3,436)	—	3,436	(3,436)	—
Other	9,214	(7,980)	1,234	9,214	(7,659)	1,555

	$313,685	$(292,361)	$21,324	$313,685	$(251,727)	$61,958

(1)	Included in accumulated amortization in 2009 is an impairment charge in the nine months ended September 30, 2009 of $16.1 million related to the acquisition of the DTV Business of AMD, of which $4.8 million was recorded in the three months ended September 30, 2009. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for this business.
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Cost of product revenue	$3,876	$3,935	$12,101	$11,804
Other operating expenses	4,159	183	12,457	550

	$8,035	$4,118	$24,558	$12,354

     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of product revenue	$3,697	$12,527	$1,023	$—	$—	$17,247
Other operating expenses	1,664	1,579	500	334	—	4,077

	$5,361	$14,106	$1,523	$334	$—	$21,324

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued rebates	$150,808	$125,058
Accrued charitable contribution	50,000	—
Accrued legal costs	31,074	26,973
Accrued payments on repurchases of Class A common stock	10,954	—
Warranty reserve	9,988	11,473
Accrued taxes	10,706	15,924
Restructuring liabilities	5,409	3,342
Accrued licensing payments	—	25,467
Other	32,432	28,283

	$301,371	$236,520

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	September 30,	December 31,
	2009	2008
	(In thousands)
Deferred rent	$32,597	$32,594
Accrued taxes	24,432	26,190
Restructuring liabilities	—	837
Other long-term liabilities	5,659	5,576

	$62,688	$65,197

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Beginning balance	$125,058	$132,603
Charged as a reduction of revenue	217,581	181,508
Reversal of unclaimed rebates	(9,171)	(36,525)
Payments	(182,660)	(158,457)

Ending balance	$150,808	$119,129

     We recorded rebates to certain customers of $97.0 million and $71.1 million and reversed accrued rebates of $1.6 million and $10.0 million in the three months ended September 30, 2009 and 2008, respectively.
Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Beginning balance	$11,473	$23,287
Charged to costs and expenses	4,525	2,282
Reversal of warranty reserves(1)	(1,572)	(10,600)
Payments	(4,438)	(4,261)

Ending balance	$9,988	$10,708

(1)	Relates to warranty costs incurred at a rate less than previously estimated.
     We recorded warranty charges to costs and expenses of $0.2 million in the three months ended September 30, 2009.
Restructuring Activity
     In light of the deterioration in worldwide economic conditions, in January 2009 we implemented a restructuring plan that included a reduction in our worldwide headcount of 200 people, which represented 3% of our global workforce. In the three months ended September 30, 2009 we implemented a plan to reduce our headcount by an additional 120 people related to our DTV business.
     We recorded $4.8 million and $12.3 million in net restructuring costs in the three and nine months ended September 30, 2009, respectively, related to the plans, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities. In the three and nine months ended September 30, 2009, we recorded restructuring charges of $0.8 million and $3.5 million, respectively, related to stock-based compensation expense incurred in connection with the modification of certain share-based awards.

     The following table summarizes activity related to our current and long-term restructuring liabilities during the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
(In thousands)
Beginning balance	$4,179
Charged to expense(1)	13,080
Reversal of restructuring costs(2)	(750)
Payments(1)	(11,100)

Ending balance(3)	$5,409

(1)	Restructuring charges and related payments are primarily related to severance.

(2)	We recorded a reversal of restructuring liabilities of $0.8 million, reflecting revised assumptions on a facility included in a prior restructuring plan.

(3)	The remaining excess facility cost will be paid over the remaining lease term through 2010.
Computation of Net Income Per Share
     The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator: Net income	$84,596	$164,906	$6,057	$374,009

Denominator: Weighted average shares outstanding	495,561	509,134	493,685	517,511
Less: Unvested common shares outstanding	(70)	(93)	(86)	(93)

Denominator for net income per share (basic)	495,491	509,041	493,599	517,418
Effect of dilutive securities:
Unvested common shares outstanding	39	17	33	6
Stock awards	25,913	14,701	14,927	13,763

Denominator for net income per share (diluted)	521,443	523,759	508,559	531,187

Net income per share (basic)	$0.17	$0.32	$0.01	$0.72

Net income per share (diluted)	$0.16	$0.31	$0.01	$0.70

     Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 50.7 million and 77.4 million anti-dilutive common share equivalents in the three months ended September 30, 2009 and 2008, respectively. There were 91.8 million and 81.4 million anti-dilutive common share equivalents in the nine months ended September 30, 2009 and 2008, respectively.
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

     In addition, certain patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. Also, Qualcomm will make payments to Broadcom totaling $891.2 million, of which $243.2 million has been paid through September 30, 2009. The remaining balance will be paid in fifteen equal and successive quarterly payments of $43.2 million each, continuing in the three months ending December 31, 2009 and concluding in the three months ending June 30, 2013.
     We determined the estimated fair values of the individual components of the Qualcomm Agreement and used the relative fair value method to allocate the payment amounts to the individual components of the gain on settlement and revenue from the licensing of our intellectual property. In the nine months ended September 30, 2009 we recorded a gain on settlement of outstanding litigation related to intellectual property of $65.3 million, which represents the estimated relative fair value of the settlement for Qualcomm’s past infringement. The fair value of this amount was primarily established based on awards determined by the United States District Court for the Central District of California.
     The estimated relative fair value of the licensing revenue as well as the assignment of patents of $825.9 million will be recorded as a single unit of accounting and recognized over the Qualcomm Agreement’s performance period of four years. In the three and nine months ended September 30, 2009, we recorded licensing revenue of $51.7 million and $88.5 million, respectively, and expect to record licensing revenue in equal quarterly amounts of $51.7 million during the quarters ending December 31, 2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in each of the following four quarters ending June 30, 2013. At September 30, 2009 we had deferred revenue of $89.5 million related to the Qualcomm Agreement.
     Separately, we recorded licensing revenue of $30.5 million in the nine months ended September 30, 2009 related to additional payments made by Qualcomm during 2008 for shipments from May 2007 through December 31, 2008, related to a permanent injunction on certain products. These amounts were previously deferred due to continuing litigation appeals, which have been resolved through the Qualcomm Agreement.
     Patent and Other Licensing Agreements
     In July 2007 we entered into a patent license agreement with a wireless network operator. Under the agreement, royalty payments were made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded licensing revenue of $19.0 million in the nine months ended September 30, 2009, and $38.0 million and $109.2 million in the three and nine months ended September 30, 2008, respectively, under this agreement and recorded a cumulative total of $200.0 million in licensing revenue from the commencement of the agreement through March 31, 2009. We have also recorded revenue in connection with other licensing agreements.
Charitable Contribution
     In April 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of its exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Accordingly, as the receipt of the determination letter was deemed probable, we recorded an operating expense for the contribution of $50.0 million in the nine months ended September 30, 2009. We received the determination letter in the three months ended September 30, 2009 and expect to fund the contribution in the three months ending December 31, 2009.
Supplemental Cash Flow Information
     During the nine months ended September 30, 2009, we repurchased $11.0 million of our Class A common stock in one or more transactions that had not been settled by September 30, 2009. We also paid $5.4 million related to capital equipment purchases that were accrued at December 31, 2008. In addition, billings of $5.6 million for capital equipment were accrued but not yet paid as of September 30, 2009. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.
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
Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of operations data below gives effect to the Sunext Design and DTV Business of AMD, Inc. acquisitions that were completed in 2008 as if they had occurred at the beginning of 2008. The following data includes the amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired in-process research and development. In addition, it includes an impairment of goodwill and purchased intangibles of $432.0 million recorded by AMD prior to our acquisition of the DTV Business. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2008.

Nine Months Ended
September 30, 2008
(In thousands, except per
share data)
Pro forma net revenue	$3,596,616

Pro forma net loss	$(159,118)

Pro forma net loss per share (basic and diluted)	$(0.31)

4. Cash, Cash Equivalents and Marketable Securities
     At September 30, 2009 we had $2.377 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. The fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. All of our marketable securities are rated AAA, Aaa, A-1 or P-1 by the major credit rating agencies.
     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)
September 30, 2009
Cash	$55,613	$—	$—	$55,613
Time deposits	580,756	—	—	580,756
U.S. Treasury and agency money market funds	653,605	—	—	653,605
U.S. Treasury and agency obligations	—	561,287	470,643	1,031,930
Institutional money market funds	55,247	—	—	55,247

	$1,345,221	$561,287	$470,643	$2,377,151

December 31, 2008
Cash	$88,366	$—	$—	$88,366
Time deposits	273,654	—	—	273,654
U.S. Treasury and agency money market funds	828,586	—	—	828,586
U.S. Treasury and agency obligations	—	703,722	—	703,722
Commercial paper and corporate bonds	—	3,755	—	3,755
Institutional money market funds	39	—	—	39

	$1,190,645	$707,477	$—	$1,898,122

     The following table shows the gross unrealized gains and losses and fair values for those investments as of September 30, 2009 and December 31, 2008 aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2009
U.S. Treasury and agency obligations	$1,030,722	$1,208	$—	$1,031,930
Commercial paper and corporate bonds	—	—	—	—

	$1,030,722	$1,208	$—	$1,031,930

December 31, 2008
U.S. Treasury and agency obligations	$698,910	$4,814	$(2)	$703,722
Commercial paper and corporate bonds	3,354	401	—	3,755

	$702,264	$5,215	$(2)	$707,477

     All of our long-term marketable securities had maturities of between one and two years in duration at September 30, 2009.
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
5. Income Taxes
     We recorded tax provisions of $6.8 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, and tax provisions of $1.2 million and $5.1 million for the three and nine months ended September 30, 2008, respectively. Our effective tax rates were 7.5% and 45.4% for the three and nine months ended September 30, 2009, respectively, and 0.7% and 1.3% for the three and nine months ended September 30, 2008, respectively. While our tax provisions for the nine months ended September 30, 2009 and 2008 were for similar amounts of $5.0 million and $5.1 million, respectively, which primarily represent provisions for foreign income taxes for both periods, our pretax income was significantly different at $11.1 million and $379.1 million, respectively, which resulted in significantly different effective tax rates of 45.4% and 1.3%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended September 30, 2009 and September 30, 2008, domestic losses recorded without income tax benefit for the three and nine months ended September 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.5 million for the nine months ended September 30, 2009, and $4.4 million for the nine months ended September 30, 2008. We recorded a tax benefit of $3.9 million in the nine months ended September 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, in the nine months ended September 30, 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U. S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. Specifically, in the nine months ended September 30, 2009, we recorded a $3.2 million tax provision for additional federal and state income and franchise taxes. We also reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and reduced our federal and state capitalized research and development costs by approximately $10.0 million and $15.0 million, respectively. Additionally, in the nine months ended September 30, 2009, we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to our valuation allowance for deferred tax asset resulting in no net change to deferred tax assets.
     As a result of the expensing of share-based payments since January 1, 2006, our deferred tax assets exclude certain excess tax benefits from employee stock-based compensation that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $8.7 million and $7.5 million at September 30, 2009 and December 31, 2008, respectively.
     At September 30, 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $360 million, of which approximately $260 million would be credited to paid-in capital if ultimately sustained and utilized to reduce our income tax liabilities because it relates to excess deductions from employee stock options. The remaining portion of these tax benefits, approximately $100 million, were previously offset by a valuation allowance on our deferred tax assets. If these tax positions are not sustained, there will be no net effect on our tax provision because of the related valuation allowance.
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
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. In the nine months ended September 30, 2009 we repurchased a total of 8.0 million shares of our Class A common stock at a weighted average price of $27.06, of which $11.0 million had not settled. As of September 30, 2009, $358.4 million remained authorized for repurchase under our current program.
     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Comprehensive Income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income	$84,596	$164,906	$6,057	$374,009
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	79	(417)	(4,444)	(440)
Translation adjustments	82	206	1,089	(4,513)

Total comprehensive income	$84,757	$164,695	$2,702	$369,056

7. Employee Benefit Plans
Combined Incentive Plan Activity
     Activity under all stock option incentive plans in the nine months ended September 30, 2009 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)
Balance at December 31, 2008	122,270	$.01 - $81.50	$25.42	$15.66
Options granted	2,669	17.83 - 23.17	23.14	10.92
Options cancelled	(3,261)	.01 - 48.63	30.80	15.78
Options exercised	(5,605)	.01 - 29.52	17.42	13.29

Balance at September 30, 2009	116,073	$.01 - $81.50	$25.60	$15.66

     Restricted stock unit activity in the nine months ended September 30, 2009 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance at December 31, 2008	27,622	$27.61
Restricted stock units granted	12,307	23.57
Restricted stock units cancelled	(1,120)	25.16
Restricted stock units vested	(8,241)	29.02

Balance at September 30, 2009	30,568	$25.69

     The per share fair values of stock options and employee stock purchase rights granted in the nine months ended September 30, 2009 in connection with stock incentive plans have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights
Expected life (in years)	5.00	1.04
Volatility	0.53	0.55
Risk-free interest rate	1.83%	0.56%
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.92	$7.42

Unearned Stock-Based Compensation
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2013 related to unvested share-based payment awards:

	2009	2010	2011	2012	2013	Total
	(In thousands)
Unearned stock-based compensation	$124,979	$386,570	$255,281	$124,329	$26,113	$917,272
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
8. Settlement Costs (Gains)
     We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in the nine months ended September 30, 2009. We also recorded $6.9 million in settlement costs in the nine months ended September 30, 2009 for an estimated settlement associated with certain employment tax items. In addition, in the nine months ended September 30, 2009 we recorded settlement costs of $1.2 million related to a patent infringement claim.
     In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. Both of the 2008 settlements were recorded in the nine months ended September 30, 2008.
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
     In January 2009 the Commission issued a Final Determination and upheld the ITC administrative law judge’s August 2008 initial determination finding that SiRF and the other SiRF respondants infringe six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the other SiRF Defendants from engaging in certain activities related to the infringing chips. In March 2009, the SiRF Defendants filed a notice of appeal with the United States Court of Appeal for the Federal Circuit. A hearing before the Federal Circuit has been set for November 2009.
     In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. Discovery is ongoing. In October 2009, Broadcom amended its complaint to add CSR plc as a defendant. Trial has been set for November 2010.
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

     In September 2009, we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. The complaint seeks preliminary and permanent injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. Emulex has not yet answered the complaint.
     Securities Litigation and Other Related Matters. In April 2009 we filed a complaint in Delaware Chancery Court against Emulex and Emulex officers and directors (Fred B. Cox, Michael P. Downey, Bruce C. Edwards, Paul F. Folino, Robert H. Goon, Don M. Lyle, James M. McCluney, and Dean A. Yoost) alleging that a poison pill and certain bylaw amendments adopted by Emulex are contrary to law and/or breach the directors’ fiduciary duty to Emulex, which we dismissed in June 2009.
     In May 2009, Emulex filed a complaint in the Central District of California against Broadcom and Fiji Acquisition Corporation alleging violation of securities laws in connection with Broadcom’s proposed acquisition of Emulex. The complaint sought a declaration of securities laws violations, an injunction, and an award of costs and attorneys fees. Emulex filed an amended complaint in June, which Broadcom moved to dismiss. In July 2009 Emulex voluntarily dismissed its complaint.
     In May 2009 Emulex filed a complaint in Orange County Superior Court against Broadcom alleging fraud, unfair competition, and intentional interference with contractual relations and prospective economic advantage in connection with Broadcom’s proposed acquisition of Emulex. In September 2009 Emulex voluntarily dismissed its complaint without prejudice.
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
     In January 2007 the California Superior Court granted defendants’ motion to stay the state derivative action pending resolution of the prior-filed federal derivative action. In March 2007 the court in the federal derivative action denied our motion to dismiss, which motion was based on the ground that the shareholder plaintiffs lack standing to assert claims on behalf of Broadcom. Motions to dismiss filed by the individual defendants were heard, and mostly denied, in May 2007. Additionally, in May 2007 the Board of Directors established a special litigation committee, or SLC, to decide what course of action Broadcom should pursue in respect of the claims asserted in the Options Derivative Actions. The SLC is currently engaged in its review.
     In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. If approved by the court, the Partial Derivative Settlement will resolve all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, who currently remains employed by Broadcom as a technology advisor and is our former Chief Technical Officer and former Chairman of the Board. In connection with the Partial

Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. A final approval hearing has been scheduled for December 14, 2009.
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
     We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Options Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations, particularly as the defendants in the criminal and civil actions described below prepare to go to trial in 2009 and 2010. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights under certain insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom will receive payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million to be paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom has agreed to pay, subject to court approval of a fee award motion, $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action.

     In the event that the Partial Derivative Settlement is approved by the trial court but such approval is subsequently reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom.
     In November 2008 Randy Lee Soderstrom, alleged to have been employed by a former contractor of Broadcom and presently a prisoner in a California state prison, filed a complaint entitled Soderstrom v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, David Dull, Broadcom Corporation in the United States District Court for the Northern District of California (Case No. CV 08 5310 PVT). In his complaint, Soderstrom sought relief under the Racketeering Influenced and Corrupt Organizations Act (RICO). The complaint made allegations relative to conduct similar to that which is alleged in the Options Derivative Actions and Option Class Actions discussed above, and the SEC and United States Attorney’s Office investigations discussed below, but also contained certain different allegations. The plaintiff is representing himself in this action. On May 20, 2009, the Court granted Broadcom’s motion to dismiss and also granted the motions to dismiss of all other defendants. A final judgment on behalf of defendants was entered the same day. The plaintiff filed a motion to alter or amend the judgment on June 22, 2009, which was denied on June 25, 2009. The plaintiff appealed, but on September 15, 2009 the lower court’s decision was summarily affirmed by a three-judge panel of the United States Court of Appeals for the Ninth Circuit. The plaintiff subsequently asked the entire Ninth Circuit to hear his case. Broadcom intends to continue to defend this action vigorously.
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
     In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. In 2007 and 2008 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. We are continuing to cooperate with the U.S. Attorney’s Office in 2009. In June 2008 Dr. Nicholas and Mr. Ruehle were named in an indictment relating to alleged stock options backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli appealed the ruling to the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. Mr. Ruehle’s trial is scheduled to commence in late October 2009; Dr. Nicholas’ trial is scheduled to take place in February 2010. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; the impact of litigation related to the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that recent economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the IRS review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates and our plans to implement cost savings measures. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.
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
     Net Revenue. Our product revenue is generated principally by sales of semiconductor devices and, to a lesser extent, software licenses and royalties, support and maintenance agreements, data services and cancellation fees. Our licensing revenue is generated from the licensing of intellectual property. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors.
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
     The following table presents details of our total net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenue (1)	95.3%	96.6%	95.0%	96.5%
Licensing revenue	4.7	3.4	5.0	3.5

Total net revenue	100.0%	100.0%	100.0%	100.0%

(1)	Includes software licenses and royalties, support and maintenance agreements, data services and cancellation fees totaling less than 0.8% of total net revenue for all periods presented.
     The following table presents details of our product revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product sales made through direct sales force	76.8%	81.2%	79.0%	83.9%
Product sales made through distributors(1)	23.2	18.8	21.0	16.1

	100.0%	100.0%	100.0%	100.0%

(1)	Product sales made through distributors increased as a percentage of product revenue in the three and nine months ended September 30, 2009. The increase is due to the ramping of mobile and wireless products sold by stocking distributors serving as an interface for certain of our customers as well as incremental demand in our enterprise networking products in the Asia market.
     The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us or purchases of capital equipment from others, particularly in the recent global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
     For these and other reasons, our total net revenue and results of operations for the three months ended September 30, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal swings in consumer products and changes in the overall economic environment. In addition, an increasing percentage of our inventory is maintained under hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.
     Sales to our five largest customers, including sales to their manufacturing subcontractors, as a percentage of total net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Five largest customers as a group	36.3%	33.5%	34.2%	35.9%
     We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2009 and for the foreseeable future. In the three months ended September 30, 2009 we had one greater than 10% customer. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.
     Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Asia (primarily in Korea, China, Japan and Taiwan)	37.5%	31.9%	37.2%	30.5%
Europe (primarily in the United Kingdom, Finland and France)	10.4	10.3	12.4	10.1
Other	5.3	0.3	2.3	0.3

	53.2%	42.5%	51.9%	40.9%

     Product revenue derived from shipments to international destinations, as a percentage of total product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Asia (primarily in China, Hong Kong, Singapore and Japan)	92.9%	89.2%	90.5%	86.0%
Europe (primarily in Hungary, France, Germany and Sweden)	2.1	2.8	2.9	2.8
Other	1.3	2.1	1.3	2.6

	96.3%	94.1%	94.7%	91.4%

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
     Net Income (Loss). Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	stock-based compensation expense;

•	cash-based incentive compensation expense;

•	required levels of research and development and other operating costs;

•	licensing of intellectual property;

•	in-process research and development, or IPR&D;

•	litigation costs and insurance recoveries;

•	settlement costs or gains;

•	charitable contributions;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock;

•	amortization of purchased intangible assets;

•	impairment of goodwill and long-lived assets;

•	deferral of revenue under multiple-element arrangements;

•	other-than-temporary impairment of marketable securities and strategic investments;

•	gain (loss) on strategic investments; and

•	restructuring costs or reversals thereof.
     In the three months ended September 30, 2009 our net income was $84.6 million as compared to net income of $164.9 million in the three months ended September 30, 2008, a difference of $80.3 million. This decrease in profitability was the direct result of $55.2 million less product gross profit principally due to a decline in product revenue and product gross margins, offset in part by $15.1 million of additional licensing revenue.
     Net revenue in the three months ended September 30, 2009 decreased in our broadband communications and enterprise networking target markets, offset in part by an increase in net revenue in our mobile and wireless target market. The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products. The increase in net revenue from our mobile and wireless target market resulted primarily from the ramp of our cellular products and an increase in demand for our wireless LAN product offerings. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $15.1 million primarily as a result of our licensing agreement with QUALCOMM Incorporated, or Qualcomm. See discussion under “Settlement and Patent License and Non-Assert Agreement” below. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     In the nine months ended September 30, 2009 our net income was $6.1 million as compared to net income of $374.0 million in the nine months ended September 30, 2008, a difference of $368.0 million. This decrease in profitability was the direct result of $344.8 million less product gross profit principally due to a decline in revenue and product gross margins, a $50.0 million charitable contribution, an increase in impairment of long-lived assets and restructuring costs of $16.7 million and $13.3 million, respectively, offset in part by $35.7 million of additional licensing revenue and a net settlement gain of $73.1 million.
     Net revenue in the nine months ended September 30, 2009 significantly decreased in our broadband communications and enterprise networking target markets, offset in part by a moderate increase in net revenue in our mobile and wireless target market. The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from the ramp of our cellular products and an increase in demand for wireless LAN product offerings, offset in part by a decrease in demand for our Bluetooth products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $35.7 million as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     We expect research and development costs to increase slightly over the short term and continue to increase over the longer term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

     We currently do not believe the acquisition of the DTV Business of AMD, Inc. in late 2008 will achieve earnings neutrality by the end of 2009. In the three and nine months ended September 30, 2009 we recorded an impairment to customer relationships, completed technology and certain other assets of $7.6 million and $18.9 million, respectively, related to this acquisition. In addition, in the three months ended September 30, 2009 we recorded charges of $10.4 million for excess and obsolete inventory related to the DTV Business of AMD. The primary factor contributing to these charges was a continued reduction in our revenue outlook for this business.
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
     In addition, certain patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. Also, Qualcomm will make payments to Broadcom totaling $891.2 million, of which $243.2 million has been paid through September 30, 2009. The remaining balance will be paid in fifteen equal and successive quarterly payments of $43.2 million each, continuing in the three months ending December 31, 2009 and concluding in the three months ending June 30, 2013.
     We determined the estimated fair values of the individual components of the Qualcomm Agreement and used the relative fair value method to allocate the payment amounts to the individual components of the gain on settlement and revenue from the licensing of our intellectual property. In the nine months ended September 30, 2009 we recorded a gain on settlement of outstanding litigation related to intellectual property of $65.3 million, which represents the estimated relative fair value of the settlement for Qualcomm’s past infringement. The fair value of this amount was primarily established based on awards determined by the United States District Court for the Central District of California.
     The estimated relative fair value of the licensing revenue as well as the assignment of patents of $825.9 million will be recorded as a single unit of accounting and recognized over the Qualcomm Agreement’s performance period of four years. In the three and nine months ended September 30, 2009, we recorded licensing revenue related to the Qualcomm Agreement of $51.7 million and $88.5 million, respectively, and expect to record licensing revenue in equal quarterly amounts of $51.7 million during the quarters ending December 31, 2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in each of the following four quarters ending June 30, 2013. At September 30, 2009 we had deferred revenue of $89.5 million related to the Qualcomm Agreement.
     Separately, we recorded licensing revenue of $30.5 million in the nine months ended September 30, 2009 related to additional payments made by Qualcomm during 2008 for shipments from May 2007 through December 31, 2008, related to a permanent injunction on certain products. These amounts were previously deferred due to continuing litigation appeals, which have been resolved through the Qualcomm Agreement.
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
     Mobile Platforms. The development and introduction of new products often requires substantial research and development resources. During the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Currently 20% of our research and development expense is attributable to our mobile platforms products. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business, and may continue to do so until we realize significant cellular revenues.
     Prior to the three months ended September 30, 2009, most of the revenue that we derived from our mobile platforms business related to the licensing of our intellectual property. Although we are generating additional revenue from our ramp of cellular products, it is possible that our customers may delay further product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
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
     Business Enterprise Segments. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Although we have four operating segments, under current aggregation criteria, which includes similar economic characteristics, nature of products, production processes, type or class of products and distribution methods, we operate in only one reportable operating segment, wired and wireless broadband communications.
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

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a sale of software and software-related items and allocate the arrangement consideration based on vendor-specific objective evidence, or VSOE. In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we allocate the arrangement consideration based on each element’s relative fair value. In the arrangements described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In cases where the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered. If we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.

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

•	Inventory and Warranty Reserves. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our product gross margins would be reduced.

•	Stock-Based Compensation Expense. All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. Although we utilize the Black-Scholes model, which meets established requirements, the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets (including in-process research and development and defensive assets) acquired. Prior to 2009 in-process research and development was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any our acquired in-process research and development projects. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction of income tax expense in the period of such realization. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008
     The following table sets forth certain unaudited condensed consolidated statements of income data expressed as a percentage of total net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue:
Product revenue	95.3%	96.6%	95.0%	96.5%
Licensing revenue	4.7	3.4	5.0	3.5

Total net revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of product revenue	49.1	47.7	50.2	46.9
Research and development	31.2	29.2	36.2	31.6
Selling, general and administrative	11.3	11.0	12.5	11.2
Amortization of purchased intangible assets	0.3	—	0.4	—
In-process research and development	—	—	—	0.3
Impairment of long-lived assets	0.6	—	0.6	0.1
Restructuring costs (reversals)	0.4	—	0.4	—
Settlement costs (gains)	—	—	(1.8)	0.4
Charitable contribution	—	—	1.6	—

Total operating costs and expenses	92.9	87.9	100.1	90.5
Income (loss) from operations	7.1	12.1	(0.1)	9.5
Interest income, net	0.2	1.0	0.4	1.3
Other income (expense), net	—	(0.3)	0.1	(0.1)

Income before income taxes	7.3	12.8	0.4	10.7
Provision for income taxes	0.6	0.1	0.2	0.1

Net income	6.7%	12.7%	0.2%	10.6%

     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product revenue	0.5%	0.5%	0.6%	0.5%
Research and development	7.2	7.2	8.5	7.4
Selling, general and administrative	2.5	2.6	2.9	2.7

Net Revenue, Cost of Product Revenue, Product Gross Margin and Total Gross Margin
     The following tables present net revenue, cost of product revenue and product gross margin for the three and Nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2009 and June 30, 2009:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Product revenue(1)	$1,194,745	95.3%	$1,254,083	96.6%	$(59,338)	(4.7)%
Licensing revenue	59,452	4.7	44,392	3.4	15,060	33.9

Total net revenue	$1,254,197	100.0%	$1,298,475	100.0%	$(44,278)	(3.4)

Cost of product revenue(2)	$615,349	49.1%	$619,459	47.7%	$(4,110)	(0.7)

Product gross margin (3)	48.5%		50.6%		(2.1)%

Total gross margin (3)	50.9%		52.3%		(1.4)%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
			(In thousands, except percentages)
Product revenue(1)	$2,989,292	95.0%	$3,409,051	96.5%	$(419,759)	(12.3)%
Licensing revenue	158,285	5.0	122,565	3.5	35,720	29.1

Total net revenue	$3,147,577	100.0%	$3,531,616	100.0%	$(384,039)	(10.9)

Cost of product revenue(2)	$1,580,300	50.2%	$1,655,218	46.9%	$(74,918)	(4.5)

Product gross margin (3)	47.1%		51.4%		(4.3)%

Total gross margin (3)	49.8%		53.1%		(3.3)%

	Three Months Ended		Three Months Ended			%
	September 30, 2009		June 30		2009	Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Product revenue(1)	$1,194,745	95.3%	$966,317	92.9%	$228,428	23.6%
Licensing revenue	59,452	4.7	73,627	7.1	(14,175)	(19.3)

Total net revenue	$1,254,197	100.0%	$1,039,944	100.0%	$214,253	20.6

Cost of product revenue(2)	$615,349	49.1%	$518,674	49.9%	$96,675	18.6

Product gross margin (3)	48.5%		46.3%		2.2%

Total gross margin (3)	50.9%		50.1%		0.8%

(1)	Includes software licenses and royalties, support and maintenance agreements, data services and cancellation fees of less than 0.8% of total net revenue for all periods presented.

(2)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(3)	Due to the separate presentation of product revenue and licensing revenue implemented in the three months ended June 30, 2009, the tables include product gross margin in addition to our previously reported total gross margin.
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
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Broadband communications	$394,863	31.5%	$458,323	35.3%	$(63,460)	(13.8)%
Mobile and wireless	572,287	45.6	494,429	38.1	77,858	15.7
Enterprise networking	287,047	22.9	345,723	26.6	(58,676)	(17.0)

Net revenue	$1,254,197	100.0%	$1,298,475	100.0%	$(44,278)	(3.4)

     The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products. The increase in net revenue from our mobile and wireless target market resulted primarily from the ramp of our cellular products and an increase in demand for our wireless LAN product offerings. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $15.1 million primarily as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.

     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	Nine Months Ended		Nine Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Broadband communications	$1,075,960	34.2%	$1,281,688	36.3%	$(205,728)	(16.1)%
Mobile and wireless	1,355,866	43.1	1,267,928	35.9	87,938	6.9
Enterprise networking	715,751	22.7	982,000	27.8	(266,249)	(27.1)

Net revenue	$3,147,577	100.0%	$3,531,616	100.0%	$(384,039)	(10.9)

     The decrease in net revenue from our broadband communications target market resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our mobile and wireless target market resulted primarily from the ramp of our cellular products and an increase in demand for wireless LAN product offerings, offset in part by a decrease in demand for our Bluetooth products. Also reflected in our mobile and wireless target market was an increase in licensing revenue of $35.7 million as a result of the Qualcomm Agreement. The decrease in net revenue from our enterprise networking target market resulted primarily from a broad-based decline in demand for our Ethernet switch and controller products.
     We recorded rebates to certain customers of $97.0 million and $71.1 million in the three months ended September 30, 2009 and 2008, respectively, and $217.5 million and $181.5 million in the nine months ended September 30, 2009 and 2008, respectively. The increase in rebates in the three and nine months ended September 30, 2009 was attributable to a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the mobile and wireless area. At the time of the sale we accrue 100% of the potential rebate as a reduction of revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of (i) $1.6 million and $10.0 million in the three months ended September 30, 2009 and 2008, respectively, and (ii) $9.1 million and $36.5 million in the nine months ended September 30, 2009 and 2008, respectively.
     The following table presents net revenue from each of our major target markets and its respective contribution to net revenue in the three months ended September 30, 2009 as compared to the three months ended June 30, 2009:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		June 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
		(In thousands, except percentages)
Broadband communications	$394,863	31.5%	$363,843	35.0%	$31,020	8.5%
Mobile and wireless	572,287	45.6	465,748	44.8	106,539	22.9
Enterprise networking	287,047	22.9	210,353	20.2	76,694	36.5

Net revenue	$1,254,197	100.0%	$1,039,944	100.0%	$214,253	20.6

     The increase in net revenue from our broadband communications target market resulted primarily from an increase in demand for broadband modems and digital set-top boxes. The increase in net revenue from our mobile and wireless target market resulted primarily from strong new product ramps in cellular basebands and our combo solutions, as well as normal seasonality as our customers prepare for the upcoming holiday season. Another factor contributing to the increase in our mobile and wireless target market was the continued ramp of our cellular products, offset by a decrease in licensing revenue of $14.2 million. The increase in net revenue from our enterprise networking target market resulted principally from improving customer order patterns particularly for our Ethernet switch and controller products.
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
     Product gross margin decreased from 50.6% in the three months ended September 30, 2008 to 48.5% in the three months ended September 30, 2009 primarily as a result of changes in the product mix. Other factors that contributed to the decrease in product gross margin were a net decrease in the reversal of rebates of $8.4 million related to unclaimed rebates and fixed costs being spread over a lower revenue base, offset by a net decrease in excess and obsolete inventory provisions of $11.3 million.
     Product gross margin decreased from 51.4% in the nine months ended September 30, 2008 to 47.1% in the nine months ended September 30, 2009 primarily as a result of changes in the product mix. Other factors that contributed to the decrease in product gross margin were: (i) a net decrease in the reversal of rebates of $27.4 million related to unclaimed rebates, (ii) fixed costs being spread over a lower revenue base and (iii) a net increase in excess and obsolete inventory provisions of $7.2 million.
     Product gross margin increased from 46.3% in the three months ended June 30, 2009 to 48.5% in the three months ended September 30, 2009 as a result of (i) fixed costs being spread over a higher revenue base, (ii) changes in product mix (iii) continued focus on cost improvement and (iv) a net decrease in excess and obsolete inventory provisions of $8.6 million. In addition, in the three months ended September 30, 2009 we recorded reduced excess and obsolete inventory provisions due to improved ordering patterns, offset by additional excess and obsolete provisions of $10.4 million related to inventory from our DTV business.
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

     The following tables present details of research and development expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Salaries and benefits	$196,036	15.6%	$183,219	14.1%	$12,817	7.0%
Stock-based compensation(1)	90,829	7.2	93,334	7.2	(2,505)	(2.7)
Development and design costs	54,237	4.3	50,278	3.9	3,959	7.9
Other	50,068	4.1	52,448	4.0	(2,380)	(4.5)

Research and development	$391,170	31.2%	$379,279	29.2%	$11,891	3.1%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Salaries and benefits	$574,200	18.2%	$533,656	15.1%	$40,544	7.6%
Stock-based compensation(1)	266,698	8.5	262,043	7.4	4,655	1.8
Development and design costs	148,185	4.7	165,185	4.7	(17,000)	(10.3)
Other	149,581	4.8	154,118	4.4	(4,537)	(2.9)

Research and development	$1,138,664	36.2%	$1,115,002	31.6%	$23,662	2.1%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits is primarily attributable to an increase in headcount by approximately 400 personnel (predominantly in the broadband communications area as a result of our acquisition of the DTV Business of AMD, Inc.) to approximately 5,500 at September 30, 2009, which represents an 8.3% increase from our September 30, 2008 levels. In addition we increased our incentive plan costs due primarily to the stronger than anticipated performance in relative revenue growth as compared to an identified segment of the semiconductor industry and cash flow from operations generated in the three months ended September 30, 2009 and expected for the full year. The increase in salaries and benefits in the three and nine months ended September 30, 2009 was offset in part by the impact of our restructuring plan in January 2009. We did not have an annual salary merit increase in 2009. In the three months ended September 30, 2009 development and design costs increased due to prototyping and engineering design tool costs. In the nine months ended September 30, 2009 development and design costs decreased due to reduced prototyping, subcontracting and testing costs as well as license fees, offset in part by an increase in engineering design tool costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We currently hold more than 3,650 U.S. and 1,450 foreign patents, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following tables present details of selling, general and administrative expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$53,180	4.2%	$51,195	3.9%	$1,985	3.9%
Stock-based compensation(1)	31,290	2.5	33,328	2.6	(2,038)	(6.1)
Legal and accounting fees	42,728	3.4	37,495	2.9	5,233	14.0
Other	15,282	1.2	19,923	1.6	(4,641)	(23.3)

Selling, general and administrative	$142,480	11.3%	$141,941	11.0%	$539	0.4%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$144,335	4.6%	$148,998	4.2%	$(4,663)	(3.1)%
Stock-based compensation(1)	89,817	2.9	93,661	2.7	(3,844)	(4.1)
Legal and accounting fees	116,854	3.7	93,660	2.7	23,194	24.8
Other	43,932	1.3	59,585	1.6	(15,653)	(26.3)

Selling, general and administrative	$394,938	12.5%	$395,904	11.2%	$(966)	(0.2)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     In the three months ended September 30, 2009 salaries and benefits increased slightly as the impact of our restructuring plan was more than offset by an increase in our incentive plan costs. In the nine months ended September 30, 2009 salaries and benefits decreased due to reduced costs relating to the impact of our restructuring plan and recruiting and training costs, offset in part by an increase in our incentive plan costs. We did not have an annual salary merit increase in 2009. Employees engaged in selling, general and administrative activities increased slightly to 1,300 as compared to our headcount at September 30, 2008. The increase in legal fees in the three and nine months ended September 30, 2009 resulted primarily from attorneys’ fees and expenses related to our outstanding intellectual property and securities litigation. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The decrease in the three and nine months ended September 30, 2009 in the Other line item included in the above tables is primarily attributable to a reduction in facilities, travel and communication expenses.
     We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with our currently outstanding securities litigation and related government investigations described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. However, certain of our insurance carriers have reserved their rights under their respective policies, and in the third quarter of 2008 one of our insurance carriers notified us that coverage was not available and that it intended to suspend payment to us. As a result, we ceased receiving reimbursements under these policies for our expenses related to the matters described above. However, in January 2009 we entered into an agreement with that insurance carrier and certain of our other insurance carriers pursuant to which, without prejudicing our rights or the rights of such insurers, we have received payments from these insurers under these insurance policies. Also, as described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, in September 2009 we entered into a proposed settlement with our directors and officers insurance carriers as a part of the partial settlement of the federal derivative action. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers. In the nine months ended September 30, 2009, we recovered legal expenses of $16.6 million under these insurance policies. From inception of the securities litigation and related government investigations through September 30, 2009, we have recovered legal expenses of $43.3 million under these insurance policies. These amounts have been recorded as a reduction of selling, general and administrative expense.
     In certain limited circumstances, all or portions of the amounts recovered from our insurance carriers may be required to be repaid. We regularly evaluate the need to record a liability for potential future repayments. As of September 30, 2009 we have not recorded a liability in connection with these potential insurance repayment provisions. In connection with our currently outstanding securities litigation and related government investigations described in Note 9, as of September 30, 2009, we had advanced $79.0 million to certain former officers for attorney and expert fees for which we did not receive reimbursement from our insurance carriers, which amount has been expensed. If our coverage under these policies is reduced or eliminated or if the proposed settlement doe not receive final court approval, our potential financial exposure in the pending securities litigation and related government investigations would be increased. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage fails to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with the related actions.
     In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, the Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. If approved by the court, the Partial Derivative Settlement will resolve all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, who currently remains employed by Broadcom as a technology advisor and is our former Chief Technical Officer and former Chairman of the Board. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or the Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. A final approval hearing has been scheduled for December 14, 2009.
     Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights under certain insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom will receive payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million to be paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom has agreed to pay, subject to court approval of a fee award motion, $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. In the event that the Partial Derivative Settlement is approved by the Trial Court but such approval is subsequently reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom.

     For further discussion of litigation matters, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of product revenue	$6,579	$6,652	$18,584	$18,354
Research and development	90,829	93,334	266,698	262,043
Selling, general and administrative	31,290	33,328	89,817	93,661

	$128,698	$133,314	$375,099	$374,058

     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2013 related to unvested share-based payment awards:

	2009	2010	2011	2012	2013	Total
	(In thousands)
Unearned stock-based compensation	$124,979	$386,570	$255,281	$124,329	$26,113	$917,272
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
Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of product revenue	$3,876	$3,935	$12,101	$11,804
Other operating expenses	4,159	183	12,457	550

	$8,035	$4,118	$24,558	$12,354

     The following table presents details of estimated future straight-line amortization of existing purchased intangible assets. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets. The increase in amortization of purchased intangibles in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 relates primarily to the acquired purchased intangible assets of the DTV Business of AMD.

	Purchased Intangible Assets Amortization by Year
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Cost of product revenue	$3,697	$12,527	$1,023	$—	$—	$17,247
Other operating expenses	1,664	1,579	500	334	—	4,077

	$5,361	$14,106	$1,523	$334	$—	$21,324

In-Process Research and Development
     In the nine months ended September 30, 2008 we recorded IPR&D of $10.9 million related to our acquisition of Sunext Design, Inc. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.
Impairment of Long-Lived Assets
     In the three and nine months ended September 30, 2009 we recorded an impairment to customer relationships, completed technology and certain other assets of $7.6 million and $18.9 million, respectively, related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for this business.
Restructuring Costs (Reversals)
     In light of the deterioration in worldwide economic conditions, in January 2009 we implemented a restructuring plan that included a reduction in our worldwide headcount of 200 people, which represented 3% of our global workforce. In the three months ended September 30, 2009 we implemented a plan to reduce our headcount by an additional 120 people related to our DTV business.
     We recorded $4.8 million and $12.3 million in net restructuring costs in the three and nine months ended September 30, 2009, respectively, related to the plans, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities. In the three and nine months ended September 30, 2009, we recorded restructuring charges of $0.8 million and $3.5 million, respectively, related to stock-based compensation expense incurred in connection with the modification of certain share-based awards. We expect to record additional restructuring costs in the three months ending December 31, 2009 of $3.0 million. We anticipate annual cost savings of approximately $12.0 million as a result of the restructuring plan implemented in the three months ended September 30, 2009.
Settlement Costs (Gains)
     We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in the nine months ended September 30, 2009. For a further discussion of this agreement, see “Settlement and Patent License and Non-Assert Agreement” in the Overview section. We also recorded $6.9 million in settlement costs in the nine months ended September 30, 2009 for an estimated settlement associated with certain employment tax items. In addition, we recorded settlement costs of $1.2 million related to a patent infringement claim in the nine months ended September 30, 2009.
     In April 2008 we entered into a settlement with the SEC relating to the previously-disclosed SEC investigation of Broadcom’s historical stock option granting practices. Without admitting or denying the SEC’s allegations, we agreed to pay a civil penalty of $12.0 million, which we recorded as a settlement cost in 2008. The settlement was approved by the United States District Court for the Central District of California in late April 2008. In addition, we settled a patent infringement claim for $3.8 million in 2008. Both of the 2008 settlements were recorded in the nine months ended September 30, 2008.
     For further discussion of income tax and litigation matters, see Notes 5 and 9, respectively, to the Unaudited Condensed Consolidated Financial Statements.

Charitable Contribution
     In April 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Accordingly, as the receipt of the determination letter was deemed probable, we recorded an operating expense for this contribution of $50.0 million in the nine months ended September 30, 2009. We received the determination letter in the three months ended September 30, 2009 and expect to fund the contribution in the three months ending December 31, 2009.
Interest and Other Income (Expense), Net
     The following tables present interest and other income (expense), net, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$2,978	0.2%	$12,451	1.0%	$(9,473)	(76.1)%
Other expense, net	(178)	—	(3,720)	(0.3)	3,542	(95.2)

	Nine Months Ended		Nine Months Ended			%
	September 30, 2009		September 30, 2008			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$11,362	0.4%	$44,983	1.3%	$(33,621)	(74.7)%
Other income (expense), net	2,487	0.1	(2,987)	(0.1)	5,474	(183.3)
     Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net primarily includes the gain on the sale of a marketable security and gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates. Our cash and marketable securities balances increased from $2.288 billion at September 30, 2008 to $2.377 billion at September 30, 2009, primarily due to net cash provided by operating activities, including the $243.2 million received from the Qualcomm Agreement. The average interest rates earned in the three months ended September 30, 2009 and 2008 were 0.51% and 2.34%, respectively. The average interest rates earned in the nine months ended September 30, 2009 and 2008 were 0.71% and 2.66%, respectively.
Income Tax Provision
     We recorded tax provisions of $6.8 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, and tax provisions of $1.2 million and $5.1 million for the three and nine months ended September 30, 2008, respectively. Our effective tax rates were 7.5% and 45.4% for the three and nine months ended September 30, 2009, respectively, and 0.7% and 1.3% for the three and nine months ended September 30, 2008, respectively. While our tax provisions for the nine months ended September 30, 2009 and 2008 were for similar amounts of $5.0 million and $5.1 million, respectively, which primarily represent provisions for foreign income taxes for both periods, our pretax income was significantly different at $11.1 million and $379.1 million, respectively, which resulted in significantly different effective tax rates of 45.4% and 1.3%, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate for the three and nine months ended September 30, 2009 and September 30, 2008, domestic losses recorded without income tax benefit for the three and nine months ended September 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.5 million for the nine months ended September 30, 2009, and $4.4 million for the nine months ended September 30, 2008. We recorded a tax benefit of $3.9 million in the nine months ended September 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, in the nine months ended September 30, 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U. S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. Specifically, in the nine months ended September 30, 2009, we recorded a $3.2 million tax provision for additional federal and state income and franchise taxes. We also reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and reduced our federal and state capitalized research and development costs by approximately $10.0 million and $15.0 million, respectively. Additionally, in the nine months ended September 30, 2009, we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to our valuation allowance for deferred tax asset resulting in no net change to deferred tax assets.
     As a result of the expensing of share-based payments since January 1, 2006, our deferred tax assets exclude certain excess tax benefits from employee stock-based compensation that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $8.7 million and $7.5 million at September 30, 2009 and December 31, 2008, respectively.
     At September 30, 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $360 million, of which approximately $260 million would be credited to paid-in capital if ultimately sustained and utilized to reduce our income tax liabilities because it relates to excess deductions from employee stock options. The remaining portion of these tax benefits, approximately $100 million, were previously offset by a valuation allowance on our deferred tax assets. If these tax positions are not sustained, there will be no net effect on our tax provision because of the related valuation allowance.

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
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents and marketable securities:

	September 30	December 31,	Increase
	2009	2008	(Decrease)
	(In thousands)
Working capital	$1,847,222	$2,034,110	$(186,888)

Cash and cash equivalents(1)	$1,345,221	$1,190,645	$154,576
Short-term marketable securities(1)	561,287	707,477	(146,190)
Long-term marketable securities	470,643	—	470,643

	$2,377,151	$1,898,122	$479,029

(1)	Included in working capital.
     Our working capital, cash and cash equivalents and marketable securities increased in the nine months ended September 30, 2009 primarily due to cash provided by operations (including the proceeds received from the Qualcomm Agreement). See the summary of cash, cash equivalents and short-term marketable securities by major security type and discussion of market risk that follows in Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     Cash Provided and Used in the Nine Months Ended September 30, 2009 and 2008. Cash and cash equivalents increased to $1.345 billion at September 30, 2009 from $1.191 billion at December 31, 2008 as a result of cash provided by operating activities.

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$654,965	$773,458
Cash used in investing activities	(370,527)	(693,793)
Cash used in financing activities	(129,862)	(790,379)

Net increase (decrease) in cash and cash equivalents	$154,576	$(710,714)
Cash and cash equivalents at beginning of period	$1,190,645	$2,186,572

Cash and cash equivalents at end of period	$1,345,221	$1,475,858

     In the nine months ended September 30, 2009 our operating activities provided $655.0 million in cash. This was primarily the result of $468.3 million in net non-cash operating expenses, $180.6 million in net cash provided by changes in operating assets and liabilities (including the proceeds received from the Qualcomm Agreement) and net income of $6.1 million. Non-cash items included in net income in the nine months ended September 30, 2009 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of long-lived assets, non-cash restructuring charges and a gain on sale of marketable securities. In the nine months ended September 30, 2008 our operating activities provided $773.5 million in cash. This was primarily the result of $374.0 million in net income and $461.3 million in net non-cash operating expenses, offset in part by $61.8 million in changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended September 30, 2008 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of long-lived assets and loss on strategic investments.
     Accounts receivable increased $169.3 million from $372.3 million at December 31, 2008 to $541.6 million at September 30, 2009 resulting primarily from a change in our revenue linearity and the result of the $127.7 million increase in net revenue in the three months ended September 30, 2009 to $1.254 billion, as compared with $1.127 billion in the three months ended December 31, 2008. Our days sales outstanding increased from 30 days at December 31, 2008 to 39 days at September 30, 2009, driven by a variation in revenue linearity and a slight delay in the timing of customer payments. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis.
     Inventories decreased $58.9 million from $366.1 million at December 31, 2008 to $307.2 million at September 30, 2009 as we reduced our inventory purchases to reflect the reduction in revenues and the recent economic slowdown. Our inventory days on hand decreased from 60 days at December 31, 2008 to 45 days at September 30, 2009 which was in line with our established objective of reducing inventory from the December 31, 2008 level. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
     Accounts payable increased $112.7 million from $310.5 million at December 31, 2008 to $423.2 million at September 30, 2009. Our days payable outstanding increased from 51 days at December 31, 2008 to 63 days at September 30, 2009, resulting primarily from the timing of inventory purchases and vendor payments.
     Investing activities used $370.5 million in cash in the nine months ended September 30, 2009, which was primarily the result of net purchases of marketable securities of $320.6 million and $48.8 million of capital equipment purchases mostly to support our research and development efforts. Investing activities used cash of $693.8 million in the nine months ended September 30, 2008, which was primarily the result of net purchases of marketable securities of $598.5 million, $65.2 million of capital equipment purchases, mostly to support our research and development efforts, $9.6 million in net cash paid for the acquisition of Sunext Design and $20.1 million related to contingent consideration paid for attainment of certain performance goals.
     Our financing activities used $129.9 million in cash in the nine months ended September 30, 2009, which was primarily the result of $206.5 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in July 2008 and $60.6 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $137.2 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. An additional $11.0 million of repurchases of our Class A common stock was not settled in cash as of September 30, 2009. Our financing activities used $790.4 million in cash in the nine months ended September 30, 2008, which was primarily the result of $859.8 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in November 2007, offset in part by $69.4 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. In the nine months ended September 30, 2009 we repurchased a total of 8.0 million shares of our Class A common stock at a weighted average price of $27.06, of which $11.0 million had not settled. As of September 30, 2009, $358.4 million remained authorized for repurchase under our current program.
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
     In April 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of its exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Accordingly, as the receipt of the determination letter was deemed probable, we recorded an operating expense for the contribution of $50.0 million in the nine months ended September 30, 2009. We received the determination letter in the three months ended September 30, 2009 and expect to fund the contribution in the three months ending December 31, 2009.
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
     Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	licensing royalties payable by or to us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2009 and future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.
     In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.
     Off-Balance Sheet Arrangements. At September 30, 2009 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     At September 30, 2009 we had $2.377 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. The fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At September 30, 2009 all of our marketable securities are rated AAA, Aaa, A-1 or P-1 by the major credit rating agencies. We invest our cash in U.S. Treasury instruments and in deposits and money market funds with major financial institutions. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

     We account for our investments in debt and equity instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the unaudited condensed consolidated statements of income. The fair value of cash equivalents and marketable securities is determined based on quoted market prices for those securities.
     Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.
     In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2009, a 100 basis point increase in interest rates across all maturities would result in a $10.4 million incremental decline in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $3.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
     Recent economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a large percentage of the portfolio to U.S. Treasury and other government securities and time deposits, which may negatively impact our investment income, particularly in the form of declining yields.
     Approximately $645.1 million of our $1.345 billion of cash and cash equivalents at September 30, 2009 is located in foreign countries where we conduct business. There may be tax effects upon repatriation of the cash to the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K. The description of risk factors included below includes any material changes to and supersedes the description of risk factors associated with our business previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December

31, 2008. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.
Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our Class A common stock may decline.
     We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the recent downturn. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our product gross margins. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
     Our business is subject to variability due to the recent deterioration in general worldwide economic conditions and credit availability resulting from the financial crisis affecting the banking system and financial markets. Many other factors have the potential to significantly impact our business, such as: concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Historically, semiconductor companies are several steps removed from the end-customer in the supply chain and have experienced growth patterns which are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility abates. However, given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the semiconductor industry or in the wired and wireless communications markets. If the economy or markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.
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
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, and trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to adjust our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	the effectiveness of our expense and product cost control and reduction efforts;

•	the gain or loss of a key customer, design win or order;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the availability and pricing of raw materials and third party semiconductor foundry, assembly and test capacity;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;

•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;

•	the rate at which our present and future customers and end users adopt our technologies and products in our target markets;

•	changes in our product or customer mix;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;

•	the volume of our product sales and pricing concessions on volume sales;

•	the impact of the Internal Revenue Service review of certain of our income and employment tax returns; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
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
     Additionally, as an increasing number of our chips are being incorporated into consumer electronic products, we anticipate greater seasonality and fluctuations in the demand for our products, which may result in greater variations in our quarterly operating results. Consumer electronic products can also have lower gross margins than the gross margins we have been able to achieve in the past, depending upon where they are in their respective product life cycles, which could negatively impact our product revenue and product gross margin.
     In the past we have entered into arrangements that include multiple deliverables, such as the sale of semiconductor products and related data services. Under these arrangements, the services may be provided without having a separate “fair value”. In that event, we will only recognize a portion of the total revenue we receive from the customer during a quarter, and will recognize the remaining revenue ratably over the respective service period or estimated product life. There are also other scenarios whereby revenue may be deferred for even longer periods or ratable recognition over the service period may not be permitted and all of the revenue may be required to be recognized in later periods or at the end of the arrangement. As we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results.
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
     We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from approximately 2,800 full-time employees and temporary workers as of December 31, 2003 (excluding interns) to approximately 7,300 full-time employees and temporary workers as of September 30, 2009 (excluding interns). Nonetheless, we may not be able to adjust our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
     Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new product lines, which often require substantial research and development expenses to develop, to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. For instance, during the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market. Currently 20% of our research and development expense was attributable to our mobile platforms products. However, this market is characterized by very long product development and sales cycles due to the significant qualification requirements of cellular handset makers and wireless network operators, and accordingly, it is common to experience significant delays from the time research and development efforts commence and significant costs are incurred to the time corresponding revenues are generated. Due to these lengthy product development and sales cycles, our mobile platforms business had a material negative impact on our earnings in 2008, including impairment charges of $169.4 million recorded in the three months ended December 31, 2008 relating to this business. Prior to the three months ended September 30, 2009, most of the revenue that we derived from our mobile platforms business related to the licensing of our intellectual property. In connection with the Qualcomm Agreement, in the nine months ended September 30, 2009, we recorded licensing revenue of $88.5 million. We expect to record equal quarterly amounts of $51.7 million during the quarters ending December 31,

2009 through March 31, 2012, $47.7 million in the three months ending June 30, 2012 and $43.2 million in following four quarters ending June 30, 2013. Although we are generating additional product revenue from our ramp of cellular products, it is possible that our customers may delay further product development plans or that their products will not be commercially successful, which would continue to materially and adversely affect our results of operations.
     Additionally, our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses, the employment and training of a highly skilled workforce, stock-based compensation expense, and legal, accounting and other external fees. If we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, such as the recent slowdown, we may not be able to adjust our operating expenses in a sufficiently timely or effective manner. Although we announced restructuring actions in 2009 and have implemented a number of other cost saving measures, if the recent slowdown is more severe or prolonged than we anticipate, our business, financial condition and results of operations could be materially and adversely affected and may result in additional restructuring costs.
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
     In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents. In 2007 and 2008 we continued to provide substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. We are continuing to cooperate with the U.S. Attorney’s Office in 2009. As widely reported, in June 2008 Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and a former director, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock options backdating at the company. Also in June 2008 Dr. Samueli pled guilty to making a materially false statement in connection with the SEC’s investigation described above. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli has appealed the ruling in the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. Mr. Ruehle’s trial is scheduled to commence in late October 2009; Dr. Nicholas’ trial is scheduled to take place in February 2010. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.
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

     The resolution of the pending investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements has in the past and could continue to result in significant costs and diversion of the attention of management and other key employees. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation and related government actions described above (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations, particularly as the defendants in the criminal and civil actions described above prepare to go to trial in late 2009 and in 2010.
     Although we maintain various insurance policies related to the risks associated with our business, including directors’ and officers’ insurance, we cannot assure you that the amount of our insurance coverage will be sufficient, that our insurance policies will provide coverage for the matters and circumstances described above or that portions of payments by our insurance companies previously made to us will not be required to be repaid to the insurance companies as these matters reach conclusion. As discussed in Note 9 in the Notes to the Unaudited Condensed Consolidated Financial Statements, in August 2009 Broadcom and certain of the defendants in the federal derivative action pertaining to past employee stock option grants executed the Partial Derivative Settlement and the Insurance Agreement, a settlement with Broadcom’s directors and officers liability insurance carriers. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights under certain insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom will receive payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million to be paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom has agreed to pay, subject to court approval of a fee award motion, $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action.
     In the event that the Partial Derivative Settlement is approved by the trial court but such approval is subsequently reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom. Our business, financial position and results of operations may be materially and adversely affected to the extent that our insurance coverage is not sufficient to pay or reimburse expenses and any judgments, fines or settlement costs that we may incur in connection with these matters or in the event we are required to repay amounts that were previously paid by our insurance companies.
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
     A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We have historically acquired numerous companies and certain assets of other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.
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
     Acquisitions can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. For example, we have previously recorded goodwill and long-lived assets impairment charges in connection with various acquisitions related to our mobile platforms group and with respect to our most recent acquisition of the DTV Business of AMD, Inc. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. Any of these types of charges could cause the price of our Class A common stock to decline. Beginning January 1, 2009, the accounting for business combinations has changed. In connection with the new guidance, previously capitalized acquisition costs incurred in connection with a business combination are now expensed as incurred. In addition, previously expensed in-process research and development costs are now capitalized. These in-process research and development costs are subsequently tested for impairment prior to achieving technological feasibility and are amortized to expense upon achieving technological feasibility. If the in-process research and development program is abandoned, the capitalized costs are expensed immediately. We expect that the new requirements will have an impact on our unaudited condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, size and results of operations of the acquisitions we consummate after the January 1, 2009.
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
     We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our Class A common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions. In addition, acquisitions may involve significant transaction expenses which are expensed as incurred and may negatively affect our operating expenses.
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
     Sales to our five largest customers represented 34.2% and 35.9% of our total net revenue in the nine months ended September 30, 2009 and 2008, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue in 2009 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold over 3,650 U.S. and 1,450 foreign patents and have more than 7,750 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
     We have recently effected a number of cost saving measures and announced a restructuring plan, both of which could negatively impact employee morale. Over the last few years we have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. These modifications of our compensation policies and the requirement to expense the fair value of equity awards to employees have increased our operating expenses. However, because we are mindful of the dilutive impact of our equity awards, we currently intend to further reduce the number of equity awards granted to employees over the next few years. While this may have a positive impact on our operating expenses over time, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and any increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 51.9% and 40.9% of our product revenue in the nine months ended September 30, 2009 and 2008, respectively, was derived from product sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 94.7% and 91.4% of our product revenue in the nine months ended September 30, 2009 and 2008, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of overseas conflicts and the risk of terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:
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
     We do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Due to the recent global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. Additionally, availability of foundry capacity has at times in the past been reduced due to strong demand. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a public health emergency or closure at any of these foundries, our product revenue, cost of product revenue and results of operations would be negatively impacted.
     If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities due to earthquake, typhoon or other natural disaster, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may encounter supply delays or disruptions, and we may need to qualify an alternative foundry. Our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
     Because we rely on outside foundries, we face several significant risks in addition to those discussed above, including:
•	a lack of guaranteed wafer supply and higher wafer prices, particularly in light of the recent volatility in the commodities markets, which has the impact of increasing the cost of materials used in production of wafers;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs and other terms; and

•	the limited availability of, or potential delays in obtaining access to, key process technologies.
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
     To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Substantially all of our products are currently manufactured in .13 micron and 65 nanometer geometry processes, and we are now designing most new products in 65 nanometers and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 though September 30, 2009 our Class A common stock has traded at prices as low as $12.98 and as high as $31.20 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:
•	general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	quarter-to-quarter variations in our operating results;

•	changes in earnings estimates or investment recommendations by analysts;

•	rulings in currently pending or newly-instituted intellectual property litigation;

•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation or investigations;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

•	changes in accounting rules;

•	continuing international conflicts and acts of terrorism;

•	changes in the methods, metrics or measures used by analysts to evaluate our stock;

•	changes in investor perceptions; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.
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

     As of September 30, 2009 our co-founders, directors, executive officers and their respective affiliates beneficially owned 13.2% of our outstanding common stock and held 56.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2009 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, who are no longer officers or directors of Broadcom, beneficially owned a total of 11.9% of our outstanding common stock and held 56.5% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
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
     In the three months ended September 30, 2009, we issued an aggregate of 1.3 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors.
     In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made at any time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of

September 30, 2009, $358.4 million remained authorized for repurchase under our current program. The following table presents details of our repurchases during the three months ended September 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)
July 2009	2,968	$25.98	2,968
August 2009	362	28.26	362
September 2009	2,673	29.61	2,673

Total	6,003	27.73	6,003	$358,352

     Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
10.1†	Third Amendment dated August 3, 2009 to Letter Agreement between the registrant and Scott A. McGregor.

10.2†	Second Amendment dated August 3, 2009 to Letter Agreement between the registrant and Eric K. Brandt.

10.3†	Amendment dated August 3, 2009 to Letter Agreement between the registrant and Arthur Chong.

10.4†	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Nariman Yousefi.

10.5†	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and Robert L. Tirva.

10.6†	2009 Base Salary Increase for Henry Samueli, effective July 24, 2009.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

Exhibit
Number	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ Eric K. Brandt Eric K. Brandt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert L. Tirva

Robert L. Tirva
Vice President and Corporate Controller
(Principal Accounting Officer)
October 22, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Third Amendment dated August 3, 2009 to Letter Agreement between the registrant and Scott A. McGregor.

10.2†	Second Amendment dated August 3, 2009 to Letter Agreement between the registrant and Eric K. Brandt.

10.3†	Amendment dated August 3, 2009 to Letter Agreement between the registrant and Arthur Chong.

10.4†	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Nariman Yousefi.

10.5†	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and Robert L. Tirva.

10.6†	2009 Base Salary Increase for Henry Samueli, effective July 24, 2009.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.